Form 10-K
period 1997-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1998-03-20
CIK 1049108

------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ________________

                         COMMISSION FILE NUMBER 1-13647
                              --------------------

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                             73-1356520
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                  5330 EAST 31ST STREET, TULSA, OKLAHOMA 74135
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (918) 660-7700

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS:          NAME OF EACH EXCHANGE ON WHICH REGISTERED:

 COMMON STOCK, $.01 PAR VALUE               NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K: [ ]

     THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 1998 WAS $481,669,988.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 6, 1998 WAS 24,127,980.
-------------------------------------------------------------------------------

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-K


                                    CONTENTS

PART I                                                                                      Page
                                                                                            ---
      ITEM 1.           BUSINESS..............................................................4

      ITEM 2.           PROPERTIES...........................................................23

      ITEM 3.           LEGAL PROCEEDINGS....................................................23

      ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................24

PART II

      ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS......................................24

      ITEM 6.           SELECTED FINANCIAL DATA..............................................26

      ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................28

      ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                        ABOUT MARKET RISK....................................................37

      ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................38

      ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS........................60

PART III

      ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................60

      ITEM 11.          EXECUTIVE COMPENSATION...............................................62

      ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT.....................................64

      ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................65

PART IV

         ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                           AND REPORTS ON FORM 8-K...........................................65

SIGNATURES...................................................................................69

INDEX TO EXHIBITS............................................................................70



         Some of the statements contained herein under "Business" and "Management's Discussion and Analysis of Financial Condition of Results of Operations" are forward-looking. They include statements concerning (a) strategy, (b) liquidity and capital expenditures, (c) the terms upon which vehicles will be acquired, (d) debt levels and the ability to obtain financing and service debt, (e) competitive pressures in the vehicle rental business, (f) prevailing levels of interest rates, (g) legal proceedings and regulatory matters, and (h) general economic conditions. Actual results may differ materially from those suggested by the forward-looking statements for various reasons.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

         Dollar Thrifty Automotive Group, Inc., a Delaware corporation (the "Company"), owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar"), and Thrifty Rent-A-Car System, Inc. ("Thrifty"). Dollar and Thrifty and their independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers and tourists, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 1997, Dollar and Thrifty had 891 locations in the United States and Canada of which 139 were company-owned stores and 752 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company and its consolidated subsidiaries (collectively, the "Group").

         The businesses of Dollar and Thrifty complement each other, although they have different approaches to the vehicle rental market. In the United States, Dollar's main focus is operating company-owned stores located at major airports, and it derives substantial revenues from foreign tour and leisure rentals. Thrifty operates mainly through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. Thrifty's franchisees provide vehicles and services to the rental customer except in a few cities where Thrifty operates company-owned stores. Dollar incurs the costs of operating its company-owned stores and its revenues are directly affected by changes in rental demand. As Thrifty operates primarily through franchisees, it does not incur the costs of operating the franchised locations and does not generally deal directly with rental customers. Therefore, changes in levels of customer demand tend to affect Thrifty's results less quickly than those of Dollar.

         The Company was incorporated on November 4, 1997. It is the successor to Pentastar Transportation Group, Inc. which was formed to acquire and operate its rental car subsidiaries in 1989. Dollar was incorporated in 1965 and Thrifty was incorporated in 1950. The Company sold its wholly owned subsidiary, Snappy Car Rental, Inc. ("Snappy") in 1994. In addition, effective in 1993, the operations of General Rent-a-Car were merged into Dollar.

         On December 23, 1997, the Company completed its initial public offering of Common Stock after registering such shares with the Securities and Exchange Commission on Form S-1 (the "Offering"). Upon closing of the Offering, 22,500,000 shares of Common Stock were sold at an initial price to the public of $20.50 per share. In addition, the underwriters exercised an over allotment option and acquired an additional 1,125,000 shares for the same price, less the applicable underwriter's discount. Of the shares sold in the Offering, 20,000,000 shares were sold by Chrysler Corporation ("Chrysler"), which prior to the Offering was the parent of the Company, and 3,625,000 shares were sold by the Company. On January 15, 1998, the underwriters exercised a second and final portion of their over allotment option, purchasing an additional 498,105 shares of Common Stock.

         In order to close the offering of Common Stock, it was also necessary for the Company to complete new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note facility, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a $615 million Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes and commercial paper were used and will be used to finance certain existing vehicles and the acquisition of new vehicles. The Revolving Credit Facility was established to credit enhance these vehicle financing programs and to meet the Group's borrowing needs for its other business operations, including its need for letters of credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

INDUSTRY OVERVIEW

         The U.S. daily vehicle rental industry has two principal markets: the airport market and the local market. Vehicle rental companies that focus on the airport market rent primarily to business and leisure travelers. Vehicle rentals from airport locations account for the largest portion of vehicle rentals in the United States. Those companies focusing on the local market rent primarily to persons who need a vehicle periodically for personal or business use or who require a temporary replacement vehicle. Rental companies also sell used vehicles and ancillary products such as refueling services and loss damage waivers. The vehicle rental industry has been seasonal. The third quarter, during the peak summer months, has historically been the strongest quarter of the year in terms of numbers of vehicle rentals and rental rates.

         Vehicle rental companies typically incur substantial debt to finance the ongoing turnover of their fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to predict this important element of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

         The domestic vehicle rental industry has experienced significant revenue growth over the past five years, following a period of reduced rental rates prompted by excess vehicle capacity. The economic recession in the United States from 1990 to 1992 led to decreased new vehicle demand and overcapacity among automotive manufacturers. The manufacturers offered significant purchase incentives to vehicle rental companies, enabling them to significantly expand the size of their fleets. This eventually resulted in excess capacity, intensified competition and depressed rental rates. As general economic conditions in the United States improved, the manufacturers increased their new vehicle prices and substantially reduced the incentives offered to fleet purchasers. Continued competitive pressure within the rental industry, however, constrained increases in average daily rental rates. The domestic vehicle rental industry is now experiencing improved profitability as oversupply conditions have lessened and average daily rental rates have increased.

         There have recently been significant changes in the ownership of the principal companies in the U.S. vehicle rental industry, several of which had been owned by domestic automotive manufacturers. HFS Incorporated purchased Avis Rent A Car, Inc. and subsequently sold 70% of Avis's equity to the public. Republic Industries Inc. acquired National Car Rental System, Inc. and Alamo Rent-a-Car, Inc., and Team Rental Group Inc. (renamed Budget Group, Inc.) acquired Budget Rent a Car Corporation from Ford Motor Company ("Ford"). Ford sold a minority interest in Hertz Corporation to the public. Accordingly, most of the major companies in the industry are now publicly held, including the Company. The Company believes these changes may lead to higher average rental rates as a result of increased industry focus on profitability and shareholder returns, rather than on transaction volume and market share.

STRATEGY

         The Company's main objectives are to increase revenues and improve profitability by strengthening its value-priced brands. The key elements of this strategy are:

         CAPITALIZE ON CHANGING INDUSTRY DYNAMICS

         Information disclosed by publicly held U.S. vehicle rental companies and the Group's experience indicate that the U.S. vehicle rental industry is emerging from a period, ending in 1995, when rental rates did not keep pace with rising fleet costs. In addition, there have been recent changes in the ownership of the major U.S. vehicle rental companies, several of which had been owned by domestic automotive manufacturers and are now publicly held. These ownership changes may lead to higher average rental rates as a result of increased industry focus on profitability and shareholder returns, rather than on transaction volume and market share. The Group would benefit from higher rental rates, particularly in markets where it has a strong position.

         The Company believes there may be opportunities to add smaller independent and regional rental operators as franchisees. Opportunities would occur to the extent these operators decide there are benefits in becoming franchisees of a national brand such as Dollar or Thrifty. These benefits include better access to vehicle supply, more attractive financing, national marketing programs and newer technology.

         BUILD ON THE COMPANY'S NICHES IN THE VEHICLE RENTAL MARKET

         Value-Priced Brands

         The Dollar and Thrifty brands are identified with the Group's strategy of offering value-priced rental vehicles that are comparable to those offered by the Group's principal competitors. Dollar and Thrifty service a wide variety of leisure and discretionary customers from airport, near airport and local market locations.

         Dollar's Leisure Market Position

         Dollar intends to build on its strong position in the leisure rental market. Dollar focuses mainly on the leisure market and tour operators. Of Dollar's rental revenues in 1997, approximately 76% were derived from operations in Florida, California, Hawaii and Nevada. The Company plans to expand Dollar's international tour business because the Company believes that the trend over the past five years of increasing numbers of overseas tourists visiting the United States will continue.

         Dollar has significant relationships with foreign tour operators, especially those in the United Kingdom, and has systems and facilities specifically designed to provide a high level of service to this market segment. Dollar plans to expand and add to its relationships with major tour operators. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar plans to focus on tour operator opportunities where its current market share is low, particularly from certain countries in Western Europe and in Latin America.

         Thrifty's Local Market Position

         Thrifty's company-owned stores and its franchisees derive approximately one-half of their combined rental revenues from the airport market and one-half from the local market. Thrifty's competitors usually focus on only one of these markets. The local market has grown faster than the airport market and generally has experienced less pricing pressure. In addition, local market locations usually have lower costs and a more diverse customer base. Management believes that the local market, where competition is based on location, service and customer relationships, is well-suited to Thrifty's franchise strategy, which emphasizes local ownership and operation. Thrifty plans to increase its local presence through growth in the operations of existing franchisees and addition of new franchisees.

         CAPITALIZE ON OPPORTUNITIES FOR OPERATING EFFICIENCIES

         Dollar and Thrifty operate as separate companies and serve the vehicle rental market in different ways. The Company believes that it can improve efficiency and reduce costs by taking advantage of its joint ownership of Dollar and Thrifty. Opportunities include pursuing volume discounts in connection with the purchase of advertising, insurance and certain information systems, consolidating some administrative functions and sharing facilities. Additional opportunities involve coordinating used car disposal, transferring vehicles between fleets to address short-term variations in regional rental demands, developing joint training programs and referring overflow customers from one system to the other.

         INVEST IN STRATEGIC INFORMATION AND RESERVATION SYSTEMS

         Since the beginning of 1995, the Group has made capital investments and other expenditures totaling $24.9 million for reservation, tour and other information systems. It plans to make capital expenditures of approximately $10 million in these systems during 1998. Dollar, which has a much larger proportion of company-owned stores than Thrifty, plans to invest in centralized rental processing, inventory control, revenue management and other systems. These investments are intended to improve operational control, fleet utilization, rental rates and customer service. Because Thrifty has a high proportion of franchisees, it plans to support their operations by offering uniform automated systems and customer service programs. These investments will also enable Dollar to introduce, and Thrifty to improve, customer frequency and loyalty programs.

         EXPAND INTERNATIONAL OPERATIONS

         Dollar plans to use commercial arrangements with a foreign independent vehicle rental company to expand use of its brands abroad and as a means of promoting additional rentals from in-bound travelers. Dollar has recently entered into an agreement with Europcar International, S.A., an independent European vehicle rental company. The agreement provides that each company will accept rental reservations in its geographical area made through the other. In addition, Dollar and Thrifty may license foreign vehicle rental companies as master franchisees for specific countries or regions. Thrifty may also offer vehicle leasing and other services to its international franchisees.

         DEVELOP OPPORTUNITIES FOR BUSINESS EXPANSION INTO RELATED AREAS

         The Company believes that its experience in fleet leasing and management, used car disposal and franchising provides it with opportunities for expansion. These opportunities include leasing vehicles to small companies and individuals, entering into joint ventures or other arrangements with new car dealer groups, used car superstores and auto auctions and using the Group's existing telecommunications capacity to provide telemarketing services. As to telemarketing services, research conducted by the Group indicates that there are a number of businesses which are actively searching for call center capabilities, particularly on a call overflow basis. The Group is investigating call routing between companies seeking this service and the Group's existing call center and reservation system capabilities.

         Thrifty is developing a new brand, DriveWise, for the rental of used vehicles. DriveWise would add a new source of franchise and related revenues. Thrifty would enter into separate franchise arrangements for DriveWise. Thrifty is currently conducting a pilot program for DriveWise in Louisville, Kentucky, and will be expanding the pilot to other locations.

         LINK COMPENSATION TO PERFORMANCE TO ENCOURAGE GROWTH

         The Company's executive compensation program is designed to provide for management incentives based on profitability, increases in shareholder value and other performance criteria. In addition, Dollar and Thrifty have incentive plans that provide for management compensation based on operating performance and that reward company-owned stores' management based on the achievement of performance-related objectives. The Company believes that linking incentive compensation to such performance criteria should result in increased revenues and improved profitability.

SEASONALITY

         The third quarter, during the peak summer travel months, has historically been the strongest quarter of the year in terms of the numbers of vehicle rentals, rental rates and Group profitability. Travel disruptions during the summer period could have a material adverse effect on the Group.

DOLLAR

         GENERAL

         Dollar's main focus is on serving the airport vehicle rental market, which is composed of business and leisure air travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees to operate as a part of the Dollar system in the United States and abroad. All of its Canadian and international operations are franchised.

         Dollar's line of services and products includes fleet leasing, marketing, centralized reservations, counter automation, insurance, central billing, supplies and training and operational support. Dollar's company-owned stores and franchisees rent vehicles on a daily, weekend, weekly and monthly basis, at varying rates depending on cost and other competitive factors in each location's market. In addition to vehicle rentals, Dollar and its franchisees sell ancillary products and rent supplemental equipment. To meet seasonal and other demand changes, Dollar shifts vehicles among its company-owned stores and U.S. franchisees. Revenues from Dollar's franchisees outside the United States and Canada have not been material to its results of operations.

         As of December 31, 1997, Dollar's vehicle rental system included 255 locations in the United States and Canada, consisting of 103 company-owned stores and 152 that were operated by franchisees. Dollar's total revenue was $617.5 million in 1997, of which $560.8 million (91%) was generated by company-owned stores and $56.7 million (9%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue.

     Dollar operates primarily through company-owned stores, and through franchisees, in the 50 largest U.S. airport vehicle rental markets, in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in 35 of those 50 airport markets and franchisees in the remaining 15. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted one franchised operation to a company-owned operation in 1994, two in 1995, four in 1996 and three in 1997. Effective March 1, 1998, Dollar acquired the operations of its San Diego franchisee. Dollar generally has rights of first refusal on the sale of a franchised operation.

         COMPANY-OWNED STORES

         Dollar believes that having company-owned stores in most of the largest 50 airport markets and other key markets enhances its ability to manage its vehicle rental system and fleet. Dollar can implement company-owned store marketing and pricing strategies to focus on discretionary leisure and business travelers, reduce costs through bulk purchasing, apply company-owned store performance benchmarks and develop and implement best practice company-owned store management techniques nationwide. Its company-owned store network also allows Dollar to offer customers one-way rentals between stores.

         Dollar divides its company-owned store operations into four U.S. regions. Florida is a separate region due to its size and the concentration of international tour and domestic leisure business. Due to its location, Hawaii is also a separate region. The continental United States, apart from Florida, is divided into East and West regions.

         Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 38% of Dollar's company-owned store rental revenues in 1997. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar has significant relationships with foreign and domestic tour operators that resulted in $214 million in 1997 tour rental revenue, of which $135 million and $40 million were derived from its Florida and Hawaii regions, respectively. Additional tour revenue has been generated at other Dollar locations as foreign tourists have expanded the range of U.S. destinations they visit.

         Dollar is the exclusive U.S. vehicle rental company for three of its five largest tour operator accounts. Its arrangement with the other two tour operator accounts is non-exclusive. The agreements for these five accounts expire from December 31, 2000 to March 31, 2004. No single tour operator account generated in excess of 5% of the Group's 1997 revenues.

         As of December 31, 1997, Dollar had vehicle rental concessions for company-owned stores at 54 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

         SERVICES AND PRODUCTS PROVIDED TO RENTAL CUSTOMERS

         Worldwide Reservation System. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and in Plantation, Florida, and plans to open a new reservation facility in Tahlequah, Oklahoma later in 1998. Both of Dollar's current reservation facilities, as well as the major U.S. airline global distribution systems, are linked to Dollar's worldwide reservation computer and telecommunications system, which is also located in Tulsa, Oklahoma. Dollar's reservation facilities processed 7.1 million reservation telephone calls during 1997. Approximately 50% of Dollar's 1997 non-tour vehicle rentals were booked by travel agents through airline distribution systems. Dollar has preferred supplier agreements with many major travel agency chains and travel consortia.

         Supplemental Equipment and Optional Products. Dollar rents ski racks, mobile telephones, baby seats and other supplemental equipment and, subject to availability and applicable local law, makes available loss damage waivers and insurance.

         Instant Return. Dollar offers customers instant return service at the majority of its U.S. airport company-owned stores. When a customer returns a vehicle at one of these locations, a representative meets the customer and provides a receipt from a hand-held computer terminal.

         INFORMATION SYSTEMS

         Dollar depends upon a number of core information systems to operate its business. Its worldwide reservation system has rate management applications. The counter automation system in Dollar's company-owned stores facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. Dollar expects that nationwide introduction in company-owned stores of Dollar's new rental counter automation system, FASTLANE, will be completed in 1998, except in Florida which will be completed in 1999. FASTLANE is currently being adapted to serve Dollar's tour customers. Dollar is also developing a revenue management system with DFI-Aeronomics, Inc., a leading supplier of such systems, for introduction in Dollar's company-owned stores beginning in 1998 and for franchise locations as early as 1999. Acceptance testing of seven Dollar locations for the revenue management system has already begun. The initial version of this system is being designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly. Dollar has entered into an agreement with The SABRE Group, Inc. ("SABRE"), a leader in electronic distribution systems for the travel industry, to manage and monitor its data center network and its daily information processing.

         Dollar's core information systems are either designed to, or are being updated to, address the Year 2000 issues as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000." All of Dollar's key systems are housed in an underground SABRE facility in Oklahoma designed to withstand disasters.

         CUSTOMER SERVICE AND EMPLOYEE TRAINING

         Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar's quality improvement program, involves establishing a team at each vehicle rental location that is accountable for customer satisfaction. Dollar's customer service center measures customer satisfaction, tracks service quality trends, handles customer complaints and provides recommendations to Dollar's senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in San Francisco, Tulsa and Newark. Dollar plans to open additional centers in Houston, Denver, Los Angeles and Chicago in 1998.

         ORLANDO OPERATIONS

         Central Florida, with its many tourist attractions, is the most important leisure destination for Dollar. Dollar's company-owned store at Orlando International Airport has a mix of tour and other business. Dollar also operates a facility at the Orlando Sanford International Airport, 25 miles north of Orlando, which mainly serves charter flights. This facility, which was designed to handle tour customers, has 42 rental stations and parking for approximately 1,600 vehicles.

         FRANCHISING

         United States and Canada

         Approximately 9% of Dollar's 1997 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar's company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 1997 accounted for approximately 6% of Dollar's total revenue. See "-- Fleet Acquisition and Management -- Fleet Leasing Programs."

         Dollar licenses its franchisees to use Dollar's service marks in the vehicle rental and leasing, parking and used car sales businesses. Franchisees pay Dollar an initial franchise fee generally based on the population, number of airline passengers, total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory, as well as other factors.

         System Fees. In addition to an initial franchise fee, each U.S. franchisee is generally required to pay Dollar a system fee in 1998 on their rental car revenue equal to 7% of gross rental revenue on a monthly basis for airport operations (6% in 1997) and 6% for suburban operations. Dollar has announced that such system fees for substantially all of its airport franchisees will rise to the contractual fee of 8% in 1999.

         Franchisee Services and Products. Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle damage recovery and claims management advice, assistance and programs and sales, image and standards guidance. Dollar also provides them with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis and programs under which Dollar handles warranty claims processing, corporate account and tour billing and travel agent commission payments. Dollar franchisees are connected to, and pay Dollar a fee for, each reservation made through Dollar's worldwide reservation system.

         International

         Dollar's vehicle rental locations outside the United States are operated by master franchisees, direct franchisees and subfranchisees. Master franchisees are authorized to use Dollar's service marks and business methods in territories in which they operate directly or through subfranchisees, and are responsible for promoting the Dollar brand name and its services and products and for developing and supporting their direct operations and subfranchisees. Dollar's revenues from international franchise operations were less than 1% of 1997 total revenue.

         As of December 31, 1997, Dollar had franchised operations located in 27 countries. In Canada, Dollar's two master franchisees directly operate or subfranchise 34 airport and suburban locations. Dollar terminated the franchise arrangement with its master franchisee for Europe, Africa and the Middle East effective January 31, 1998 for locations in certain European countries and not later than October 31, 1998 elsewhere. Dollar has recently entered into an agreement with Europcar International, S.A. ("Europcar"), an independent European vehicle rental company, which became effective February 1, 1998. The agreement provides that each company will accept rental reservations in its geographical area made through the other.

         Although the agreement with Europcar requires each party to display the trademarks or service marks of the other company at their own locations, such locations remain autonomous and under control of the company which established the location. Accordingly, the number of foreign locations or Dollar system-wide locations disclosed in this report do not include Europcar locations where Dollar trademarks or service marks may appear.

         MARKETING

         National Advertising and Promotion

         Dollar's primary marketing objective is to convey to cost conscious leisure and business travelers that Dollar is committed to providing lower-priced vehicle rentals than its competitors. Dollar also emphasizes its operations in Florida, California, Hawaii and Nevada, where Dollar has a higher share of the leisure rental market than in other locations. Dollar's national advertising programs build on these themes through weekly advertisements in U.S. Sunday newspaper travel sections and weekly advertisements in USA Today. Dollar also advertises on U.S. broadcast and cable television networks, promoting its low rates and on-airport convenience. Dollar spends approximately 5% of its annual total U.S. system-wide revenues on marketing, advertising, public relations and sales promotions. Dollar has national marketing partnerships with major U.S. airlines' frequent flier programs in order to attract customers who value frequent flier awards as well as low vehicle rental rates.

         Dollar encourages franchisees, as well as local management of company-owned stores, to develop local market relationships and retail sales initiatives that coordinate with Dollar's national advertising programs. Dollar makes available print and broadcast advertising materials to franchisees for use in local markets, and pays a promotional allowance for qualifying advertising expenditures to the franchisees that participate in Dollar's fleet program.

         Dollar has made filings under the intellectual property laws of jurisdictions in which it or its licensees operate, including the U.S. Patent and Trademark office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

         Strategic Marketing Efforts

         Travel agencies book slightly over 50% of Dollar's non-tour vehicle rentals through the major U.S. airline global distribution systems. Major travel agency chains and consortia operate under preferred supplier agreements with Dollar, as they do with other vehicle rental companies, and are supported by Dollar's sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar, and many travel agency groups have similar arrangements with other vehicle rental companies.

SUMMARY OPERATING DATA OF DOLLAR

                                                   YEARS ENDED DECEMBER 31,
                                               ----------------------------------
                                               1995           1996            1997
                                               ----           ----            ----
                                                        (IN THOUSANDS)
REVENUES:
  COMPANY-OWNED STORES (EXCLUDING
    FLORIDA).............................   $ 155,345      $ 237,672       $ 307,576
  FLORIDA REGION COMPANY-OWNED STORES....     159,513        201,209         253,286
  U.S. AND CANADA FRANCHISEES............      64,092         55,294          52,222
  INTERNATIONAL FRANCHISEES..............       2,566          2,400           2,460
  OTHER..................................         418          2,595           1,988
                                            ---------      ---------       ---------
  TOTAL REVENUES.........................   $ 381,934      $ 499,170       $ 617,532
                                            =========      =========       =========

                                                       AS OF DECEMBER 31,
                                                       ------------------
                                                 1995           1996            1997
                                                 ----           ----            ----
RENTAL LOCATIONS:
  COMPANY-OWNED STORES (EXCLUDING
    FLORIDA).............................          56             72              81
  FLORIDA REGION COMPANY-OWNED STORES....          22             23              22
  U.S. AND CANADA FRANCHISEE LOCATIONS...         201            175             152
FRANCHISEES:
  U.S. AND CANADA........................          78             68              70
  INTERNATIONAL..........................          45             45              48

THRIFTY

         GENERAL

         Thrifty's main focus is on franchising and franchise support services. Thrifty also operates company-owned stores in a few cities in the United States and Canada. Thrifty's company-owned stores and its franchisees derive approximately half of their combined rental revenues from the airport market and half from the local market. Thrifty's approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties, or limited these companies' access to airport travelers, some Thrifty franchisees have moved to on-airport locations. Thrifty believes that the local market offers Thrifty's franchisees and company-owned stores better growth opportunities, less pricing pressure, a lower cost structure and a more diverse customer base than the airport market.

         As of December 31, 1997, Thrifty's vehicle rental system included 636 rental locations in the United States and Canada, divided between 600 franchisee locations and 36 company-owned stores. The Thrifty system also included 359 locations abroad, all of which were franchisee locations. Thrifty's total revenue was $225.3 million in 1997, of which $161.3 million (72%) was revenue from franchisees in the form of fleet leasing fees, commissions and other service and product fees and $64 million (28%) of which was generated by company-owned stores. Revenues from Thrifty's franchisees outside the United States and Canada have not been material to its results of operations.

         FRANCHISING

         United States

         Thrifty's U.S. franchisees are the core of its operations and are essential to its long-term profitability and growth. Thrifty offers its franchisees a full line of services and products not easily or cost-effectively available from other sources. Thrifty actively promotes franchisee financial stability and growth and seeks opportunities to enhance its vehicle rental system by improving its services to franchisees, particularly its fleet leasing programs, and by developing new franchisee revenue opportunities, such as airport parking, used car sales and truck rental. Thrifty also works closely with its U.S. franchisees in formulating and implementing marketing and operating strategies.

         Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty's franchisee turnover has averaged approximately 10% per year, with an average of 17 terminations and 25 new sales (including new territories added to existing franchise agreements) per year.

         Initial Franchise Fees, System Fees and Advertising Fees. Thrifty's initial franchise fees are negotiated on a case-by-case basis, and may be structured to promote expansion of an existing franchisee's operations into a contiguous area. In addition to the initial franchise fee, its U.S. franchisees pay Thrifty an administrative fee which is generally 3.0% of base rental revenue, excluding ancillary products.

         U.S. franchisees also pay an advertising fee ranging from 2.5% to 5.0% of base rental revenue to a separate advertising fund managed jointly by franchisees and Thrifty management. Thrifty has implemented, and may implement in the future, special short-term reductions in system and advertising fees to encourage growth.

         For 1997, Thrifty's five largest U.S. franchisees generated administration, fleet leasing, reservation and other fees to Thrifty totaling approximately 18% of Thrifty's total revenue.

         Marketing to Prospective Franchisees. Thrifty has developed programs to attract additional franchisees during this period of consolidation in the vehicle rental industry. Programs include attracting independent vehicle rental companies with phased-in fees and competitive fleet leasing terms, assisting individuals experienced in vehicle rental operations to operate their own franchises through financial assistance, start-up fleet supply and other support, and encouraging existing franchisees to acquire and expand into neighboring territories by offering fleet incentives, reduced administrative and advertising fees and lower initial franchise fees for additional territories.

         Fleet Leasing Program. Thrifty has a fleet leasing program for franchisees that it believes provides them with a competitive and flexible source of fleet vehicles. In 1997, fleet leasing fees accounted for approximately 58% of Thrifty's total revenue. See "-- Fleet Acquisition and Management -- Fleet Leasing Programs."

         Training and Support. Thrifty's franchisees receive required initial orientation, and ongoing training, in areas such as customer service and hiring. In early 1997, Thrifty began implementing its "True Blue Pride Initiative" to identify areas requiring customer service improvements and to implement new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchise customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty's frequent renter program, Blue Chip, which provides for preprinted rental contracts and expedited service.

         Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

         Worldwide Reservation Center and Other Information Systems. Thrifty's franchisees benefit from Thrifty's continuously staffed worldwide reservation center at its headquarters in Tulsa, Oklahoma, which in 1997 processed approximately 4.4 million telephone calls and 1.6 million reservations. The center is also linked to all of the major U.S. airline reservation systems and through them to travel agencies in the United States, Canada and abroad. The center is a key means of marketing the Thrifty system to consumers and travel agents and informing them about the system's vehicle rental rates, products, promotions and services. Thrifty franchisee payments for reservations made through the center accounted for approximately 3% of Thrifty's 1997 total revenues.

         U.S. franchisees receiving a certain volume of reservations are required to use an approved automated counter system, usually leasing or subleasing the related hardware and software from Thrifty or a third-party leasing agent. In addition to providing an electronic data link with Thrifty's worldwide reservation center, the automated counter system prints rental agreements and provides Thrifty and its franchisees with customer and vehicle inventory information and financial and operating reports.

         Thrifty supports its information systems through a combination of internal resources and external technology providers. Thrifty has engaged SABRE to manage and monitor its data center network and its daily information processing. Reservation applications systems continue to be serviced by Perot Systems Corporation ("Perot"). The arrangements with Perot give Thrifty access to technical resources through the year 2000, thereby providing a greater level of assurance that Thrifty can meet its need to maintain and improve important applications. Other information systems are supported by Thrifty employees.

         Thrifty's core information systems are either designed to, or are being updated to, address the Year 2000 issues that might otherwise result if the systems could not accommodate the date change at the turn of the century, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000." All of Thrifty's key systems are housed in a secured underground SABRE facility in Oklahoma designed to withstand disasters.

         Insurance, Supplies and National Account Programs. Thrifty makes available to its franchisees for a fee insurance for death or injury to third parties, property damage and damage to or theft of franchisee vehicles.

         Thrifty makes bulk purchases of items used by its franchisees, which it sells to franchisees at prices that are often lower than they could obtain on their own. Thrifty also negotiates national account programs to allow its franchisees to take advantage of volume discounts for many materials or services used for operations such as tires, glass replacement, long distance telephone service and overnight mail.

         Parking Services. Airport parking operations are a useful complement to vehicle rental operations. Thrifty encourages its franchisees that have near-airport locations to add this ancillary business. Thrifty assists its franchisees in obtaining additional property and in planning and implementing parking operations. Franchisees benefit since the Thrifty service marks are already on the premises, shuttle buses are already being operated for rental customers and parking operations increase service levels and recognition at the airports. Franchisees with parking operations may also offer ancillary services such as car washes and oil changes to create additional opportunities to service the vehicle while the traveler is away.

         Services and Products Provided to Rental Customers. Thrifty's franchisees provide their customers with products and services substantially similar to those provided to customers by Dollar's company-owned stores.

         International (Except Canada)

         As of December 31, 1997, Thrifty master franchisees operated 359 vehicle rental locations in 63 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty's uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures.

         Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty's service marks, systems and technologies within its country or territory.

         COMPANY-OWNED STORES

         Thrifty typically establishes company-owned stores only upon the financial failure of a franchisee. Thrifty uses company-owned stores to preserve its presence in key markets. As opportunities arise, these locations are refranchised. During 1997, Thrifty reduced the number of cities in which it operates company-owned stores from seven to three in the United States by granting new franchises or closure. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty's U.S. franchisees.

         CANADIAN OPERATIONS

         Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd. ("TCL"). TCL operates company-owned stores in the four largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining markets. As of December 31, 1997, the TCL system included 134 vehicle rental locations, of which 106 were operated by franchisees and 28 were operated as company-owned stores.

         Company-Owned Stores

         TCL's company-owned store operations include four strategic airports:
Toronto, Montreal, Vancouver and Calgary. These operations are important to maintaining a national, airport presence in Canada, where TCL has significant airport concession and lease commitments. Historically, TCL's operating results have been adversely affected by losses incurred by company-owned stores. TCL plans to improve company-owned store operations by focusing on fleet management, personnel productivity, rate management and revenue growth.

         Franchising

         TCL provides services and products to its franchisees that are substantially similar to those Thrifty provides to its U.S. franchisees, including fleet leasing, insurance services, advertising and marketing support and supplies. Due to the structure of the Canadian vehicle rental market, which has a greater proportion of vehicle rental activity from on-airport locations than off-airport locations as compared to the United States, Thrifty has sought to strengthen its airport presence in Canada by encouraging existing and prospective franchisees to locate on-airport. Canadian franchisees pay TCL a combined monthly administrative and advertising fee fixed in most cases at 8% of rental revenues.

         MARKETING

         Thrifty's marketing strategy is to position the Thrifty system as an industry leader in delivering value for cost-conscious consumers. In the United States it implements this strategy primarily through national advertising and promotion, assistance to U.S. franchisees in local advertising, promotion and sales and strategic marketing partnerships.

         Advertising, Promotion and Sales

         Thrifty employs national advertising on U.S. broadcast and cable television networks and in newspapers and travel industry and airline magazines. Thrifty also sponsors sports and other events to increase national exposure and promote local Thrifty operations. In the United States, Thrifty's national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty's franchisees and certain members of Thrifty's management. U.S. franchisees and company-owned stores contribute 5.0% of their base rental revenue from airport operations and 2.5% of their base rental revenue from local operations to the advertising fund.

         U.S. franchisees and company-owned stores are also required to spend an additional 3% of their base rental revenue on local advertising and promotion. Thrifty has a local sales department that assists franchisees in developing their local markets. Thrifty also provides an allowance for qualifying local advertising, promotion and sales expenditures to U.S. franchisees that participate in Thrifty's fleet leasing program. In the 1997 model year, franchisees and company-owned stores earned an aggregate allowance of approximately $7.1 million.

         Thrifty has made filings under the intellectual property laws of jurisdictions in which it or its licensees operate, including the U.S. Patent and Trademark office, to protect the names, logos and designs identified with Thrifty. These marks are important for customer awareness and selection of Thrifty for vehicle rental.

         Strategic Marketing Efforts

         Thrifty's approach of targeting value-conscious consumers includes strategic marketing partnerships, such as those it has with Montgomery Ward in the United States, Canadian Tire in Canada and Ryder Truck Rental throughout North America. Thrifty also has frequency-based marketing relationships with numerous airlines and hotel chains. Since a significant portion of Thrifty's rentals system-wide result from travel agency reservations, Thrifty maintains its relationships with travel agency chains and consortia through preferred supplier agreements, travel agent advertising and other efforts. Under its preferred supplier arrangements, Thrifty provides these travel agency groups additional commissions or lower prices in return for their featuring Thrifty in their advertising or giving Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Thrifty, and many travel agency groups have similar arrangements with other vehicle rental companies.

         SUMMARY OPERATING DATA OF THRIFTY


                                                YEARS ENDED DECEMBER 31,
                                                ------------------------
                                            1995          1996          1997
                                            ----          ----          ----
                                                      (IN THOUSANDS)
REVENUES:
  U.S. AND CANADA FRANCHISEES............ $147,068      $138,809      $158,545
  U.S. AND CANADA COMPANY-OWNED
     STORES..............................   63,733        63,522        63,945
  INTERNATIONAL FRANCHISEES..............    1,927         2,606         2,761
                                          --------      --------      --------
                                          $212,728      $204,937      $225,251
                                          ========      ========      ========

                                                    AS OF DECEMBER 31,
                                                    ------------------
                                              1995          1996          1997
                                              ----          ----          ----
RENTAL LOCATIONS:
  U.S. AND CANADA FRANCHISEE LOCATIONS...      519           554           600
  U.S. AND CANADA COMPANY-OWNED STORES...       84            61            36
FRANCHISEES:
  U.S. AND CANADA........................      247           248           231
  INTERNATIONAL..........................       48            48            63


FLEET ACQUISITION AND MANAGEMENT

         Vehicle Supply

         For the 1997 model year, Chrysler vehicles represented over 87% of Dollar's U.S. fleet and 99% of the vehicles in its fleet leasing program for franchisees. Dollar also purchases vehicles from other automotive manufacturers, permitting it to adjust somewhat the composition and overall cost of its fleet. Chrysler vehicles made up substantially all of the vehicles in Thrifty's fleet leasing program. The Company expects that for the 1998 model year, Chrysler vehicles will represent over 90% of Dollar's U.S. fleet and 95% of the vehicles in its fleet leasing program, and over 95% of the vehicles in Thrifty's fleet leasing program.

         Automotive manufacturers' residual value programs limit the Group's residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under Chrysler's program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer's obligation is subject to certain conditions relating to the vehicle's age, physical condition and mileage.

         Vehicles purchased by vehicle rental companies under these programs are referred to herein as "Program Vehicles." Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to herein as "Non-Program Vehicles." The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies are Program Vehicles.

         For the 1997 model year, Chrysler Program Vehicles represented approximately 70% of the vehicles in Dollar's and Thrifty's respective fleets and approximately 93% and 70% of the vehicles in their respective fleet leasing programs. Chrysler sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements and vehicle condition and other return requirements. The residual value program enables Dollar and Thrifty to limit their residual value risk with respect to Program Vehicles because Chrysler agrees to reimburse Dollar and Thrifty for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles' aggregate predetermined residual value. Under the program, Dollar and Thrifty must sell the Program Vehicles in closed auctions to Chrysler dealers. Dollar and Thrifty are reimbursed under the program for certain transportation and auction-related costs.

         Dollar and Thrifty also purchase Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, when they believe there is an opportunity to lower their fleet costs or to fill model and class niches not available through residual value programs. Chrysler, which is the main provider of Non-Program Vehicles to Dollar and Thrifty, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For the 1997 model year, approximately 25% of the vehicles acquired by Dollar and Thrifty were Non-Program Vehicles. As of December 31, 1997, the Group was subject to "residual value risk" on approximately 32% of its fleet, with a book value of approximately $316 million.

         The Group's operating results are materially affected by the depreciation rates and other purchase terms provided under Chrysler's residual value program, as well as by other purchase incentives Chrysler provides. The percentage of vehicles acquired under Chrysler's and other manufacturers' residual value programs in the future will depend upon a number of factors, including the availability and cost of these programs. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. Vehicle depreciation is the largest single cost element in Dollar's and Thrifty's operations. The percentage of Dollar's and Thrifty's vehicle rental fleets benefiting from residual value programs could decrease if the automotive manufacturers changed the size or terms of these programs. In that event, Dollar and Thrifty would have increased residual value risk that could be material to their results of operations and could adversely affect their ability to finance their fleets. Second, because it is difficult to predict future vehicle resale values, Dollar and Thrifty may not be able to manage effectively the residual value risk on their Non-Program Vehicles. For 1997, results for the Group were adversely affected by lower than anticipated residual values. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1997 Compared With Year Ended December 31, 1996." The residual value of Non-Program Vehicles depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. The Company cannot predict the level of retail sales incentives Chrysler or the other automotive manufacturers will offer in the future. Dollar and Thrifty have received substantial payments under residual value programs over the past several years. See Note 6 of Notes to Consolidated Financial Statements.

         Chrysler has been Dollar's and Thrifty's principal supplier of vehicles. In 1996, Chrysler began operating under separate five-year vehicle supply arrangements that were formalized in 1996 and 1997 in separate vehicle supply agreements with Thrifty and Dollar ("VSAs"). Chrysler has agreed to make specified volumes of Chrysler vehicles available to Dollar and Thrifty through July 2001. Dollar and Thrifty may purchase them for use by company-owned stores or in their fleet lease programs. Dollar and Thrifty have agreed to promote Chrysler vehicles exclusively in their advertising and other promotional materials. Chrysler has agreed to make various promotional payments to Dollar and Thrifty, some of which vary based on the volume of vehicles purchased. These payments are material to the Group's results of operations. See Note 6 of Notes to Consolidated Financial Statements.

         The VSAs provide that Dollar and Thrifty will each purchase at least 80% of its vehicles from Chrysler until a certain minimum level is reached. Also, certain minimum numbers of vehicles must be Program Vehicles. While Chrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSAs to offer programs to Dollar and Thrifty that, taken as a whole, are competitive with a residual value program Ford or General Motors Corporation ("General Motors") is then making generally available to domestic vehicle rental companies.

         If purchases of Chrysler vehicles by Dollar or Thrifty during any model year exceed certain targets, Chrysler will make available to Dollar or Thrifty additional Program Vehicles up to a maximum of 15% of the target number of Chrysler Program Vehicles.

         VEHICLE SUPPLY DATA OF THE GROUP

                                            MODEL YEAR
                                            ----------
                                     1995        1996        1997
                                     ----        ----        ----
Program Vehicles Purchased
  Chrysler ...................      67,091      75,251      83,301
  OTHER ......................          17         130        --
                                    ------     -------     -------
     TOTAL ...................      67,108      75,381      83,301
                                    ======     =======     =======
Non-program vehicles purchased
  chrysler ...................      16,506      19,974      24,065
  Other ......................       1,637       1,277       4,026
                                    ------     -------     -------
     Total ...................      18,143      21,251      28,091
                                    ======     =======     =======
Vehicles leased
  Non-chrysler ...............      11,108       5,128       6,374
                                    ------     -------     -------
     Total ...................      11,108       5,128       6,374
                                    ======     =======     =======
Total ........................      96,359     101,760     117,766
                                    ======     =======     =======


         VEHICLE DISPOSITION

         Dollar and Thrifty generally hold vehicles in rental service from six months to 18 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under Chrysler's residual value program. As of December 31, 1997, the average age of vehicles in Dollar's and Thrifty's fleet was approximately 6 months. Less than 4% of Dollar's and Thrifty's Chrysler Program Vehicles were ineligible for return based on repair condition during 1997. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that cannot be returned. Dollar and Thrifty dispose of Non-Program Vehicles through auctions or directly to used car dealers or franchisees.

         Dollar and Thrifty each believe that the sale of vehicles directly to dealers instead of through auction reduces their disposal costs and saves interest due to a quicker return time on vehicle proceeds. Both Dollar and Thrifty use telemarketing to sell cars directly to dealers. Thrifty is also developing programs to encourage franchisees to retail used vehicles. In addition, Dollar anticipates opening its first retail car sales location by the end of the third quarter of 1998.

         MAINTENANCE

         Dollar and certain Thrifty franchisees may have automotive maintenance centers at airports and in urban and suburban areas. Many of these facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors. Dollar's and Thrifty's franchisees are responsible for the maintenance of their fleet vehicles.

         FLEET LEASING PROGRAMS

         Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees in July for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers' residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees' leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 1997, approximately 50% and 75% of the vehicles in the fleets of Dollar's and Thrifty's respective U.S. franchisees had been provided through their fleet leasing programs. In 1997, approximately 6% of Dollar's and 58% of Thrifty's total revenue was derived from vehicle leasing programs. During 1997, a limited number of larger franchisees acquired their vehicles directly from manufacturers.

         Dollar and Thrifty set their lease rates after considering residual value program depreciation rates for Program Vehicles, estimated Non-Program Vehicle depreciation, interest costs, model mix and administrative costs. Average monthly lease rates vary depending on vehicle model, and the average lease period is between eight and ten months. Although Dollar and Thrifty lease Non-Program Vehicles as well as Program Vehicles to their franchisees, their fleet leasing programs eliminate the residual value risk for their franchisees. The Thrifty franchisees may, however, elect to assume the residual value risk on Non-Program Vehicles they lease in exchange for a lower lease rate.

         U.S. FLEET DATA

                                                      YEARS ENDED DECEMBER 31
                                                 -------------------------------
                                                 1995          1996         1997
                                                 ----          ----         ----

THRIFTY:
  Average number of vehicles leased
     to franchisees..........................   20,578        20,358       23,878
                                                ------        ------       ------
  Average number of vehicles in combined
     fleets of franchisees...................   29,806        28,122       31,854
  Average number of vehicles in combined
     fleets of company-owned stores..........    4,881         3,862        3,470
                                                ------        ------       ------
          Total..............................   34,687        31,984       35,324
                                                ======        ======       ======
DOLLAR:
  Average number of vehicles leased
    to franchisees...........................   10,823         7,801        6,735
                                                ------        ------       ------
  Average number of vehicles in combined
     fleets of franchisees...................   22,716        17,132       13,523
  Average number of vehicles in combined
     fleets of company-owned stores..........   29,855        38,952       47,813
                                                ------        ------       ------
          Total..............................   52,571        56,084       61,336
                                                ======        ======       ======

COMPETITION

         There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. Dollar's and Thrifty's principal competitors have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on discretionary leisure, tour and business customers with no organizational or corporate affiliation programs. Dollar's franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, many of which have greater financial resources than the Group. Dollar's principal competitors for discretionary business and leisure travelers are Alamo Rent-a-Car, Inc., Avis Rent A Car, Inc., Budget Group, Inc., Hertz Corporation, National Car Rental System, Inc. and Thrifty. Dollar competes primarily on the basis of price and customer service.

         Thrifty's U.S. franchisees and company-owned stores generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz and National. Enterprise Rent-A-Car Company and local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees and company-owned stores compete in the local market for retail general use business rather than insurance replacement rentals.

         The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Hertz and National, as well as Dollar and Thrifty.

INSURANCE

         Dollar and Thrifty are subject to third-party liability and property damage claims resulting from accidents involving their rental customers. For third-party bodily injury and property damage claims arising from the use of a vehicle in the United States, Dollar currently retains the risk of loss up to $1 million and Thrifty up to $500,000, each on a per occurrence basis (the "self-insured retention"). In addition, Thrifty pays 15% of each loss between $500,000 and $2 million on a per occurrence basis (the "quota share retention"). For claims in excess of $1 million per occurrence for Dollar and $2 million per occurrence for Thrifty, each company maintains insurance at certain amounts in excess of their respective self-insured retention levels and coverages.

         Dollar and Thrifty maintain general and garage liability insurance coverage at the same levels of coverage as the vehicle liability insurance coverage described above. They also maintain catastrophic and comprehensive coverage for damage to vehicles owned by them up to $1.5 million per occurrence with a deductible amount of $250,000.

         Dollar and Thrifty each have insurance reserves relating to claims resulting from self-insured retention and quota share retention. The amount of the reserve is based on loss history and projections and in each case is reviewed at least annually by an independent actuarial firm. As of December 31, 1997, Dollar's and Thrifty's reserve for liability claims was approximately $62 million and $14 million, respectively. Dollar's and Thrifty's obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds. As of December 31, 1997, these surety bonds totaled approximately $53 million for Dollar and approximately $19 million for Thrifty.

         Dollar and Thrifty also maintain various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 1997, the total amount of these bonds was approximately $26 million for Dollar and approximately $2 million for Thrifty.

         Dollar and Thrifty also maintain workers' compensation, excess liability and directors' and officers' liability insurance coverage.

REGULATION

         LOSS DAMAGE WAIVERS AND SUPPLEMENTAL LIABILITY INSURANCE

         Approximately 14% and 2% of the 1997 vehicle rental revenues of Dollar and Thrifty, respectively, were generated from the sale of loss damage waivers. These waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 25 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation limiting the sale, or capping the rates, of loss damage waivers could further restrict sales of this product, and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees.

         Dollar and Thrifty and other vehicle rental companies sell customers supplemental liability insurance ("SLI"). In 1997, Dollar, Thrifty and the other principal vehicle rental companies entered into a consent order with the Texas Department of Insurance in which they agreed to stop selling SLI in Texas pending licensing and product approval. A civil action has been brought in Alabama alleging violation of state insurance laws. See "Legal Proceedings." Additional actions in other jurisdictions could lead to restrictions on the sale of SLI, which would result in a reduction in the Group's revenues.

         FRANCHISING REGULATION

         As franchisors, Dollar and Thrifty are subject to federal, state and foreign laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain states, also apply substantive standards to the relationship between the franchisor and the franchisee, including those pertaining to default, termination and nonrenewal of franchises.

         OTHER MATTERS

         Certain states currently make vehicle owners (including vehicle rental companies) vicariously liable for the actions of any person lawfully driving an owned vehicle, regardless of fault. Some of these states, including Florida and New York, do not limit this liability. Vehicle rental companies are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

         Dollar and Thrifty are subject to federal, state and local laws and regulations relating to taxing and licensing of vehicles, franchise sales, franchise relationships, vehicle liability, used vehicle sales, insurance, telecommunications, vehicle rental transactions and labor matters. The Company believes that Dollar and Thrifty practices and procedures are in substantial compliance with federal, state and local laws and is not aware of any material expenditures necessary to meet legal or regulatory requirements. Nevertheless, given the nature and scope of Dollar's and Thrifty's businesses, it is possible that regulatory compliance problems could be encountered in the future.

ENVIRONMENTAL MATTERS

         The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 72 and lease 25 locations where petroleum products are stored in underground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases. The Company's management believes that Dollar and Thrifty operations currently are in compliance, in all material respects, with such regulatory requirements. Dollar and Thrifty are currently upgrading or replacing all underground storage tanks to comply with 1998 U.S. federal and state requirements. Management believes that costs of this project for 1998 will be approximately $2.5 million.

         The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products ("Hazardous Substances") that now, or in the future, could require remediation. Dollar and Thrifty also may be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties they own or operate, or owned or operated in the past, or at properties to which they send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

         Dollar and Thrifty may be eligible for reimbursement or payment of remediation costs associated with releases from registered underground storage tanks in U.S. states that have established funds to assist in the payment of such remediation costs. Subject to certain deductibles, the availability of funds, the compliance status of the tanks and the nature of the release, these tank funds may be available to Dollar and Thrifty for use in remediating releases from their tank systems.

         At certain facilities, Dollar and Thrifty presently are investigating or remediating soil or groundwater contamination. Based on currently available information, the Company does not believe that the costs associated with environmental investigation or remediation will be material. The Company has budgeted approximately $2 million for 1998 for environmental investigation and remediation expenditures, amounts that management believes are adequate. However, additional contamination could be identified or occur in the future.

EMPLOYEES

         As of December 31, 1997, the Group employed a total of approximately 5,200 full-time and part-time employees of whom approximately 4,150 were employed by Dollar and 1,050 by Thrifty. Approximately 187 of the Group's employees were subject to collective bargaining agreements as of December 31, 1997. The Company believes the Group's relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location, known as City Plaza, is a three building office park that houses headquarters and a reservation center for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston ("CSFB"), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

         Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is subleased to franchisees or other third parties. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid are important for securing air traveler business.

         In connection with the Revolving Credit Facility, Dollar executed mortgages in favor of CSFB encumbering its real property located in San Diego and Tampa Bay. Thrifty also executed mortgages in favor of CSFB encumbering its real property located in Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston, and Salt Lake City.

ITEM 3.  LEGAL PROCEEDINGS

         On July 12, 1993, certain of Dollar's franchisees in the states of Washington and Oregon instituted an action in the U.S. District Court for the Western District of Washington, alleging violations by Dollar and its parent of various state franchise statutes and breach of contract. The matter resulted in an $8.7 million jury verdict against Dollar and its parent, which was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. The plaintiff franchisees petitioned the appeals court for a rehearing which was denied. Plaintiffs have until April 13, 1998 to file a petition for certiorari in the U.S. Supreme Court.

         On November 2, 1994, the City of San Jose, California filed an action in the Superior Court of California, against Chevron, Dollar and others, seeking unspecified compensatory and punitive damages and injunctive relief. The City of San Jose has not served process on Dollar. The suit relates to pollution at a site currently occupied by Dollar and formerly occupied by Chevron. Dollar has partially remediated the affected soil, but not the allegedly affected ground water. Dollar believes that prior uses of the site resulted in any remaining contamination at the site.

         On October 2, 1997, a purported class action suit was filed in the Circuit Court of Coosa County, Alabama, against Dollar, Thrifty and other rental companies. The plaintiffs in this suit alleged violations of state law in connection with the sale by the rental companies of certain insurance products. Dollar and Thrifty have filed answers denying the alleged violations. The case has been removed to the U.S. District Court for the Middle District of Alabama. Plaintiffs filed an amended complaint on February 16, 1998, dropping their fraud allegations, but adding a claim for a refund of the amounts paid for insurance. The court has ordered discovery on the issue of whether a class can properly be certified.

         In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including those discussed above, could be decided unfavorably to the Company or the subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders following completion of the Offering and during the fourth quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE"). The trading symbol is "DTG." Trading of the Common Stock on the NYSE began on December 17, 1997. The high and low sales prices reported by the NYSE for the period from December 17, 1997 through December 31, 1997 were $21.875 and $19.625, respectively.

         The 24,127,980 shares of Common Stock outstanding at March 6, 1998 were held by 3,140 stockholders of record. At that date, an additional 1,199,700 shares were subject to options to purchase Common Stock in favor of the Group's employees (1,184,700 shares) and non-employee directors of the Company (15,000 shares) as discussed more fully below. The per share closing price on March 6, 1998, was $22.50. No Common Stock could be sold pursuant to Rule 144 under the Securities Act of 1933, as amended, as of March 6, 1998.

         The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since completion of the Offering.

         Under the terms of the Revolving Credit Facility, restrictions were imposed by the lender on the payment of cash dividends to stockholders. During the five-year term of such agreement, dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. In addition, because excess cash flow is also required to be used to reduce credit support furnished by Chrysler in connection with the Group's fleet financing, payment of dividends remains unlikely.

         On December 23, 1997, the Company closed the Offering. The Offering was conducted pursuant to a Registration Statement on Form S-1, Registration No. 333-39661, which became effective on December 16, 1997. Although the Offering closed on December 23, 1997, both on such date and on January 15, 1998, the underwriters exercised over allotment options covered in the registration. The Offering concluded upon closing of the last exercise of the over allotment option.

         The Offering was managed by CSFB, Goldman Sachs & Co., J.P. Morgan & Co., and Salomon Smith Barney. The Company's Common Stock, $0.01 par value, was the only security registered in the Offering. No other Company securities were included in the Offering.

         Of the 24,123,105 shares sold in the Offering, 20,000,000 shares were sold by Chrysler, for which the Company received no proceeds, and 4,123,105 shares were sold by the Company. The Company received proceeds of $76,484,294 net of the underwriting discount of $4,659,109 ($1.13 per share) and expenses of $3,380,250, detailed in the table below.

         The following table sets forth the expenses paid from the proceeds of the Offering:

         Description                                                              Amount
         -----------                                                              ------
         SEC Registration Fee                                                   $  172,500
         New York Stock Exchange listing fee and expenses                          149,788
         Printing and engraving expenses                                           691,777
         Legal fees and expenses                                                   917,532
         Accounting fees and expenses                                              800,000
         Premiums on Directors and Officers insurance policies                     421,668
         Miscellaneous                                                             226,985
                                                                                ----------
                                                                                $3,380,250
                                                                                ==========

         The Company used $72,364,544 of the net proceeds to provide credit enhancement for the fleet financing facilities through a financing subsidiary of the Company, of which $21,439,544 reduced the Chrysler credit support related to the fleet financing. The remaining net proceeds of $4,119,750 was used for general corporate purposes.

         No direct or indirect payments were made to directors or officers of the Company or their respective associates from proceeds of the Offering. However, as noted above, Chrysler, which until completion of the Offering was the Company's sole stockholder, received all proceeds from the sale of its 20,000,000 shares.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA OF THE GROUP

         The selected consolidated statement of operations and operating data were derived from the audited consolidated financial statements of the Group. References to system-wide vehicle rental revenue include revenue received from the Group company-owned stores and by franchisees from the rental of vehicles.

                                                                YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------
                                                1993         1994         1995          1996         1997
                                                ----         ----         ----          ----         ----
STATEMENT OF OPERATIONS
  (IN THOUSANDS):
Revenues:
  Vehicle rental ........................   $  476,195   $  413,424   $  372,508   $  495,598    $  618,120
  Vehicle leasing .......................      140,282      172,999      177,836      150,179       165,560
  Fees and services......................       51,433       58,966       49,382       50,475        50,366
Other ...................................       12,368        8,614        9,653        9,342         9,898
                                            ----------    ---------   ----------   ----------    ----------
    Total revenues.......................      680,278      654,003      609,379      705,594       843,944
                                            ----------   ----------   ----------   ----------    ----------
Costs and expenses:
  Direct vehicle and operating...........      273,109      234,370      190,577      245,895       284,083
  Vehicle depreciation, net..............      217,727      210,975      196,367      213,143       277,317
  Selling, general and administrative....      165,762      143,155      123,439      138,363       147,214
  Interest expense, net..................       86,373       83,526       78,817       72,868        87,852
  Amortization of cost in excess of net
   assets acquired.......................       12,011       11,517       10,456        8,169         6,010
  Intangible asset impairment losses ....           --           --           --      157,758            --
  Restructuring charge (reversal)........      (18,296)      (7,000)          --           --            --
  Loss on sale of Snappy.................           --       40,893           --           --            --
  Equity in earnings of unconsolidated
    affiliates...........................          457           --           --           --            --
                                            ----------   ----------   ----------   ----------    ----------
      Total costs and expenses...........      737,143      717,436      599,656      836,196       802,476
                                            ----------   ----------   ----------   ----------    ----------
Income (loss) before income taxes .......      (56,865)     (63,433)       9,723     (130,602)       41,468
Income tax expense (benefit).............      (16,083)     (12,755)       9,753       16,682        23,427
                                            ----------   ----------   ----------   ----------    ----------
Net income (loss)(a).....................   $  (40,782)  $  (50,678)  $      (30)  $ (147,284)   $   18,041
                                            ==========   ==========   ==========   ==========    ==========

Basic and diluted earnings (loss) per
    share (a)............................   $    (2.04)  $    (2.53)  $     0.00   $    (7.36)   $     0.90
                                            ==========   ==========   ==========   ==========    ==========

BALANCE SHEET DATA (IN THOUSANDS):
Revenue-earning vehicles, net...........    $1,403,568   $  991,276   $  958,799   $1,120,346    $1,319,490
Total assets............................     2,123,034    1,585,651    1,657,823    1,647,951     1,942,210
Total debt..............................     1,488,733    1,047,065    1,128,811    1,241,558     1,418,687
Stockholders' equity....................       382,352      331,159      331,189      183,883       268,426

                                                          YEARS ENDED DECEMBER 31,
                                ----------------------------------------------------------------------------
                                        1993             1994             1995             1996             1997
                                        ----             ----             ----             ----             ----
OPERATING DATA (IN THOUSANDS):
EBITDA(a)(b) .................     $   268,974      $   253,184      $   304,399      $   174,697      $   423,631
Adjusted EBITDA(a)(b) ........         (26,567)         (37,836)          27,211         (110,074)          58,854
Net cash provided by
  operating activities .......         152,319          291,651          173,163          301,911          297,965
Net cash provided by (used
  in) investing activities ...        (598,369)         100,050         (306,386)        (356,299)        (521,583)
Net cash provided by (used
  in) financing activities ...         443,232         (401,479)         134,294           53,583          276,267

SYSTEM-WIDE DATA (U.S. AND
  CANADA)(c):
Vehicle rental revenue (in
  thousands):
  Company-owned stores .......     $   410,022      $   359,951      $   372,508      $   495,598      $   618,120
  Franchisee locations .......         530,978          558,049          556,492          502,402          515,880
                                   -----------      -----------      -----------      -----------      -----------
      TOTAL ..................     $   941,000      $   918,000      $   929,000      $   998,000      $ 1,134,000
Rental locations:

  Company-owned stores .......             189              169              162              156              139
  Franchisee locations .......             753              773              720              729              752
                                   -----------      -----------      -----------      -----------      -----------
      Total rental
         locations ...........             942              942              882              885              891

Average number of vehicles
  operated during the period
  by company-owned stores and
  franchisees ................         115,983           98,974           93,989           94,992          103,417
Peak number of vehicles
  operated during the period
  by company-owned stores and
  franchisees ................         138,818          117,906          108,447          110,771          122,286
COMPANY-OWNED STORES DATA
  (U.S. AND CANADA)(c):
Average number of vehicles
  operated ...................          52,990           40,083           36,246           45,037           53,719
Number of rental
  transactions ...............       2,525,697        2,230,076        2,196,611        2,817,269        3,300,420
Average revenue per
  transaction ................     $       163      $       161      $       170      $       176      $       187
Monthly average revenue per
  vehicle ....................     $       645      $       748      $       856      $       917      $       959
Vehicle leasing data (U.S ....
  and Canada)(c):
Average number of vehicles
  leased .....................          37,330           41,072           34,373           30,583           32,814
Average monthly lease revenue
  per unit ...................     $       313      $       349      $       400      $       409      $       420
----------

(a) Management believes it is important to note that net income (loss), earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 1996 include intangible asset impairment losses of $157,758,000, related to Chrysler's decision in 1996 to dispose of Thrifty as a non-core asset ($155,000,000) and an impairment loss related to TCL ($2,758,000).

(b) EBITDA Consists of income (loss) before income taxes plus all net interest expense and all depreciation and amortization expense. Adjusted EBITDA consists of income (loss) before income taxes plus net interest expense that does not relate to vehicles and depreciation and amortization expense that does not relate to vehicles. The company does not include EBITDA and adjusted EBITDA as, nor should they be considered as, alternative measures of operating results or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). Instead, the company includes them because they are widely used financial measures of the potential capacity of a company to incur and service debt. the presentation of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures used by other companies.

(c)      Excludes 1994 data for Snappy, which was sold in September 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Group has two vehicle rental companies, Dollar and Thrifty. They engage in the business of renting vehicles directly to retail customers and providing vehicle leasing and other services to franchisees that rent to customers. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees. The Group also leased vehicles to non-affiliates in 1995 through its subsidiary, Manatee Leasing Inc. ("Manatee"), whose operations have been discontinued.

The Group's revenues consist of:

         o Vehicle rentals -- revenue generated from renting vehicles to customers, including all related charges, through company-owned stores,

         o Vehicle leasing -- revenue generated from leasing vehicles, primarily to franchisees,

         o Fees and services -- revenue generated from franchise fees and providing reservations, insurance, supplies and other products and services to franchisees, and

         o Other -- revenue generated from franchise sales, parking income, non-vehicle lease income and interest income derived from franchisees.

The Group's expenses consist of:

         o Direct vehicle and operating -- costs related to the rental of revenue-earning vehicles to customers and to the leasing of vehicles to franchisees, such as leasing expenses, concessions and commissions paid to airport authorities, commissions paid to travel agencies, insurance and lease promotion expenses, net of certain incentives received from vehicle manufacturers,

         o Vehicle depreciation, net -- depreciation expense relating to revenue-earning vehicles, net of gains and losses on the disposal of such vehicles,

         o Selling, general and administrative expenses, including advertising and marketing expenses and reservations,

         o Interest expense, net -- interest expense, net of interest earned on restricted cash and working capital facility, relating primarily to revenue-earning vehicle financing and to working capital debt, and

         o    Amortization of cost in excess of net assets acquired.

         The Group's profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the number of vehicles leased to franchisees. Significant changes in the purchase price of vehicles or interest rates can also have a significant effect on the Group's profitability, depending on the ability of the Group to adjust pricing and lease rates for these changes.

         The Group's business requires significant expenditures for vehicles and consequently, requires substantial liquidity to finance such expenditures.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of operating revenues represented by certain items in the Group's consolidated statement of operations:

                                        YEARS ENDED DECEMBER 31,
                                       ---------------------------
                                       1995       1996        1997
                                       ----       ----        ----
                                         (PERCENTAGE OF REVENUES)
Revenues:
  Vehicle rentals ..............        61.1%      70.2%       73.2%
  Vehicle leasing ..............        29.2       21.3        19.6
  Fees and services ............         8.1        7.2         6.0
  Other ........................         1.6        1.3         1.2
                                       -----      -----       -----
       Total revenues ..........       100.0%     100.0%      100.0%
                                       -----      -----       -----
Costs and expenses:
  Direct vehicle and operating .        31.3       34.8        33.7
  Vehicle depreciation, net ....        32.2       30.2        32.9
  Selling, general and
     administrative ............        20.3       19.6        17.4
  Interest expense, net ........        12.9       10.3        10.4
  Amortization of cost in excess
     of net assets acquired ....         1.7        1.2         0.7
  Intangible asset impairment
     losses ....................        --         22.4        --
                                       -----      -----        ----
       Total costs and
          expenses .............        98.4%     118.5%       95.1%
                                       -----      -----        ----
Income (loss) before income
  taxes ........................         1.6      (18.5)        4.9
Income tax expense (benefit) ...         1.6        2.4         2.8
                                       -----      -----        ----
Net income (loss) (a) ..........         0.0%     (20.9)%       2.1%
                                       =====      =====        ====

----------

(a) Net loss for the year ended December 31, 1996 includes intangible asset impairment losses related to Chrysler's decision in 1996 to dispose of Thrifty as a non-core asset and an impairment loss related to TCL. In 1997, the Group incurred a one-time tax charge of $4,314,000 related to its separation from Chrysler.

         The following table sets forth a breakdown of the Group's two major sources of revenue:


                                          YEARS ENDED DECEMBER 31,
                              -------------------------------------------
                                 1995           1996            1997
                                 ----           ----            ----
                                           (IN THOUSANDS)
Vehicle rental revenue:
  Dollar.............          $311,267       $435,074        $557,458
  Thrifty............            61,241         60,524          60,662
                               --------       --------        --------
       Total.........          $372,508       $495,598        $618,120
                               ========       ========        ========

Leasing revenue:
  Dollar.............          $ 47,321       $ 38,195        $ 34,540
  Thrifty............           117,769        111,969         131,020
  Manatee and other..            12,746             15              --
                               --------       --------        --------
       Total.........          $177,836       $150,179        $165,560
                               ========       ========        ========


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         OPERATING RESULTS

         The Group had a net profit of $18.0 million for 1997, compared to a net loss of $147.3 million for 1996. Net income for 1997 was impacted by a $4.3 million one-time income tax charge related to the separation from Chrysler. The net loss for 1996 included the effect on the Group of Chrysler's decision during 1996 to dispose of Thrifty as a non- core asset. Chrysler took an intangible asset impairment loss that was required under generally accepted accounting principles to be reflected as a $155.0 million intangible asset impairment loss in the Group's statement of operations. Excluding the effect of that loss and an intangible asset impairment loss related to TCL of $2.8 million, the Group would have had a net profit of $10.5 million in 1996. The intangible asset impairment losses had no tax or cash effect.

         The Group's improved performance in 1997, compared with 1996, was mainly due to growth in the level of vehicle rental activity and selected price increases as vehicle rental demand strengthened, partially offset by higher vehicle depreciation expenses. Thrifty did not increase vehicle lease rates enough to offset the higher depreciation expenses related to Non-Program Vehicles, which negatively affected operating results.

         REVENUES

         The Group's total revenues for 1997 were $843.9 million, an increase of $138.4 million, or 19.6% compared to 1996. Dollar's revenue was $617.5 million for 1997, an increase of $118.4 million, or 23.7%, compared to 1996. Thrifty's total revenues were $225.3 million for 1997, an increase of $20.3 million, or 9.9%, compared to 1996.

         The Group's vehicle rental revenue for 1997 was $618.1 million, a 24.7%, or $122.5 million, increase from 1996. This increase was due primarily to a $122.4 million, or 28.1%, increase for Dollar. The increase in vehicle rental revenue for Dollar was due primarily to a 20.2% increase in the number of transactions in combination with a 6.1% increase in revenue per transaction due to selected price increases. The rental revenue growth related to the conversion of several franchised locations to company-owned stores totaled $34 million, which represented 28% of the total rental revenue growth.

         Vehicle leasing revenue for 1997 was $165.6 million, a 10.2% increase from 1996. This increase in vehicle leasing revenue reflects an increase of $19.1 million, or 17.0%, in Thrifty's leasing revenues due primarily to a 14.4% increase in the average number of vehicles leased to franchisees along with a 2.4% increase in the vehicle leasing rates. Dollar's leasing revenues declined $3.7 million, or 9.6%, due to a decrease in the average number of vehicles leased to franchisees as a result of the conversion of several franchised locations to company-owned stores.

         EXPENSES

         Total expenses were $802.5 million for 1997, compared to $836.2 million for 1996. The 1996 expenses included a $155.0 million intangible asset impairment loss required as a result of Chrysler's decision to dispose of Thrifty as a non-core asset and an intangible asset impairment loss related to TCL of $2.8 million, as previously discussed. Excluding these intangible asset impairment losses, total expenses for 1996 were $678.4 million, or 96.2% of total revenues, and total expenses for 1997 were 95.1% of total revenues.

         Direct vehicle and operating expense for 1997 increased $38.2 million, or 15.5%, over 1996, due to an increase in the number of vehicles operated and an increase in per unit costs, which was partially offset by an increase in manufacturer promotional incentives related to the acquisition of vehicles. These expenses were 33.7% of revenue for 1997, compared to 34.8% of revenue for 1996. Direct vehicle and operating expenses for Dollar increased $38.3 million, or 18.0%, for 1997.

         Net vehicle depreciation expense increased $64.2 million, or 30.1%, for 1997 over 1996 due to an increase in the number of vehicles in the vehicle rental and leasing fleets and to an increase in the average depreciation expense per vehicle. Higher average depreciation expense per unit was the result of the increased cost of vehicles and losses on disposition of Non-Program Vehicles due to the deterioration in the used vehicle market in 1997. The disposition of Non-Program Vehicles resulted in a net vehicle disposition loss of $11.4 million in 1997 compared to a net vehicle disposition gain of $3.5 million in 1996.

         Selling, general and administrative expenses increased 6.4% for 1997, compared to 1996. Higher selling, general and administrative expenses arose primarily from increases in personnel costs and increases in sales and marketing expenditures partially offset by lower bad debt and legal expenses. Higher expenses in 1997 were also the result of the reversal of a sales tax reserve in 1996 that was accrued prior to 1994. Selling, general and administrative expenses were 17.4% of revenue for 1997 compared to 19.6% for 1996.

         Net interest expenses increased 20.6% from 1996. The increase was primarily due to the effect of increased debt levels and higher short-term interest rates in 1997. Increased debt levels were due to financing the growth in fleet during 1997 and the increase in vehicle costs.

         Amortization of cost in excess of net assets acquired was $2.2 million less for 1997 than 1996, primarily due to the intangible asset impairment losses discussed above.

         The effective income tax rate for 1997 was 56.5% due to the effect of amortization of costs in excess of net assets acquired of $6.0 million, losses in TCL, for which no income tax benefit was recorded, and the one-time income tax charge of $4.3 million related to the separation from Chrysler. For 1996, the Group had income tax expenses of $16.7 million even though the loss before income taxes was $130.6 million. This unfavorable tax result was due to non-deductible expenses related to the intangible asset losses of $157.8 million, amortization of cost in excess of net assets acquired of $8.2 million and losses at TCL for which no income tax benefit was recorded.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         OPERATING RESULTS

         The Group had a net loss of $147.3 million for 1996, compared to a net loss of $30,000 for 1995. The net loss for 1996 included the effect on the Group of Chrysler's decision during 1996 to dispose of Thrifty as a non-core asset. Chrysler took an intangible asset impairment loss that was required under generally accepted accounting principles to be reflected as a $155.0 million intangible asset impairment loss in the Group's statement of operations. Excluding the effect of that loss and an intangible asset impairment loss related to TCL of $2.8 million, the Group would have had a net profit of $10.5 million in 1996. The intangible asset impairment losses had no tax or cash effect.

         The Group's 1996 results reflect increased rental activity partially offset by decreased leasing activity, compared in each case to 1995, resulting from the conversion by Dollar of several franchisee locations to company-owned stores and an increase in expenses comprised principally of the intangible asset impairment losses. Direct vehicle and operating expenses, net vehicle depreciation expense and selling and general administrative expenses increased in 1996 due mainly to an increase in the number of vehicles operated, increases in per unit costs and depreciation and an increase in personnel, advertising and marketing expenses.

         REVENUES

         Total revenues for 1996 increased by $96.2 million, or 15.8%, to $705.6 million from $609.4 million in 1995. Dollar's total revenues increased $117.2 million, or 30.7%, to $499.2 million in 1996. Thrifty's total revenues decreased $7.8 million, or 3.7%, to $204.9 million in 1996, from $212.7 million in 1995.

         Vehicle rental revenue for 1996 was $495.6 million, an increase of $123.1 million, or 33%. This increase consisted of a $123.8 million, or 39.8%, increase for Dollar and a $0.7 million, or 1.2%, decrease for Thrifty. The revenue increase for Dollar was due to a $67.7 million increase related to the conversion of several franchisee locations to company-owned stores, the most significant of which was in Hawaii, and to a $56.1 million, or 18%, increase in revenue for existing company-owned stores. The increase in revenue for existing company-owned stores was due to both an increase in transactions and to an increase in revenue per transaction.

         Leasing revenue was $150.2 million for 1996, a $27.7 million decrease from 1995. Dollar's leasing revenue decreased $9.1 million, or 19.3%, to $38.2 million primarily due to a reduction in the average number of units leased to its franchisees partially offset by higher lease rates. The conversion of several franchisee locations to company-owned stores was the primary reason for this decline. Thrifty's leasing revenue decreased $5.8 million, or 4.9%, to $112.0 million due to a reduction in the average number of units leased to its franchisees and to lower lease rates in Canada. Leasing revenue also declined by $12.7 million due to cessation of operations of Manatee.

         EXPENSES

         Total expenses were $836.2 million in 1996, an increase of $236.5 million from 1995. The 1996 expenses included a $155.0 million intangible asset impairment loss related to Thrifty, associated with Chrysler's decision to dispose of Thrifty as a non-core asset and an intangible asset impairment loss of $2.8 million related to TCL. Excluding these intangible asset impairment losses, total expenses were 96.2% of total revenues in 1996 compared to 98.4% in 1995.

         Direct vehicle and operating expenses increased $55.3 million, or 29%, to $245.9 million in 1996 due to an increase in the number of vehicles operated and an increase in the per unit costs. These expenses were 34.8% of revenue in 1996 compared to 31.3% in 1995, due to a significant increase in the proportion of total revenue generated by vehicle rentals through company-owned stores, which carry additional costs not associated with leased units. Direct vehicle and operating expenses for Dollar increased $55.1 million, or 35.0%, while these expenses for Thrifty increased $1.0 million, or 3.0%.

         Net vehicle depreciation expense increased $16.8 million, or 8.5%, to $213.1 million in 1996 due to an increase in the number of vehicles in the vehicle rental and leasing fleets and to an increase in depreciation per vehicle.

         Selling, general and administrative expenses were $138.4 million in 1996, an increase of $14.9 million, or 12.1%, from 1995, due primarily to an increase in advertising and marketing expenses, personnel costs and other general and administrative expenses, partially offset by the reversal of a sales tax reserve in 1996 that was recorded prior to 1994. As a percentage of total revenue, selling, general and administrative expenses were 19.6% in 1996 compared to 20.3% in 1995.

         Interest expense of $72.9 million decreased by $5.9 million, or 7.5%, primarily due to lower average interest rates paid in 1996, partially offset by higher debt levels to finance the growth in the vehicle fleet. In December 1995, Thrifty established an asset backed note program that resulted in lower cost financing.

         During 1996, Chrysler decided to dispose of Thrifty as a non-core asset and took an intangible asset impairment loss that was required under generally accepted accounting principles to be reflected as a $155.0 million intangible asset impairment loss in the Group's statement of operations. In addition, Thrifty recorded an intangible asset impairment loss of $2.8 million related to TCL.

         For 1996, the Company had income tax expenses of $16.7 million even though the loss before income taxes was $130.6 million. This unfavorable tax result was due to non-deductible expenses related to the intangible asset impairment losses of $157.8 million and the amortization of cost in excess of net assets acquired of $8.2 million, and to losses at TCL for which no tax benefit was recorded. The effective tax rate for 1995 was 100.3%, resulting from the negative impact of non-deductible expenses related to the amortization of cost in excess of net assets acquired of $10.5 million and to losses at TCL for which no income tax benefit was recorded.

LIQUIDITY AND CAPITAL RESOURCES

         The Group's U.S. and Canadian operations are funded by cash provided by operating activities and its financing arrangements. Its primary use of funds is to purchase revenue-earning vehicles. For the year ended December 31, 1997, the Group used $1.848 billion to purchase vehicles, which was partially offset by $1.371 billion in proceeds from the sale of used vehicles. For the year ended December 31, 1996, the Group used $1.616 billion to purchase vehicles, which was partially offset by $1.242 billion in proceeds from the sale of used vehicles. This cash requirement was financed by cash from operations, increased vehicle financing facilities and the use of restricted cash dedicated to vehicle purchases.

         The Company expects the amount of cash required to purchase vehicles, net of proceeds from the sale of used vehicles, to increase in 1998 because rental fleets are increasing to meet anticipated rental demand. The Group expects to meet these cash requirements with cash provided from operations and its increased vehicle financing facilities. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build up to meet seasonal rental demand. Fleet levels are lowest in the fourth quarter when rental demand is at a seasonal low. The Group also requires cash for non-vehicle capital expenditures. These expenditures totaled $13.7 million in 1997 and $17.8 million in 1996, and are estimated to be approximately $30 million in 1998 and are expected to be financed with cash provided from operations. The 1998 capital expenditures include approximately $10 million for reservation, tour and other information systems. Non-vehicle capital expenditures are expected to be financed with cash provided by operations.

         ASSET BACKED NOTES

         At December 31, 1997, amounts outstanding under the asset backed notes were comprised of $450 million of asset backed notes issued by a special purpose finance subsidiary, Rental Car Finance Corp. ("RCFC") formerly known as Thrifty Car Rental Finance Corporation, originally issued in December 1995 (the "1995 Series Notes"), $26 million in variable funding notes issued in 1996 ("VFN's"), and $900 million of asset backed notes issued by RCFC in December 1997 (the "1997 Series Notes"). These notes have been utilized to finance Program and Non-Program Vehicles including the refinancing of $816.2 million of vehicle debt provided by Chrysler Financial Corporation. Proceeds from these notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts with a trustee under the indenture relating to the issuance of the notes, and are not available for other purposes. The notes are collateralized by the financed vehicles, the restricted cash and investment accounts and certain vehicle related receivables. The vehicles are leased to the Group's operating subsidiaries and, in certain cases, subleased to franchisees.

         The 1995 Series Notes are comprised of $190 million of 6.6% notes and $260 million of floating rate notes that bear interest at rates ranging from LIBOR plus .70% to LIBOR plus 1.25%. The VFN's ($20 million outstanding at December 31, 1997) bear interest at commercial paper rates plus program and bank fees and mature in 1998. The funding capacity of the VFN's was $26 million at December 31, 1997, but had been temporarily increased to $71 million to finance the 1997 summer peak fleet. Monthly principal payments begin in September 1998, with total 1998 payments of $186.3 million, $89.7 million due in 1999, $110.8 due in 2000 and $83.2 due in 2001. The Commercial Paper Program, as described below, will be used to refinance a portion of these notes.

         The 1997 Series Notes are comprised of $866.6 million of fixed rate notes that bear interest at rates ranging from 6.25% to 6.80% and $33.4 million of floating rate notes that bear interest at rates ranging from LIBOR plus .95 to LIBOR plus 1.05. Monthly principal payments begin in September 2000, with total 2000 payments of $153.3 million, $146.7 million due in 2001, $170.4 million due in 2002, $229.6 million due in 2003, $89.5 million due in 2004 and $110.5 due in 2005.

         OTHER VEHICLE DEBT

         Thrifty finances its Canadian vehicle fleet under a lease agreement with CFI Auto Lease Trust (the "Trust"), which has committed to $91.0 million of funding. This facility is a four-year commitment, which commenced in June 1996 and is supported by underlying bank financing that is required to be renewed annually by the Trust. Thrifty provides bank letters of credit in amounts up to $8.0 million to support this facility.

         COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

         In March, 1998, the Company established a commercial paper program of up to $615 million (the "Commercial Paper Program") through a finance subsidiary and as part of its existing asset backed note program. The Company will use $256 million of the proceeds to refinance the portion of the Group's outstanding asset backed notes that mature from September 1998 to February 1999. The Company will use the remaining amount available under the Commercial Paper Program for fleet financing and to refinance asset backed notes from time to time.

         In March, 1998, the Company also established a $545 million liquidity facility to support the Commercial Paper Program (the "Liquidity Facility"). The sole purpose for the Liquidity Facility is to provide the Commercial Paper Program with a backup source of funding if the Company's finance subsidiary is unable to refinance maturing commercial paper by issuing new commercial paper. The Liquidity Facility is backed by the same assets and other credit enhancement that support the Commercial Paper Program.

         The Company established the Liquidity Facility on the basis of underwritten financing commitments from CSFB (and its affiliates) and The Chase Manhattan Bank. Establishment of the Liquidity Facility was subject, among other things, to the Company's commercial paper receiving credit ratings of A-1 from Standard & Poor's Ratings Service, P-1 from Moody's Investors Service, Inc. and D-1 from Duff & Phelps Credit Ratings. The ongoing availability of the Commercial Paper Program will depend, among other things, on those ratings being maintained, the absence of events of insolvency and compliance with certain covenants.

         REVOLVING CREDIT FACILITY

         In December 1997, the Company established a five year, senior secured, revolving credit facility totaling $215.0 million (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit and cash for daily operating activities. The facility has a sublimit of up to $190.0 million for letters of credit and a sublimit of up to $70.0 million for working capital borrowings. At December 31, 1997, the Group had $8.2 million in letters of credit outstanding and no working capital borrowings outstanding under this facility. The facility is secured by a first priority lien on substantially all material non-vehicle assets of the Group. The interest rates of loans under the Revolving Credit Facility are, at the option of the Company, based on the banks' prime rate, the federal funds rate or Eurodollar rates and are payable quarterly. This agreement is subject to certain covenants, the most restrictive of which requires the Group to maintain certain financial ratios and minimum tangible net worth and restricts the payment of cash dividends.

         The Group will have to sustain improved levels of operating results and cash flow to meet its debt service obligations using operating cash flow and to comply with its debt covenants. It is not certain whether the Group will be able to do so. Its results depend significantly on factors, including prevailing economic and competitive conditions, that are beyond its control. If the Group is unable to meet its debt service obligations or comply with its covenants, there would be a default under the Revolving Credit Facility. To avoid a default, the Company may need waivers from third parties, which might not be granted.

         CHRYSLER CREDIT SUPPORT

         In December 1997, in connection with the Company's separation from Chrysler and closing of the Offering, Chrysler provided $38.2 million credit support for the 1997 Series Notes in the form of a letter of credit facility. The credit support was reduced to $28.6 million (the "Initial Support Amount") due to exercise of a second over-allotment option in January 1998. The Initial Support Amount will decline annually, beginning September 30, 1999, by the greater of 20% of the Initial Support Amount or 50% of the Group's excess cash flow. The Company may need to replace reductions in the Initial Support Amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the Chrysler credit support agreement, Chrysler will have liens on certain assets of the Group.

         CONSEQUENCES OF DEBT

         The Group's substantial level of debt has important consequences. Those consequences include:

         o the Group's ability to borrow additional amounts for working capital, capital expenditures or other purposes will be limited;

         o a substantial portion of the Group's cash flow from operations is required to make debt service payments;

         o the Group will be exposed to increases in interest rates because a substantial portion of its debt bears interest at floating rates;

         o the Group's leverage could limit its flexibility to react to changes in general economic conditions, competitive pressures and adverse changes in government regulation and its ability to capitalize on significant business opportunities; and

         o the restrictions imposed on the Group's operations in the form of covenants and limitations under the Revolving Credit Facility, as described in the paragraph above.

         The Group will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 1997, the Group's total consolidated debt was $1.419 billion, substantially all of which was secured debt for the purchase of vehicles. The Group has scheduled annual principal payments of approximately $232.3 million in 1998, $91.9 million in 1999, $265.2 million in 2000, $230.0 million in 2001, $170.6 million in 2002 and
$430.0 million thereafter.

         The Group intends to use cash generated from operations for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The

Company has funded growth in its vehicle rental fleet by incurring additional debt. The Group expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 1997, the Group had approximately $100 million in bonds outstanding, of which $72 million supported insurance obligations. Bonds that support airport concession and other commitments at December 31, 1997 were approximately $28 million. The Company expects that these financing requirements will continue to grow as airport concessions are renewed and as its insurance obligations increase.

         INTEREST RATE RISK

         The Group's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Group is exposed to increases in interest rates because a substantial portion of its debt bears interest at floating rates. The Company estimates that, in 1998, approximately 30% of its average debt will bear interest at floating rates. The amount of the Group's financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 9 of Notes to Consolidated Financial Statements.

MARKET RISK SENSITIVE INSTRUMENTS

         The table below provides information about the Group's market sensitive financial instruments and constitutes a "forward-looking statement." The Group's primary market risk exposure is changing interest rates, primarily in the United States. The Group's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Group's borrowings are denominated in Canadian dollars which exposes the Group to market risk associated with exchange rate fluctuations. The Group has entered into no hedging or derivative transactions. All items described are non-trading and are stated in U.S. Dollars.


EXPECTED MATURITY DATES                                                                                             FAIR VALUE
(U.S. DOLLARS IN                                                                                                    DECEMBER 31,
THOUSANDS)                    1998         1999         2000         2001        2002     THEREAFTER       TOTAL     1997
----------------------------------------------------------------------------------------------------------------------------------
DEBT

Vehicle obligations and
   other - floating rates  $186,333     $ 89,667     $ --         $  4,000    $ --         $ 33,404     $  313,404   $  313,404
   Weighted Average
   interest rates              6.71%        6.84%                     7.36%                    7.09%

Vehicle obligations -
   fixed rates             $  2,289     $  2,219     $265,176     $226,027    $170,631     $396,210     $1,062,552   $1,061,629
   Weighted Average
    interest rates             8.50%        8.50%        6.40%        6.47%       6.45%        6.56%

Vehicle obligations -
   Canadian dollar
   denominated             $ 43,654     $ --         $  --        $  --       $  --        $   --       $  43,654    $   43,654
   Weighted Average
    interest rate              4.90%


INFLATION

         The increased acquisition cost of vehicles is the primary inflationary factor affecting the Group. Many of the Group's other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Group's overall operating costs will be greater for the Group than for its competitors.

YEAR 2000

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or date recording mechanism, including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices or accurately process other date-based information.

         The Group has identified all areas of application software, operating system software, hardware and external interfaces that require Year 2000 compliance. Assessing the scope of the Year 2000 issue has been made by consulting all departments within both Dollar and Thrifty to learn the potential problems the Group might experience.

         Many of the Group's newer systems include hardware and packaged software purchased from vendors who have represented that these systems are already Year 2000 compliant or will provide upgrades that are Year 2000 compliant. Other existing software was internally developed as Year 2000 compliant or will need to be upgraded to accommodate Year 2000 changes. In addition, the Group is in the process of obtaining assurances from other vendors that timely updates will be made available to make all remaining software Year 2000 compliant.

         The Group plans to test or identify for testing all its systems for Year 2000 issues during 1998 and 1999. Testing of each of the systems used by the Group will involve installing them on a separate development environment that will simulate the Year 2000. Each functional aspect of the system will be tested to verify that the change of date does not cause operational problems. For external interfaces, the Group will also test the processes from systems of such vendors. However, there can be no assurance that the systems of other companies on which the Group's systems rely will be timely converted and would not have an adverse effect on the Group's systems. All of the development and testing activities that have been identified will be performed by Group employees and outside contractors.

         The estimated cost for the Year 2000 compliance project is $5 million, and has been anticipated and budgeted for fully in the 1998 and 1999 operating and capital plans.

NEW ACCOUNTING STANDARDS

         Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," and SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 132 standardizes the disclosure requirements for pension and other postretirement benefits. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reporting segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. To the extent applicable, these statements were adopted by the Group effective January 1, 1998. The adoption of these statements will not have a material effect on the Group's consolidated financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For a discussion of the Company's market risk sensitive instruments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Tulsa, Oklahoma
February 5, 1998, except for
the last two paragraphs of Note 15,
as to which the date is
March 4, 1998

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEET
(In Thousands Except Share and Per Share Data)
DECEMBER 31, 1996 AND 1997
--------------------------------------------------------------------------------

                                                                 1996               1997
ASSETS
Cash and cash equivalents                                   $      3,425       $     56,074
Restricted cash and investments                                  103,933            137,980
Accounts and notes receivable, net                                58,020             89,105
Due from Chrysler                                                 74,104             60,596
Prepaid expenses and other assets                                 21,114             34,127
Revenue-earning vehicles, net                                  1,120,346          1,319,490
Property and equipment, net                                       60,888             62,042
Deferred income taxes                                                  -              6,428
Intangible assets, net                                           206,121            176,368
                                                            ------------       ------------

                                                            $  1,647,951       $  1,942,210
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                          $     67,743       $     88,923
  Accrued liabilities                                             82,958             78,249
  Income taxes payable                                             1,853             12,238
  Public liability and property damage                            63,235             75,687
  Debt and other obligations                                   1,241,558          1,418,687
  Deferred income taxes                                            6,721                  -
                                                            ------------       ------------
          Total liabilities                                    1,464,068          1,673,784

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 10,000,000 shares; none outstanding                    -                  -
  Common stock, $.01 par value:
    Authorized 50,000,000 shares; issued and
     outstanding 20,000,000 and 23,625,000,
     respectively                                                    200                236
  Additional capital                                             628,916            695,716
  Accumulated deficit                                           (445,233)          (427,526)
                                                            ------------       ------------

                                                                 183,883            268,426
                                                            ------------       ------------

                                                            $  1,647,951       $  1,942,210
                                                            ============       ============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands Except Per Share Data)
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

                                                        1995          1996           1997
REVENUES:
  Vehicle rentals                                     $372,508     $ 495,598      $ 618,120
  Vehicle leasing                                      177,836       150,179        165,560
  Fees and services                                     49,382        50,475         50,366
  Other                                                  9,653         9,342          9,898
                                                      --------     ---------      ---------

          Total revenues                               609,379       705,594        843,944
                                                      --------     ---------      ---------
COSTS AND EXPENSES:
  Direct vehicle and operating                         190,577       245,895        284,083
  Vehicle depreciation, net                            196,367       213,143        277,317
  Selling, general and administrative                  123,439       138,363        147,214
  Interest expense, net of interest income
    of $5,077, $5,446, and $4,341                       78,817        72,868         87,852
  Amortization of cost in excess of net                 10,456         8,169          6,010
    assets acquired
  Intangible asset impairment losses                        --       157,758             --
                                                      --------     ---------      ---------
          Total costs and expenses                     599,656       836,196        802,476
                                                      --------     ---------      ---------

INCOME (LOSS) BEFORE INCOME TAXES                        9,723      (130,602)        41,468

INCOME TAX EXPENSE                                       9,753        16,682         23,427
                                                      --------     ---------      ---------

NET INCOME (LOSS)                                     $    (30)    $(147,284)     $  18,041
                                                      ========     =========      =========

Basic and diluted earnings (loss)
  per share                                           $   0.00     $   (7.36)     $    0.90
                                                      ========     =========      =========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands Except Share and Per Share Data)
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

--------------------------------------------------------------------------------------------------------------------

                                                     Common Stock
                                                    $.01 Par Value                                        Total
                                             ---------------------------    Additional   Accumulated   Stockholders'
                                               Shares           Amount       Capital       Deficit       Equity
                                               ------           ------       -------       -------       ------
BALANCE, JANUARY 1, 1995                     20,000,000         $  200       $628,916     $(297,956)    $ 331,160

  Net loss                                        -                -             -              (30)          (30)

  Foreign currency translation                    -                -             -               59            59
                                             ----------         ------       --------      --------     ---------

BALANCE, DECEMBER 31, 1995                   20,000,000            200        628,916      (297,927)      331,189

  Net loss                                        -                -             -         (147,284)     (147,284)

  Foreign currency translation                    -                -             -              (22)          (22)
                                             ----------         ------       --------      --------     ---------

BALANCE, DECEMBER 31, 1996                   20,000,000            200        628,916       (445,233)     183,883

  Net income                                      -                -             -            18,041       18,041

  Issuance of common shares in
   public offering                            3,625,000             36         66,800            -         66,836

  Foreign currency translation                    -                -             -              (334)        (334)
                                             ----------         ------       --------       ---------   ---------

BALANCE, DECEMBER 31, 1997                   23,625,000         $  236       $695,716      $(427,526)   $ 268,426
                                             ==========         ======       ========      =========    =========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



------------------------------------------------------------------------------------------------------------------------------------

                                                                              1995           1996           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $      (30)    $ (147,284)     $   18,041
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation                                                            205,589        225,521         275,432
    Amortization                                                             12,948         10,394           7,448
    Net losses (gains) from disposition of revenue-earning vehicles          (2,678)        (3,484)         11,431
    Losses on investments in affiliates                                       2,533             --              --
    Provision for losses on accounts and notes receivable                     5,434          8,404           2,942
    Intangible asset impairment losses                                           --        157,758              --
    Change in assets and liabilities, net of acquisitions:
      Accounts and notes receivable                                           1,050            233         (34,440)
      Due from Chrysler                                                     (23,740)        13,033         (24,759)
      Prepaid expenses and other assets                                      (1,695)         2,873          (7,259)
      Deferred income taxes                                                   6,771          8,626           9,251
      Intangible assets                                                      (2,732)        (1,158)            898
      Accounts payable                                                      (13,563)        20,438          21,186
      Accrued liabilities                                                   (14,785)        (8,420)         (4,709)
      Income taxes payable                                                   (3,553)        11,117          10,385
      Public liability and property damage                                    1,292          3,886          12,452
      Other                                                                     322            (26)           (334)
                                                                         ----------     ----------      ----------
          Net cash provided by operating activities                         173,163        301,911         297,965

CASH FLOWS FROM INVESTING ACTIVITIES:
  Revenue-earning vehicles:
    Purchases                                                            (1,417,437)    (1,615,615)     (1,847,957)
    Proceeds from sales                                                   1,260,928      1,241,879       1,371,496
  Restricted cash and investments, net                                     (139,173)        35,240         (34,047)
  Property and equipment:
    Purchases                                                                (7,940)       (13,378)        (13,334)
    Proceeds from sale                                                          299             --           2,656
  Acquisition of businesses, net of cash acquired                            (3,063)        (4,425)           (397)
                                                                         ----------     ----------       ----------

          Net cash used in investing activities                            (306,386)      (356,299)       (521,583)


                                                                   (Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

-----------------------------------------------------------------------------------------------------------------



                                                                         1995           1996             1997

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt and other obligations:
    Proceeds                                                         $ 1,907,509     $ 1,174,200     $ 2,206,482
    Payments                                                          (1,833,856)     (1,061,453)     (2,029,353)
  Cash management/working capital - Chrysler, net                         64,741         (58,507)         38,267
  Issuance of common shares in public offering                                --              --          66,836
  Vehicle financing issue costs                                           (4,100)           (657)         (5,965)
                                                                      ----------     -----------     -----------
           Net cash provided by financing activities                     134,294          53,583         276,267
                                                                      ----------     -----------     -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                        1,071            (805)         52,649

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                        3,159           4,230           3,425
                                                                     -----------     -----------     -----------
  End of year                                                        $     4,230     $     3,425     $    56,074
                                                                     ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid for:
    Income taxes                                                     $     4,177     $     2,348     $     3,235
                                                                     ===========     ===========     ===========
    Interest                                                         $    87,216     $    82,180     $    95,253
                                                                     ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF NON-CASH OPERATING
 ACTIVITIES - Reversal of valuation allowance on pre-acquisition
 net operating loss carryforwards                                    $        --     $        --     $    22,400
                                                                     ===========     ===========     ===========

                                                                                                      (Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         Dollar Thrifty Automotive Group, Inc. ("Dollar Thrifty Group" or the "Company") is the successor to Pentastar Transportation Group, Inc. and subsidiaries. Prior to December 23, 1997, the Company was a wholly owned subsidiary of Chrysler Corporation ("Chrysler"). On December 23, 1997, the Company completed an initial public offering of all the Company's outstanding common stock owned by Chrysler together with additional shares issued by the Company (Note 3).

         The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar"), Thrifty Rent-A-Car System, Inc. ("Thrifty") and Rental Car Finance Corp. Rental Car Finance Corp. was formed in 1995 as Thrifty Car Rental Finance Corporation ("TFC"), a wholly owned special purpose subsidiary of Thrifty, for the purpose of financing vehicle related debt of Thrifty. In December 1997, TFC's name was changed to Rental Car Finance Corp. ("RCFC"), the ownership of RCFC was transferred from Thrifty to the Company and RCFC became the special purpose financing entity for the Dollar Thrifty Group. Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values which are reflected in the accompanying consolidated financial statements. The term the "Company" is used to refer to Dollar Thrifty Group and subsidiaries, collectively, and to the individual subsidiaries of Dollar Thrifty Group. Intercompany accounts and transactions have been eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - Dollar and Thrifty are engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores and in the business of leasing vehicles to their franchisees for use in the daily vehicle rental business throughout the United States and Canada. Dollar and Thrifty are also involved in selling vehicle rental franchises worldwide and providing sales and marketing, reservations, data processing systems, insurance and other services to its franchisees. RCFC provides financing services to Dollar and Thrifty.

         ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and on deposit including highly liquid investments with initial maturities of three months or less.

         RESTRICTED CASH AND INVESTMENTS - Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 9). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $236,000, $4,526,000 and $2,382,000 for 1995, 1996 and 1997, respectively.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

         REVENUE-EARNING VEHICLES - Revenue-earning vehicles are stated at cost net of related discounts and are depreciated over their estimated economic lives, or at rates corresponding to manufacturers' guaranteed residual values, where applicable. Depreciation rates range from approximately 1.0% to 2.3% per month. Net gains and losses from sales of revenue-earning vehicles are recorded as an adjustment to vehicle depreciation.

         PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated or amortized using principally the straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from ten to 31 years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of ten years or the lives of the related leases.

         INTANGIBLE ASSETS - Intangible assets are amortized using the straight-line basis. Cost in excess of net assets acquired is amortized over forty- and thirty-year periods. Licenses held for operation are stated at the lower of amortized cost or recoverable value based upon Company estimates and are amortized primarily over a ten-year period. Noncompete agreements and other intangible assets are amortized over periods ranging from five to eight years. The Company continually assesses the recoverability of the cost in excess of net assets acquired based on estimates of the expected future cash flows of the operations to which such amounts relate.

         LONG-LIVED ASSETS - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

         ACCOUNTS PAYABLE - Disbursements in excess of bank balances of $55,492,000 and $71,765,000 are included in accounts payable at December 31, 1996 and 1997, respectively.

         PUBLIC LIABILITY AND PROPERTY DAMAGE - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims are utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 1997.

         FOREIGN CURRENCY TRANSLATION - Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' equity.

         REVENUE RECOGNITION - The Company rents revenue-earning vehicles under short-term rental contracts. Revenues are recognized as earned under the terms of the rental contracts. The Company also leases revenue-earning vehicles to franchisees primarily under operating leases. Revenues are recognized as earned over the lease term.

         Initial franchise fees are recognized at the date of sale of the franchise which coincides with commencement of operations by the franchisee. Continuing franchise fees are reported as revenue as the fees are earned.

         ADVERTISING COSTS - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $25,714,000, $34,958,000 and $37,000,000 for 1995, 1996 and 1997, respectively.

         Thrifty's primary advertising is conducted by an affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad"). Thrifty made payments of $4,566,000, $4,163,000 and $4,222,000 in 1995, 1996 and 1997, respectively, to
         Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $1,363,000, $1,530,000 and $1,741,000 during 1995, 1996 and 1997, respectively, which are recorded as offsets to selling, general and administrative expense.

         ENVIRONMENTAL COSTS - The Company's operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

         INCOME TAXES - Prior to December 23, 1997, the Company's U.S. operations were included in the consolidated U.S. income tax returns of Chrysler. U.S. operating results subsequent to that date will be included in the Company's U.S. consolidated returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

         EARNINGS PER SHARE - Earnings per share are computed using the weighted average number of common shares outstanding during the year. The weighted average number of shares used in the computations was 20,089,384 in 1997, and 20,000,000 in 1996 and 1995. The Company has
         applied the provisions of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" to all periods presented.

         NEW ACCOUNTING STANDARD - The Company plans to adopt the provisions of SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement will not have a material effect on the Company's consolidated financial statements.

3.       INITIAL PUBLIC OFFERING

         On December 23, 1997, Dollar Thrifty Group completed an initial public offering of its common stock. The Company issued and sold 3,625,000 shares of its common stock (2,500,000 "primary shares" and 1,125,000 "over allotment shares") and Chrysler sold all of the 20,000,000 outstanding shares of the Company's common stock they owned ("secondary shares"). The common stock was sold at an initial price of $20.50 per share. The Company received net proceeds of $66,836,000 from the issuance of the primary and over allotment shares. On January 15, 1998, 498,105 additional over allotment shares were issued by the Company at $20.50 per share. Net proceeds from this issuance were $9,648,000. The proceeds received by the Company from the offering were used to provide collateral for financing of revenue-earning vehicles and for other general corporate purposes.

4.       ACQUISITIONS

         In 1997, Dollar acquired certain assets and assumed certain liabilities of three franchisees. The acquisitions were immaterial. In November 1996, Dollar acquired certain assets and assumed certain liabilities of Trynd, Inc. and AHL, Inc., the former Denver and Dallas franchisees of Dollar. Dollar paid $4,425,000 in cash, net of cash acquired, and assumed net liabilities of $218,000. Effective November 30, 1995, Dollar acquired certain assets and assumed certain liabilities of the vehicle rental division of Pacific International Services Corporation, the former Hawaii franchisee of Dollar. Dollar paid $3,063,000 in cash including acquisition costs, net of cash acquired, and assumed net liabilities of $6,836,000. At December 31, 1997, cost in excess of net assets acquired of $14,947,000 is being amortized on the straight-line basis over 30 years related to the acquisitions of Dollar franchisees. The transactions have been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material to the respective years of acquisition, are included in the consolidated statement of operations of the Company.

5.       ACCOUNTS AND NOTES RECEIVABLE AND DUE FROM CHRYSLER

         Accounts and notes receivable consist of the following:


                                                                    DECEMBER 31,
                                                          --------------------------------
                                                               1996            1997
                                                                  (IN THOUSANDS)
         Trade:
           Accounts receivable                            $       63,478     $     90,960
           Notes receivable                                       11,164           10,890
                                                          --------------     ------------

                                                                  74,642          101,850
         Less allowance for doubtful accounts                    (16,622)         (12,745)
                                                          --------------     ------------

                                                          $       58,020     $     89,105
                                                          ==============     ============

         Trade accounts and notes receivable are primarily due from franchisees and tour operators and arise from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued to certain franchisees at current market interest rates with varying maturities and are generally covered by personal guarantees of the franchisees.

         Due from Chrysler consists of the following:


                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1996            1997
                                                                      (IN THOUSANDS)

         Accounts receivable - Chrysler                         $    35,837    $    60,596
         Cash management/working capital - Chrysler                  38,267           --
                                                                -----------    -----------

                                                                $    74,104    $    60,596
                                                                ===========    ===========

         ACCOUNTS RECEIVABLE - CHRYSLER is comprised primarily of amounts due under various incentive and promotion programs and amounts due from the sale of revenue-earning vehicles at auction.

         CASH MANAGEMENT/WORKING CAPITAL - CHRYSLER in 1996 resulted from the Company's ability to advance excess cash to Chrysler and to borrow from Chrysler under a $75,000,000 working capital line of credit. The amounts bore interest at the prime rate plus 2% (10.25% at December 31, 1996), and were due on demand. Net interest expense on these amounts was partially reimbursed by Chrysler under an interest subvention program. In 1995, 1996 and 1997, the Company recorded net interest income of $5,048,000, $1,165,000 and $1,873,000, respectively, on the working capital line which included interest subvention of $1,900,000, $2,024,000 and

         $484,000 in 1995, 1996 and 1997, respectively. This agreement was terminated on December 23, 1997 in connection with the sale of Chrysler's interest in the Company.

6.       REVENUE-EARNING VEHICLES

         Revenue-earning vehicles consist of the following:


                                                              DECEMBER 31,
                                                   --------------------------------
                                                       1996                1997
                                                             (IN THOUSANDS)

         Revenue-earning vehicles                  $    1,230,884     $   1,469,581
         Less accumulated depreciation                   (110,538)         (150,091)
                                                   --------------     -------------

                                                   $    1,120,346     $   1,319,490
                                                   ==============     =============

         The Company purchases the majority of its revenue-earning vehicles from Chrysler under vehicle supply agreements and from Chrysler Canada Ltd. Purchases of revenue-earning vehicles from Chrysler and Chrysler Canada Ltd. were $1,406,523,000, $1,612,122,000 and $1,799,915,000 during
         1995, 1996 and 1997, respectively. Vehicle acquisition terms provide for guaranteed residual values or buybacks on the majority of vehicles under specified conditions. The Company received residual value program payments of $157,411,000, $120,520,000 and $164,944,000 in 1995, 1996
         and 1997, respectively, which are included in proceeds from sales of revenue-earning vehicles. In 1995, 1996 and 1997, $80,772,000,
         $79,039,000 and $93,865,000, respectively, was received from Chrysler Canada Ltd. for buyback of revenue-earning vehicles. Chrysler also provides promotional payments, which are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate, and other incentives primarily related to the disposal of revenue-earning vehicles. These promotional payments and other incentives, which are reflected as offsets to direct vehicle and operating expense, amounted to $82,145,000, $83,597,000 and $85,837,000 for 1995, 1996 and 1997, respectively.

         Dollar and Thrifty entered into Vehicle Supply Agreements ("VSAs") with Chrysler, which commenced with the 1997 model year and expire in July 2001. Under the VSAs, Chrysler has agreed to supply certain specified volumes of vehicles which are comprised of approximately 80% guaranteed depreciation program vehicles ("Program Vehicles"). Dollar and Thrifty are required to purchase at least 80% of their vehicles from Chrysler up to specified volumes of which minimum amounts must be Program Vehicles. Under the terms of the VSAs, Dollar and Thrifty have agreed to advertise and promote Chrysler products exclusively, and will receive promotional payments from Chrysler for each model year.

         Rent expense for vehicles leased from other vehicle manufacturers under operating leases with terms of less than one year was $20,412,000, $16,687,000 and $15,188,000 for 1995, 1996 and 1997, respectively.

7.       PROPERTY AND EQUIPMENT

         Major classes of property and equipment consist of the following:


                                                                                DECEMBER 31,
                                                                     ------------------------------
                                                                       1996                  1997
                                                                              (IN THOUSANDS)

         Land                                                        $      14,786       $   14,307
         Buildings and improvements                                         15,262           12,201
         Furniture and equipment                                            31,327           34,945
         Leasehold improvements                                             27,861           32,211
         Construction in progress                                            5,759            8,450
                                                                     -------------       ----------
                                                                            94,995          102,114
         Less accumulated depreciation and amortization                    (34,107)         (40,072)
                                                                     -------------       ----------

                                                                     $      60,888       $   62,042
                                                                     =============       ==========

8.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                DECEMBER 31,
                                                                       ---------------------------
                                                                         1996                 1997
                                                                               (IN THOUSANDS)

         Cost in excess of net assets acquired                         $   259,675      $  241,778
         Trademarks and licenses held for operation                         17,451          15,171
         Software licenses, noncompete agreements and other                 15,073          15,974
                                                                       -----------      ----------
                                                                           292,199         272,923
         Less accumulated amortization                                     (86,078)        (96,555)
                                                                       -----------      ----------

                                                                       $   206,121      $  176,368
                                                                       ===========      ==========

         In 1996, Chrysler committed to a plan of disposal for Thrifty and the Company recognized a $155 million intangible asset impairment loss to reduce Thrifty's carrying value to estimated fair value less cost to sell. Management's estimate of the fair value of Thrifty was based principally on analysis of non-binding bids. In connection with the successful completion of the offering of the Company's common stock in December 1997, management abandoned the plan to dispose of Thrifty.

         As a result of continuing operating losses incurred by Thrifty Canada, Ltd. ("TCL"), a wholly owned subsidiary of Thrifty, during 1996 management assessed the carrying value of intangible assets related to TCL, and recorded an intangible asset impairment loss of $2,758,000 (pre- and after tax). The intangible asset impairment loss was based on the estimated recoverable value of TCL utilizing historical cash flows as the basis for estimating discounted future cash flows of that operation.

         In connection with the Company's separation from Chrysler in December 1997, the Company realized certain pre-acquisition net operating loss carryforwards for which valuation allowances had previously been established. The realization of these net operating loss carryforwards resulted in a reduction of cost in excess of net assets acquired and income tax valuation allowances of $22,400,000.

9.       DEBT AND OTHER OBLIGATIONS

         Debt and other obligations consist of the following:


                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                     1996                  1997
                                                                          (IN THOUSANDS)
         VEHICLE DEBT AND OBLIGATIONS
           Asset backed notes, net of discount                    $    449,927         $ 1,369,077
           Deferred vehicle rent                                        48,699              43,654
           Chrysler Financial Corporation                              713,346               5,519
           Banks and others                                              1,620                 --
                                                                  ------------         -----------
                                                                     1,213,592           1,418,250

         OTHER NOTES PAYABLE
           Bank line of credit                                          27,000                 --
           Other                                                           966                 437
                                                                  ------------         -----------
                                                                        27,966                 437
                                                                  ------------         -----------

                   Total debt and other obligations               $  1,241,558         $ 1,418,687
                                                                  ============         ===========


         VEHICLE DEBT AND OBLIGATIONS

         ASSET BACKED NOTES are comprised of rental car asset backed notes issued by RCFC in December 1997 (the "1997 Series notes"), December 1995 (the "1995 Series notes") and variable funding notes issued in 1996 ("VFN's"). The 1997 Series notes total $900,000,000 and are comprised of $866,596,000 (with a discount of $866,000) of fixed rate notes with rates ranging from 6.25% to 6.8% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus .95% to LIBOR plus 1.05% (7.06% to 7.16% at December 31, 1997). The 1995 Series notes total $450,000,000 and are comprised of $190,000,000 (with a discount of $57,000 at December 31, 1997) of 6.6% fixed rate notes and $260,000,000 of floating rate notes with interest at rates ranging from LIBOR plus .70% to LIBOR plus 1.25% (6.23% to 6.78% at December 31, 1996 and 6.81% to 7.36% at December 31, 1997). The VFN's total $26,000,000, bear interest at rates based on commercial paper rates (5.9% at December 31, 1997) and mature in 1998. At December 31, 1996, there were no amounts outstanding under the VFN's and at December 31, 1997, there was $20,000,000 outstanding under the VFN's. During 1997, the VFN's were temporarily increased to $71,000,000 to fund peak vehicle financing needs.

         The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments and certain receivables related to revenue-earning vehicles, are available first to satisfy the claims of its creditors. At December 31, 1997, letters of credit totaling $38,200,000 issued by Chrysler also serve as collateral for the asset backed notes. These letters of credit were reduced to $28,600,000 in January 1998 and will continue to decline over the next five years. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through overcollateralization of the vehicle fleet and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

         The asset backed notes mature from 1998 through 2005 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

         DEFERRED VEHICLE RENT represents financing obtained in June 1996 by TCL under a Master Concurrent Lease Agreement ("the Lease Agreement") with CFI Auto Lease Trust ("CFI") for the TCL vehicle fleet. Under the Lease Agreement, CFI prepays 91% of the total lease rent due to TCL at the inception of the leases. This prepaid rent is reflected as deferred vehicle rent. The Lease Agreement has a four-year term and allows for replacement of vehicles under lease. Monthly and other periodic refunds of rent to CFI are required on certain leased vehicles. Upon disposition of vehicles, the deferred vehicle rent is refundable to CFI. TCL's beneficial interest in the vehicles leased to CFI and any amounts due to TCL directly related to the vehicles, including payments from franchisees and vehicle disposition programs, are vested in the Lease Agreement.

         This transaction included the creation of a special purpose, not-for-profit Canadian trust ("Thrifty Trust") which concurrently leases the vehicles from TCL for a four-year term and simultaneously leases such vehicles to the TCL franchisees and company-operated stores. The term of the Lease Agreement is concurrent with the term of the lease between TCL and Thrifty. Due to the nature of the relationship between TCL and Thrifty Trust, the consolidated financial statements include the accounts of Thrifty Trust and all material intercompany accounts and transactions have been eliminated.

         CFI has committed to funding of approximately $91,000,000 under the Lease Agreement and TCL pays a fee of 0.1% on the unused portion of this commitment. The Lease Agreement also provides an $8,000,000 revolving line of credit to fund vehicle acquisitions. No amounts were outstanding under this line at December 31, 1996 and $1,049,000 was outstanding under this line at December 31, 1997. The four-year funding commitment from CFI is supported by underlying bank financing that is required to be renewed by CFI annually. The deferred vehicle rent as well as the revolving line of credit amounts bear interest based on the bankers' acceptance rate plus .88% or the Canadian prime rate plus .125%. The weighted average interest rate on deferred vehicle rent at December 31, 1996 and 1997 was 4.1% and 4.9%, respectively.

         The Lease Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants including a limitation on the percentage of vehicles which are not covered by manufacturer repurchase programs and the maintenance by TCL of a specified minimum tangible net worth.

         CHRYSLER FINANCIAL CORPORATION ("Chrysler Financial") vehicle obligations represent borrowings under collateralized credit lines which totaled $987,700,000 at December 31, 1996, primarily for the purchase of new Chrysler vehicles. The interest rate for borrowings under this agreement was subvented by Chrysler to prime less 1-1/2% through December 23, 1997. The net weighted average interest rate on Chrysler Financial vehicle obligations was 6.75% and 8.5%, at December 31, 1996 and 1997, respectively. On December 23, 1997, the majority of the Chrysler Financial vehicle obligations were repaid and the Company refinanced the obligations with asset backed notes issued through RCFC.

         The Chrysler Financial obligations outstanding at December 31, 1997 are collateralized primarily by shuttle buses owned by the Company. These obligations mature through 2002.

         Total interest expense on all Chrysler vehicle and other debt, net of interest subvention was $81,214,000, $46,332,000 and $55,425,000 for
         1995, 1996 and 1997, respectively.

         Expected repayments of vehicle debt and obligations outstanding at December 31, 1997 are as follows:

                                       1998            1999          2000         2001         2002     THEREAFTER
                                       ----            ----          ----         ----         ----     ----------
                                                                       (IN THOUSANDS)

         Asset backed notes        $   186,333    $    89,667    $  264,181   $  229,819    $  170,386   $  429,614
         Deferred vehicle rent          43,654            --           --            --           --           --
         Chrysler Financial              2,075          2,107           955          163           219         --
                                   -----------    -----------    ----------   ----------    ----------   ----------

         Total                     $   232,062    $    91,774    $  265,136   $  229,982    $  170,605   $  429,614
                                   ===========    ===========    ==========   ==========    ==========   ==========


         Deferred vehicle rents are scheduled to be refunded through 2001, however, management believes that actual refunds of amounts outstanding at December 31, 1997 will occur in 1998 due to expected replacement of leased vehicles as provided in the Lease Agreement.

         OTHER NOTES PAYABLE

         In December 1997, the Company established a five year, $215,000,000 Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver provides sub-limits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. The Company is required to pay a 0.375% commitment fee on the unused available line, 2.5% letter of credit fee on the aggregate amount of outstanding letters of credit and a letter of credit fronting fee of 0.125%. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, Federal funds or Eurodollar rates and are payable quarterly. The Revolver is secured by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends. The Company had letters of credit of $8,175,000 and no working capital borrowings outstanding under the Revolver at December 31, 1997.

         In connection with the initial public offering and implementation of the Revolver, Thrifty paid the outstanding balance and terminated its bank line of credit facility. Interest was payable monthly at the prime rate of 8.25% at December 31, 1996 with a commitment fee of one-eighth of 1% on any unused portion of the line. The line was collateralized by certain Thrifty U.S. accounts and notes receivable.

         Maturities of other notes payable at December 31, 1997 are as follows:
         $214,000 (1998), $112,000 (1999), $40,000 (2000), $45,000 (2001) and
         $26,000 (2002).

10.      RETIREMENT SAVINGS AND PROFIT SHARE PLANS

         The Company sponsors a retirement savings plan which incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. Matching contributions from the Company are discretionary and during 1995, 1996 and 1997 were 50% of employee contributions up to 4% of compensation. Contributions by the Company's subsidiaries amounted to $721,000, $793,000 and $938,000 in 1995, 1996 and 1997, respectively. For 1997, Dollar established a profit share plan. All full-time employees not covered by a total company performance bonus plan were eligible. Included in accrued liabilities at December 31, 1997, is $2,455,000 related to the 1997 profit share plan which is to be paid in the first quarter of 1998. Dollar and Thrifty have established profit share plans for 1998.

11.      INCOME TAXES

         Income tax expense consists of the following:


                                                    YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                 1995           1996          1997
                                                         (IN THOUSANDS)
         Current:
           Federal                           $    2,492    $     6,075    $    13,259
           State and local                          237          1,691            504
           Foreign                                  253            290            413
                                             ----------    -----------    -----------
                                                  2,982          8,056         14,176
                                             ----------    -----------    -----------

         Deferred:
           Federal                                6,182          8,890          8,653
           State and local                          589           (264)           598
                                             ----------    -----------    -----------
                                                  6,771          8,626          9,251
                                             ----------    -----------    -----------
                                             $    9,753    $    16,682    $    23,427
                                             ==========    ===========    ===========


         Foreign losses before income taxes were approximately $3,478,000, $8,813,000 and $2,368,000 in 1995, 1996 and 1997, respectively.

         Intercompany tax settlements resulted in payments from (to) Chrysler of $(2,415,000), $5,409,000 and $(676,000) in 1995, 1996 and 1997,
         respectively.

         Deferred tax asset (liabilities) consist of the following:

                                                                                          DECEMBER 31,
                                                                                --------------------------------
                                                                                     1996               1997
                                                                                         (IN THOUSANDS)

         Depreciation                                                             $    (45,144)   $    (49,188)
         Public liability and property damage                                           24,219          30,237
         Allowance for doubtful accounts and notes receivable                            4,510           3,839
         Other accrued liabilities                                                      13,839          13,819
         Deferred loss on sale of certain assets                                         2,010           2,644
         Difference between book and tax basis of certain intangible assets              2,874           1,673
         Federal and state NOL credits and carryforwards                                13,506           5,832
         Canadian NOL carryforwards                                                      5,891           5,414
         Other                                                                            (135)         (2,428)
                                                                                  ------------    ------------
                                                                                        21,570          11,842
         Valuation allowance                                                           (28,291)         (5,414)
                                                                                  ------------    ------------

                                                                                  $     (6,721)   $      6,428
                                                                                  ============    ============

         The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 1997, TCL has net operating loss carryforwards of approximately $12,492,000 available to offset future taxable income in Canada which expire through 2002. Valuation allowances have been established for the estimated future tax effect of the Canadian net operating losses. Included in the valuation allowance at December 31, 1996 is $22,400,000 related to certain pre-acquisition net operating loss carryforwards. In connection with the Company's separation from Chrysler in December 1997, the Company realized these pre-acquisition net operating loss carryforwards, eliminated the related valuation allowance and recorded a reduction of cost in excess of net assets acquired. No other valuation allowances have been recorded against deferred tax assets.

         The Company's effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:


                                                                   YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                  1995                     1996                      1997
                                         -----------------------  -------------------------  ----------------------
                                            AMOUNT     PERCENT      AMOUNT      PERCENT       AMOUNT      PERCENT
                                                                   (AMOUNTS IN THOUSANDS)
 Tax expense (benefit)
 computed at the maximum
 U.S. statutory rate                      $  3,403        35.0 %  $(45,711)     (35.0)%   $ 14,514       35.0 %
Difference resulting from:
  Amortization of cost in
   excess of net assets acquired             4,164        42.8       2,324        1.8        2,103        5.1
  State and local taxes, net of
   Federal income tax benefit                  871         9.0       1,355        1.0          979        2.3
  Valuation allowance for
   foreign losses                            1,484        15.3       1,974        1.5          828        2.0
  Foreign taxes                                254         2.6         290        0.2          413        1.0
  Chrysler separation
   adjustments                                  --          --          --         --        4,314       10.4
  Non-deductible impairment
   loss                                         --          --      55,474       42.5           --
  Other                                       (423)       (4.4)        976        0.7          276        0.7
                                          --------    --------    --------   --------     --------       ----

                                          $  9,753       100.3 %  $ 16,682       12.7 %   $ 23,427       56.5 %
                                          ========    ========    ========   ========     ========       ====

         The tax provision in 1997 includes a $4,314,000 one-time charge related to the separation of the Company from Chrysler.

12.      COMMITMENTS AND CONTINGENCIES

         The Company has certain concession agreements with airports throughout the United States and Canada. Typically, these agreements provide airport terminal counter space in return for a minimum rent. In many cases, the Company's subsidiaries are also obligated to pay insurance and maintenance costs and additional rents generally based on revenues earned at the location. Certain of the airport locations are operated by franchisees who are obligated to make the required rent and concession fee payments under the terms of their franchise arrangements with the Company's subsidiaries.

         The Company's subsidiaries operate from various leased premises under operating leases with terms up to fifteen years. Some of the leases contain renewal options.

         Expenses incurred under operating leases and airport concessions were as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------
                                                   1995            1996           1997
                                                             (IN THOUSANDS)

         Rent                                   $    13,610     $   14,509     $   15,174
         Concession expenses:
              Minimum fees                           17,182         19,463         22,447
              Contingent fees                         9,229         17,088         23,754
                                                -----------     ----------     ----------

                  Total                         $    40,021     $   51,060     $   61,375
                                                ===========     ==========     ==========


         Rent expense is presented in the above table net of sublease rental income of $2,172,000, $2,457,000 and $2,333,000 in 1995, 1996 and 1997,
         respectively.

         Future minimum rentals and fees under noncancelable operating leases, net of sublease rental income of $10,546,000 and the Company's obligation for minimum airport concession fees at December 31, 1997 are presented in the following table. Airport concession fees-franchisee locations are required to be paid by franchisees under terms of their franchise agreements.


                                        AIRPORT CONCESSION FEES
                                      ---------------------------
                                        COMPANY-
                                         OWNED         FRANCHISEE      OPERATING
                                         STORES         LOCATIONS        LEASES          TOTAL
                                                            (IN THOUSANDS)

         1998                         $   17,643      $   2,586      $    11,738    $     31,967
         1999                             17,839          2,513            7,714          28,066
         2000                             15,742          1,868            6,067          23,677
         2001                             13,994            434            4,684          19,112
         2002                             12,796             63            4,341          17,200
         Thereafter                       42,330            --            18,653          60,983
                                      ----------      ---------      -----------    ------------

                                      $  120,344      $   7,464      $    53,197    $    181,005
                                      ==========      =========      ===========    ============

         The Company has outstanding bids for additional airport concession agreements which upon execution, would result in additional commitments totaling $52,447,000 from 1999 through 2024.

         In 1997, the Company entered into a data processing services agreement. The agreement requires monthly payments totaling $4,098,000 (1998), $4,201,000 (1999), $4,308,000 (2000), $4,420,000 (2001), $4,535,000
         (2002), and $1,161,000 (thereafter).

         At December 31, 1996 and 1997, the Company had outstanding letter of credit and other guarantee obligations totaling $7,932,000 and $9,527,000, respectively.

         The Company is self-insured or has policy deductibles to certain limits with respect to liabilities for claims arising as a result of personal injury, property damage and employee health claims. The accrual for public liability and property damage includes amounts for incurred losses and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 1996 and 1997, these amounts have been discounted at 6% (assumed risk free rate), based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $6,542,000 and $8,222,000 at December 31, 1996 and 1997, respectively. Estimated payments of public liability and property damage as of December 31, 1997 are as follows:

                                                                                 (IN THOUSANDS)

         1998                                                                     $     41,150
         1999                                                                           18,096
         2000                                                                           10,641
         2001                                                                            6,357
         2002                                                                            3,808
         Thereafter                                                                      3,857
                                                                                  ------------
         Aggregate undiscounted public liability and property damage                    83,909
         Effect of discounting                                                           8,222
                                                                                  ------------

                                                                                  $     75,687
                                                                                  ============

         Liabilities include $4,541,000 and $3,552,000 at December 31, 1996 and 1997, respectively, for the estimated remaining obligations associated with General Rent-A-Car, a former wholly owned subsidiary of Chrysler that was merged with Dollar on January 1, 1993. The reduction in these liabilities included the resolution of certain outstanding matters which resulted in a $5,000,000 reduction in selling, general and administrative expenses in 1996.

         Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

         In 1995, a judgment was entered against Dollar and its parent for $8,705,000 plus attorney's fees and interest, relating to certain litigation with franchisees, which judgment was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. In January 1998, the plaintiff's motion for reconsideration was denied. Although the plaintiffs have until April 13, 1998 to seek review by the U.S. Supreme Court, management believes it is reasonably possible the Company will ultimately prevail on this matter. Accordingly, in 1997, the Company reversed certain established reserves in the consolidated financial statements related to this litigation.

13.      CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash and investments and trade receivables. The Company limits its exposure on restricted cash and investments by investing in highly rated funds. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across different businesses and geographic areas.

         The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies.

         CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, DUE FROM CHRYSLER, ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND PUBLIC LIABILITY AND PROPERTY DAMAGE - The carrying amounts of these items are a reasonable estimate of their fair value.

         DEBT AND OTHER OBLIGATIONS - The carrying amounts of debt and other obligations are a reasonable estimate of their fair value. The estimated fair value of these obligations is based on rates management expects to be available to the Company.

         LETTER OF CREDIT AND GUARANTEED OBLIGATIONS - The estimated fair value of these items is $2,972,000 and $946,000 at December 31, 1996 and 1997, respectively.

14.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of the quarterly operating results during 1997 and 1996 follows:


                                                                                           BASIC AND
                                                                                            DILUTED
                                                           INCOME (LOSS)                    EARNINGS
                                               OPERATING      BEFORE       NET INCOME        (LOSS)
                                 REVENUES       INCOME     INCOME TAXES       (LOSS)       PER SHARE
                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
         1997
           First quarter        $ 177,159     $  18,458     $    (957)     $  (1,319)     $     (0.07)
           Second quarter         214,142        40,770        17,029          9,168             0.45
           Third quarter          261,581        55,590        28,486         16,371             0.82
           Fourth quarter         191,062        20,512        (3,090)        (6,179)           (0.30)
                                ---------     ---------     ---------      ---------      -----------

                   Total year   $ 843,944     $ 135,330     $  41,468      $  18,041      $      0.90
                                =========     =========     =========      =========      ===========

         1996
           First quarter        $ 157,558     $  17,980     $    (596)     $  (1,005)     $     (0.05)
           Second quarter         181,991        28,937      (147,315)      (152,477)           (7.62)
           Third quarter          206,676        47,245        25,141         12,123             0.61
           Fourth quarter         159,369        14,031        (7,832)        (5,925)           (0.30)
                                ---------     ---------     ---------      ---------      -----------

                   Total year   $ 705,594     $ 108,193     $(130,602)     $(147,284)     $     (7.36)
                                =========     =========     =========      =========      ===========

         Operating income in the table above represents pre-tax income (loss) before interest, amortization of costs in excess of net assets acquired and intangible asset impairment losses in 1996.

         The tax provision in the fourth quarter of 1997 includes a $4,314,000 one-time income tax charge related to the Company's separation from Chrysler.

         The Company recorded an intangible asset impairment loss of $155,000,000 in the second quarter of 1996 related to Chrysler's decision to dispose of Thrifty as a non-core asset. An impairment loss of $2,758,000 was recorded in the fourth quarter of 1996 related to TCL.

15.      SUBSEQUENT EVENTS

         The Company has adopted a long-term incentive plan ("LTIP") under which the Board of Directors, upon the recommendation of the Compensation Committee, is authorized to award stock options (including both non-qualified stock options and incentive stock options), stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. Ten percent of the Company's common stock outstanding is authorized for issuance under the LTIP, with an evergreen provision that allows for the number of shares reserved to be held constant at 10% of shares outstanding.

         In January 1998, initial stock option awards of 1,184,700 were granted to approximately 170 employees, including each of the executive officers, and 15,000 stock option awards were granted to Directors at an exercise price per share equal to the initial public offering price of $20.50. These options vest in three equal annual installments commencing on the first anniversary of the grant date and expire in December 2007. Under certain circumstances, including a change in control of the Company, the options would be exercisable immediately.

         In addition, 142,500 initial performance share awards were granted to Company officers and certain key employees, including the executive officers. Such awards established a target number of shares that may be earned in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against business plan and stock price appreciation targets established on the grant date. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered on the third anniversary of the initial grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the vesting period of the grants.

         The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

         Effective January 31, 1998, the franchise agreement with Dollar's major franchisee in Europe was terminated and, effective February 1, 1998, Dollar entered into a three-year agreement with Europcar International, S.A. for the exchange of European and U.S. vehicle rental reservations. The agreement may be terminated upon twelve months prior written notice by either party.

         Effective March 1, 1998, Dollar acquired certain assets and assumed certain liabilities of its former San Diego franchisee. Dollar paid approximately $1,500,000 and assumed net liabilities of approximately $15,000.

         On March 4, 1998, the Company, through a newly formed special purpose financing subsidiary, Dollar Thrifty Funding Corp., established a $615,000,000 Commercial Paper Program as a part of its existing asset backed note program. The Company will use the proceeds for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, the Company also entered into a $545,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if the Company is unable to refinance maturing commercial paper by issuing new commercial paper.

                                   * * * * * *

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------

                                        BALANCE AT   ADDITIONS                  BALANCE AT
                                         BEGINNING   CHARGED TO                   END OF
                                          OF YEAR      INCOME     DEDUCTIONS       YEAR
                                                         (IN THOUSANDS)
1997

Allowance for doubtful accounts          $ 16,622     $  2,942     $ (6,819)     $ 12,745
                                         ========     ========     ========      ========

Public liability and property damage     $ 63,235     $ 51,708     $(39,256)     $ 75,687
                                         ========     ========     ========      ========

1996

Allowance for doubtful accounts          $ 19,340     $  8,404     $(11,122)     $ 16,622
                                         ========     ========     ========      ========

Public liability and property damage     $ 59,349     $ 36,650     $(32,764)     $ 63,235
                                         ========     ========     ========      ========

1995

Allowance for doubtful accounts          $ 19,962     $  5,434     $ (6,056)     $ 19,340
                                         ========     ========     ========      ========

Public liability and property damage     $ 58,057     $ 29,242     $(27,950)     $ 59,349
                                         ========     ========     ========      ========

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 1997 and 1996.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information with respect to the Company's executive officers and directors:


NAME                   Age(1)                     Position(2)
----                   ------                     -----------
Joseph E. Cappy.......    63    Chairman of the Board, Chief Executive Officer,
                                President and Director
Donald M. Himelfarb...    52    Executive Vice President and Director, and President of
                                Thrifty
Gary L. Paxton........    51    Executive Vice President and Director, and President of
                                Dollar
Steven B. Hildebrand..    43    Vice President and Chief Financial Officer
Thomas P. Capo........    46    Director
Edward J. Hogan.......    70    Director
Edward C. Lumley......    58    Director
John C. Pope..........    48    Director
John P. Tierney.......    66    Director
Edward L. Wax.........    60    Director

----------

(1)      As of December 31, 1997.

(2) Messrs. Cappy, Himelfarb, Paxton, Hildebrand and Capo were appointed or elected to their respective positions with the Company in November 1997. Messrs. Hogan, Lumley, Pope, Tierney and Wax were elected directors of the Company in December 1997.

         Joseph E. Cappy served as a Vice President of Chrysler since August 1987, with responsibility for rental car operations from June 1993 to December 1997, international operations from May 1990 to June 1993, brand development from November 1989 to May 1990, and Chrysler's Jeep/Eagle Division from August 1987 to November 1989. Mr. Cappy was previously President, Chief Executive Officer and a Director of American Motors Corporation ("AMC"), and General Marketing Manager of Ford Motor Company's Lincoln-Mercury Division.

         Donald M. Himelfarb has been President and Chief Executive Officer of Thrifty since July 1992. Mr. Himelfarb has served as a Director of TCL since August 1990, and served as President of TCL from August 1990 to June 1992. He previously served as President of Car Rental and Leasing for Marks Rentals, a holding company that owned a Thrifty franchise and other properties. Mr. Himelfarb is a Director of the American Car Rental Association.

         Gary L. Paxton has been President of Dollar since December 1990. He has served in several senior management positions with Dollar since 1972, including Senior Vice President of Operations and Properties and Vice

President of Properties and Facilities. Mr. Paxton is also a Director and President-Elect of the American Car Rental Association.

         Steven B. Hildebrand has been Executive Vice President and Chief Financial Officer of Thrifty since August 1995. He has served in various senior management positions with Thrifty and Pentastar Transportation Group, Inc. (the predecessor of the Company) since 1987, including Vice President of Finance and Treasurer for Pentastar, a Director of Thrifty and a Director of TCL.

         Thomas P. Capo has been Vice President and Treasurer of Chrysler since May 1993. He was elected Treasurer of Chrysler in November 1991. Mr. Capo is also a Director of Chrysler Financial Corporation and Chrysler Canada Ltd.

         Edward J. Hogan has been Chairman and Chief Executive Officer of Pleasant Travel Service, a tour operator specializing in vacations in Hawaii, since April 1959. Mr. Hogan has also served as a Director of Castle & Cooke, which has large holdings of real estate in Hawaii, since October 1993. Mr. Hogan has been a member of the Board of Trustees of Loyola Marymount University since May 1990 and is a member of the National Advisory Board of the National Academy of Travel and Tourism, the United States Tour Operators, the American Society of Travel Agents and the Hawaii Visitors Bureau.

         Edward C. Lumley has been Vice Chairman of the investment banking firm Nesbitt Burns, Inc. since August 1994. From January 1992 to August 1994, Mr. Lumley served as Vice Chairman of the investment banking firm Burns Fry, Limited. Mr. Lumley previously served as a Member of the Canadian Parliament and as Minister of International Trade, Industry, Trade and Commerce, Communications, and Science and Technology. Mr. Lumley is also a Director of Air Canada, BCE Mobile Communications, Inc., Canadian National Company, Magna International Inc., Gendis Inc., DY4 Systems Inc. and AIT Corporation.

         John C. Pope has been the Chairman of the Board of MotivePower Industries, Inc. since January 1996 and a Director since May 1995. Mr. Pope has served in various executive positions with UAL Corporation ("UAL") and United Airlines, Inc. ("United") since January 1988, including President and Chief Operating Officer of UAL Corporation and United from April 1992 to July 1994, Executive Vice President, Chief Financial Officer and Treasurer of UAL and Chief Financial Officer of United from November 1990 to April 1992 and Executive Vice President, Marketing and Planning of United from May 1989 to October 1990. Prior thereto, Mr. Pope served as Chief Financial Officer of AMR Corporation and American Airlines, Inc. Mr. Pope is also a Director of Federal-Mogul Corporation, Wallace Computer Services, Inc., Medaphis Corporation, Lamalie Associates, Inc. and Waste Management, Inc.

         John P. Tierney was the Chairman and Chief Executive Officer of Chrysler Financial Corporation, the financial services subsidiary of Chrysler, from August 1987 until his retirement in December 1994. Prior to joining Chrysler in 1987, he was the Chief Financial Officer of AMC. Mr. Tierney is also a Director of the American Financial Services Association, the ContiFinancial Corporation and Charter One Financial, Inc.

         Edward L. Wax has been Chairman of Saatchi & Saatchi Advertising Worldwide, an advertising firm with considerable experience in the travel industry, since May 1997. Mr. Wax was Chief Executive Officer of Saatchi & Saatchi Advertising Worldwide from February 1992 to May 1997. From June 1989 to February 1992, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi North America. Mr. Wax is also a Director of Golf Trust of America, Inc., the National Council of Northeastern University and The Ad Council.

DIRECTOR COMPENSATION

         Directors who are not officers or employees of the Group or any of its affiliates will be paid an annual board retainer of $20,000, payable in shares of Common Stock, and an attendance fee of $1,000 for each meeting of the Board of Directors and $1,000 for each meeting of a committee thereof ($1,500 in the case of a committee chairman), in each case payable in cash. Each non-employee director will also receive the use of a new vehicle each year while serving as a director, together with insurance coverage.

         In addition, non-employee directors will receive options to purchase 3,000 shares of Common Stock at the initial public offering price. Thereafter, non-employee directors will receive grants of options for the same number of shares each year upon their re-election at the annual meeting of stockholders. Such stock options will be exercisable in three equal annual installments beginning on the first anniversary of the grant date at a price equal to the fair market value of a share of common stock on the grant date. The stock options would become exercisable immediately in the event of a change in control of the Company.

         The Company will not pay any compensation for service as a director to directors who receive compensation as officers or employees of the Company or any of its affiliates. Thomas P. Capo will not receive compensation for services as a director. In addition, all the above arrangements relating to director compensation were not instituted until the year beginning January 1, 1998. In January 1998, a total of 15,000 options for shares were granted to the independent directors.

CERTAIN UNDERSTANDINGS

         In connection with the continuing credit support to the Group for fleet financing, the Company agreed to nominate and support a Chrysler designee to its Board of Directors. Thomas P. Capo, who is a Chrysler Vice President and its Treasurer, currently holds the Company directorship designated by Chrysler. The Company's agreements relating to this position expire upon termination of Chrysler credit support and repayment of any sums due in connection therewith. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Chrysler Credit Support."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended December 31, 1997, the following officers and directors of the Company were delinquent in filing their Initial Report on Form 3 under Section 16(a) of the Securities Exchange Act of 1934 by the required due date: Joseph E. Cappy, Donald M. Himelfarb, Gary L. Paxton, Steven
B. Hildebrand, Thomas P. Capo, Edward J. Hogan, Edward C. Lumley, John C. Pope, John P. Tierney and Edward L. Wax. The forms were required to be filed on December 16, 1997 (the effective date of the Company's Registration Statement for the Offering) but were filed on December 17, 1997.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table summarizes the compensation earned by certain executive officers of the Group for the fiscal year ended December 31, 1997.

                                      ANNUAL COMPENSATION      LONG TERM COMPENSATION
                                     ---------------------     -----------------------      ALL OTHER
NAME                                  SALARY        BONUS      AWARDS(a)    PAYOUTS(b)   COMPENSATION(c)
----                                 --------     --------     --------     ----------   ---------------
Joseph E. Cappy,
  Chairman of the Board,
  Chief Executive Officer
  and President (d) .........            --           --           --             --           --

Gary L. Paxton,
  Executive Vice President
  and President - Dollar ....        $260,300     $244,031     $146,419       $ 87,225     $ 40,195

Donald M. Himelfarb,
  Executive Vice President
  and President - Thrifty ...        $233,700         --           --         $ 52,916     $ 27,645

Steven B. Hildebrand,
  Vice President and Chief
  Financial Officer .........        $169,500     $ 30,510     $ 17,798       $ 31,299     $ 20,546

----------

(a) Represents amounts earned with respect to the year ended December 31, 1997 under the Group's executive retention plan payable in three equal annual installments that commence in December 1998.

(b) Represents amounts distributed under the Group's executive retention plan with respect to awards earned prior to the year ended December 31, 1997.

(c) Represents the Group's contributions to its qualified and non-qualified defined contribution plans and life and disability insurance premiums.

(d) During 1997 Mr. Cappy served as an officer of the Company and Chrysler but received all of his compensation from Chrysler.


LONG-TERM INCENTIVE PLAN

         The Company has adopted a long-term incentive plan (the "LTIP"). Initial awards under the LTIP were not made until after December 31, 1997. The LTIP is intended to provide incentives to officers and other key employees of the Group that serve to align their interests with those of stockholders. Under the LTIP, the Board of Directors upon the recommendation of the Compensation Committee is authorized to award: (1) stock options (including both non-qualified stock options and "incentive stock options"), (2) stock appreciation rights, (3) restricted stock, (4) performance share awards and (5) other stock-based incentive awards. The LTIP is intended to qualify for the performance-based exclusion from the deduction limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended.

         A total of 10% of the shares of the Company's common stock outstanding (2,412,798 shares) are authorized for issuance under the LTIP. If the number of outstanding shares increases, 10% of the amount of newly issued shares is automatically reserved for issuance under the LTIP.

         Initial stock option awards of 1,184,700 were granted to approximately 170 employees, including each of the named executive officers, at an exercise price per share equal to the initial public offering price. Such options become exercisable in three equal annual installments commencing on the first anniversary of the grant date. Under certain circumstances, including a change of control of the Company, the options would be exercisable immediately.

         In addition, 142,500 initial performance share awards were granted to Company officers and certain key employees, including each of the named executive officers. Such awards established a target number of shares that may be earned in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned by a grantee would be expected to range from zero to 200% of the grantee's target award, depending on the level of corporate performance each year against business plan and stock price appreciation targets established on the grant date. Any performance share installments not earned as of a given anniversary date would be forfeited. Performance shares earned would be delivered to the grantee on the third anniversary of the initial grant date, provided the grantee is then employed by the Group. Under certain circumstances, including a change of control of the Company, the performance shares earned would be delivered immediately. Values of the performance shares earned will be recognized as compensation expense over the vesting period of the grants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         There exist no interlocks or insider participation with respect to the Compensation Committee of the Board for the Company to report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 6, 1998, with respect to the number of shares of Common Stock owned by each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock:

NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                         OF BENEFICIAL OWNERSHIP                     PERCENT OF CLASS (1)
-------------------                         -----------------------                     --------------------

Putnam Investments, Inc. (2)                         2,615,450                                   10.8%
One Post Office Square
Boston, Massachusetts  02109

-------

(1)      Based upon 24,127,980 shares of Common Stock outstanding.

(2) Putnam Investments, Inc. ("PI") owns Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. which own 2,161,100 and 454,350 shares of Common Stock, respectively. In its Schedule 13G dated February 6, 1998, PI has disclaimed voting or disposition power over the 2,615,450 shares.

         The following table sets forth certain information as of March 6, 1998, with respect to the number of shares of Common Stock owned by (i) each director of the Company (with the exception of Thomas P. Capo who owns no common stock),
(ii) each named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group:

NAME AND ADDRESS                            AMOUNT AND NATURE
OF BENEFICIAL OWNER                         OF BENEFICIAL OWNERSHIP                     PERCENT OF CLASS (1)
-------------------                         -----------------------                     --------------------

Joseph E. Cappy                                         75,100 (2)                      Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Donald M. Himelfarb                                      2,500                          Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Gary L. Paxton                                           7,500                          Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Steven B. Hildebrand                                     2,000                          Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Edward J. Hogan                                          5,975                          Less than 1%
2404 Townsgate Road
Westlake Village, California 91361


Edward C. Lumley                                         1,975                          Less than 1%
1 First Canadian Place, 4th Floor
Post Office Box 150
Toronto, Ontario, Canada M5X1H3

John C. Pope                                             3,975                          Less than 1%
810 South Ridge Road
Lake Forest, Illinois  60045

John P. Tierney                                          3,975                          Less than 1%
3688 Quail Hollow
Bloomfield Hills, Michigan  48302

Edward L. Wax                                            1,975                          Less than 1%
375 Hudson Street
New York, New York 10014-3620

All executive officers and directors                   104,975                          Less than 1%
as a group

-----------

(1)      Based on 24,127,980 shares of Common Stock outstanding.

(2) Consists of (i) 50,100 shares owned of record by Mr. Cappy, and (ii) 25,000 shares beneficially owned by Mr. Cappy's wife.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Thomas P. Capo, a director of the Company, is the Vice President and Treasurer of Chrysler. Chrysler has certain material continuing financial and commercial arrangements with the Group. See "Business -- Fleet Acquisition and Management" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Chrysler Credit Support."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report

         (1) All Financial Statements. The response to this portion of Item 14 is submitted as a separate section herein under Part II,
                  Item 8 - Financial Statements and Supplementary Data.

         (2) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1997, 1996 and 1995 is set forth under Part II - Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

         (3)      Index of Exhibits


 EXHIBIT NO.                                  Description
 -----------                                  -----------

      1.1 Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective
               December 16, 1997*

      1.2 Form of Subscription Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective
               December 16, 1997*

      3.1 Certificate of Incorporation of the Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      3.2 By-Laws of the Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended,
               Registration No. 333-39661, which became effective December 16,
               1997*

      4.1 Form of Certificate of Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective
               December 16, 1997*

      4.2      Base Indenture dated as of December 13, 1995 between Thrifty Car
               Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration
               Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.3      Series 1995-1 Supplement to Base Indenture dated as of December
               13, 1995 between Thrifty Car Rental Finance Corporation and
               Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended,
               Registration No. 333-39661, which became effective December 16,
               1997*

      4.4      Master Motor Vehicle Lease and Servicing Agreement dated as of
               December 13, 1995 between Thrifty Car Rental Finance Corporation and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended,
               Registration No. 333-39661, which became effective December 16,
               1997*

      4.5 Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust
               Company, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333- 39661, which became effective December 16, 1997*

      4.6      Form of Revolving Credit Agreement among the Company, Dollar,
               Thrifty and the Institutions named therein, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.7      Form of Series 1997-1 Supplement to Base Indenture between Rental
               Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.8 Form of Master Motor Vehicle Lease and Servicing Agreement among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Registration
               Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.9      Commitment Letter dated November 19, 1997, among Credit Suisse
               First Boston, The Chase Manhattan Bank, Chase Securities Inc.,
               Dollar, Thrifty and the Company regarding a $230,000,000
               Revolving Credit Facility and a $545,000,000 Commercial Paper
               Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.10 Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among the Company, Rental Car Finance Corp.,
               Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.11 Chrysler Support Letter of Credit and Reimbursement Agreement dated as of December 23, 1997 among Chrysler, Dollar, Thrifty, the Company, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed
               March 16, 1998*

     4.12      Series 1998-1 Supplement to Base Indenture dated as of March 4,
               1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

     4.13      Master Motor Vehicle Lease and Servicing Agreement dated as of
               March 4, 1998 among the Company, Dollar, Thrifty and Rental Car
               Finance Corp., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

     4.14      Note Purchase Agreement dated as of March 4, 1998 among Rental
               Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse
               First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

     4.15      Liquidity Agreement dated as of March 4, 1998 among Dollar
               Thrifty Funding Corp., Certain Financial Institutions and Credit
               Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

     4.16      Depositary Agreement dated as of March 4, 1998 between Dollar
               Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March
               16, 1998*

     4.17      Collateral Agreement dated as of March 4, 1998 among Dollar
               Thrifty Funding Corp., Credit Suisse First Boston Corporation and
               Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

     4.18      Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty
               Funding Corp., the Company, Credit Suisse First Boston
               Corporation and Chase Securities, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      5        Opinion of Debevoise & Plimpton regarding legality of the Common
               Stock, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333-39661, which became effective December 16, 1997*

     10.1 Vehicle Supply Agreement between Chrysler and Dollar, filed as the same numbered exhibit with the Company's Registration
               Statement on Form S-1, as amended, Registration No. 333- 39661, which became effective December 16, 1997*

     10.2 Amended and Restated Vehicle Supply Agreement between Chrysler and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended,
               Registration No. 333-39661, which became effective December 16,
               1997*

     10.3      [Reserved]

     10.4      [Reserved]

     10.5      [Reserved]

     10.6      [Reserved]

     10.7      [Reserved]

     10.8 Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333-39661, which became effective December 16, 1997*

     10.9 Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333-39661, which became effective December 16, 1997*

    10.10 Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333-39661, which became effective December 16, 1997*

    10.11      Tax Sharing and Disaffiliation Agreement between Chrysler
               Corporation and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with the Company's Registration
               Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

    10.12      Form of Indemnification Agreement between the Company and
               Chrysler, filed as the same numbered exhibit with the Company's
               Registration Statement on Form S-1, as amended, Registration No.
               333-39661, which became effective December 16, 1997*

    21         Subsidiaries of the Company**

    23.2 Consent of Debevoise & Plimpton (included in Exhibit 5), filed as the same numbered exhibit with the Company's Registration
               Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

    23.3 Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333- 39661, which became effective December 16, 1997*

    27.1       Financial Data Schedule**

----------

   *   Incorporated by reference
  **   Filed herewith

(b)    Reports on Form 8-K

       No report on Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 1997.

(c)    Filed Exhibits

       The response to this item is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, Oklahoma, on March 20, 1998.

                                           DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                                           By:   /s/ JOSEPH E. CAPPY
                                               ---------------------------------
                                           Name:  Joseph E. Cappy
                                           Title: President and Principal
                                                  Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


            NAME                                   Title                         Date
-------------------------------     -----------------------------------    ---------------

/s/ STEVEN B. HILDEBRAND            Vice President, Principal Financial    March 20, 1998
------------------------            Officer and Principal Accounting
Steven B. Hildebrand                Officer

/s/ JOSEPH E. CAPPY                 Director                               March 20, 1998
------------------------
Joseph E. Cappy

/s/ DONALD M. HIMELFARB             Director                               March 20, 1998
------------------------
Donald M. Himelfarb

/s/ GARY L. PAXTON                  Director                               March 20, 1998
------------------------
Gary L. Paxton

/s/ THOMAS P. CAPO                  Director                               March 20, 1998
------------------------
Thomas P. Capo

/s/ EDWARD J. HOGAN                 Director                               March 20, 1998
------------------------
Edward J. Hogan

/s/ EDWARD C. LUMLEY                Director                               March 20, 1998
------------------------
Edward C. Lumley

/s/ JOHN C. POPE                    Director                               March 20, 1998
------------------------
John C. Pope

/s/ JOHN P. TIERNEY                 Director                               March 20, 1998
------------------------
John P. Tierney

/s/ EDWARD L. WAX                   Director                               March 20, 1998
------------------------
Edward L. Wax

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                                     DESCRIPTION
--------------                                     -----------

21                                          Subsidiaries of the Company

27.1                                        Financial Data Schedule