Form 10-K/A
period 1997-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1998-04-01
CIK 1049108

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ________________

                         COMMISSION FILE NUMBER 1-13647

                            ------------------------

                     DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    73-1356520
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


                 5330 EAST 31ST STREET, TULSA, OKLAHOMA  74135
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (918) 660-7700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
       --------------------                  ------------------------------------------
   COMMON STOCK, $.01 PAR VALUE                      NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS:     YES   X        NO
                                                   ---          ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
AMENDMENT TO THIS FORM 10-K:   [_____]

         THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 1998 WAS $446,569,988.

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 6, 1998 WAS 24,127,980.


================================================================================

         The registrant hereby amends and restates in its entirety, Item 12 of
Part III of its Annual Report on Form 10-K for the year ended December 31, 1997 to add The Capital Group Companies, Inc. as a person known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 6, 1998, with respect to the number of shares of Common Stock owned by each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock:

NAME AND ADDRESS                           AMOUNT AND NATURE
OF BENEFICIAL OWNER                        OF BENEFICIAL OWNERSHIP                   PERCENT OF CLASS (1)
-------------------                        -----------------------                   --------------------
Putnam Investments, Inc. (2)                       2,615,450                                  10.8%
One Post Office Square
Boston, Massachusetts  02109

The Capital Group Companies, Inc. (3)              1,560,000                                   6.5%
333 South Hope Street
Los Angeles, California 90071

_______

(1)      Based upon 24,127,980 shares of Common Stock outstanding.

(2) Putnam Investments, Inc. ("PI") owns Putnam Investment Management, Inc. and The Putnam Advisory Company, Inc. which own 2,161,100 and 454,350 shares of Common Stock, respectively. In its Schedule 13G dated February 6, 1998, PI has disclaimed voting or disposition power over the 2,615,450 shares.

(3) The Capital Group Companies, Inc. ("Capital Group") owns Capital Guardian Trust Company which owns 1,560,000 shares of Common Stock. In its Schedule 13G dated February 11, 1998, Capital Group has disclaimed investment or voting power over the 1,560,000 shares.

         The following table sets forth certain information as of March 6, 1998, with respect to the number of shares of Common Stock owned by (i) each director of the Company (with the exception of Thomas P. Capo who owns no common stock), (ii) each named executive officer of the Company, and (iii) all directors and executive officers of the Company as a group:

NAME AND ADDRESS                           AMOUNT AND NATURE
OF BENEFICIAL OWNER                        OF BENEFICIAL OWNERSHIP                   PERCENT OF CLASS (1)
--------------------                      ------------------------                   -------------------
Joseph E. Cappy                                      75,100(2)                           Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Donald M. Himelfarb                                   2,500                              Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Gary L. Paxton                                        7,500                              Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Steven B. Hildebrand                                   2,000                                  Less than 1%
5330 East 31st Street
Tulsa, Oklahoma  74135

Edward J. Hogan                                        5,975                                  Less than 1%
2404 Townsgate Road
Westlake Village, California 91361

Edward C. Lumley                                       1,975                                  Less than 1%
1 First Canadian Place, 4th Floor
Post Office Box 150
Toronto, Ontario, Canada M5X1H3

John C. Pope                                           3,975                                  Less than 1%
810 South Ridge Road
Lake Forest, Illinois  60045

John P. Tierney                                        3,975                                  Less than 1%
3688 Quail Hollow
Bloomfield Hills, Michigan  48302

Edward L. Wax                                          1,975                                  Less than 1%
375 Hudson Street
New York, New York 10014-3620

All executive officers and directors                 104,975                                  Less than 1%
as a group
-----------

(1)      Based on 24,127,980 shares of Common Stock outstanding.

(2) Consists of (i) 50,100 shares owned of record by Mr. Cappy, and (ii) 25,000 shares beneficially owned by Mr. Cappy's wife.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.



Dated:  March 31, 1998                  By:   /s/ STEVEN B. HILDEBRAND
                                           ---------------------------------
                                        Name: Steven B. Hildebrand
                                        Title:  Vice President, Principal
                                                Financial Officer and Principal
                                                Accounting Officer