Form 10-Q
period 1998-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1998-05-15
CIK 1049108

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               -----------    ----------------

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

         THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 14, 1998 WAS 24,127,980.

================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q


                                    CONTENTS
                                                                                                               Page
                                                                                                               -----
PART I - FINANCIAL INFORMATION....................................................................................3

         ITEM 1.           FINANCIAL STATEMENTS...................................................................3

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................10

         ITEM 3.           QUANTITATIVE AND QUALITATIVE
                           DISCLOSURES ABOUT MARKET RISK.........................................................13

PART II - OTHER INFORMATION......................................................................................14

         ITEM 1.           LEGAL PROCEEDINGS.....................................................................14

         ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................14

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.......................................................14

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................15

         ITEM 5.           OTHER INFORMATION.....................................................................15

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................15

SIGNATURES.......................................................................................................18

INDEX TO EXHIBITS................................................................................................19

         Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; and certain regulatory and environmental matters. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations and condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 5, 1998, except for the last two paragraphs of Note 15, as to which the date is March 4, 1998, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
April 28, 1998

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)
MARCH 31, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                           March 31,      December 31,
                                                                             1998             1997
                                                                         (unaudited)
ASSETS

Cash and cash equivalents                                               $    29,358      $    56,074
Restricted cash and investments                                              96,332          137,980
Accounts and notes receivable, net                                           73,737           89,105
Due from Chrysler                                                            32,837           60,596
Prepaid expenses and other assets                                            36,568           34,127
Revenue-earning vehicles, net                                             1,447,087        1,319,490
Property and equipment, net                                                  62,542           62,042
Deferred income taxes                                                         5,305            6,428
Intangible assets, net                                                      176,185          176,368
                                                                        -----------      -----------

                                                                        $ 1,959,951      $ 1,942,210
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                      $    56,734      $    88,923
  Accrued liabilities                                                        81,954           78,249
  Income taxes payable                                                       12,405           12,238
  Public liability and property damage                                       72,611           75,687
  Debt and other obligations                                              1,457,190        1,418,687
                                                                        -----------      -----------

          Total liabilities                                               1,680,894        1,673,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 10,000,000 shares; none outstanding                             --               --
  Common stock, $.01 par value:
    Authorized 50,000,000 shares; issued and outstanding 24,127,980
     and 23,625,000, respectively                                               241              236
  Additional capital                                                        705,459          695,716
  Accumulated deficit                                                      (426,643)        (427,526)
                                                                        -----------      -----------

                                                                            279,057          268,426
                                                                        -----------      -----------

                                                                        $ 1,959,951      $ 1,942,210
                                                                        ===========      ===========

See notes to consolidated financial statements

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
UNAUDITED
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                          THREE MONTHS
                                                                          ENDED MARCH 31
                                                                    -----------------------
                                                                       1998          1997
                                                                    ---------     ---------
REVENUES:
  Vehicle rentals                                                   $ 135,057     $ 132,226
  Vehicle leasing                                                      41,566        31,643
  Fees and services                                                    12,627        10,908
  Other                                                                 2,082         2,324
                                                                    ---------     ---------

          Total revenues                                              191,332       177,101
                                                                    ---------     ---------

COSTS AND EXPENSES:
  Direct vehicle and operating                                         66,084        67,422
  Vehicle depreciation, net                                            63,133        52,913
  Selling, general and administrative                                  39,202        38,415
  Interest expense, net of interest income of $3,048 and $1,731        18,644        17,806
  Amortization of cost in excess of net assets acquired                 1,352         1,502
                                                                    ---------     ---------

          Total costs and expenses                                    188,415       178,058
                                                                    ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES                                       2,917          (957)

INCOME TAX EXPENSE                                                      2,095           362
                                                                    ---------     ---------

NET INCOME (LOSS)                                                   $     822     $  (1,319)
                                                                    =========     =========

Basic and diluted earnings (loss) per share                         $    0.03     $   (0.07)
                                                                    =========     =========



See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                        ------------------------
                                                            1998          1997
NET CASH  PROVIDED BY OPERATING ACTIVITIES              $  80,628     $   7,279

CASH FLOWS FROM INVESTING ACTIVITIES:
  Revenue-earning vehicles:
    Purchases                                            (567,486)     (596,017)
    Proceeds from sales                                   376,756       334,699
  Restricted cash and investments, net                     41,648        90,176
  Property and equipment:
    Purchases                                              (3,324)       (2,885)
    Proceeds from sale                                        450         1,123
  Acquisition of businesses, net of cash acquired          (1,014)         --
                                                        ---------     ---------

           Net cash used in investing activities         (152,970)     (172,904)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt and other obligations:
    Proceeds                                               85,549       401,788
    Payments                                              (47,111)     (299,937)
  Cash management/working capital - Chrysler, net            --          64,202
  Issuance of common shares in public offering              9,648          --
  Vehicle financing issue costs                            (2,460)         --
                                                        ---------     ---------

           Net cash provided by financing activities       45,626       166,053
                                                        ---------     ---------


CHANGE IN CASH AND CASH EQUIVALENTS                       (26,716)          428

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      56,074         3,425
                                                        ---------     ---------

  End of period                                         $  29,358     $   3,853
                                                        =========     =========
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING
AND FINANCING ACTIVITIES -

  Issuance of common stock for director compensation    $     100     $    --
                                                        =========     =========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
THREE MONTHS ENDED MARCH 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal adjustments, necessary for the fair presentation of the financial position at March 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the interim periods are not indicative of the results for a full year. These interim financial statements should be read in conjunction with the Company's audited annual financial statements and notes thereto.

         Certain amounts in the 1997 statement of operations have been reclassified to conform with current year presentation.

2.       NEW ACCOUNTING STANDARD

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company did not have other comprehensive income for the periods presented.

3.       ACQUISITION

         Effective March 1, 1998, Dollar acquired certain assets and assumed certain liabilities of its former San Diego franchisee. Dollar paid approximately $1,500,000 and assumed net liabilities of approximately $15,000. The transaction has been accounted for using the purchase method of accounting and operating results from the date of acquisition, which are not material, are included in the consolidated statement of operations.

4.       DEBT AND OTHER OBLIGATIONS

         Debt and other obligations as of March 31, 1998 and December 31, 1997 consist of the following:


                                                     MARCH 31,     December 31,
                                                       1998          1997
                                                         (IN THOUSANDS)

         VEHICLE DEBT AND OBLIGATIONS
           Asset backed notes, net of discount     $1,349,140     $1,369,077
           Commercial paper                            60,001           --
           Deferred vehicle rent                       42,221         43,654
           Chrysler Financial Corporation               5,450          5,519
                                                   ----------     ----------
                                                    1,456,812      1,418,250

         OTHER NOTES PAYABLE                              378            437
                                                  -----------    -----------
              Total debt and other obligations    $ 1,457,190    $ 1,418,687
                                                  ===========    ===========

         On March 4, 1998, the Company, through a newly formed special purpose financing subsidiary, Dollar Thrifty Funding Corp., established a $615,000,000 Commercial Paper Program as a part of its existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, the Company also entered into a 364-day $545,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if the Company is unable to refinance maturing commercial paper by issuing new commercial paper.

5.       CHANGES IN STOCKHOLDERS' EQUITY

         On January 15, 1998, 498,105 over allotment shares were issued by the company at $20.50 per share. Net proceeds of this issuance were $9,648,294. The proceeds from the offering were used to provide collateral for financing of revenue-earning vehicles.

6.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed by dividing net income
         (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings (loss) per share ("EPS") is shown below.


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                  -----------------------------
                                                        1998            1997
                                                     (IN THOUSANDS EXCEPT SHARE
                                                        AND PER SHARE DATA)

Net Income (Loss)                                 $       822         $ (1,319)

Basic EPS:
  Weighted average common shares outstanding       24,049,360       20,000,000

Basic EPS                                         $      0.03         $  (0.07)
                                                 ============     ============


Diluted EPS:
  Weighted average common shares outstanding       24,049,360       20,000,000

Shares contingently issuable:
  Stock options                                        42,245             --
  Performance awards                                   46,151             --
                                                 ------------     ------------
Shares applicable to diluted earnings              24,137,756       20,000,000
                                                 ------------     ------------

Diluted EPS                                      $       0.03     $      (0.07)
                                                 ============     ============


7.       CONTINGENCIES

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

         In 1995, a judgment was entered against Dollar and its parent for $8,705,000 plus attorney's fees and interest, relating to certain litigation with franchisees, which judgment was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. In January 1998, the plaintiff's motion for reconsideration was denied. Plantiffs filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of a single claim dismissed by summary judgment before trial. Plantiffs do not seek review of any of the claims which supported the original judgment. Dollar has opposed the petition.

                                * * * * * * * * *

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar") and Thrifty Rent-A-Car System, Inc. ("Thrifty"). The Company, Dollar, Thrifty and their respective subsidiaries are sometimes referred to in this report collectively as the "Group." The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.

RESULTS OF OPERATIONS

         The following table sets forth for the three months ended March 31, 1998 and 1997 the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:


                                     THREE MONTHS ENDED
                                -----------------------------
                                  March 31,      March 31,
                                  ---------      ---------
                                     1998           1997
                                     ----           ----
                                  (PERCENTAGE OF REVENUES)
Revenues:
  Vehicle rentals ..............        70.6%      74.7%
  Vehicle leasing ..............        21.7       17.9
  Fees and services ............         6.6        6.1
  Other ........................         1.1        1.3
                                       -----      -----
       Total revenues ..........       100.0%     100.0%
                                       -----      -----
Costs and expenses:
  Direct vehicle and operating .        34.5       38.1
  Vehicle depreciation, net ....        33.0       29.9
  Selling, general and
     administrative ............        20.5       21.7
  Interest expense, net ........         9.7       10.1
  Amortization of cost in excess
     of net assets acquired ....         0.7        0.7
                                       -----      -----
       Total costs and
          expenses .............        98.4%     100.5%
                                       -----      -----
Income (loss) before income
  taxes ........................         1.6       (0.5)
Income tax expense .............         1.1        0.2
                                       -----      -----

Net income (loss) ..............         0.5%      (0.7%)
                                       =====      =====


             The Company's major sources of revenue are as follows:

                                     THREE MONTHS ENDED
                                -----------------------------
                                  March 31,      March 31,
                                  --------       ---------
                                     1998           1997
                                     ----           ----
                                        (IN THOUSANDS)
Vehicle rental revenue:
  Dollar ..............             $127,945     $118,008
  Thrifty .............                7,112       14,218
                                    --------     --------
                                    $135,057     $132,226
                                    ========     ========
Leasing revenue:
  Dollar ..............             $  7,019     $  6,585
  Thrifty .............               34,547       25,058
                                    --------     --------
                                    $ 41,566     $ 31,643
                                    ========     ========

         The following table sets forth certain selected operating data of the Company for the three months ended March 31, 1998 and 1997:


                                               THREE MONTHS ENDED
                                               ------------------
                                            March 31,      March 31,
                                           ----------      ---------
                                               1998          1997
                                               ----          ----
COMPANY-OWNED STORES DATA
(U.S. AND CANADA)
  Average number of vehicles operated .       48,438       48,202
  Number of rental transactions .......      762,166      781,230
  Average revenue per transaction .....     $    177     $    169
  Monthly average revenue per vehicle .     $    929     $    914

VEHICLE LEASING DATA
(U.S. AND CANADA)
  Average number of vehicles leased ...       32,691       25,998
  Monthly average revenue per vehicle .     $    424     $    406



THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1997

         REVENUES

         Total revenues increased 8% compared to first quarter 1997. The increase in total revenue was due to growth in vehicle rental revenue of 2.1% and an increase in leasing revenue of 31.4% over the 1997 first quarter. Fees and services revenue increased $1.7 million primarily due to a final payment received related to Dollar's terminated Eurodollar franchise agreement. The increase in rental revenue was due to a 4.7% increase in revenue per transaction partially offset by a 2.4% decrease in the number of transactions. Increased leasing revenue resulted from Thrifty's 32.5% increase in the average number of vehicles leased to franchisees along with a 4.1% increase in the vehicle leasing rates.

         EXPENSES

         Total expenses of $188.4 million in 1998 increased by 5.8% from $178.1 million in 1997, although total expenses as a percentage of revenues decreased to 98.4% in 1998 from 100.5% in 1997.

         Direct and vehicle operating expenses for the three months ended March 31, 1998 decreased by $1.3 million, or 2.0%, compared to the three months ended March 31, 1997. This decrease resulted from a reduction in per unit costs partially offset by an increase in the number of vehicles operated. These expenses improved to 34.5% of revenue in 1998 compared to 38.1% of revenue in 1997 due primarily to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997.

         Net vehicle depreciation expenses were 33.0% of revenue in 1998 as compared to 29.9% in 1997. The increased depreciation was due to higher depreciation rates on both program and non-program vehicles. Non-program vehicle rates were increased to reflect lower anticipated residual values.

         Selling, general and administrative expenses of $39.2 million in 1998 increased by 2.0% from $38.4 million in 1997, but were lower as a percentage of revenue. Higher selling, general and administrative expenses arose primarily from increases in personnel costs offset partially by lower sales and marketing expenses.

         Net interest expense increased 4.7% to $18.6 million, but decreased as a percent of revenue from 10.1% in 1997 to 9.7% in 1998. The increase in expense is due to the effect of increased debt levels and higher short-term rates partially offset by an increase in interest income on investments.

         The tax provision for the first quarter of 1988 was $2.1 million. The effective tax rate of 71.8% in 1998 differs from the U.S. statutory rate due primarily to non-deductable amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         For 1997, the Company had income tax expense of $0.4 million even though the loss before income taxes was $0.9 million. This unfavorable tax result was due primarily to non-deductible amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         Interim reporting requirements for applying the separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of the Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         NET INCOME

         The Company had net income of $822,000 in the first quarter of 1998, or $.03 per share compared to a 1997 first quarter loss of $1.3 million, or $.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

         The Group's U.S. and Canadian operations are funded by cash provided by operating activities and its financing arrangements. The Group's primary use of funds is for the acquisition of revenue earning vehicles. For the three months ended March 31, 1998, the Group's expenditures for revenue earning vehicles were $567.5 million, which were partially offset by $376.8 million in proceeds from the sale of used vehicles. The Company expects the amount of cash required to purchase vehicles, net of proceeds from the sale of used vehicles, to be higher than they were in 1997. For the three months ended March 31, 1998, the Group's non-vehicle capital expenditures were $4.3 million.

         At March 31, 1998, the Group had $29.4 million in cash and $70 million in working capital available under its $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for daily operating activities with a sublimit of $70 million. The Group had letters of credit outstanding of approximately $29 million and no working capital borrowings at March 31, 1998. The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At March 31, 1998, the Group had approximately $88.3 million in bonds outstanding.

         The Company acquires its U.S. revenue earning vehicles with secured vehicle financing consisting of $1.35 billion in asset backed notes and up to $615 million in commercial paper. The Canadian vehicle fleet is financed under a lease agreement with CFI Auto Lease Trust (the "Trust"), which has committed to $91.0 million of funding through June 2000.

         The asset backed note program is comprised of $1.35 billion in asset backed notes with maturities ranging from 1998 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,056.6 million ranging from 6.25% to 6.80% and floating rates on $293.4 million ranging from LIBOR plus .70 to 1.25. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investments accounts which were approximately $96.3 million at March 31, 1998.

         The Company established the commercial paper program on March 4, 1998 of up to $615 million (the "Commercial Paper Program") and concurrently, established a $545 million liquidity facility to support the Commercial Paper Program. Borrowings under this program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 1998, the Group had issued $60 million in commercial paper under this program.

         The Company expects to continue to acquire its revenue earning vehicles with secured vehicle financing.

SEASONALITY

         The vehicle rental operation is a seasonal business and is impacted by the leisure travel segment. The third quarter, which includes the peak summer travel months, has historically been the strongest quarter of the year. During the peak season, the Group increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the Company. The first and fourth quarters for the Group's rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

YEAR 2000

         The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000 ("Year 2000"). The Company has identified all areas of application software, operating system software, hardware and external interfaces that require Year 2000 compliance. The scope of the Year 2000 issue has been assessed by each department within both Dollar and Thrifty to identify the potential problems the Company might experience. Certain information systems, such as the reservations system, were recently developed and are believed to be Year 2000 compliant. Other systems are being modified to adapt for Year 2000, such as the fleet and rental transaction processing systems. A third group of systems, primarily financial systems, are vendor supplied and will be upgraded or replaced with certified Year 2000 compliant software. The Company plans to complete modifications and testing of all its systems for Year 2000 issues during 1998 and 1999. The estimated cost for the Year 2000 compliance project is $5 million, and has been anticipated and budgeted for fully in the 1998 and 1999 operating and capital plans. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with which it conducts business.

NEW ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company is currently evaluating SOP 98-1, but does not expect it to have a material impact on its consolidated financial statements. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued.

ITEM 3.           QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK

         The following information about the Group's market sensitive financial instruments constitutes a "forward-looking" statement. The Group's primary market risk exposure is changing interest rates, primarily in the United States. The Group's policy is to manage interest rates through use of a combination of fixed and floating rate debt. A portion of the Group's borrowings are denominated in Canadian dollars which exposes the Group to market risk associated with exchange rate fluctuations. The Group has entered into no hedging or derivative transactions. All items described are non-trading and are stated in U.S. Dollars.

         Reference is made to the Group's quantitative disclosures about market risk as of December 31, 1997 included under Item 7 of the Company's most recent Form 10-K/A.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On July 12, 1993, certain of Dollar's franchisees in the states of Washington and Oregon instituted an action in the U.S. District Court for the Western District of Washington, alleging violations by Dollar and its parent of various state franchise statutes and breach of contract. The matter resulted in an $8.7 million jury verdict against Dollar and its parent, which was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. The plaintiff franchisees petitioned the appeals court for a rehearing which was denied. Plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of a single claim dismissed by summary judgment before trial. Plaintiffs do not seek review of any of the claims which supported the original judgment. Dollar has opposed the petition.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On December 23, 1997, the Company completed its initial public offering of Common Stock (the "Offering") pursuant to a Registration Statement on Form S-1, Registration No. 333-39661, which became effective on December 16, 1997. Although the Offering closed on December 23, 1997, both on such date and on January 15, 1998, the underwriters exercised over allotment options covered in the registration. The Offering concluded upon closing of the last exercise of the over allotment option.

         On January 15, 1998, the underwriters exercised the final portion of their over allotment option, purchasing an additional 498,105 shares of Common Stock. The Company received proceeds of $9,648,294 net of the underwriting discount of $562,859 ($1.13) per share.

         The Company used the net proceeds to provide credit enhancement for the fleet financing facilities through a financing subsidiary of the Company.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the first quarter ended March 31, 1998.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter ended March 31, 1998.

ITEM 5.           OTHER INFORMATION

         There is no additional information to report for the first quarter ended March 31, 1998.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits
         -----------------

         EXHIBIT NO.                         DESCRIPTION
         ----------                          -----------

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

         27.1              Financial Data Schedule**

----------

         *        Incorporated by reference
         **       Filed herewith


(b)      Reports on Form 8-K

         On March 16, 1998, the Company filed a report on Form 8-K to report the March 4, 1998 closing of the Company's commercial paper facility and liquidity facility (Item 5. "Other Events").

         On March 31, 1998, the Company filed a report on Form 8-K to report the press release it issued on March 30, 1998 regarding the effect of an accounting rule for taxes on quarterly results of operations (Item 5. "Other Events").

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 15, 1998.

                                         DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                                         By:   /s/ JOSEPH E. CAPPY
                                            ---------------------------------
                                         Name: Joseph E. Cappy
                                         Title:   President and Principal
                                                  Executive Officer


                                         By:   /s/ STEVEN B. HILDEBRAND
                                            ---------------------------------
                                         Name: Steven B. Hildebrand
                                         Title:  Vice President, Principal
                                                 Financial Officer and
                                                 Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

   27.1                            Financial Data Schedule