Form 10-Q
period 1998-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1998-08-14
CIK 1049108

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         The number of shares outstanding of the registrant's Common Stock as of August 13, 1998 was 24,127,980.




================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q


                                    CONTENTS
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION...............................................3

         ITEM 1.  FINANCIAL STATEMENTS.......................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK........................15

PART II - OTHER INFORMATION.................................................15

         ITEM 1.  LEGAL PROCEEDINGS.........................................15

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.................15

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................16

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......16

         ITEM 5.  OTHER INFORMATION.........................................16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................16

SIGNATURES..................................................................19

INDEX TO EXHIBITS...........................................................20


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
July 29, 1998

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share and Per Share Data)
JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                 June 30,            December 31,
                                                                   1998                  1997
                                                              ----------------      ----------------
                                                                (unaudited)

ASSETS
Cash and cash equivalents                                            $ 79,603              $ 56,074
Restricted cash and investments                                        32,721               137,980
Account and notes receivable, net                                      82,269                89,105
Due from Chrysler                                                      28,625                60,596
Prepaid expenses and other assets                                      40,098                34,127
Revenue earning vehicles, net                                       1,769,477             1,319,490
Property and equipment, net                                            64,574                62,042
Deferred income taxes                                                   6,059                 6,428
Intangible assets, net                                                174,383               176,368
                                                              ----------------      ----------------
                                                                  $ 2,277,809           $ 1,942,210
                                                              ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                $    98,286           $    88,923
  Accrued liabilities                                                  84,582                78,249
  Income taxes payable                                                  9,123                12,238
  Public liability and property damage                                 76,230                75,687
  Debt and other obligations                                        1,721,512             1,418,687
                                                              ----------------      ----------------
Total liabilities                                                   1,989,733             1,673,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    Authorized 10,000,000 shares; none outstanding                        --                     --
  Common stock, $.01 par value;
    Authorized 50,000,000 shares; issued and outstanding                  241                   236
    24,127,980 and 23,625,000, respectively
  Additional capital                                                  705,459               695,716
  Accumulated deficit                                                (417,624)             (427,526)
                                                              ----------------      ----------------
                                                                      288,076               268,426
                                                              ----------------      ----------------
                                                                  $ 2,277,809           $ 1,942,210
                                                              ================      ================

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
UNAUDITED
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         Three Months                      Six Months
                                                        Ended June 30,                   Ended June 30,
                                                 -----------------------------    -----------------------------

                                                     1998            1997             1998            1997
REVENUES:
  Vehicle rentals                                   $ 159,314       $ 155,893         $ 294,371      $ 288,119
  Vehicle leasing                                      52,272          42,595            93,838         74,238
  Fees and services                                    13,091          12,508            25,718         23,416
  Other                                                 2,500           1,887             4,582          4,211
                                                 -------------   -------------    --------------  -------------
     Total revenues                                   227,177         212,883           418,509        389,984
                                                 -------------   -------------    --------------  -------------


COSTS AND EXPENSES:
  Direct vehicle and operating                         71,080          68,729           137,164        136,151
  Vehicle depreciation, net                            74,617          66,056           137,750        118,969
  Selling, general and administrative                  40,348          37,400            79,550         75,815
  Interest expense, net of interest income
   of $1,207 and $553 for the three months
   ended June 30, 1998 and 1997 and $3,637
   and $2,284 for the six months ended
   June 30, 1998 and 1997                              22,673          22,167            41,317         39,973
  Amortization of cost in excess of net
      assets acquired                                   1,345           1,502             2,697          3,004
                                                 -------------   -------------    --------------  -------------
     Total costs and expenses                         210,063         195,854           398,478        373,912
                                                 -------------   -------------    --------------  -------------

INCOME BEFORE INCOME TAXES                             17,114          17,029            20,031         16,072

INCOME TAX EXPENSE                                      7,901           7,861             9,996          8,223
                                                 -------------   -------------    --------------  -------------

NET INCOME                                            $ 9,213         $ 9,168          $ 10,035        $ 7,849
                                                 =============   =============    ==============  =============


Basic and diluted earnings per share                   $ 0.38          $ 0.46            $ 0.42         $ 0.39
                                                 =============   =============    ==============  =============


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    Six Months
                                                                   Ended June 30
                                                         ----------------------------------
                                                                 1998               1997
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $  205,850         $  137,161

CASH FLOWS FROM INVESTING ACTIVITIES:
  Revenue-earning vehicles:
    Purchases                                                (1,230,501)        (1,129,423)
    Proceeds from sales                                         642,764            588,286
  Restricted cash and investments, net                          105,259             61,071
  Property and equipment:
    Purchases                                                    (7,992)            (5,963)
    Proceeds from sale                                              536              1,455
  Acquisition of businesses, net of cash acquired                (1,014)                 -
                                                         ---------------     --------------
Net cash used in investing activities                          (490,948)          (484,574)
                                                         ---------------     --------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and other obligations:
    Proceeds                                                    569,100            862,961
    Payments                                                   (266,402)          (520,592)
  Cash management/working capital - Chrysler, net                     -              5,913
  Issuance of common shares in public offering                    9,648                  -
  Vehicle financing issue costs                                  (3,719)                 -
                                                         ---------------     --------------
Net cash provided by financing activities                       308,627            348,282
                                                         ---------------     --------------

CHANGE IN CASH AND CASH EQUIVALENTS                              23,529                869

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            56,074              3,425
                                                         ---------------     --------------

  End of period                                                $ 79,603            $ 4,294
                                                         ===============     ==============


SUPPLEMENTAL DISCLOSURE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES -
  Issuance of common stock for director compensation              $ 100                $ -
                                                         ===============     ==============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
================================================================================

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal adjustments, necessary for the fair presentation of the financial position at June 30, 1998, and the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the interim periods are not indicative of the results for a full year. These interim financial statements should be read in conjunction with the Company's audited annual financial statements and notes thereto.

         Certain   amounts  in  the  1997  statement  of  operations  have  been reclassified to conform with current year presentation.

2.       NEW ACCOUNTING STANDARD

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No.130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company did not have other comprehensive income for the periods presented.

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

4.       DEBT AND OTHER OBLIGATIONS

         Debt and other obligations as of June 30, 1998 and December 31, 1997 consist of the following:

                                                   June 30,              December 31,
                                                    1998                    1997
                                              -----------------       -----------------
                                                           (In Thousands)

         Vehicle Debt and Obligations
          Asset backed notes, net of discount      $ 1,349,204             $ 1,369,077
          Commercial paper                             306,112                      --
          Deferred vehicle rent                         60,924                  43,654
          Chrysler Financial Corporation                 4,952                   5,519
                                              -----------------       -----------------

                                                     1,721,192               1,418,250

         Other Notes Payable                               320                     437
                                              -----------------       -----------------


          Total debt and other obligations         $ 1,721,512             $ 1,418,687
                                              =================       =================

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

6.       EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                                             Three Months                          Six Months
                                                             Ended June 30,                       Ended June 30,
                                                    ----------------------------------    --------------------------------
                                                           1998                1997              1998              1997
                                                               (In Thousands except share and per share data)

Net Income                                            $     9,213         $     9,168       $    10,035       $     7,849

Basic EPS:
Weighted average common shares outstanding             24,127,980          20,000,000        24,088,887        20,000,000

Basic EPS                                             $      0.38         $      0.46       $      0.42       $      0.39
                                                    ==============     ===============    ==============    ==============

Diluted EPS:
Weighted average common shares outstanding             24,127,980          20,000,000        24,088,887        20,000,000

Shares contingently issuable-
Performance awards                                         23,667            --                  23,667          --
                                                    --------------     ---------------    --------------    --------------

Shares applicable to diluted  earnings                 24,151,647          20,000,000        24,112,554        20,000,000
                                                    --------------     ---------------    --------------    --------------

Diluted EPS                                            $     0.38         $      0.46       $      0.42       $      0.39
                                                    ==============     ===============    ==============    ==============

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

         In 1995, a judgment was entered against Dollar and its parent for $8,705,000 plus attorney's fees and interest, relating to certain litigation with franchisees, which judgment was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. In January 1998, the plaintiff's motion for reconsideration was denied. Plaintiffs filed a petition for writ of certiorari in the U.S. Supreme Court seeking review of a single claim dismissed by summary judgment before trial, which was denied. Plaintiffs did not seek review of any of the claims which supported the original judgment.


8.               SUBSEQUENT EVENTS

         On July 23, 1998, the Company adopted a stockholder rights plan. The rights will be issued on August 3, 1998, to stockholders of record on that date, and will expire on August 3, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

         The plan provides for the issuance of one right for each outstanding share of the Company's common stock. Upon the acquisition by a person or group of 15 percent or more of the Company's outstanding common stock, the rights generally will become exercisable and allow the stockholder, other than the acquiring person or group, to acquire common stock at a discounted price. An exception was made for an institutional investor whose holdings currently exceed 15 percent.

         The plan also includes an exchange option after the rights become exercisable. The Board of Directors may effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's common stock for each right. The Board of Directors may redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable.

         The issuance of the rights has no dilutive effect on the number of common shares outstanding and will not affect earnings per share.

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

Results of Operations

         The following table sets forth for the three months and six months ended June 30, 1998 and 1997, the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:


                                                 Three Months                        Six Months
                                                Ended June 30,                     Ended June 30,
                                                --------------                     --------------

                                             1998             1997              1998             1997
                                         ------------    -------------      ------------    -------------
                                           (Percentage of revenues)            (Percentage of revenues)
Revenues:
  Vehicle rentals                                 70.1%            73.2%             70.3%            73.9%
  Vehicle leasing                                 23.0%            20.0%             22.4%            19.0%
  Fees and services                                5.8%             5.9%              6.2%             6.0%
  Other                                            1.1%             0.9%              1.1%             1.1%
                                           ------------    -------------      ------------    -------------
     Total revenues                              100.0%           100.0%            100.0%           100.0%
                                           ============    =============      ============    =============

Costs and expenses:
  Direct vehicle and operating                    31.3%            32.3%             32.8%            34.9%
  Vehicle depreciation, net                       32.8%            31.0%             32.9%            30.5%
  Selling, general and administrative             17.8%            17.6%             19.0%            19.4%
  Interest expense, net                           10.0%            10.4%              9.9%            10.2%
  Amortization of cost in excess
       of net assets acquired                      0.6%             0.7%              0.6%             0.8%
                                           ------------    -------------      ------------    -------------
     Total costs and expenses                     92.5%            92.0%             95.2%            95.8%
                                           ------------    -------------      ------------    -------------

Income before income taxes                         7.5%             8.0%              4.8%             4.2%
Income tax expense                                 3.5%             3.7%              2.4%             2.1%
                                           ============    =============      ============    =============
Net income                                         4.0%             4.3%              2.4%             2.1%
                                           ============    =============      ============    =============



The Company's major sources of revenue are as follows:


                                       Three Months                       Six Months
                                      Ended June 30,                     Ended June 30,
                                      --------------                     --------------
                                   1998            1997              1998            1997
                               -------------    ------------      ------------   -------------
                                      (in thousands)                    (in thousands)
Vehicle rental revenue:
  Dollar                          $ 151,178       $ 139,951         $ 279,123       $ 257,959
  Thrifty                             8,136          15,942            15,248          30,160
                               =============    ============      ============   =============
                                  $ 159,314       $ 155,893         $ 294,371       $ 288,119
                               =============    ============      ============   =============

Vehicle leasing revenue:
  Dollar                            $ 8,611         $ 8,913          $ 15,630        $ 15,498
  Thrifty                            43,661          33,682            78,208          58,740
                               =============    ============      ============   =============
                                   $ 52,272        $ 42,595          $ 93,838        $ 74,238
                               =============    ============      ============   =============

         The following table sets forth certain selected operating data of the Company for the three months and six months ended June 30, 1998 and 1997:


                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                      -------------------------    ------------------------

                                                            1998         1997            1998        1997
                                                            ----         ----            ----        ----
Company-Owned Stores Data (U.S. and Canada):
  Average number of vehicles operated                      54,813       54,866          51,643      51,552
  Number of rental transactions                           868,839      881,755       1,630,897   1,662,985
  Average revenue per transaction                            $183         $177            $180        $173
  Monthly average revenue per vehicle                        $969         $947            $950        $931
Vehicle Leasing Data (U.S. and Canada):
  Average number of vehicles leased                        38,969       32,660          35,847      29,348
  Monthly average revenue per vehicle                        $447         $435            $436        $422





Three Months Ended June 30, 1998 compared with Three Months Ended June 30, 1997


         Revenues

         Total revenues increased 6.7% compared to second quarter 1997. The increase in total revenue was due to an increase in leasing revenue of 22.7% over the 1997 second quarter and growth in vehicle rental revenue of 2.2%. Increased leasing revenue resulted from Thrifty's 25.6% increase in the average number of vehicles leased to franchisees along with a 3.2% increase in the vehicle leasing rates. The rental revenue increase consisted of an 8.0% increase at Dollar and a 49.0% decline at Thrifty. The increase in rental revenue was due to a 3.4% increase in revenue per transaction partially offset by a 1.5% decrease in the number of transactions.

         Expenses

          Total expenses of $210.1 million in 1998 increased by 7.3% from $195.9 million in 1997 primarily due to an increase in depreciation expense.

         Direct and vehicle operating expenses for the three months ended June 30, 1998 increased by $2.4 million, or 3.4%, compared to the three months ended June 30, 1997. This increase resulted from higher personnel costs, airport concession fees and tour account incentives offset partially by the reduction of expenses at Thrifty as a result of the re-franchising of several company-owned stores. These expenses improved to 31.3% of revenue in the second quarter of 1998 compared to 32.3% of revenue in the second quarter of 1997 due primarily to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997 and early 1998.

         Net vehicle depreciation expenses were 32.8% of revenue in the second quarter of 1998 as compared to 31.0% in the second quarter of 1997. The increased depreciation was due to higher depreciation rates on both program and non-program vehicles. Non-program vehicle depreciation rates were increased to reflect lower anticipated residual values.

         Selling, general and administrative expenses of $40.3 million in the second quarter of 1998 increased by 7.9% from $37.4 million in the second quarter of 1997. Higher selling, general and administrative expenses arose primarily from increases in personnel costs and increases in sales and marketing expenditures. Higher expenses in the second quarter of 1998 were also the result of a one-time cost reduction of $1.5 million in the 1997 second quarter related to the settlement of a condemnation claim.

         Net interest expense increased 2.3% to $22.7 million, but decreased as a percent of revenue from 10.4% in the second quarter of 1997 to 10.0% in the second quarter of 1998. The increase in expense is due to the effect of increased debt levels partially offset by an increase in interest income on investments.

         The tax provision for the second quarter of 1998 was $7.9 million. The effective tax rate of 46.2% for the second quarter of 1998 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         Interim reporting requirements for applying the separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of the Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         Net Income

          The Company had net income of $9,213,000 in the second quarter of 1998, or $.38 per share compared to a 1997 second quarter income of $9,168,000, or $.46 per share.



Six Months Ended June 30, 1998 compared with Six Months Ended June 30, 1997


         Revenues

         Total revenues increased 7.3% compared with the first half of 1997. The increase in total revenue was due to an increase in leasing revenue of 26.4% over the first half of 1997 and growth in vehicle rental revenue of 2.2%. Fees and services revenue increased $2.3 million due to a final payment received related to Dollar's terminated Eurodollar franchise agreement and higher franchise fees and other revenue fees from franchisees. Increased leasing revenue resulted from Thrifty's 28.6% increase in average number of vehicles leased to franchisees along with a 3.6% increase in vehicle leasing rates. The increase in rental revenue was due to a 4.0% increase in revenue per transaction partially offset by a 1.9% decrease in the number of transactions.

         Expenses

         Total expenses of $398.5 million for the first half of 1998 increased 6.6% from $373.9 million in the first half of 1997, although total expenses as a percentage of revenues decreased to 95.2% in 1998 from 95.8% in 1997.

         Direct and vehicle operating expenses for the six months ended June 30, 1998 increased by $1.0 million, or 0.7%, compared to the six months ended June 30, 1997. This increase resulted from higher personnel costs, airport concession fees and tour account incentives at Dollar offset by a reduction of expenses at Thrifty as a result of the re-franchising of several company-owned stores. These expenses improved as a percentage of revenue primarily due to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997 and early 1998.

         Net vehicle depreciation expenses were 32.9% of revenue for the first half of 1998 as compared to 30.5% in 1997. The increased depreciation was due to higher depreciation rates on both program and non-program vehicles. Non-program vehicle depreciation rates were increased to reflect lower anticipated residual values.

         Selling, general and administrative expenses of $79.6 million for the first half of 1998 increased by 4.9% from $75.8 million for the first half of 1997, but were slightly lower as a percentage of revenue. Higher selling, general and administrative expenses arose primarily from increases in personnel costs and higher sales and marketing expenditures. Higher expenses in the first half of 1998 were also the result of a one-time cost reduction of $1.5 million in the first half of 1997 related to the settlement of a condemnation claim.

         Net interest expense increased 3.4% to $41.3 million, but decreased as a percent of revenue from 10.2% in the first half of 1997 to 9.9% in the first half of 1998. The increase in expense is due to the effect of increased debt levels and higher short-term rates partially offset by an increase in interest income on investments.

         The tax provision for the first half of 1998 was $10.0 million. The effective rate of 49.9% in 1998 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         Interim reporting requirements for applying the separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of the Canadian operations, will cause significant variations in the Company's interim consolidated effective income tax rates.

         Net Income

         The Company had net income of $10.0 million for the first half of 1998, or $.42 per share compared to net income of $7.8 million, or $.39 per share for the first half of 1997.



Liquidity and Capital Resources

         The Group's U.S. and Canadian operations are funded by cash provided by operating activities and its financing arrangements. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the six months ended June 30, 1998, the Group's expenditures for revenue-earning vehicles were $1.2 billion, which were partially offset by $643 million in proceeds from the sale of used vehicles. The Company expects the amount of cash required to purchase vehicles, net of proceeds from the sale of used vehicles, to be higher than they were in 1997. For the six months ended June 30, 1998, the Group's non-vehicle capital expenditures were $9.4 million.

         At June 30, 1998, the Group had $79.6 million in cash and $70 million in working capital available under its $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding of approximately $45 million and no working capital borrowings at June 30, 1998. The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At June 30, 1998, the Group had approximately $100.8 million in bonds outstanding.

         The Company acquires its U.S. revenue-earning vehicles with secured vehicle financing consisting of $1.35 billion in asset backed notes and up to $615 million in commercial paper. The Canadian vehicle fleet is financed under a lease agreement with CFI Auto Lease Trust (the "Trust"), which has committed to $91.0 million of funding through June 2000, which is supported by underlying bank financing that is required to be renewed annually by the Trust.

         The asset backed note program is comprised of $1.35 billion in asset backed notes with maturities ranging from 1998 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,056.6 million ranging from 6.25% to 6.80% and floating rates on $293.4 million ranging from LIBOR plus .70% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investments accounts which were approximately $32.7 million at June 30, 1998.

         The Company established the commercial paper program on March 4, 1998 of up to $615 million (the "Commercial Paper Program") and concurrently, established a $545 million liquidity facility to support the Commercial Paper Program. Borrowings under this program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 1998, the Group had $306.1 million in commercial paper outstanding under this program.

         The Company expects to continue to acquire its revenue-earning vehicles with secured vehicle financing.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 12, 1993, certain of Dollar's franchisees in the states of Washington and Oregon instituted an action in the U.S. District Court for the Western District of Washington, alleging violations by Dollar and its parent of various state franchise statutes and breach of contract. The matter resulted in an $8.7 million jury verdict against Dollar and its parent, which was reversed by the U.S. Court of Appeals for the Ninth Circuit on November 28, 1997. The plaintiff franchisees petitioned the appeals court for a rehearing which was denied. Plaintiffs filed a petition for certiorari in the U.S. Supreme Court seeking review of a single claim dismissed by summary judgment before trial, which was denied. Plaintiffs did not seek review of any of the claims which supported the original judgment.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There is no information to report for the second quarter ended June 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the second quarter ended June 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the second quarter ended June 30, 1998.

ITEM 5.  OTHER INFORMATION

         There is no additional information to report for the second quarter ended June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

         Exhibit No.                                 Description


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

         4.16              Depositary  Agreement  dated  as  of  March  4,  1998
                           between Dollar Thrifty Funding Corp.and Bankers Trust
                           Company, filed as the same numbered exhibit with  the
                           Company's Form 8-K, filed March 16, 1998*

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

         4.19              Rights Agreement  (including a Form of Certificate of
                           Designation   of   Series  A   Junior   Participating
                           Preferred Stock as Exhibit A thereto, a Form of Right
                           Certificate  as  Exhibit B thereto  and a Summary  of
                           Rights  to  Purchase  Preferred  Stock as  Exhibit  C
                           thereto)  dated as of July 23,  1998  between  Dollar
                           Thrifty  Automotive  Group, Inc. and Harris Trust and
                           Savings  Bank,  as  Rights  Agent,  filed as the same
                           numbered  exhibit with the Company's  Form 8-K, filed
                           July 24, 1998*


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

         10.10             Dollar  Thrifty  Automotive  Group,  Inc.  Long-Term
                           Incentive Plan, filed as the same numbered exhibit with th Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

         10.11             Tax  Sharing  and  Disaffiliation  Agreement  between
                           Chrysler  Corporation  and Dollar Thrifty  Automotive
                           Group, Inc., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

         10.12 Form of Indemnification Agreement between the Company and Chrysler, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

         23.2              Consent  of   Debevoise  &  Plimpton   (included  in
                           Exhibit 5), filed as the  same  numbered exhibit with
                           the Company's Registration Statement on Form S-1, as
                           amended,  Registration  No.  333-39661,  which became
                           effective  December 16, 1997*

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

         27.1              Financial Data Schedule**

----------

         *        Incorporated by reference
         **       Filed herewith

(b)      Reports on Form 8-K

         No report on Form 8-K was filed by the Company during or applicable to the quarter ended June 30, 1998.

                                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 13, 1998.

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                              By: /s/ JOSEPH E.CAPPY
                                  ----------------------
                              Name:  Joseph E. Cappy
                              Title: President and Principal Executive Officer


                              By: /s/ STEVEN B.HILDEBRAND
                                  ---------------------------
                              Name:  Steven B. Hildebrand
                              Title: Vice President, Principal Financial Officer
                                     and Chief Accounting Officer

                                INDEX TO EXHIBITS


Exhibit Number                              Description
--------------                              -----------



27.1                                        Financial Data Schedule