Form 10-Q
period 1998-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1998-11-16
CIK 1049108

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

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






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     The number of shares outstanding of the registrant's Common Stock as of November 13, 1998 was 24,127,980.




--------------------------------------------------------------------------------

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q


                                    CONTENTS
                                                                            Page


PART I - FINANCIAL INFORMATION.................................................3

         ITEM 1.  FINANCIAL STATEMENTS.........................................3

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............11

         ITEM 3.  QUANTITATIVE AND QUALITATIVE
         DISCLOSURES ABOUT MARKET RISK........................................18

PART II - OTHER INFORMATION...................................................18

         ITEM 1.  LEGAL PROCEEDINGS...........................................18

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........19

         ITEM 5.  OTHER INFORMATION...........................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................20

SIGNATURES....................................................................23

INDEX TO EXHIBITS.............................................................24

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
October 22, 1998

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(In Thousands Except Share and Per Share Data)
SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                               September 30,          December 31,
                                                                    1998                  1997
                                                              -----------------     -----------------
                                                                            (unaudited)

ASSETS
Cash and cash equivalents                                             $ 65,175              $ 56,074
Restricted cash and investments                                         42,876               137,980
Account and notes receivable, net                                      106,683                89,105
Due from Chrysler                                                       32,875                60,596
Prepaid expenses and other assets                                       41,246                34,127
Revenue-earning vehicles, net                                        1,626,472             1,319,490
Property and equipment, net                                             64,456                62,042
Deferred income taxes                                                    6,158                 6,428
Intangible assets, net                                                 172,652               176,368
                                                              -----------------     -----------------
                                                                   $ 2,158,593           $ 1,942,210
                                                              =================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                      48,445                88,923
  Accrued liabilities                                                   94,616                78,249
  Income taxes payable                                                  16,273                12,238
  Public liability and property damage                                  78,272                75,687
  Debt and other obligations                                         1,608,960             1,418,687
                                                              -----------------     -----------------
Total liabilities                                                    1,846,566             1,673,784

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    Authorized 10,000,000 shares; none outstanding                           --                     --
  Common stock, $.01 par value;
    Authorized 50,000,000 shares; issued and outstanding                   241                   236
    24,127,980 and 23,625,000, respectively
  Additional capital                                                   705,459               695,716
  Accumulated deficit                                                 (393,673)             (427,526)
                                                              -----------------     -----------------
                                                                       312,027               268,426
                                                              -----------------     -----------------
                                                                   $ 2,158,593           $ 1,942,210
                                                              =================     =================


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)
UNAUDITED
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                         Three Months                      Nine Months
                                                      Ended September 30               Ended September 30
                                                 -----------------------------     ----------------------------

                                                     1998            1997              1998           1997
REVENUES:
  Vehicle rentals                                    $ 197,424      $ 195,229         $ 491,795      $ 483,348
  Vehicle leasing                                       59,782         49,782           153,620        124,020
  Fees and services                                     14,796         14,489            40,514         37,905
  Other                                                  2,699          2,918             7,281          7,129
                                                 --------------  -------------     -------------  -------------
     Total revenues                                    274,701        262,418           693,210        652,402
                                                 --------------  -------------     -------------  -------------


COSTS AND EXPENSES:
  Direct vehicle and operating                          81,091         80,939           218,255        217,090
  Vehicle depreciation, net                             83,981         88,482           221,731        207,452
  Selling, general and administrative                   40,324         37,225           119,874        113,042
  Interest  expense,  net of  interest
   income of $1,470  and $312 for the three
   months ended September 30, 1998 and 1997
   and $5,107 and $2,596 for the nine
   months ended September 30, 1998
   and 1997                                             25,936         25,784            67,253         65,756
  Amortization of cost in excess of net
      assets acquired                                    1,349          1,502             4,046          4,504
                                                 --------------  -------------     -------------  -------------
     Total costs and expenses                          232,681        233,932           631,159        607,844
                                                 --------------  -------------     -------------  -------------

INCOME BEFORE INCOME TAXES                              42,020         28,486            62,051         44,558

INCOME TAX EXPENSE                                      17,869         12,115            27,865         20,338
                                                 --------------  -------------     -------------  -------------

NET INCOME                                            $ 24,151       $ 16,371          $ 34,186       $ 24,220
                                                 ==============  =============     =============  =============


Basic and diluted earnings per share                    $ 1.00         $ 0.82            $ 1.42         $ 1.21
                                                 ==============  =============     =============  =============



See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                    Nine Months
                                                                 Ended September 30
                                                         -----------------------------------
                                                              1998                1997

NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 259,445           $ 229,878

CASH FLOWS FROM INVESTING ACTIVITIES:
  Revenue-earning vehicles:
    Purchases                                                (1,499,334)         (1,466,676)
    Proceeds from sales                                         970,590             878,709
  Restricted cash and investments, net                           95,104              75,446
  Property and equipment:
    Purchases                                                   (12,674)             (7,307)
    Proceeds from sale                                              985               1,283
  Acquisition of businesses, net of cash acquired                (1,014)                  -
                                                         ---------------     ---------------
Net cash used in investing activities                          (446,343)           (518,545)
                                                         ---------------     ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Debt and other obligations:
    Proceeds                                                  1,193,277           1,102,575
    Payments                                                 (1,003,194)           (801,391)
  Cash management/working capital - Chrysler, net                   -               (10,778)
  Issuance of common shares in public offering                    9,648                 -
  Vehicle financing issue costs                                  (3,732)                -
                                                         ---------------     ---------------
Net cash provided by financing activities                       195,999             290,406
                                                         ---------------     ---------------

CHANGE IN CASH AND CASH EQUIVALENTS                               9,101               1,739

CASH AND CASH EQUIVALENTS:
  Beginning of period                                            56,074               3,425
                                                         ---------------     ---------------

  End of period                                                $ 65,175             $ 5,164
                                                         ===============     ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH
 OPERATING AND FINANCING ACTIVITIES -
  Issuance of common stock for director compensation              $ 100                 $ -
                                                         ===============     ===============
  Issuance of note receivable for sale of franchise               $ 150                 $ -
                                                         ===============     ===============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal adjustments, necessary for the fair presentation of the financial position at September 30, 1998, and the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the interim periods are not indicative of the results for a full year. These interim financial statements should be read in conjunction with the Company's audited annual financial statements and notes thereto.

         Certain   amounts  in  the  1997  statement  of  operations  have  been reclassified to conform with current year presentation.

2.       NEW ACCOUNTING STANDARD

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is comprised of the following:


                                                            Three Months                          Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                    ----------------------------------     -------------------------------
                                                         1998               1997               1998              1997
                                                                               (In thousands)

Net Income                                                $ 24,151           $ 16,371           $ 34,186         $ 24,220

Foreign currency translation adjustment                       (200)               (61)              (333)            (120)
                                                    ---------------    ---------------     --------------    -------------

Comprehensive income                                      $ 23,951           $ 16,310           $ 33,853         $ 24,100
                                                    ===============    ===============     ==============    =============



3.       ACQUISITION

         Effective March 1, 1998, Dollar Rent A Car Systems, Inc. ("Dollar") acquired certain assets and assumed certain liabilities of its former San Diego franchisee. Dollar paid approximately $1,500,000 and assumed net liabilities of approximately $15,000. The transaction has been accounted for using the purchase method of accounting and operating results from the date of acquisition, which are not material, are included in the consolidated statement of operations.

4.       DEBT AND OTHER OBLIGATIONS

         Debt and other obligations as of September 30, 1998 and December 31, 1997 consist of the following:

                                                September 30,            December 31,
                                                    1998                    1997
                                              -----------------       -----------------
                                                            (In Thousands)

Vehicle Debt and Obligations
  Asset backed notes, net of discount              $ 1,307,684             $ 1,369,077
  Commercial paper                                     235,471               --
  Deferred vehicle rent                                 61,068                  43,654
  Chrysler Financial Corporation                         4,464                   5,519
                                              -----------------       -----------------

                                                     1,608,687               1,418,250

Other Notes Payable                                        273                     437
                                              -----------------       -----------------


          Total debt and other obligations         $ 1,608,960             $ 1,418,687
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

         On September 24, 1998, the Company approved the granting of 478,000 stock options to approximately 170 employees, including each of the executive officers at an exercise price of $10.50 per share. These
         options  vest  in  three  equal  annual  installments   commencing  on
         September 30, 1999 and expire on September 30, 2008. Under certain circumstances, including a change of control of the Company, the options would be exercisable immediately.

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below.

                                                     Three Months                      Nine Months
                                                  Ended September 30,              Ended September 30,
                                             ------------------------------    -----------------------------
                                                1998              1997            1998             1997
                                                     (in thousands except share and per share data)

      Net Income                                $ 24,151         $  16,371        $ 34,186        $  24,220

      Basic EPS:
         Weighted average common shares       24,127,980        20,000,000      24,102,061       20,000,000

      Basic EPS                                  $  1.00           $  0.82         $  1.42         $   1.21
                                             ============     =============    ============     ============

      Diluted EPS:
         Weighted average common shares       24,127,980        20,000,000      24,102,061       20,000,000

      Shares contingently issuable-
         Stock options                             4,925           -                 4,961           -
         Performance awards                       23,232           -                23,232           -
                                             ------------     -------------    ------------     ------------


      Shares applicable to diluted            24,156,137        20,000,000      24,130,254       20,000,000
                                             ------------     -------------    ------------     ------------

      Diluted EPS                                $  1.00          $   0.82        $   1.42         $   1.21
                                             ============     =============    ============     ============


         At September 30, 1998, options to purchase 1,153,530 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

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


8.       OTHER

         On July 23, 1998, the Company adopted a stockholder rights plan. The rights were issued on August 3, 1998, to stockholders of record on that date, and will expire on August 3, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

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

         The issuance of the rights has no dilutive effect on the number of common shares outstanding and does not affect earnings per share.

          On September 29, 1998, the Company entered into an Employment Continuation Agreement with the Company's Chairman and Chief Executive Officer. The agreement provides for benefits to be paid to the Company's Chairman and Chief Executive Officer upon termination of his employment following a change of control of the Company subject to the agreement requirements.

         On September 29, 1998, the Company established the Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. The plan provides for benefits to be paid to certain employees upon termination of their employment following a change in control of the Company subject to plan requirements. This plan currently covers 42 employees of the Company.

9.       SUBSEQUENT EVENTS

         Effective October 1, 1998, Dollar acquired the car rental operations of its former Phoenix franchisee for approximately $4,000,000. The transaction will be accounted for using the purchase method of accounting and operating results from the date of acquisition will be included in the consolidated statement of operations.

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

Results of Operations

         The following table sets forth for the three months and nine months ended September 30, 1998 and 1997, the percentage of operating revenues represented by certain items in the Company's consolidated statement of operations:



                                                          Three Months                        Nine Months
                                                       Ended September 30,                Ended September 30,
                                                ----------------------------------  ---------------------------------


                                                     1998              1997              1998             1997
                                                ----------------  ----------------  ---------------  ----------------
                                                    (Percentage of revenues)            (Percentage of revenues)
Revenues:
  Vehicle rentals                                   71.9%              74.4%            70.9%            74.1%
  Vehicle leasing                                   21.8               19.0             22.2             19.0
  Fees and services                                  5.4                5.5              5.8              5.8
  Other                                              0.9                1.1              1.1              1.1
                                                ----------------  ---------------- ----------------  ----------------

         Total revenues                            100.0%             100.0%           100.0%           100.0%
                                                ================  ================ ================  ================

Costs and expenses:
  Direct vehicle and operating                      29.5%              30.8%            31.5%            33.3%
  Vehicle depreciation, net                         30.6               33.7             32.0             31.8
  Selling, general and administrative               14.7               14.2             17.3             17.3
  Interest expense, net                              9.4                9.8              9.7             10.1
  Amortization of cost in excess of
  net assets acquired                                0.5                0.6              0.6              0.7
                                                ----------------  ---------------- ----------------  ----------------

         Total costs and expenses                   84.7%              89.1%            91.1%            93.2%
                                                ----------------  ---------------- ----------------  ----------------

Income before income taxes                          15.3               10.9              8.9              6.8
Income tax expense                                   6.5                4.6              4.0              3.1
                                                ----------------  ---------------- ----------------  ----------------

Net income                                           8.8%               6.3%             4.9%             3.7%
                                                ================  ================ ================  ================



         The Company's major sources of revenue are as follows:

                                                          Three Months                          Nine Months
                                                      Ended September 30,                   Ended September 30,
                                                ---------------------------------      ------------------------------

                                                    1998               1997               1998            1997
                                                --------------     --------------     --------------  --------------
                                                         (in thousands)                       (in thousands)
Vehicle rental revenue:
  Dollar                                             $187,114           $174,834           $466,237        $432,793
  Thrifty                                              10,310             20,395             25,558          50,555
                                                --------------     --------------     --------------  --------------

                                                     $197,424           $195,229           $491,795        $483,348
                                                ==============     ==============     ==============  ==============

Vehicle leasing revenue:
  Dollar                                             $  9,865           $ 10,898           $ 25,495        $ 26,396
  Thrifty                                              49,917             38,884            128,125          97,624
                                                --------------     --------------     --------------  --------------

                                                     $ 59,782           $ 49,782           $153,620        $124,020
                                                ==============     ==============     ==============  ==============

         The following table sets forth certain selected operating data of the Company for the three months and nine months ended September 30, 1998 and 1997:



                                                   Three Months                      Nine Months
                                               Ended September 30,                Ended September 30,
                                           -----------------------------     -----------------------------


                                               1998           1997               1998           1997

Company-Owned Stores Data
(U.S. and Canada)
  Average number of vehicles operated             63,104         62,371             55,505         55,198
  Number of rental transactions                  914,357        891,607          2,545,254      2,554,592
  Average revenue per transaction               $    216       $    219            $   193        $   189
  Monthly average revenue per vehicle           $  1,043       $  1,043            $   984        $   973
Vehicle Leasing Data
(U.S. and Canada)
  Average number of vehicles leased               43,121         37,575             38,298         32,120
  Monthly average revenue per vehicle            $   462        $   442            $   446        $   429




Three Months Ended September 30, 1998 compared with Three Months Ended September 30, 1997


         Revenues

         Total revenues increased 4.7% compared to third quarter 1997. The increase in total revenue was due to an increase in leasing revenue of 20.1% over the 1997 third quarter and growth in vehicle rental revenue of 1.1%. Increased leasing revenue resulted from Thrifty's 22.7% increase in the average number of vehicles leased to franchisees along with a 4.8% increase in the vehicle leasing rates. The rental revenue increase consisted of a 7.0% increase at Dollar and a 49.4% decline at Thrifty. The increase in rental revenue was due to a 2.6% increase in the number of transactions partially offset by a 1.4% decrease in revenue per transaction. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchisee acquisitions at Dollar.

         Expenses

               Total expenses of $232.7 million in 1998 decreased 0.5% from $233.9 million in 1997. As a percent of revenue, total expenses improved to 84.7% as compared to 89.1% in 1997.

         Direct and vehicle operating expenses for the three months ended September 30, 1998 increased 0.2%, compared to the three months ended September 30, 1997. These expenses improved to 29.5% of revenue in the third quarter of 1998 compared to 30.8% of revenue in the third quarter of 1997 due primarily to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores.

         Net vehicle depreciation expenses declined 5.1% to $84.0 million in the third quarter of 1998. The decrease is primarily due to a 9.1% decline in the average depreciation rate partially offset by a 4.2% increase in depreciable fleet as compared to the third quarter of 1997. During the third quarter of 1997, the Company recorded an additional $10.2 million of depreciation expenses and losses on the disposal of non-program vehicles due to a significant decline in used car prices. During the third quarter of 1998, the Company recorded higher depreciation rates on non-program vehicles which were partially offset by a $2.7 million gain on disposal of non-program vehicles.

         Selling, general and administrative expenses were 14.7% of revenue in the third quarter of 1998 compared to 14.2% of revenue in the third quarter of 1997. Expenses in the third quarter of 1997 decreased by $1.9 million due to the elimination of a reserve related to the sale of Snappy Car Rental in 1994.

         Net interest expense increased 0.6% to $25.9 million, but decreased as a percent of revenue from 9.8% in the third quarter of 1997 to 9.4% in the third quarter of 1998. The increase in expense is due to the effect of increased vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The tax provision for the third quarter of 1998 was $17.9 million. The effective tax rate of 42.5% for the third quarter of 1998 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         Interim reporting requirements for applying the separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of the Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         Net Income

          The Company had net income of $24.2 million in the third quarter of 1998, or $1.00 per share compared to a 1997 third quarter income of $16.4 million, or $.82 per share.



Nine Months Ended September 30, 1998 compared with Nine Months Ended September 30, 1997


         Revenues

         Total revenues for the nine months ended September 30, 1998 increased 6.3% compared to the same period for 1997. The increase in total revenue was due to an increase in leasing revenue of 23.9% over the nine month period of 1997 and growth in vehicle rental revenue of 1.7%. Fees and services revenue increased $2.6 million due to a final payment received related to Dollar's terminated EuroDollar franchise agreement and higher franchise fees and other revenue fees from franchisees. Increased leasing revenue resulted from Thrifty's 26.3% increase in average number of vehicles leased to franchisees along with a 4.0% increase in vehicle leasing rates. The increase in rental revenue was due to a 2.1% increase in revenue per transaction partially offset by a 0.4% decrease in the number of transactions.

         Expenses

         Total expenses of $631.2 million for the nine months ended September 30, 1998 increased 3.8% from $607.8 million for the same period in 1997 primarily due to an increase in depreciation expense and one-time cost reductions in 1997. Total expenses as a percentage of revenues decreased to 91.1% in 1998 from 93.2% in 1997.

     Direct and vehicle operating expenses for the nine months ended September 30, 1998 increased by $1.2 million, or 0.5%,compared to the nine months ended September 30, 1997. This increase resulted from higher personnel costs, airport concession fees and tour account incentives at Dollar offset by a reduction of expenses at Thrifty as a result of the re-franchising of several company-owned stores. These expenses improved as a percentage of revenue primarily due to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997 and early 1998.

         Net vehicle depreciation expenses were 32.0% of revenue for the nine months ended September 30, 1998 as compared to 31.8% for the same period in 1997. The 6.9% increase in depreciation was due to a 6.2% increase in the depreciable fleet and a 0.5% increase in the average depreciation rates. The increase in depreciation rates was due to higher program-vehicle depreciation rates partially offset by lower non-program vehicle depreciation rates.

         Selling, general and administrative expenses of $119.9 million for the nine months ended September 30, 1998 increased by 6.0% from $113.0 million over the same period in 1997 and remained at 17.3% of revenue. Higher selling, general and administrative expenses arose primarily from increases in personnel and benefit costs in 1998 in addition to one-time cost reductions during the nine months ended September 30, 1997 of $1.5 million related to the settlement of a condemnation claim and $1.9 million due to the elimination of a reserve related to the sale of Snappy Car Rental in 1994.

         Net interest expense increased 2.3% to $67.3 million, but decreased as a percent of revenue from 10.1% in 1997 to 9.7% in 1998. The increase in expense is due to the effect of increased vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The tax provision for the nine months ended September 30, 1998 was $27.9 million. The effective rate of 44.9% in 1998 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         Interim reporting requirements for applying the separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of the Canadian operations, will cause significant variations in the Company's interim consolidated effective income tax rates.

         Net Income

         The Company had net income of $34.2 million for the nine months ended September 30, 1998, or $1.42 per share compared to net income of $24.2 million, or $1.21 per share for the same period in 1997.


Liquidity and Capital Resources

         The Group's U.S. and Canadian operations are funded by cash provided from operations and its financing arrangements. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the nine months ended September 30, 1998, the Group's expenditures for revenue-earning vehicles were $1.5 billion, which were partially offset by $970.3 million in proceeds from the sale of used vehicles. For the nine months ended September 30, 1998, the Group's non-vehicle capital expenditures were $13.7 million.

         At September 30, 1998, the Group had $65.2 million in cash and $70 million in working capital available under its $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding of approximately $35 million and no working capital borrowings at September 30, 1998. The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At September 30, 1998, the Group had approximately $102 million in bonds outstanding.

         The Company acquires its U.S. revenue-earning vehicles with secured vehicle financing consisting of $1.31 billion in asset backed notes and up to $615 million in commercial paper. The Canadian vehicle fleet is financed under a lease agreement with CFI Auto Lease Trust (the "Trust"), which has committed to $91.0 million of funding through June 2000, which is supported by underlying bank financing that is required to be renewed annually by the Trust.

         The asset backed note program is comprised of $1.31 billion in asset backed notes with maturities ranging from 1998 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,056.6 million ranging from 6.25% to 6.80% and floating rates on $251.8 million ranging from LIBOR plus .70% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $42.9 million at September 30, 1998.

         The Company established the commercial paper program on March 4, 1998 of up to $615 million (the "Commercial Paper Program") and concurrently, established a $545 million liquidity facility to support the Commercial Paper Program. Borrowings under this program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 1998, the Group had $235.5 million in commercial paper outstanding under this program.

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


Year 2000

         Introduction

         The Year 2000 issue ("Y2K") relates to potential problems with computer systems or any equipment employing technology that uses dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any date recording mechanism within the computer system, including date sensitive software, which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. If this occurs, it could cause system failures or miscalculations resulting in disruption of operations.

         The Company's management recognizes the importance of ensuring that its operations and material relationships with third parties will not be negatively affected by interruptions caused from failure to be Y2K compliant. The Company has formed committees to address Y2K compliance of its separate operating entities.


         State of Readiness

         A formalized project began in 1997, in which the Company identified mission-critical areas of information technology ("IT") for Y2K compliance review. Hardware, software applications and other technologies, which in the event of a failure would have a material adverse impact on the Company's business, financial condition, or results of operations, are considered mission-critical. These include fleet systems, reservation systems, counter systems, revenue management systems, and financial systems.

         The Company is using a five-phase process to review each of its systems, which includes awareness, assessment, renovation, validation, and implementation. During the awareness phase, the Company inventories each system to identify the components that require modification to become Y2K compliant. Once identified, each component is assessed for its risk of failure and the impact of potential failure to the Company's operations. During the next phase, renovation, each system component is either modified or replaced in order to meet Y2K requirements. Each system is then validated by installing it in a separate testing environment that will simulate the Year 2000 and test for compliance. Once the results of the validation phase verify that the date change does not cause operational problems, the system is moved to the final phase of implementation, at which time it is considered to be Y2K compliant and returned to normal operation.

         The Company has completed the awareness and assessment phases and is currently in the renovation and validation phases of its mission-critical IT systems. The renovation and validation phases are expected to be completed in the second quarter of 1999. With regard to non-IT systems such as phone systems, security systems, and elevator operations, the Company is currently in the awareness and assessment phases of remediation. All mission-critical systems that are not already Y2K compliant will be modified, upgraded or replaced and are anticipated to be compliant no later than September 30, 1999.

         During the first quarter of 1998, the Company began sending inquiries to third parties with whom it transacts significant business requesting assurances of Y2K compliance. The Company continues to make additional inquiries to third parties seeking Y2K assurances as well as collecting responses, discussing concerns, and sending follow-up inquiries requesting status of remediation plans. Dollar and Thrifty have also been advising their independent franchisees of the need to conduct their own Y2K assessments.

         Costs

         The Company's costs to remediate Y2K issues are projected to total $6.1 million. Of this total, $1.9 million has been incurred as of September 30, 1998, $1.4 million is expected to be incurred in the fourth quarter of 1998 and $2.8 million during 1999. Certain IT projects to enhance systems and improve operating efficiencies are being delayed due to Y2K compliance efforts. The Company's Y2K costs for 1998 and 1999 represent approximately 14% and 12%, respectively, of the total annual IT budget and will be funded through its internal cash flow.

         Risks

         Like many organizations, the Company relies on third parties such as telecommunication companies, airlines, vehicle manufacturers, travel agents, credit card processors, banks, utilities, and also its independent franchisees. The Company recognizes that failure to resolve Y2K issues could result in disruptions in operations. In the worst case, non-compliance by the Company regarding Y2K issues may result in significant interruptions in business flow including failure to process rental transactions efficiently and inability to invoice or process payments. Third party failures may result in additional business interruptions such as airline, FAA, travel agent, and tour company failures causing reduction of travel and tourism revenues, telecommunication failures resulting in inability to process reservations and service clientele, and vehicle manufacturer or vehicle delivery source failures causing shortages of vehicles. Failure of independent franchisees to be Y2K compliant could result in disruptions in the Dollar and Thrifty vehicle rental systems, and potentially affect fees and vehicle leasing revenues received from these independent parties. Accordingly, third party Y2K failures could significantly limit the Company's revenue-earning potential and result in a material adverse effect on the Company's business, financial condition, and results of operations.

         Contingency Plans

         The Company is in the process of developing basic contingency plans to cover all mission-critical processes that could result in a material adverse impact on the Company's operations. The Company plans to continually refine these plans as more information becomes available from third parties and through completion of the validation phase of the Company's remediation plan. The Company intends to have a formalized contingency plan in place no later than the third quarter of 1999.

         Management believes that the Company is taking adequate actions to remediate all of its mission-critical IT and its non-IT systems. Nevertheless, since it is impossible to anticipate all future outcomes, especially when third parties are involved, there can be no assurance that the Company will not experience disruptions in operations that could materially and adversely affect the Company's business, results of operations, and financial condition.


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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of a fiscal quarter. Earlier application is encouraged, but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS No. 133.


Forward Looking Information

         Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Although the Company believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; the ability of the Company and its third party providers, vendors, suppliers and independent franchisees to adequately address the Year 2000 issue; and certain regulatory and environmental matters. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

         On October 2, 1997, a purported class action suit was filed in the Circuit Court of Coosa County, Alabama, against Dollar, Thrifty and other car rental companies. The plaintiffs in this suit alleged violations of state law in connection with the sale by the car rental companies of certain insurance products. Dollar and Thrifty have filed answers denying the alleged violations. The case has been removed to the U.S. District Court for the Middle District of Alabama. Plaintiffs filed an amended complaint on February 16, 1998, dropping their fraud allegations, but adding a claim for a refund of the amounts paid for insurance. Dollar, Thrifty and other car rental companies have filed a motion to dismiss the conspiracy claim portion of the suit.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         There is no information to report for the third quarter ended September 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There were no defaults upon senior securities during the third quarter ended September 30, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the third quarter ended September 30, 1998.

ITEM 5.  OTHER INFORMATION

         On September 24, 1998, the Company approved the granting of 478,000 stock options to approximately 170 employees, including each of the executive officers at an exercise price of $10.50 per share. These options vest in three equal annual installments commencing on September 30,1999 and expire on September 30, 2008. Under certain circumstances, including a change of control of the Company, the options would be exercisable immediately.

         On September 29, 1998, the Company entered into an Employment Continuation Agreement with Joseph E. Cappy, the Company's Chairman and Chief Executive Officer. The agreement provides for benefits to be paid to Joseph E. Cappy upon termination of his employment following a change of control of the Company subject to the agreement requirements.

         On September 29, 1998, the Company established the Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. The plan provides for benefits to be paid to certain employees upon termination of their employment following a change in control of the Company subject to plan requirements. This plan currently covers 42 employees of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

              Exhibit No.                                 Description


         3.1               Certificate of Incorporation of  the Company,filed as
                           the  same   numbered   exhibit   with  the  Company's
                           Registration   Statement  on  Form S-1,  as  amended,
                           Registration  No. 333-39661, which  became  effective
                           December 16, 1997*

         3.2 By-Laws of the Company, as amended, which became effective September 24, 1998.**

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

         4.13 Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

         4.14 Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp. Dollar Thrifty Funding
                           Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

          4.15             Liquidity  Agreement  dated as of March 4, 1998 among
                           Dollar  Thrifty  Funding   Corp.,  Certain  Financial
                           Institutions and Credit Suisse First Boston, filed as
                           the  same   numbered   exhibit   with  the  Company's
                           Form 8-K, filed March 16, 1998*

         4.16              Depository  Agreement  dated  as  of  March  4,  1998
                           between  Dollar  Thrifty  Funding  Corp.  and Bankers
                           Trust  Company,  filed as the same  numbered  exhibit
                           with the Company's Form 8-K, filed March 16, 1998*

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

         10.2              Amended and Restated Vehicle Supply Agreement between
                           Chrysler and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

         10.3              Employment  Continuation   Agreement  between  Dollar
                           Thrifty Automotive  Group, Inc.  and  Joseph E. Cappy
                           dated  September 29, 1998.**

         10.4              Employment  Continuation Plan for  Key  Employees  of
                           Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998.**

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

         27.1              Financial Data Schedule  **   (EDGAR version only)

----------

         *        Incorporated by reference
         **       Filed herewith

(b)      Reports on Form 8-K

         On July 24, 1998, the Company filed a report on Form 8-K to report the July 23, 1998 adoption of a stockholder rights plan.

                                                     SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 13, 1998.

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                      By: /s/ JOSEPH E. CAPPY
                          -----------------------
                      Name:  Joseph E. Cappy
                      Title: President and Principal Executive Officer


                      By:  /s/ STEVEN B.  HILDEBRAND
                           -------------------------
                      Name:  Steven B.  Hildebrand
                      Title: Vice President, Principal Financial Officer
                             and Chief Accounting Officer

                                                  INDEX TO EXHIBITS


Exhibit Number          Description

3.2 By-Laws of the Company, as amended, which became effective September 24, 1998.

10.3 Employment Continuation Agreement between Dollar Thrifty Automotive Group, Inc. and
                        Joseph E. Cappy, dated September 29, 1998.

10.4 Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998.

27.1                    Financial Data Schedule  (EDGAR version only)