Form 10-K
period 1998-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1999-03-19
CIK 1049108

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

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

       Registrant's telephone number, including area code: (918) 660-7700

           Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:                Name of each exchange on which registered:
  -------------------                 -----------------------------------------

Common Stock, $.01 par value                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 1, 1999 was $192,975,696.

      The number of shares outstanding of the registrant's Common Stock as of March 1, 1999 was 24,125,941.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 1999, are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-K


                                    CONTENTS
                                                                            Page
PART I                                                                      ----

       ITEM 1.    BUSINESS.....................................................4

       ITEM 2.    PROPERTIES..................................................21

       ITEM 3.    LEGAL PROCEEDINGS...........................................21

       ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........21

PART II

       ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.............................22

       ITEM 6.    SELECTED FINANCIAL DATA.....................................23

       ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................25

       ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...........................................34

       ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................35

       ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................60

PART III

       ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........60

       ITEM 11.    EXECUTIVE COMPENSATION.....................................60

       ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT......................................60

       ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............60

PART IV

       ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                   REPORTS ON FORM 8-K........................................60

SIGNATURES....................................................................65

INDEX TO EXHIBITS.............................................................66


                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

      Some of the statements contained herein under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; the ability of Dollar Thrifty Automotive Group, Inc. and its third party providers, vendors, suppliers and independent franchisees to adequately address the Year 2000 issue; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                                     PART I
                                     ------

ITEM 1.     BUSINESS

COMPANY OVERVIEW

      Dollar Thrifty Automotive Group, Inc., a Delaware corporation (the "Company"), owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar"), and Thrifty Rent-A-Car System, Inc. Thrifty Rent-A-Car System, Inc. is an indirect subsidiary of the Company as it is a wholly owned subsidiary of Thrifty, Inc. (Thrifty, Inc., Thrifty Rent-A-Car System, Inc. and all their respective subsidiaries are individually or collectively, as the context requires, referred to hereafter as "Thrifty"). Dollar and Thrifty and their independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers and tourists, including foreign tourists and to small businesses and independent business travelers. As of December 31, 1998, Dollar and Thrifty had 902 locations in the United States and Canada of which 139 were company-owned stores and 763 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company and its consolidated subsidiaries (collectively, the "Group"). Dollar's gross revenues comprise approximately 73% of the Group's revenues with Thrifty contributing the remaining 27% of revenues.

      The businesses of Dollar and Thrifty complement each other, although they have different approaches to the vehicle rental market. In the United States, Dollar's main focus is operating company-owned stores located at major airports, and it derives substantial revenues from tour and leisure rentals. Thrifty operates almost exclusively through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. Thrifty's U.S. franchisees provide vehicles and services to the rental customer except in two cities where Thrifty operates company-owned stores. Dollar incurs the costs of operating its company-owned stores and its revenues are directly affected by changes in rental demand. As Thrifty operates primarily through franchisees, it does not incur the costs of operating the franchised locations and does not generally deal directly with rental customers. Therefore, changes in levels of customer demand tend to affect Thrifty's results less quickly than those of Dollar. See Note 14 of Notes to Consolidated Financial Statements for business segment information.

      The Company was incorporated on November 4, 1997. It is the successor to Pentastar Transportation Group, Inc. which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). Dollar was incorporated in 1965 and Thrifty was incorporated in 1950. Thrifty is an indirect subsidiary of the Company. Thrifty, Inc., which was formed in December 1998, directly owns Thrifty and Thrifty Car Sales, Inc., which principally franchises used vehicle sales. The Company sold its wholly owned subsidiary, Snappy Car Rental, Inc. ("Snappy") in 1994.

      On December 23, 1997, the Company completed its initial public offering of Common Stock after registration with the Securities and Exchange Commission ("SEC") on Form S-1 (the "Offering"). Upon closing of the Offering, 22,500,000 shares of Common Stock were sold at an initial price to the public of $20.50 per share. In addition, the underwriters exercised an over allotment option and acquired an additional 1,125,000 shares for the same price, less the applicable underwriter's discount. Of the shares sold in the Offering, 20,000,000 shares were sold by DaimlerChrysler, which prior to the Offering was the parent of the Company, and 3,625,000 shares were sold by the Company. On January 15, 1998, the underwriters exercised a second and final portion of their over allotment option, purchasing an additional 498,105 shares of Common Stock.

      In order to close the offering of Common Stock, it was also necessary for the Company to complete new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note program, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a $615 million Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes and commercial paper were used and will be used to finance existing vehicles and the acquisition of new vehicles. The Revolving Credit Facility was established to provide letters of credit to enhance these vehicle financing programs and to meet the Group's borrowing needs for its other business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

      Vehicle rental companies typically incur substantial debt to finance the ongoing turnover of their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to predict this important element of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

      The domestic vehicle rental industry has experienced significant revenue growth over the past five years, following a period of reduced rental rates prompted by excess vehicle capacity. The economic recession in the United States from earlier this decade led to decreased new vehicle demand and overcapacity among automotive manufacturers. The manufacturers offered significant purchase incentives to vehicle rental companies, enabling them to significantly expand the size of their fleets. This eventually resulted in excess capacity, intensified competition and depressed rental rates. As general economic conditions in the United States improved, the manufacturers increased their new vehicle prices and substantially reduced the incentives offered to fleet purchasers. Continued competitive pressure within the rental industry, however, constrained increases in average daily rental rates. The domestic vehicle rental industry is now experiencing improved profitability resulting from increased transaction volumes, higher average daily rental rates and favorable cost trends.

      There have recently been significant changes in the ownership of the principal companies in the U.S. vehicle rental industry, several of which had been owned by domestic automotive manufacturers. Cendant Corporation purchased Avis Rent A Car, Inc. and subsequently sold 70% of Avis to the public. Republic Industries Inc. acquired National Car Rental System, Inc. and Alamo Rent-a-Car, Inc., and Team Rental Group Inc. (renamed Budget Group, Inc.) acquired Budget Rent a Car Corporation from Ford Motor Company ("Ford"). Ford sold a minority interest in The Hertz Corporation to the public. Accordingly, most of the major companies in the industry are now publicly held, including the Company. The Company believes these changes should lead to improved operating results as a result of increased industry focus on profitability and shareholder returns, rather than on transaction volume and market share.

SEASONALITY

      The third quarter, during the peak summer travel months, has historically been the strongest quarter of the year in terms of number of vehicle rentals, rental rates and Group profitability. In 1998, the Group's average monthly fleet size ranged from a low of approximately 81,000 vehicles in the first quarter of 1998 to a high of approximately 106,000 vehicles in the third quarter of 1998. Travel disruptions during the summer period could have a material adverse effect on the Group.


DOLLAR

      GENERAL

      Dollar's main focus is serving the airport vehicle rental market, which is composed of business and leisure air travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees to operate as a part of the Dollar system in the United States and abroad. All of its Canadian and international operations are franchised.

      Dollar's services and products include fleet leasing, marketing, centralized reservations, counter automation, insurance, central billing, supplies and training and operational support. Dollar's company-owned stores and franchisees rent vehicles on a daily, weekend, weekly and monthly basis, at varying rates depending on cost and other competitive factors in each location's market. In addition to vehicle rentals, Dollar and its franchisees sell ancillary products and rent supplemental equipment. To meet seasonal and other demand changes, Dollar shifts vehicles among its company-owned stores and U.S. franchisees. Revenues from Dollar's franchisees outside the United States and Canada have not been material to its results of operations.

      As of December 31, 1998, Dollar's vehicle rental system included 268 locations in the United States and Canada, consisting of 114 company-owned stores and 154 that were operated by franchisees. Dollar's total revenue was
$659.7 million in 1998, of which $603.3 million (91.5%) was generated by company-owned stores and $56.4 million (8.5%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue.

      Dollar operates primarily through company-owned stores, and through franchisees in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in 37 of the 50 largest U.S. airport markets and franchisees in the remaining 13 locations. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted one franchised operation to a company-owned operation in 1994, two in 1995, four in 1996 and three in 1997. Dollar acquired two franchised operations in 1998. In March 1998, it acquired the operations of its San Diego franchisee, and in October 1998, it acquired the operations of its Phoenix franchisee. Dollar generally has rights of first refusal on the sale of a franchised operation. Dollar also opened a new corporate store in Columbus, Ohio in May 1998.

      Dollar sold its company-owned store in Colorado Springs in October 1998, including a license to operate Aspen, Grand Junction and Gunnison, Colorado. This transaction was consistent with Dollar's strategy to license markets of this size in order to grow the Dollar system.

      COMPANY-OWNED STORES

      Dollar believes that having company-owned stores in most of the largest 50 airport markets and other key markets enhances its ability to manage its vehicle rental system and fleet. Dollar can implement marketing and pricing strategies to focus on discretionary leisure and business travelers, reduce costs through bulk purchasing, apply performance benchmarks and develop and implement best practice management techniques nationwide. Its company-owned store network also allows Dollar to offer customers one-way rentals in certain markets.

      Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 35% of Dollar's rental revenues in 1998. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar has significant relationships with foreign and domestic tour operators that resulted in rental revenue of $211.7 million in 1998.

      Dollar is the exclusive U.S. vehicle rental company for three of its five largest tour operator accounts. Its arrangement with the other two tour operator accounts is non-exclusive. The agreements for these five accounts expire from December 31, 1999 to October 31, 2007. No single tour operator account generated in excess of 5% of the Group's 1998 revenues.

      As of December 31, 1998, Dollar had vehicle rental concessions for company-owned stores at 58 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

      SERVICES AND PRODUCTS PROVIDED TO RENTAL CUSTOMERS

      Worldwide Reservation System. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and in its newly opened reservation facility in Tahlequah, Oklahoma. All of Dollar's current reservation facilities, as well as the major U.S. airline global distribution systems, are linked to Dollar's worldwide reservation computer and telecommunications system, which is also located in Tulsa, Oklahoma. Dollar's reservation facilities processed 7.2 million reservation telephone calls during 1998. Approximately 49% of Dollar's 1998 non-tour vehicle rentals were booked by travel agents through airline distribution systems. Dollar has preferred supplier agreements with many major travel agency chains and travel consortia. Reservations to Dollar's Internet web site increased significantly in 1998.

      Supplemental Equipment and Optional Products. Dollar rents ski racks, mobile telephones, baby seats and other supplemental equipment and, subject to availability and applicable local law, makes available loss damage waivers and insurance.

      Instant Return. Dollar offers customers instant return service at most of its U.S. airport company-owned stores. When a customer returns a vehicle at one of these locations, a representative meets the customer and provides a receipt from a hand-held computer terminal.

      INFORMATION SYSTEMS

      Dollar depends upon a number of core information systems to operate its business. Its worldwide reservation system has rate management applications. The counter automation system in Dollar's company-owned stores facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. Dollar completed the nationwide introduction in company-owned stores of Dollar's new rental counter automation system, FASTLANE, in 1998, except for Hawaii, which will be completed in 1999, and Florida, which will be completed in 2000. FASTLANE is currently being adapted to serve Dollar's tour customers. In 1998, Dollar developed a revenue management system with Talus, a leading supplier of such systems, which was introduced in Dollar's company-owned stores except Florida and Hawaii, which will occur in 1999. The initial version of this system is being designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly. Dollar has entered into an agreement with The SABRE Group, Inc. ("SABRE"), a leader in electronic distribution systems for the travel industry, to manage and monitor its data center network and its daily information processing.

      Dollar's core information systems are either designed to, or are being updated to, address the Year 2000 issues as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000." All of Dollar's key systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.


      CUSTOMER  SERVICE AND EMPLOYEE TRAINING

      Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar's quality improvement program, involves establishing a team at each vehicle rental location that is accountable for customer satisfaction. Dollar's customer service center measures customer satisfaction, tracks service quality trends, handles customer complaints and provides recommendations to Dollar's senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in San Francisco, Tulsa and Newark. Dollar opened additional training centers in Denver, Los Angeles and Cleveland in 1998.


      ORLANDO OPERATIONS

      Central Florida, with its many tourist attractions, is the most important leisure destination for Dollar. Dollar's company-owned store at Orlando International Airport has a mix of tour and other business. Dollar also operates a facility at the Orlando Sanford International Airport, 25 miles north of Orlando, which mainly serves charter flights by foreign tour operators. This facility, which was specifically designed to handle tour customers, has 42 rental stations and parking for approximately 1,600 vehicles.

      FRANCHISING

      United States and Canada

      Approximately 8% of Dollar's 1998 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar's company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 1998 accounted for approximately 5% of Dollar's total revenue. See "-- Fleet Acquisition and Management -- Fleet Leasing Programs."

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

      System Fees. In addition to an initial franchise fee, in 1999 each U.S. franchisee is generally required to pay Dollar a system fee on their rental car revenue equal to 8% of gross rental revenue on a monthly basis for airport operations (7% in 1998 and 6% in 1997) and 6% for suburban operations.

      Franchisee Services and Products. Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle damage recovery and claims management advice, sales assistance and image and standards guidance. Dollar also provides them with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis and programs under which Dollar handles warranty claims processing, corporate account and tour billing and travel agent commission payments. Dollar franchisees are connected to, and pay Dollar a fee for, each reservation made through Dollar's worldwide reservation system.

      International

      Dollar's vehicle rental locations outside the United States are operated by master franchisees, direct franchisees and subfranchisees. Master franchisees are authorized to use Dollar's service marks and business methods in territories in which they operate directly or through subfranchisees, and are responsible for promoting the Dollar brand name and its services and products and for developing and supporting their direct operations and subfranchisees. Dollar's revenues from international franchise operations were less than 1% of 1998 total revenue.

      As of December 31, 1998, Dollar had franchised operations located in 27 countries. In Canada, Dollar's master franchisee directly operates or subfranchises 27 airport and suburban locations. In December 1997, Dollar entered into a reservation transfer agreement with Europcar International, S.A., a European-based vehicle rental company ("Europcar"), which became effective February 1, 1998. Dollar and Europcar have announced that this agreement will terminate on February 29, 2000. The interim period will allow each of the companies to develop solutions more adapted to their respective segments in leisure and business and their respective long-term strategies. Until the end of this agreement, the parties will continue to cooperate to maintain the best service to their transatlantic customers.

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

      Effective March 1, 2000, Dollar has agreed to begin exchanging European and U.S. reservations with Sixt, AG, a major European rental car company.

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

      Strategic Marketing Efforts

      Travel agencies book approximately 49% of Dollar's non-tour vehicle rentals through the major U.S. airline global distribution systems. Major travel agency chains and consortia operate under preferred supplier agreements with Dollar, as they do with other vehicle rental companies, and are supported by Dollar's sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar, and many travel agency groups have similar arrangements with other vehicle rental companies.

SUMMARY OPERATING DATA OF DOLLAR

                                                      Years Ended December 31,
                                                      -----------------------
                                                      1996       1997       1998
                                                      ----       ----       ----
                                                            (in thousands)
      Revenues:
       U.S. Company-owned stores ................ $438,722   $559,610   $605,187
       U.S. and Canada franchisees ..............   55,212     51,256     50,011
       International franchisees ................    2,359      3,427      3,100
       Other ....................................    1,174      1,989      1,421
                                                  --------   --------   --------
       Total revenues ........................... $497,467   $616,282   $659,719
                                                  ========   ========   ========



                                                          As of December 31,
                                                          -----------------
                                                      1996       1997       1998
                                                      ----       ----       ----
      Rental Locations:
       U.S. Company-owned stores ................       95        103        114
       U.S. and Canada franchisee locations .....      175        152        154

      Franchisees:
       U.S. and Canada ..........................       68         70         73
       International ............................       45         49         50




THRIFTY

      GENERAL

      Thrifty's main focus is on franchising and franchise support services. Thrifty also operates company-owned stores in six cities in the United States and Canada. Thrifty's company-owned stores and its franchisees derive approximately 57% of their combined rental revenues from the airport market and approximately 43% from the local market. Thrifty's approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties, or limited these companies' access to airport travelers, some Thrifty franchisees have moved to on-airport locations. Thrifty believes that the local market offers Thrifty's franchisees and company-owned stores better growth opportunities, less pricing pressure, a lower cost structure and a more diverse customer base than the airport market.

      As of December 31, 1998, Thrifty's vehicle rental system included 634 rental locations in the United States and Canada, divided between 609 franchisee locations and 25 company-owned stores. The Thrifty system also included 580 locations abroad, all of which were franchisee locations. Thrifty's total revenue was $237.8 million in 1998, of which $206.1 million (86.7%) was revenue from franchisees in the form of fleet leasing fees, commissions and other service and product fees and $31.7 million (13.3%) of which was generated by company-owned stores. Revenues from Thrifty's franchisees outside the United States and Canada have not been material to its results of operations.

      FRANCHISING

      United States

      Thrifty's U.S. franchisees are the core of its operations and are essential to its long-term profitability and growth. Thrifty offers its franchisees a full line of services and products not easily or cost-effectively available from other sources. Thrifty actively promotes franchisee financial stability and growth and seeks opportunities to enhance its vehicle rental system by improving its services to franchisees, particularly its fleet leasing programs, and by developing new franchisee revenue opportunities, such as airport parking and truck rental. Thrifty also works closely with its U.S. franchisees in formulating and implementing marketing and operating strategies.

      Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty's franchisee turnover has averaged approximately 10% per year, with an average of 17 terminations and 24 new sales (including new territories added to existing franchise agreements) per year.

      Initial Franchise Fees, System Fees and Advertising Fees. Thrifty's initial franchise fees are negotiated on a case-by-case basis, and may be structured to promote expansion of an existing franchisee's operations into a contiguous area. In addition to the initial franchise fee, its U.S. franchisees pay Thrifty an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products.

      U.S. franchisees also pay an advertising fee ranging from 2.5% to 5% of base rental revenue to a separate advertising fund managed jointly by franchisees and Thrifty management. Thrifty has implemented, and may implement in the future, special short-term reductions in system and advertising fees to encourage growth.

      For   1998,   Thrifty's   five   largest   U.S.   franchisees    generated
administration, fleet leasing, reservation and other fees to Thrifty totaling approximately 20% of Thrifty's total revenue.

      Marketing to Prospective Franchisees. Thrifty has developed programs to attract additional franchisees in the vehicle rental industry. Programs include attracting independent vehicle rental companies with phased-in fees and competitive fleet leasing terms, assisting individuals experienced in vehicle rental operations to operate their own franchises through financial assistance, start-up fleet supply and other support, and encouraging existing franchisees to acquire and expand into neighboring territories by offering fleet incentives, reduced administrative and advertising fees and lower initial franchise fees for additional territories.

      Fleet Leasing Program. Thrifty has a fleet leasing program for franchisees that it believes provide them with a competitive and flexible source of fleet vehicles. In 1998, fleet leasing accounted for approximately 71% of Thrifty's total revenue. See "-- Fleet Acquisition and Management -- Fleet Leasing Programs."

      Training and Support. Thrifty's franchisees receive required initial orientation, and ongoing training, in areas such as customer service and hiring. In early 1997, Thrifty began implementing its "True Blue Pride Initiative" to identify areas requiring customer service improvements and to implement new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchisee customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty's frequent renter program, Blue Chip, which provides for preprinted rental contracts and expedited service.

      Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

      Worldwide Reservation Center and Other Information Systems. Thrifty's franchisees benefit from Thrifty's continuously staffed worldwide reservation center at its headquarters in Tulsa, Oklahoma and at its newly opened reservation facility in Okmulgee, Oklahoma, which in 1998, collectively processed approximately 4.2 million telephone calls and 1.8 million reservations. All of Thrifty's reservation facilities are also linked to all of the major U.S. airline reservation systems and through them to travel agencies in the United States, Canada and abroad. These centers are a key means of marketing the Thrifty system to consumers and travel agents and informing them about the system's vehicle rental rates, products, promotions and services. Thrifty franchisee payments for reservations made through these centers accounted for approximately 4% of Thrifty's 1998 total revenues. Reservations through Thrifty's Internet web site also increased in 1998.



      U.S. franchisees receiving a certain volume of reservations are required to use an approved automated counter system, usually leasing or subleasing the related hardware and software from Thrifty or a third-party leasing agent. In addition to providing an electronic data link with Thrifty's worldwide reservation centers, the automated counter system prints rental agreements and provides Thrifty and its franchisees with customer and vehicle inventory information and financial and operating reports.

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

      Thrifty's core information systems are either designed to, or are being updated to, address the Year 2000 issues that might otherwise result if the systems could not accommodate the date change at the turn of the century, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000." All of Thrifty's key systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.

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

      Parking Services. Airport parking operations are a natural complement to vehicle rental operations. Thrifty encourages its franchisees that have near-airport locations to add this ancillary business. Thrifty assists its franchisees in obtaining additional property and in planning and implementing parking operations. Franchisees benefit since the Thrifty service marks are already on the premises, shuttle buses are already being operated for rental customers and parking operations increase service levels and recognition at the airports. Franchisees with parking operations may also offer ancillary services such as car washes and oil changes to create additional opportunities to service the vehicle while the traveler is away. Thrifty receives a royalty fee generally equal to 3% of the total revenue generated from these services.

      Services and Products Provided to Rental Customers. Thrifty's franchisees provide their customers with products and services substantially similar to those provided to customers by Dollar's company-owned stores.

      International (Except Canada)

      As of December 31, 1998, Thrifty master franchisees operated 580 vehicle rental locations in 67 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty's uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures.

      Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty's service marks, systems and technologies within its country or territory.

      COMPANY-OWNED STORES

      Thrifty typically establishes company-owned stores only upon the financial failure of a franchisee. Thrifty uses company-owned stores to preserve its presence in key markets. As opportunities arise, these locations are refranchised. During 1998, Thrifty reduced the number of cities in which it operates company-owned stores from three to two in the United States by selling a company store to a franchisee. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty's U.S. franchisees.

      THRIFTY CAR SALES

      In December 1998, Thrifty Car Sales, Inc. was formed to operate its new franchise system, "Thrifty Car Sales" which will sell primarily late model, low mileage used vehicles. Because of the nature of the Group's business, it will almost always have a supply of the type of vehicle inventory Thrifty Car Sales will feature. Thrifty Car Sales may accordingly provide a cost-effective distribution system for efficient disposal of the Group's vehicle fleet reducing the Group's dependence on auctions. However, the Company also believes Thrifty Car Sales can become an important source of additional revenue with very little capital investment by the Company or Thrifty, Inc. Used vehicle retailers, whether they acquire vehicles for sale from the Group or not, may desire to seek a national brand identification like Thrifty.

      There are now three Thrifty Car Sales franchise locations operating in addition to a corporate operation in Tulsa. Thrifty Car Sales anticipates opening seven additional franchise locations in the first quarter of 1999.

      CANADIAN OPERATIONS

      Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd. ("TCL"). TCL operates company-owned stores in the four largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining markets. As of December 31, 1998, the TCL system included 125 vehicle rental locations, of which 104 were operated by franchisees and 21 were operated as company-owned stores.

      Company-Owned Stores

      TCL's  company-owned  store  operations  include four strategic  airports:
Toronto, Montreal, Vancouver and Calgary. These operations are important to maintaining a national airport presence in Canada, where TCL has significant airport concession and lease commitments. Historically, TCL's operating results have been adversely affected by losses incurred by company-owned stores.

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

      MARKETING

      Thrifty's marketing strategy is to position the Thrifty system as an industry leader in delivering value for cost-conscious consumers. In the United States it implements this strategy primarily through national advertising and promotion assistance to U.S. franchisees in local advertising, promotion and sales and strategic marketing partnerships.

      Advertising, Promotion and Sales

      Thrifty employs national advertising on U.S. broadcast and cable television networks and in newspapers and travel industry and airline magazines. Thrifty also sponsors sports and other events to increase national exposure and promote local Thrifty operations. In the United States, Thrifty's national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Thrifty management. U.S. franchisees and company-owned stores contribute 5% of their base rental revenue from airport operations and 2.5% of their base rental revenue from local operations to the advertising fund.

      U.S. franchisees and company-owned stores are also required to spend an additional 3% of their base rental revenue on local advertising and promotion.
Thrifty has a local sales department that assists franchisees in developing their local markets. Thrifty also provides an allowance for qualifying local advertising, promotion and sales expenditures to U.S. franchisees that participate in Thrifty's fleet leasing program. In the 1998 model year, franchisees and company-owned stores earned an aggregate allowance of approximately $7 million.

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

SUMMARY OPERATING DATA OF THRIFTY

                                                       Years Ended December 31,
                                                       -----------------------
                                                      1996       1997       1998
                                                      ----       ----       ----
                                                            (in thousands)
      Revenues:
       U.S. and Canada franchisees .............. $138,809   $159,636   $200,505
       U.S. and Canada company-owned stores .....   63,522     63,946     34,408
       International franchisees ................    2,606      2,761      2,888
                                                  --------   --------   --------
       Total revenues ........................... $204,937   $226,343   $237,801
                                                  ========   ========   ========


                                                          As of December 31,
                                                          -----------------
                                                      1996       1997       1998
                                                      ----       ----       ----
      Rental Locations:
       U.S. and Canada franchisee locations .....      554        600        609
       U.S. and Canada company-owned stores .....       61         36         25
      Franchisees:
       U.S. and Canada ..........................      248        231        232
       International ............................       48         63         67


FLEET ACQUISITION AND MANAGEMENT

      U.S. VEHICLE SUPPLY

      For the 1998 model year, DaimlerChrysler vehicles represented over 87% of Dollar's U.S. fleet and 95% of the vehicles in its fleet leasing program for franchisees. Dollar also purchases vehicles from other automotive manufacturers, permitting it to adjust the composition and overall cost of its fleet. DaimlerChrysler vehicles made up 91% of the vehicles in Thrifty's fleet leasing program. The Company expects that for the 1999 model year, DaimlerChrysler vehicles will represent over 90% of Dollar's U.S. fleet and all of the vehicles in its fleet leasing program, and over 90% of the vehicles in Thrifty's fleet leasing program.

      Automotive manufacturers' residual value programs limit the Group's residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler's program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer's obligation is subject to certain conditions relating to the vehicle's age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to herein as "Program Vehicles." Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to herein as "Non-Program Vehicles." The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies are Program Vehicles.

      For the 1998 model year, DaimlerChrysler Program Vehicles represented approximately 70% of the vehicles in Dollar's and Thrifty's respective fleets and approximately 80% and 78% of the vehicles in their respective fleet leasing programs. DaimlerChrysler sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements and vehicle condition and other return requirements. The residual value program enables Dollar and Thrifty to limit their residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse Dollar and Thrifty for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles' aggregate predetermined residual value. Under the program, Dollar and Thrifty must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. Dollar and Thrifty are reimbursed under the program for certain transportation and auction-related costs.

      Dollar and Thrifty also purchase Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, or if they believe there is an opportunity to lower their fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to Dollar and Thrifty, does not set any terms or conditions on the resale of Non-Program Vehicles other than required minimum holding periods. For the 1998 model year, approximately 16% of the vehicles acquired by Dollar and Thrifty were Non-Program Vehicles. As of December 31, 1998, the Group was subject to "residual value risk" on approximately  24.5%  of its  fleet,  with a book  value of  approximately  $241 million.

      The Group's operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler's residual value program, as well as by other purchase incentives DaimlerChrysler provides. The percentage of vehicles acquired under DaimlerChrysler's and other manufacturers' residual value programs in the future will depend upon a number of factors, including the availability and cost of these programs. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. Vehicle depreciation is the largest single cost element in the Group's operations. The percentage of the Group's vehicle rental fleets benefiting from residual value programs could decrease if the automotive manufacturers changed the size or terms of these programs. In that event, Dollar and Thrifty would have increased residual value risk that could be material to their results of operations and could adversely affect their ability to finance their fleets. Second, because it is difficult to predict future vehicle resale values, Dollar and Thrifty may not be able to manage effectively the residual value risk on their Non-Program Vehicles. As recently as 1997, results for the Group were adversely affected by lower than anticipated residual values. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1997 Compared With Year Ended December 31, 1996." The residual value of Non-Program Vehicles depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. The Company cannot predict the level of retail sales incentives DaimlerChrysler or the other automotive manufacturers will offer in the future. Dollar and Thrifty have received substantial payments under residual value programs over the past several years. See Note 5 of Notes to Consolidated Financial Statements.

      DaimlerChrysler has been the Group's principal supplier of vehicles. In 1996, DaimlerChrysler began operating under five-year vehicle supply arrangements that were formalized in 1996 and 1997 in separate U.S. vehicle supply agreements with Dollar and Thrifty ("VSAs"). DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available to Dollar and Thrifty through July 2001. Dollar and Thrifty may purchase vehicles for use by company-owned stores or for their fleet leasing programs. Dollar and Thrifty have agreed to promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials. DaimlerChrysler has agreed to make various promotional payments to Dollar and Thrifty, some of which vary based on the volume of vehicles purchased. These payments are material to the Group's results of operations. See Note 5 of Notes to Consolidated Financial Statements.

      The VSAs provide that Dollar and Thrifty will each purchase at least 80% of their respective vehicles from DaimlerChrysler until a certain minimum level is reached. Also, certain minimum numbers of vehicles must be Program Vehicles. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSAs to offer programs to Dollar and Thrifty that, taken as a whole, are competitive with a residual value program Ford or General Motors Corporation ("General Motors") is then making generally available to domestic vehicle rental companies.

      If purchases of DaimlerChrysler vehicles by Dollar or Thrifty during any model year exceed certain targets, DaimlerChrysler will make available to Dollar or Thrifty additional Program Vehicles up to a maximum of 15% of the target number of DaimlerChrysler Program Vehicles.

      VEHICLE DISPOSITION

      The Group generally holds vehicles in rental service from six months to 18 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under DaimlerChrysler's residual value program. As of December 31, 1998, the average age of vehicles in the Group's fleet was approximately five months. The Group's flexibility to adjust the holding period for vehicles, particularly for Program Vehicles, enables the Group to adjust its fleet size up or down relatively quickly in response to changing market conditions. Less than 4% of the Group's DaimlerChrysler Program Vehicles were ineligible for return based on repair condition during 1998. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that cannot be returned. Dollar and Thrifty dispose of Non-Program Vehicles through auctions and directly to used car dealers or franchisees. Dollar and Thrifty may also sell Non-Program Vehicles to corporate operations or franchisees of Thrifty Car Sales.

      Dollar and Thrifty each believe that, instead of through auction, the sale of vehicles directly to dealers, including Thrifty Car Sales, reduces their disposal costs and saves interest due to a quicker return time on vehicle proceeds. Both Dollar and Thrifty use telemarketing to sell cars directly to dealers. Separate from Thrifty Car Sales, Dollar continues to develop its own plans for a used vehicle disposal network.

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

      FLEET LEASING PROGRAMS

      Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers' residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees' leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 1998, approximately 46% and 75% of the vehicles in the fleets of Dollar's and Thrifty's respective U.S. franchisees had been provided through their fleet leasing programs. In 1998, approximately 5% of Dollar's and 71% of Thrifty's (including Canada) total revenue was derived from vehicle leasing programs. During 1998, a limited number of larger franchisees acquired their vehicles directly from manufacturers.

      The Group sets their lease rates after considering residual value program depreciation rates for Program Vehicles, estimated Non-Program Vehicle depreciation, interest costs, model mix and administrative costs. Average monthly lease rates vary depending on vehicle model, and the average lease period is between eight and ten months. Although Dollar and Thrifty lease Non-Program Vehicles as well as Program Vehicles to their franchisees, their fleet leasing programs eliminate the residual value risk for their franchisees. Thrifty franchisees may, however, elect to assume some residual value risk on certain Non-Program Vehicles they lease in exchange for a lower lease rate.

      U.S. FLEET DATA


                                                             Years Ended December 31,
                                                              1996     1997    1998
                                                              ------   ------  ------
      Thrifty:
        Average number of vehicles leased to franchisees .... 20,358   23,878  29,595
                                                              ------   ------  ------
        Average number of vehicles in combined fleets of
           franchisees ...................................... 28,122   31,854  39,434
        Average number of vehicles in combined fleets of
           company-owned stores .............................  3,862    3,470     865
                                                              ------   ------  ------
                Total ....................................... 31,984   35,324  40,299
                                                              ======   ======  ======
      Dollar:
        Average number of vehicles leased to franchisees ....  7,801    6,735   6,151
                                                              ------   ------  ------
        Average number of vehicles in combined fleets of
           franchisees ...................................... 17,132   13,523  13,513
        Average number of vehicles in combined fleets of
           company-owned stores ............................. 38,952   47,813  50,673
                                                              ------   ------  ------
                Total ....................................... 56,084   61,336  64,186
                                                              ======   ======  ======

COMPETITION

      There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. The Group's principal competitors have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on discretionary leisure, tour and business customers. Dollar's franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, many of which have greater financial resources than the Group. Dollar's principal competitors for discretionary business and leisure travelers are Alamo Rent-a-Car, Inc., Avis Rent A Car, Inc., Budget Group, Inc., The Hertz Corporation, National Car Rental System, Inc. and Thrifty. Dollar competes primarily on the basis of price and customer service.

      Thrifty's U.S. franchisees and company-owned stores generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz and National. Enterprise Rent-A-Car Company, Hertz, Avis and CarTemps USA (a division of Republic Industries) as well as local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees and company-owned stores compete in the local market for retail general use business rather than insurance replacement rentals.

      The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Hertz and National, as well as Dollar and Thrifty.

INSURANCE

      The Group is subject to third-party public liability and property damage claims resulting from accidents involving their rental customers. For third-party bodily injury and property damage claims arising from the use of a vehicle in the United States, the Group retained the risk of loss ranging from $250,000 to $2 million on a per occurrence basis (the "self-insured retention") over the last three years. For claims in excess of the self-insured retention, the Group maintains insurance at certain amounts in excess of their respective self-insured retention levels and coverages.

      The Group retains the risk of loss for general and garage liability insurance coverage up to $1 million and maintains insurance at certain amounts in excess of $1 million. They also maintain catastrophic and comprehensive coverage for damage to vehicles owned by them up to $3 million per occurrence with a deductible amount of $250,000. In addition, the Group carries workers' compensation, excess liability and directors' and officers' liability insurance coverage.

      Provisions for public liability and property damage on self-insured claims are made by charges to expense based upon evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 1998, the Group's reserve for liability claims was approximately $78 million. The Group's obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds. As of December 31, 1998, these surety bonds totaled approximately $85 million.

      The Group also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 1998, the total amount of these bonds was approximately $16 million.

REGULATION

      LOSS DAMAGE WAIVERS AND SUPPLEMENTAL LIABILITY INSURANCE

      Approximately 13% and 9% of the 1998 vehicle rental revenues of Dollar and Thrifty, respectively, were generated from the sale of loss damage waivers.
These waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 25 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation limiting the sale, or capping the rates, of loss damage waivers could further restrict sales of this product, and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees.

      Dollar and Thrifty and other vehicle rental companies sell customers supplemental liability insurance ("SLI"). In 1997, Dollar, Thrifty and the other principal vehicle rental companies entered into a consent order with the Texas Department of Insurance in which they agreed to stop selling SLI in Texas pending licensing and product approval. In 1998, the Texas Department of Insurance established regulations for licensing and product approval. Both Dollar and Thrifty obtained licensing and product approval and began selling the approved product in September 1998. A civil action was also brought in Alabama alleging violation of state insurance laws. See "Legal Proceedings." Additional actions in other jurisdictions could lead to restrictions on the sale of SLI, which would result in a reduction of the Group's revenues.

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

      Dollar and Thrifty are subject to federal, state and local laws and regulations relating to taxing and licensing of vehicles, franchise sales, franchise relationships, vehicle liability, used vehicle sales, insurance, telecommunications, vehicle rental transactions and labor matters. The Company believes that Dollar and Thrifty practices and procedures are in substantial compliance with federal, state and local laws and is not aware of any material expenditures necessary to meet legal or regulatory requirements. Nevertheless, considering the nature and scope of Dollar's and Thrifty's businesses, it is possible that regulatory compliance problems could be encountered in the future.

ENVIRONMENTAL MATTERS

      The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own eleven and lease 77 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

      The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products ("Hazardous Substances") that now, or in the future, could require remediation. The Group also may be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties they own or operate, or owned or operated in the past, or at properties to which they send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

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

      At certain facilities, Dollar and Thrifty presently are investigating or remediating soil or groundwater contamination. Based on currently available information, the Company does not believe that the costs associated with environmental investigation or remediation will be material. However, additional contamination could be identified or occur in the future.

      The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including that caused by emissions and noise. Generally, these requirements are met by the manufacturer except, on occasion, equipment failure requiring repair by the Group.

      Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Group may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Group may have been released or disposed, and of which the Group is currently unaware, may in the future become the subject of cleanup for which the Group may be liable, in whole or part. Accordingly, while the Group believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Group's future environmental liabilities will not be material to the Group's consolidated financial position or results of operations or cash flows.


EMPLOYEES

      As of December 31, 1998, the Group employed a total of approximately 4,900 full-time and part-time employees of whom approximately 3,900 were employed by Dollar and 1,000 by Thrifty. Approximately 90 of the Group's employees were subject to collective bargaining agreements as of December 31, 1998. The Company believes the Group's relationship with its employees is good.

ITEM 2.     PROPERTIES

      The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office park that houses headquarters and a reservation center for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston ("CSFB"), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

      Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is subleased to franchisees or other third parties. As of December 31, 1998, the Group's owned operations were carried on at 139 locations worldwide. Most of these premises are leased, except for two that are owned. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

      In connection with the Revolving Credit Facility, Dollar executed mortgages in favor of CSFB encumbering its real property located in San Diego and Tampa. Thrifty also executed mortgages in favor of CSFB encumbering its real property located in Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston, and Salt Lake City.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "DTG." The high and low sales prices for the Common Stock for each quarterly period from December 17, 1997, the date the Common Stock began trading on the NYSE, were as follows:


      1997    First Quarter    Second Quarter    Third Quarter    Fourth Quarter
      ----    -------------    --------------    -------------    --------------
      High         N/A              N/A               N/A            $21-9/16
      Low          N/A              N/A               N/A            $20-1/2

      1998
      ----
      High       $24-1/4          $24-7/16          $16-9/16         $14-5/8
      Low        $18-3/8          $12               $ 9-7/8          $ 8-11/16



      The 24,125,941 shares of Common Stock outstanding at March 1, 1999 were held by 3,832 stockholders of record.

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

ITEM 6.     SELECTED FINANCIAL DATA


                Selected Consolidated Financial Data of the Group

      The selected consolidated statement of operations and balance sheet data were derived from the audited consolidated financial statements of the Group. References to system-wide vehicle rental revenue include revenue received from the Group company-owned stores and by franchisees from the rental of vehicles.


                                                                              Years Ended December 31,(b)
                                                          --------------------------------------------------------------------
                                                               1994           1995          1996          1997         1998
                                                               ----           ----          ----          ----         ----
      STATEMENT OF OPERATIONS
      (IN THOUSANDS):
      Revenues:
        Vehicle rental ................................   $   413,424    $   372,508    $   497,239    $  620,045   $  635,033
        Vehicle leasing ...............................       172,999        177,836        149,713       164,701      202,371
        Fees and services .............................        58,966         49,382         47,597        49,143       51,770
      Other ...........................................         8,614          9,653          9,342         9,899        9,234
                                                          -----------    -----------    -----------    ----------   ----------
          Total revenues ..............................       654,003        609,379        703,891       843,788      898,408
                                                          -----------    -----------    -----------    ----------   ----------
      Costs and expenses:
        Direct vehicle and operating ..................       234,370        190,577        242,466       281,485      285,457
        Vehicle depreciation, net .....................       210,975        196,367        213,143       277,276      288,443
        Selling, general and administrative ...........       143,155        123,439        140,089       149,697      161,471
        Interest expense, net .........................        83,526         78,817         72,868        87,852       88,726
        Amortization of cost in excess of  net
         assets acquired ..............................        11,517         10,456          8,169         6,010        5,417
        Intangible asset impairment losses ............           -             -           157,758           -           -
        Restructuring charge (reversal) ...............        (7,000)          -              -              -           -
        Loss on sale of Snappy ........................        40,893           -              -              -           -
                                                          -----------    -----------    -----------    ----------   ----------
          Total costs and expenses ....................       717,436        599,656        834,493       802,320      829,514
                                                          -----------    -----------    -----------    ----------   ----------


      Income (loss) before income taxes ...............       (63,433)         9,723       (130,602)       41,468       68,894
      Income tax expense (benefit) ....................       (12,755)         9,753         16,682        23,427       31,229
                                                          -----------    -----------    -----------    ----------   ----------
      Net income (loss)(a) ............................   $   (50,678)   $       (30)   $  (147,284)   $   18,041   $   37,665
                                                          ===========    ===========    ===========    ==========   ==========

      Basic and diluted earnings (loss)
      per share (a) ...................................   $     (2.53)   $      0.00    $     (7.36)   $     0.90   $     1.56
                                                          ===========    ===========    ===========    ==========   ==========

      BALANCE SHEET DATA (IN THOUSANDS):
      Revenue-earning vehicles, net ...................   $   991,276    $   958,799    $ 1,120,346    $1,319,490   $1,342,066
      Total assets ....................................     1,585,651      1,657,823      1,647,951     1,942,210    1,865,300
      Total debt ......................................     1,047,065      1,128,811      1,241,558     1,418,687    1,313,799
      Stockholders' equity ............................       331,159        331,189        183,883       268,426      315,433



                                                                              Years Ended December 31 ,
                                                           --------------------------------------------------------------------
                                                               1994           1995          1996          1997         1998
                                                               ----           ----          ----          ----         ----
  System-Wide Data (U.S. and Canada)(c):
  Vehicle rental revenue (in thousands):
    Company-owned stores ..............................    $  359,951     $  372,508     $  495,598    $  618,120   $  635,033
    Franchisee locations ..............................       558,049        556,492        502,402       515,880      619,552
                                                           ----------     ----------     ----------    ----------   ----------
        Total .........................................    $  918,000     $  929,000     $  998,000    $1,134,000   $1,254,585
                                                           ==========     ==========     ==========    ==========   ==========
  Rental locations:
    Company-owned stores ..............................           169            162            156           139          139
    Franchisee locations ..............................           773            720            729           752          763
                                                           ----------     ----------     ----------    ----------   ----------
        Total rental locations ........................           942            882            885           891          902
                                                           ==========     ==========     ==========    ==========   ==========
  Average number of vehicles
  operated during the period
  by company-owned stores
  and franchisees .....................................        98,974         93,989         94,992       103,417      111,652

  Peak number of vehicles
  operated during the period
  by company-owned stores
  and franchisees .....................................       117,906        108,447        110,771       122,286      134,407

  Company-Owned Stores Data
    (U.S. and Canada)(c):
  Average number of vehicles
  operated ............................................        40,083         36,246         45,037        53,719       53,983
  Number of rental
  transactions ........................................     2,230,076      2,196,611      2,817,269     3,300,420    3,320,294
  Average revenue per
   transaction ........................................    $      161     $      170     $      176    $      187   $      191

  Monthly average revenue
  per vehicle .........................................    $      748     $      856     $      917    $      959   $      980


  Vehicle Leasing Data (U.S. and Canada)(c):
  Average number of vehicles
   leased .............................................        41,072         34,373         30,583        32,814       37,709
  Average monthly lease revenue
   per unit ...........................................    $      349     $      400     $      409    $      420   $      447


(a) Management believes it is important to note that net income (loss) and earnings per share for the year ended December 31, 1996 include intangible asset impairment losses of $157,758,000, related to DaimlerChrysler's decision in 1996 to dispose of Thrifty as a non-core asset ($155,000,000) and an impairment loss related to TCL ($2,758,000).

(b) Certain reclassifications have been made in the selected consolidated financial data to conform to the classifications used in 1998.

(c)   Excludes 1994 data for Snappy, which was sold in September 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Group owns two vehicle rental companies, Dollar and Thrifty. They engage in the business of renting vehicles directly to retail and tour customers and providing vehicle leasing and other services to franchisees that rent to customers. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.

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

RESULTS OF OPERATIONS

      The  following  table  sets forth the  percentage  of  operating  revenues
represented  by  certain  items  in  the  Group's   consolidated   statement  of
operations:

                                                   Years Ended December 31, (b)
                                                  -----------------------------
                                                    1996      1997     1998
                                                    ----      ----     ----
      Revenues:
        Vehicle rentals ......................      70.6%     73.5%    70.7%
        Vehicle leasing ......................      21.3%     19.5%    22.5%
        Fees and services ....................       6.8%      5.8%     5.8%
        Other ................................       1.3%      1.2%     1.0%
                                                   -----     -----    -----

        Total revenues .......................     100.0%    100.0%   100.0%
                                                   -----     -----    -----

      Costs and expenses:
        Direct vehicle and operating .........      34.4%     33.4%    31.8%
        Vehicle depreciation, net ............      30.3%     32.9%    32.1%
        Selling, general and administrative ..      19.9%     17.7%    17.9%
        Interest expense, net ................      10.3%     10.4%     9.9%
        Amortization of cost in excess
        of net assets acquired ...............       1.2%      0.7%     0.6%
        Intangible asset impairment losses ...      22.4%      0.0%     0.0%
                                                   -----     -----    -----

             Total costs and expenses ........     118.5%     95.1%    92.3%
                                                   -----     -----    -----

      Income (loss) before income taxes ......     (18.5)%     4.9%     7.7%
      Income tax expense (benefit) ...........       2.4%      2.8%     3.5%
                                                   -----     -----    -----

      Net income (loss) (a) ..................     (20.9)%     2.1%     4.2%
                                                   =====     =====    =====

----------

 (a) Net loss for the year ended December 31, 1996 includes intangible asset impairment losses related to DaimlerChrysler's decision in 1996 to dispose of Thrifty as a non-core asset and an impairment loss related to TCL. In 1997, the Group incurred a one-time tax charge of $4,314,000 related to its separation from DaimlerChrysler.
 (b) Certain reclassifications have been made in the 1996 and 1997 consolidated financial statements to conform to the classifications used in 1998.


      The following table sets forth a breakdown of the Group's two major sources of revenue:

                                          Years Ended December 31, (a)
                                         -----------------------------
                                          1996         1997         1998
                                          ----         ----         ----
                                                  (in thousands)
      Vehicle rental revenue:
        Dollar ....................     $436,715     $559,101     $603,331
        Thrifty ...................       60,524       60,944       31,702
                                        --------     --------     --------

              Total ...............     $497,239     $620,045     $635,033
                                        ========     ========     ========


      Leasing revenue:
        Dollar ....................     $ 37,729     $ 34,452     $ 33,224
        Thrifty ...................      111,969      130,249      169,147
        Other .....................           15         -            -
                                        --------     --------     --------

              Total ...............     $149,713     $164,701     $202,371
                                        ========     ========     ========

----------

 (a) Certain reclassifications have been made in the 1996 and 1997 consolidated financial statements to conform to the classifications used in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

      REVENUES

      Total revenue for the year ended December 31, 1998 increased $54.6 million, or 6.5%, to $898.4 million compared to 1997. The increase in total revenue was due to an increase in leasing revenue of 22.9% over 1997 and a 2.4% growth in rental revenue. Fees and services revenue increased $2.6 million due to a final payment received related to Dollar's terminated European franchise agreement and higher franchise fees and other revenue fees from franchisees. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchise acquisitions at Dollar.

      The Group's vehicle rental revenue for 1998 was $635 million, a 2.4% increase from 1997. This increase was due primarily to a $44.2 million increase for Dollar offset by a $29.2 million decline at Thrifty. The increase in vehicle rental revenue at Dollar was the result of an increase of 6.6% in transactions combined with a 1% increase in revenue per transaction. The rental revenue growth at Dollar related to the acquisition of franchisees during 1998 totaled $21.4 million, which represented 48% of Dollar's total rental revenue growth. The decline at Thrifty was due to the re-franchising of several company-owed stores during 1997 and early 1998.

      Vehicle leasing revenue for 1998 was $202.4 million, a $37.7 million increase from 1997. This increase in vehicle leasing revenue reflects an increase of $38.9 million, or 29.9%, in Thrifty's leasing revenue primarily due to a 23.9% increase in the average number of vehicles leased to franchisees along with a 4.9% increase in the vehicle leasing rates. Dollar's leasing revenue declined $1.2 million, or 3.6% due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of several franchised locations during 1998.

      EXPENSES


      Total expenses increased 3.4% from $802.3 million in 1997 to $829.5 million in 1998. This increase was due primarily to a $28.1 million, or 4.8% increase for Dollar offset by a $2.1 million, or 1% decline at Thrifty. Total expenses as a percentage of revenue declined to 92.3% in 1998 from 95.1% in 1997.

      Direct and vehicle operating expenses for 1998 increased $4 million, or 1.4%, over 1997, comprised of a $10.4 million increase at Dollar offset by a $6.4 million decline at Thrifty. The overall increase was due to higher personnel costs, airport concession fees and tour account incentives at Dollar partially offset by a reduction of expenses at Thrifty as a result of the re-franchising of several company-owned stores. These expenses were 31.8% of revenue for 1998, compared to 33.4% of revenue for 1997. These expenses improved as a percentage of revenue partially due to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997 and early 1998.

      Net vehicle depreciation expenses increased $11.2 million or 4% for 1998 as compared to 1997, consisting of an $11.1 million increase at Dollar and a $0.1 million increase at Thrifty. The increase was primarily due to a 5.4% increase (6.1% at Dollar and 4.3% at Thrifty) in depreciable fleet partially offset by a decline of 1.5% (0.4% increase at Dollar and a 4% decrease at Thrifty) in the average depreciation rate. In 1998, the Company recorded higher depreciation rates on Non-Program Vehicles, which were partially offset by a $5.5 million net vehicle disposition gain on the disposal of Non-Program Vehicles. In 1997, the disposition of Non-Program Vehicles resulted in a net vehicle disposition loss of $11.4 million.

      Selling, general and administrative expenses of $161.5 million for 1998 increased 7.9% from $149.7 million in 1997, comprised of a $9.3 million increase at Dollar, a $0.6 million increase at Thrifty and a $1.9 million increase for other operations. The higher costs were due to higher personnel costs related to the development of new information technology systems, sales and marketing and Year 2000 remediation costs. Higher expenses in 1998 were also the result of one-time cost reductions in 1997 related to the settlement of a $1.5 million condemnation claim and the reversal of a $1.1 million reserve related to resolved litigation at Dollar and the elimination of a $1.9 million reserve related to the sale of Snappy in 1994 Selling, general and administrative expenses for the Group were 17.9% of revenue for 1998 compared to 17.7% for 1997.

      Net interest expense increased $0.9 million, or 1% to $88.7 million comprised primarily of a $3.6 million increase at Thrifty partially offset by a $2.1 million decrease at Dollar. Net interest expense decreased as a percentage of revenue from 10.4% in 1997 to 9.9% in 1998. The increase in expense for the Group was due to the effect of higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

      The tax provision for 1998 was $31.2 million. The effective rate of 45.3% in 1998 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded. The effective rate for 1997 was 56.5% due primarily to non-deductible amortization costs in excess of net assets acquired, losses relating to
Thrifty's Canadian subsidiary for which no benefit was recorded, and the one-time tax charge of $4.3 million related to the separation from DaimlerChrysler.

      OPERATING RESULTS

      The Group had income before income taxes of $68.9 million for 1998 as compared to $41.5 million in 1997, a 66.1% increase. This growth was due to a $15.3 million increase at Dollar and a $13.6 million increase at Thrifty. Income before income taxes declined for other operations in 1998 due primarily to the elimination of a $1.9 million reserve during 1997 related to the sale of Snappy in 1994.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

      REVENUES

      The Group's total revenues for 1997 were $843.8 million, an increase of $139.9 million, or 19.9% compared to 1996. Dollar's revenue was $616.3 million for 1997, an increase of $118.8 million, or 23.9%, compared to 1996. Thrifty's total revenues were $226.3 million for 1997, an increase of $21.4 million, or 10.4%, compared to 1996.

      The Group's vehicle rental revenue for 1997 was $620 million, a 24.7%, or $122.8 million, increase from 1996. This increase was due primarily to a $122.4 million, or 28%, increase for Dollar. The increase in vehicle rental revenue for Dollar was due primarily to a 20.2% increase in the number of transactions in combination with a 6.1% increase in revenue per transaction due to selected price increases. The rental revenue growth related to the conversion of several franchised locations to company-owned stores totaled $34 million, which represented 28% of the total rental revenue growth.

      Vehicle leasing revenue for 1997 was $164.7 million, a 10% increase from 1996. This increase in vehicle leasing revenue reflects an increase of $18.3 million, or 16.3%, in Thrifty's leasing revenues due primarily to a 14.4% increase in the average number of vehicles leased to franchisees along with a 2.4% increase in the vehicle leasing rates. Dollar's leasing revenues declined $3.3 million, or 8.7%, due to a decrease in the average number of vehicles leased to franchisees as a result of the conversion of several franchised locations to company-owned stores.

      EXPENSES

      Total expenses were $802.3 million for 1997, compared to $834.5 million for 1996 resulting from a $100.8 million increase at Dollar and a $132.7 million decrease at Thrifty. The 1996 expenses at Thrifty included a $155 million intangible asset impairment loss required as a result of DaimlerChrysler's decision to dispose of Thrifty as a non-core asset and an intangible asset impairment loss related to TCL of $2.8 million. Excluding these intangible asset impairment losses, total expenses for 1996 were $676.7 million, or 96.1% of total revenues, and total expenses for 1997 were 95.1% of total revenues.

      Direct vehicle and operating expense for 1997 increased $39 million, or 16.1%, over 1996. Direct vehicle and operating expenses for Dollar increased $42.6 million for 1997 offset by a $3.7 million decline at Thrifty. The higher costs were due to an increase in the number of vehicles operated and an increase in per unit costs, which were partially offset, by an increase in manufacturer promotional incentives related to the acquisition of vehicles. These expenses were 33.4% of revenue for 1997, compared to 34.4% of revenue for 1996.

      Net vehicle depreciation expense increased $64.1 million, or 30.1%, for 1997 over 1996 which included a $39.5 million increase at Dollar and a $24.7 million increase at Thrifty. The increase was primarily due to a 14.7% increase (14.2% at Dollar and 15.4% at Thrifty) in depreciable fleet and a 13.6% increase (14.1% at Dollar and 12.3% at Thrifty) in the average depreciation rate. Higher average depreciation expense per unit was the result of the increased cost of vehicles and losses on disposition of Non-Program Vehicles due to the deterioration in the used vehicle market in 1997. The disposition of Non-Program Vehicles resulted in a net vehicle disposition loss of $11.4 million in 1997 compared to a net vehicle disposition gain of $3.5 million in 1996.

      Selling, general and administrative expenses increased $9.6 million, or 6.9%, for 1997 compared to 1996. This increase was due primarily to an $8.3 million increase at Dollar and a $3.3 million increase at Thrifty. Higher selling, general and administrative expenses arose primarily from increases in personnel costs and increases in sales and marketing expenditures partially offset by lower bad debt and legal expenses. Higher expenses in 1997 were also the result of the reversal of a sales tax reserve in 1996 that was accrued prior to 1994. Selling, general and administrative expenses were 17.7% of revenue for 1997 compared to 19.9% for 1996.

      Net interest expenses increased $15 million, or 20.6% from 1996 comprised of an $11.8 million increase at Dollar and a $3.2 million increase at Thrifty. The increase was primarily due to the effect of increased debt levels and higher short-term interest rates in 1997. Increased debt levels were due to financing the growth in fleet during 1997 and the increase in vehicle costs.

      Amortization of cost in excess of net assets acquired was $2.2 million less for 1997 than 1996, primarily due to the intangible asset impairment losses at Thrifty discussed above.

      The effective tax rate for 1997 was 56.5% due primarily to non-deductible amortization costs in excess of net assets acquired, losses in Thrifty's
Canadian subsidiary for which no benefit was recorded, and the one-time tax charge of $4.3 million related to the separation from DaimlerChrysler. For 1996, the Group had income tax expenses of $16.7 million even though the loss before income taxes was $130.6 million. This unfavorable tax result was due to non-deductible expenses related to the intangible asset losses of $157.8 million, non-deductible amortization costs in excess of net assets acquired, and losses in Thrifty's Canadian subsidiary for which no benefit was recorded.

      OPERATING RESULTS

      The Group had income before income taxes of $41.5 million compared to a loss before income taxes of $130.6 million in 1996 due to the effect on the Group of DaimlerChrysler's decision during 1996 to dispose of Thrifty as a non-core asset. Dollar's income before income taxes was $34.7 million, in 1997, an increase of $16.3 million from 1996. Thrifty's income before income taxes was $5.2 million, in 1997, as compared to $8.9 million in 1996 when excluding the impairment losses of $157.8 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Group's U.S. and Canadian operations are funded by cash provided by operating activities and its financing arrangements. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the year ended December 31, 1998, the Group's expenditures for revenue-earning vehicles were $2.1 billion ($1.3 billion at Dollar and $0.8 billion at Thrifty) which were partially offset by $1.8 billion ($1.1 billion at Dollar and $0.7 billion at Thrifty) in proceeds from the sale of used vehicles.

      The Company expects the amount of cash required to purchase vehicles, net of proceeds from the sale of used vehicles, to increase in 1999 because rental fleets are increasing to meet anticipated rental demand. The Group expects to meet these cash requirements with cash provided from operations and its increased vehicle financing facilities. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build up to meet seasonal rental demand. Fleet levels are lowest in the fourth quarter when rental demand is at a seasonal low. The Group also requires cash for non-vehicle capital expenditures. These expenditures totaled $26.5 million in 1998 ($20.1 million at Dollar, $4.1 million at Thrifty and $2.3 million for other operations), $13.7 million in 1997 ($10 million at Dollar, $3.1 million at Thrifty and $0.6 million for other operations), and are estimated to be approximately $34 million in 1999. These expenditures are expected to be financed with cash provided from operations. The 1999 capital expenditures include approximately $10 million for reservation, tour and other information systems. Non-vehicle capital expenditures are expected to be financed with cash provided by operations.

      ASSET BACKED NOTES

      The asset backed note program is comprised of $1.2 billion in asset backed notes with maturities ranging from 1999 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.1 billion ranging from 6.25% to 6.80% and floating rates on $127 million ranging from LIBOR plus .70% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $62.3 million at December 31, 1998.

      OTHER VEHICLE DEBT

      Thrifty has financed its Canadian vehicle fleet under a lease agreement with an unrelated auto leasing trust providing for CND$125 million (approximately US$82 million) of funding, which is supported by underlying bank financing that is required to be renewed annually. On February 18, 1999, Thrifty established new arrangements for its Canadian vehicle financing through a five-year fleet securitization program. Under this program, Thrifty can borrow up to CND$150 million (approximately US$109 million) funded through a bank commercial paper conduit. The previous facility will be phased out as the vehicles financed thereunder are taken out of service.

      COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

      The Company established the commercial paper program on March 4, 1998 of up to $615 million (the "Commercial Paper Program") and concurrently, established a 364 day, $545 million liquidity facility to support the Commercial Paper Program (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At December 31, 1998, the Group had $80.2 million in commercial paper outstanding under the Commercial Paper Program.

      Effective March 4, 1999, the Commercial Paper Program was renewed for another year at a maximum size of $640 million, backed by a renewal of the Liquidity Facility totaling $575 million.

      REVOLVING CREDIT FACILITY

      The Company has a $215 million 5-year, senior secured, revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding of approximately $20.1 million and no working capital borrowings at December 31, 1998.

      DAIMLERCHRYSLER CREDIT SUPPORT

      In December 1997, in connection with the Company's separation from DaimlerChrysler and closing of the Offering, DaimlerChrysler provided $38.2 million credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The credit support was reduced to $28.6 million (the "Initial Support Amount") due to exercise of a second over-allotment option in January 1998. The Initial Support Amount will decline annually, beginning September 30, 1999, by the greater of 20% of the Initial Support Amount or 50% of the Group's excess cash flow. The Company may need to replace reductions in the Initial Support Amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

      DEBT SERVICING REQUIREMENTS

      The Group will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 1998, the Group's total consolidated debt was approximately $1.3 billion, substantially all of which was secured debt for the purchase of vehicles. The Group has scheduled annual principal payments of approximately $219 million in 1999, $265.2 million in 2000, $230 million in 2001, $170.7 million in 2002, $230 million in 2003 and $200 million thereafter.

      The Group intends to use cash generated from operations for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt. The Group expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

      The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 1998, the Group had approximately $100.3 million in bonds outstanding.

      INTEREST RATE RISK

      The Group's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Group is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 1999, approximately 23% of its average debt will bear interest at floating rates. The amount of the Group's financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 8 of Notes to Consolidated Financial Statements.

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

      The Group's management recognizes the importance of ensuring that its operations and material relationships with third parties will not be negatively affected by interruptions caused from failure to be Y2K compliant. The Group has formed committees to address Y2K compliance of its operating entities.

      STATE OF READINESS

      A formalized project began in 1997, in which the Group identified mission-critical areas of information technology ("IT") for Y2K compliance review. Hardware, software applications and other technologies, which in the event of a failure would have a material adverse impact on the Group's business, financial condition, or results of operations, are considered mission-critical. These include fleet systems, reservation systems, counter systems, revenue management systems, and financial systems.

      The Group is using a five-phase process to review each of its systems, which includes awareness, assessment, renovation, validation, and implementation. During the awareness phase, the Group inventories each system to identify the components that require modification to become Y2K compliant. Once identified, each component is assessed for its risk of failure and the impact of potential failure to the Group's operations. During the next phase, renovation, each system component is either modified or replaced in order to meet Y2K requirements. Each system is then validated by installing it in a separate testing environment that will simulate the Year 2000 and test for compliance. Once the results of the validation phase verify that the date change does not cause operational problems, the system is moved to the final phase of implementation, at which time it is considered to be Y2K compliant and returned to normal operation.

      The Group has completed the awareness and assessment phases and is currently in the renovation and validation phases of its mission-critical IT systems. The renovation and validation phases are expected to be completed in the second and third quarters of 1999. With regard to non-IT systems such as phone systems, security systems, and elevator operations, the Group is currently in the awareness and assessment phases of remediation. All mission-critical systems that are not already Y2K compliant will be modified, upgraded or replaced and are anticipated to be compliant no later than September 30, 1999.

      During the first quarter of 1998, the Group began sending inquiries to third parties with whom it transacts significant business requesting assurances of Y2K compliance. The Group continues to make additional inquiries to third parties seeking Y2K assurances as well as collecting responses, discussing concerns, and sending follow-up inquiries requesting status of remediation plans. Dollar and Thrifty have also been advising their independent franchisees of the need to conduct their own Y2K assessments.

      COSTS

      The Group's costs to remediate Y2K issues are projected to total $6.8 million. Of this total, $3.3 million has been incurred as of December 31, 1998 and $3.5 million is expected to be incurred during 1999. Certain IT projects to enhance systems and improve operating efficiencies are being delayed due to Y2K compliance efforts. The Group's Y2K costs for 1998 and 1999 represent approximately 14% and 15%, respectively, of the total annual IT budget and will be funded through its internal cash flow.

      RISKS

      Like many organizations, the Group relies on third parties such as telecommunication companies, airlines, vehicle manufacturers, travel agents, credit card processors, banks, utilities, and also its independent franchisees. The Group recognizes that failure to resolve Y2K issues could result in disruptions in operations. In the worst case, non-compliance by the Group regarding Y2K issues may result in significant interruptions in business flow including failure to process rental transactions efficiently and inability to invoice or process payments. Third party failures may result in additional business interruptions such as airline, FAA, travel agent, and tour company failures causing reduction of travel and tourism revenues, telecommunication failures resulting in inability to process reservations and service clientele, and vehicle manufacturer or vehicle delivery source failures causing shortages of vehicles. Failure of independent franchisees to be Y2K compliant could result in disruptions in the Dollar and Thrifty vehicle rental systems, and potentially affect fees and vehicle leasing revenues received from these independent parties. Accordingly, third party Y2K failures could significantly limit the Group's revenue-earning potential and result in a material adverse effect on the Group's business, financial condition, and results of operations.

      CONTINGENCY PLANS

      The Group is in the process of developing basic contingency plans to cover all mission-critical processes that could result in a material adverse impact on the Group's operations. The Group plans to continually refine these plans as more information becomes available from third parties and through completion of the validation phase of the Group's remediation plan. The Group intends to have a formalized contingency plan in place no later than the third quarter of 1999.

      Management believes that the Group is taking adequate actions to remediate all of its mission-critical IT and its non-IT systems. Nevertheless, since it is impossible to anticipate all future outcomes, especially when third parties are involved, there can be no assurance that the Group will not experience disruptions in operations that could materially and adversely affect the Group's business, results of operations, and financial condition.

NEW ACCOUNTING STANDARDS

      Effective January 1, 1999, the Company will adopt Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company is currently evaluating SOP 98-1, but does not expect its adoption will have a material impact on its consolidated financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning January 1, 2000. The Company plans to adopt the standard when required.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                                                                                                       Fair Value
Expected Maturity Dates                                                                                                December 31,
(U.S. dollars in thousands)             1999       2000       2001       2002       2003     Thereafter     Total         1998
----------------------------------     ------     ------     ------     ------     ------    ----------   ---------    -----------

Debt
Vehicle obligations and other -
     floating rates                   $170,006    $   -       $  -        $  4,000    $ 22,269   $ 11,135   $  207,410    $  206,981

Weighted Average interest rates          6.34%        -  %       -   %       6.95%       6.65%      6.75%

Vehicle obligations and other -
     fixed rates                      $  2,282    $265,215    $226,120    $170,699    $207,400   $188,865   $1,060,581    $1,059,912

Weighted Average interest rates          8.50%       6.41%       6.48%       6.45%       6.50%      6.50%

Vehicle obligations and other -
     Canadian dollar denominated      $ 46,906    $   -       $   -       $   -       $   -      $   -      $   46,906    $   46,906

Weighted Average interest rates          5.88%        -  %        -  %        -  %        -  %       -  %


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

Tulsa,  Oklahoma
February  4, 1999, except for
Note 17 as to which the date
is March 4, 1999


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1998 AND 1997
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------


                                                                                        1998              1997
ASSETS
Cash and cash equivalents                                                           $   49,505        $   56,074
Restricted cash and investments                                                         62,255           137,980
Accounts and notes receivable, net                                                     115,423           149,701
Prepaid expenses and other assets                                                       42,186            34,127
Revenue-earning vehicles, net                                                        1,342,066         1,319,490
Property and equipment, net                                                             70,897            62,042
Deferred income taxes                                                                    8,554             6,428
Intangible assets, net                                                                 174,414           176,368
                                                                                    ----------        ----------

                                                                                    $1,865,300        $1,942,210
                                                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                  $   60,862        $   88,923
  Accrued liabilities                                                                   88,426            78,249
  Income taxes payable                                                                   9,161            12,238
  Public liability and property damage                                                  77,619            75,687
  Debt and other obligations                                                         1,313,799         1,418,687
                                                                                    ----------        ----------
          Total liabilities                                                          1,549,867         1,673,784

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 10,000,000 shares; none outstanding                                           -                 -
  Common stock, $.01 par value:
    Authorized 50,000,000 shares; issued and outstanding 24,125,055
     and 23,625,000, respectively                                                          241               236
  Additional capital                                                                   705,399           695,716
  Accumulated deficit                                                                 (389,050)         (426,715)
  Foreign currency translation adjustment                                               (1,157)             (811)
                                                                                    ----------        ----------

                                                                                       315,433           268,426
                                                                                    ----------        ----------

                                                                                    $1,865,300        $1,942,210
                                                                                    ==========        ==========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------


                                                                                1998            1997             1996
REVENUES:
  Vehicle rentals                                                             $635,033        $620,045        $ 497,239
  Vehicle leasing                                                              202,371         164,701          149,713
  Fees and services                                                             51,770          49,143           47,597
  Other                                                                          9,234           9,899            9,342
                                                                              --------        --------        ---------

          Total revenues                                                       898,408         843,788          703,891
                                                                              --------        --------        ---------

COSTS AND EXPENSES:
  Direct vehicle and operating                                                 285,457         281,485          242,466
  Vehicle depreciation, net                                                    288,443         277,276          213,143
  Selling, general and administrative                                          161,471         149,697          140,089
  Interest expense, net of interest income of $6,834, $4,341,
    and $5,446                                                                  88,726          87,852           72,868
  Amortization of cost in excess of net assets acquired                          5,417           6,010            8,169
  Intangible asset impairment losses                                               -               -            157,758
                                                                              --------        --------        ---------

          Total costs and expenses                                             829,514         802,320          834,493
                                                                              --------        --------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                                               68,894          41,468         (130,602)

INCOME TAX EXPENSE                                                              31,229          23,427           16,682
                                                                              --------        --------        ---------

NET INCOME (LOSS)                                                             $ 37,665        $ 18,041        $(147,284)
                                                                              ========        ========        =========

Basic and diluted earnings (loss) per share                                   $   1.56        $   0.90        $   (7.36)
                                                                              ========        ========        =========



See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands Except Share and Per Share Data)
-----------------------------------------------------------------------------------------------------------------------------



                                               Common Stock                                        Foreign
                                              $.01 Par Value                                       Currency         Total
                                           ---------------------  Additional   Accumulated       Translation    Stockholders'
                                              Shares       Amount   Capital      Deficit          Adjustment       Equity
BALANCE, JANUARY 1, 1996                    20,000,000      $200    $628,916      $(297,472)      $  (455)        $331,189

  Comprehensive income (loss):
    Net loss                                     -            -        -           (147,284)           -          (147,284)
    Foreign currency translation                 -            -        -              -               (22)             (22)
                                            ----------      ----    --------      ---------       -------         --------
  Total comprehensive income (loss)              -            -        -           (147,284)          (22)        (147,306)
                                            ----------      ----    --------      ---------       -------         --------

BALANCE, DECEMBER 31, 1996                  20,000,000       200     628,916       (444,756)         (477)         183,883

  Issuance of common shares in
    public offering                          3,625,000        36      66,800          -                -            66,836

  Comprehensive income:
    Net income                                   -            -        -             18,041            -            18,041
    Foreign currency translation                 -            -        -              -              (334)            (334)
                                            ----------      ----    --------      ---------       -------         --------
  Total comprehensive income                     -            -        -             18,041          (334)          17,707
                                            ----------      ----    --------      ---------       -------         --------

BALANCE, DECEMBER 31, 1997                  23,625,000       236     695,716       (426,715)         (811)         268,426

  Issuance of common shares in
    public offering                            498,105         5       9,643          -                -             9,648
  Issuance of common stock for
    director compensation                        1,950        -           40          -                -                40

  Comprehensive income:
    Net income                                   -            -        -             37,665            -            37,665
    Foreign currency translation                 -            -        -              -              (346)            (346)
                                            ----------      ----    --------      ---------       -------         --------
  Total comprehensive income                     -            -        -             37,665          (346)          37,319
                                            ----------      ----    --------      ---------       -------         --------

BALANCE, DECEMBER 31, 1998                  24,125,055      $241    $705,399      $(389,050)      $(1,157)        $315,433
                                            ==========      ====    ========      =========       =======         ========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                               1998           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                       $    37,665    $    18,041    $  (147,284)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation                                                                              305,024        275,432        225,521
    Amortization                                                                               11,991          7,448         10,394
    Net losses (gains) from disposition of revenue-earning vehicles                            (5,538)        11,431         (3,484)
    Impairment losses                                                                           1,305            -          157,758
    Provision for losses on accounts and notes receivable                                       6,891          2,942          8,404
    Change in assets and liabilities, net of acquisitions:
      Accounts and notes receivable                                                            26,654        (59,199)        13,266
      Prepaid expenses, intangibles and other assets                                           (9,199)        (6,361)         1,715
      Deferred income taxes                                                                    (2,126)         9,251          8,626
      Accounts payable, accrued liabilities and income taxes payable                          (20,882)        26,862         23,135
      Public liability and property damage                                                      1,932         12,452          3,886
      Other                                                                                        58           (334)           (26)
                                                                                          -----------    -----------    -----------

           Net cash provided by operating activities                                          353,775        297,965        301,911

CASH FLOWS FROM INVESTING ACTIVITIES:
  Revenue-earning vehicles:
    Purchases                                                                              (2,093,581)    (1,847,957)    (1,615,615)
    Proceeds from sales                                                                     1,782,562      1,371,496      1,241,879
  Restricted cash and investments, net                                                         75,725        (34,047)        35,240
  Property and equipment:
    Purchases                                                                                 (21,899)       (13,334)       (13,378)
    Proceeds from sales                                                                           691          2,656           -
  Acquisition of businesses, net of cash acquired                                              (4,617)          (397)        (4,425)
                                                                                          -----------    -----------    -----------

           Net cash used in investing activities                                             (261,119)      (521,583)      (356,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Debt and other obligations:
    Proceeds                                                                                1,603,678      2,206,482      1,174,200
    Payments                                                                               (1,708,819)    (2,029,353)    (1,061,453)
  Cash management/working capital - Chrysler, net                                                -            38,267        (58,507)
  Issuance of common shares in public offering                                                  9,648         66,836          -
  Vehicle financing issue costs                                                                (3,732)        (5,965)          (657)
                                                                                          -----------    -----------    -----------

           Net cash provided by (used in) financing activities                                (99,225)       276,267         53,583
                                                                                          -----------    -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                            (6,569)        52,649           (805)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                                            56,074          3,425          4,230
                                                                                          -----------    -----------    -----------

  End of year                                                                             $    49,505    $    56,074    $     3,425
                                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for:
    Income taxes to taxing authorities                                                    $    30,112    $     3,235    $     2,348
                                                                                          ===========    ===========    ===========
    Interest                                                                              $    98,514    $    95,253    $    82,180
                                                                                          ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:
  Reversal of valuation allowance on pre-acquisition net operating loss carryforwards     $     -        $    22,400    $      -
                                                                                          ===========    ===========    ===========
  Issuance of common stock for director compensation                                      $        40    $      -       $      -
                                                                                          ===========    ===========    ===========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Dollar Thrifty Automotive Group, Inc. ("Dollar Thrifty Group" or the "Company") is the successor to Pentastar Transportation Group, Inc. and subsidiaries. Prior to December 23, 1997, the Company was a wholly owned subsidiary of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). On December 23, 1997, the Company completed an initial public offering of all its outstanding common stock owned by DaimlerChrysler together with additional shares issued by the Company (Note 9).

      The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar"), Thrifty, Inc., Rental Car Finance Corp. ("RCFC") and Dollar Thrifty Funding Corp. ("DTFC"). Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (individually and collectively referred to as "Thrifty"). Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are reflected in the accompanying consolidated financial statements. RCFC and DTFC are special purpose financing entities for the Dollar Thrifty Group, which were formed in 1995 and 1998, respectively. The term the "Company" is used to refer to Dollar Thrifty Group and subsidiaries, collectively, and to the individual subsidiaries of Dollar Thrifty Group. Intercompany accounts and transactions have been eliminated in consolidation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Business - Dollar and Thrifty are engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores and in the business of leasing vehicles to their franchisees for use in the daily vehicle rental business throughout the United States and Canada. Dollar and Thrifty are also involved in selling vehicle rental franchises worldwide and providing sales and marketing, reservations, data processing systems, insurance and other services to their franchisees. RCFC and DTFC provide financing services to Dollar and Thrifty.

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

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand
      and  on  deposit,   including  highly  liquid   investments  with  initial
      maturities of three months or less.

      Restricted Cash and Investments - Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 8). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $4,706,000, $2,382,000 and $4,526,000 for 1998, 1997 and 1996,
      respectively.

      Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

      Revenue-Earning Vehicles - Revenue-earning vehicles are stated at cost net of related discounts and are depreciated over their estimated economic lives, or at rates corresponding to manufacturers' guaranteed residual values, where applicable. Depreciation rates range from approximately 0.9% to 2.5% per month. Net gains and losses from sales of revenue-earning vehicles are recorded as an adjustment to vehicle depreciation.

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

      Intangible Assets - Intangible assets are amortized using the straight-line basis. Cost in excess of net assets acquired is amortized over forty- and thirty-year periods. Other intangible assets are amortized over periods ranging from five to ten years. The Company continually assesses the recoverability of the cost in excess of net assets acquired based on its estimates of the expected future cash flows of the operations to which such amounts relate.

      Long-Lived Assets - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

      Accounts Payable - Disbursements in excess of bank balances of $42,393,000 and $71,765,000 are included in accounts payable at December 31, 1998 and 1997, respectively.

      Public Liability and Property Damage - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims are utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 1998.

      Foreign Currency Translation - Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' equity and comprehensive income (loss).

      Comprehensive Income - In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires presentation of comprehensive income (net income plus all other changes in net assets from non-owner sources). The Company's comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity.

      Revenue Recognition - The Company rents revenue-earning vehicles under short-term rental contracts. Revenues are recognized as earned under the terms of the rental contracts. The Company also leases revenue-earning vehicles to franchisees primarily under operating leases. Revenues are recognized as earned over the lease term.

      Initial  franchise  fees  are  recognized  at  the  date  of  sale  of the franchise, which coincides with commencement of operations by the franchisee. Continuing franchise fees are reported as revenue as the fees are earned.

      Advertising Costs - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $35,863,000, $37,000,000 and $34,958,000 for 1998, 1997 and 1996, respectively.

      Thrifty's primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad"). Thrifty made payments of $3,073,000, $4,222,000 and $4,163,000 in 1998, 1997 and 1996, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $1,790,000, $1,741,000 and $1,530,000 during 1998, 1997 and 1996, respectively, which are recorded as offsets to selling, general and administrative expense.

      Environmental Costs - The Company's operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

      Income Taxes - Prior to December 23, 1997, the Company's U.S. operations were included in the consolidated U.S. income tax returns of DaimlerChrysler. U.S. operating results subsequent to that date are included in the Company's U.S. consolidated returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

      Earnings Per Share - Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company has utilized the treasury stock method.

      Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

      New Accounting Standards - Effective January 1, 1999, the Company will adopt Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company is currently evaluating SOP 98-1, but does not expect its adoption will have a material impact on its consolidated financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. SFAS No. 133 is effective for the Company beginning January 1, 2000. The Company plans to adopt the standard when required.

      Reclassifications - Certain  reclassifications  have been made in the 1997
      and  1996   consolidated   financial   statements   to   conform   to  the
      classification used in 1998.

3.    ACQUISITIONS

      During 1998, Dollar acquired certain assets and assumed certain liabilities of its former San Diego and Phoenix franchisees. Total cash paid for these two acquisitions was $4,617,000, net of cash acquired. In November 1996, Dollar acquired certain assets and assumed certain liabilities of Trynd, Inc. and AHL, Inc., its former Denver and Dallas franchisees. Dollar paid $4,425,000 in cash, net of cash acquired, and assumed net liabilities of $218,000. These transactions have been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material to the respective years of acquisition, are included in the consolidated statement of operations of the Company. At December 31, 1998, cost in excess of net assets of Dollar franchisees acquired of $19,695,000 is being amortized on the straight-line basis over thirty years.

4.    ACCOUNTS AND NOTES RECEIVABLE

      Accounts and notes receivable consist of the following:

                                                          December 31,
                                          --------------------------------
                                                    1998            1997
                                                       (In Thousands)
      Trade:
       Accounts receivable                       $ 75,943        $ 90,960
       Notes receivable                             8,684          10,890
      Due from DaimlerChrysler                     45,706          60,596
                                                 --------          ------
                                                  130,333         162,446
      Less allowance for doubtful accounts        (14,910)        (12,745)
                                                 --------        --------

                                                 $115,423        $149,701
                                                 ========        ========


      Trade accounts and notes receivable include primarily amounts due from franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business and amounts due from the sale of revenue earning vehicles. Included in trade accounts receivable at December 31, 1998 is approximately $903,000 due from a tour operator, which is owned by a director of the Company. During 1998, the Company received tour rental revenues of approximately $10,700,000 from this entity. Notes receivable are generally issued to certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

      Due from DaimlerChrysler is comprised primarily of amounts due under various incentive and promotion programs and amounts due from the sale of revenue-earning vehicles. In 1997 and 1996, the Company recorded net interest income of $1,873,000 and $1,165,000, respectively, on working capital amounts due from DaimlerChrysler.

5.    REVENUE-EARNING VEHICLES

      Revenue-earning vehicles consist of the following:

                                                         December 31,
                                              ---------------------------------
                                                    1998              1997
                                                         (In Thousands)

      Revenue-earning vehicles                   $1,477,506        $1,469,581
      Less accumulated depreciation                (135,440)         (150,091)
                                                 ----------        ----------

                                                 $1,342,066        $1,319,490
                                                 ==========        ==========


      Dollar and Thrifty entered into U.S. Vehicle Supply Agreements ("VSAs") with DaimlerChrysler, which commenced with the 1997 model year and expire in July 2001. Under the VSAs, DaimlerChrysler has agreed to supply certain specified volumes of vehicles, which are comprised of approximately 80% guaranteed depreciation program vehicles ("Program Vehicles"). Dollar and Thrifty are required to purchase at least 80% of their vehicles from DaimlerChrysler, up to specified volumes of which minimum amounts must be Program Vehicles. Under the terms of the VSAs, Dollar and Thrifty have agreed to advertise and promote DaimlerChrysler products exclusively, and will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue-earning vehicles from DaimlerChrysler and
      Chrysler   Canada   Ltd.   were    $2,021,105,000,    $1,799,915,000   and
      $1,612,122,000 during 1998, 1997 and 1996, respectively.

      Rent expense for vehicles leased from other vehicle manufacturers under operating leases with terms of less than one year was $14,972,000, $15,188,000 and $16,687,000 for 1998, 1997 and 1996, respectively.

      Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada of the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments received are included in proceeds from sales of revenue-earning vehicles. Additionally, the company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate. Amounts received from DaimlerChrysler for guaranteed residual value program payments, promotional payments and other incentives totaled $328,301,000, $260,976,000 and $204,117,000 in 1998, 1997 and 1996, respectively.
      Buyback payments received from Chrysler Canada Ltd. were $67,330,000, $78,385,000 and $79,039,000 in 1998, 1997 and 1996, respectively.

 6.   PROPERTY AND EQUIPMENT

      Major classes of property and equipment consist of the following:

                                                               December 31,
                                                         -----------------------
                                                           1998           1997
                                                               (In Thousands)

       Land                                              $ 14,275      $ 14,307
       Buildings and improvements                          14,380        12,201
       Furniture and equipment                             42,809        34,945
       Leasehold improvements                              36,743        32,211
       Construction in progress                            11,546         8,450
                                                         --------      --------
                                                          119,753       102,114
       Less accumulated depreciation and amortization     (48,856)      (40,072)
                                                         --------      --------
                                                         $ 70,897      $ 62,042
                                                         ========      ========

 7.   INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                             December 31,
                                                      --------------------------
                                                         1998             1997
                                                            (In Thousands)

       Cost in excess of net assets acquired          $ 246,526       $ 241,778
       Other                                             30,008          30,522
                                                      ---------       ---------
                                                        276,534         272,300
       Less accumulated amortization                   (102,120)        (95,932)
                                                      ---------       ---------
                                                      $ 174,414       $ 176,368
                                                      =========       =========

      In 1996, DaimlerChrysler committed to a plan of disposal for Thrifty and the Company recognized a $155 million intangible asset impairment loss to reduce Thrifty's carrying value to estimated fair value less cost to sell. Management's estimate of the fair value of Thrifty was based principally on analysis of non-binding bids. In connection with the successful completion of the offering of the Company's common stock in December 1997, management abandoned the plan to dispose of Thrifty.

      As a result of continuing operating losses incurred by Thrifty Canada, Ltd. ("TCL"), a wholly owned subsidiary, during 1996, management assessed the carrying value of intangible assets related to TCL and recorded an intangible asset impairment loss of $2,758,000 (pre- and after-tax). The intangible asset impairment loss was based on the estimated recoverable value of TCL utilizing historical cash flows as the basis for estimating discounted future cash flows of that operation.

      In connection with the Company's separation from DaimlerChrysler in December 1997, the Company realized certain pre-acquisition net operating loss carryforwards for which valuation allowances had previously been established. The realization of these net operating loss carryforwards resulted in a reduction of cost in excess of net assets acquired and income tax valuation allowances of $22,400,000.


 8.   DEBT AND OTHER OBLIGATIONS

      Debt and other obligations consist of the following:

                                                            December 31,
                                                    ----------------------------
                                                       1998              1997
                                                           (In Thousands)
       Vehicle Debt and Obligations:
        Asset backed notes, net of discount         $1,182,998        $1,369,077
        Commercial paper, net of discount               79,786              -
        Deferred vehicle rent                           46,906            43,654
        Other vehicle debt                               3,884             5,519
                                                    ----------        ----------
                                                     1,313,574         1,418,250
       Other Notes Payable                                 225               437
                                                    ----------        ----------
       Total debt and other obligations             $1,313,799        $1,418,687
                                                    ==========        ==========

      Vehicle Debt and Obligations

      Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in December 1997 (the "1997 Series notes") and December 1995 (the "1995 Series notes") and variable funding notes issued in 1996.

      The 1997 Series notes total $900,000,000 and are comprised of $866,596,000 (with a discount of $631,000 at December 31, 1998) of fixed rate notes, with rates ranging from 6.25% to 6.8% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus .95% to LIBOR plus 1.05% (6.61% to 6.71% at December 31, 1998 and 7.06% to 7.16% at December
      31, 1997).

      The 1995 Series notes total  $283,667,000  (1998) and $450,000,000  (1997)
      and are comprised of $190,000,000 (with a discount of $38,000 and $57,000 at December 31, 1998 and 1997, respectively) of 6.6% fixed rate notes and $93,667,000 (1998) and $260,000,000 (1997) of floating rate notes, with interest at rates ranging from LIBOR plus .70% to LIBOR plus 1.25% (6.36% to 6.91% at December 31, 1998 and 6.81% to 7.36% at December 31, 1997).

      The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available first to satisfy the claims of its creditors. At December 31, 1998 and 1997, letters of credit totaling $28,560,000 and $38,200,000, respectively, issued on behalf of DaimlerChrysler, also serve as collateral for the asset backed notes. These letters of credit will continue to decline over the next five years. DaimlerChrysler has liens on and collateral interest in certain assets of the Company. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through overcollateralization of the vehicle fleet or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

      The asset backed notes mature from 1999 through 2005 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

      Commercial Paper represents borrowings under a $615,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, the Company also entered into a 364-day, $545,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if the Company is unable to refinance maturing commercial paper by issuing new commercial paper. At December 31, 1998, the total commercial paper outstanding of $80,215,000 (with a discount of $429,000) bears interest at rates ranging from 5.2% to 5.9% and matures within 45 days.

      Deferred Vehicle Rent represents TCL financing under a Master Concurrent Lease Agreement (the "Lease Agreement") with an unrelated auto leasing trust ("Leasing Trust") for the TCL vehicle fleet. Under the Lease Agreement, Leasing Trust prepays 91% of the total lease rent due to TCL at the inception of the leases. This prepaid rent is reflected as deferred vehicle rent. The Lease Agreement has a four-year term and allows for replacement of vehicles under lease. Monthly and other periodic refunds of rent to Leasing Trust are required on certain leased vehicles. Upon disposition of vehicles, the deferred vehicle rent is refundable to Leasing Trust. TCL's beneficial interest in the vehicles leased to Leasing Trust and any amounts due to TCL directly related to the vehicles, including payments from franchisees and vehicle disposition programs, are vested in the Lease Agreement.

      This transaction included the creation of a special purpose, not-for-profit Canadian trust ("Thrifty Trust") which concurrently leases the vehicles from TCL for a four-year term and simultaneously leases such vehicles to the TCL franchisees and company-operated stores. The term of the Lease Agreement is concurrent with the term of the lease between TCL and Thrifty Trust. Due to the nature of the relationship between TCL and Thrifty Trust, the consolidated financial statements include the accounts of Thrifty Trust and all material intercompany accounts and transactions have been eliminated.

      Leasing Trust has committed to funding of approximately CDN$125,000,000 (approximately US$81,688,000 at December 31, 1998) under the Lease
      Agreement and TCL pays a fee of 0.1% on the unused portion of this commitment. The Lease Agreement also provides a CDN$11,000,000 (approximately US$7,200,000 at December 31, 1998) revolving line of credit to fund vehicle acquisitions. No amounts were outstanding under this line at December 31, 1998 and CDN$1,500,000 (approximately US$1,049,000) was outstanding at December 31, 1997. The four-year funding commitment from Leasing Trust is supported by underlying bank financing that is required to be renewed by Leasing Trust annually. The deferred vehicle rent and revolving line of credit amounts bear interest based on the bankers' acceptance rate plus .78% and .88%, at December 31, 1998 and 1997, respectively, or the Canadian prime rate plus .125%. The weighted average interest rate on deferred vehicle rent at December 31, 1998 and 1997 was 5.9% and 4.9%, respectively.

      The Lease Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a limitation on the percentage of vehicles which are not covered by manufacturer repurchase programs, and the maintenance by TCL of a specified minimum tangible net worth.

      Other Vehicle Debt at December 31, 1998 includes $3,760,000 of borrowings collateralized by shuttle buses financed. The net weighted average interest rate at December 31, 1998 and 1997 was 8.5%. In December 1998, the Company established a $2,000,000 vehicle line of credit facility with interest at LIBOR plus 2% (7.7% at December 31, 1998) payable monthly through November 30, 2000. At December 31, 1998, $124,000 was outstanding under this new line.

      During 1997 and 1996, while the Company was a subsidiary of DaimlerChrysler, total interest expense on all DaimlerChrysler vehicle and other debt, net of interest subvention, was $55,425,000 and $46,332,000, respectively.


      Expected repayments of vehicle debt and obligations outstanding at December 31, 1998 are as follows:


                              1999        2000      2001       2002       2003    Thereafter
                                                    (In Thousands)
       Asset backed notes   $ 89,667   $264,181   $229,819   $170,386   $229,614   $200,000
       Commercial paper       80,215       -          -          -          -          -
       Deferred vehicle
         rent                 46,906       -          -          -          -          -
       Other vehicle debt      2,290        991        253        295         55       -
                            --------   --------   --------   --------   --------   --------
       Total                $219,078   $265,172   $230,072   $170,681   $229,669   $200,000
                            ========   ========   ========   ========   ========   ========


      Other Notes Payable

      In December 1997, the Company established a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver provides sub-limits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. At December 31, 1998, the Company is required to pay a 0.375% commitment fee on the unused available line, a 2% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, Federal funds or Eurodollar rates and are payable quarterly. The Revolver is secured by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends. The Company had letters of credit of $20,059,000 and no working capital borrowings outstanding under the Revolver at December 31, 1998.

      Maturities of other notes payable at December 31, 1998 are as follows:
      $116,000 (1999), $43,000 (2000),$48,000 (2001) and $18,000 (2002).

 9.   STOCKHOLDERS' EQUITY

      The Company completed an initial public offering of its common stock on December 23, 1997. The Company issued and sold 3,625,000 shares of its common stock (2,500,000 "primary shares" and 1,125,000 "over allotment shares") and DaimlerChrysler sold all of the 20,000,000 outstanding shares of the Company's common stock that it owned ("secondary shares"). On January 15, 1998, 498,105 additional over allotment shares were issued by the Company. The common stock was sold at an initial price of $20.50 per share. The Company received net proceeds of $66,836,000 and $9,648,000, respectively, from the issuance of the shares. The proceeds received by the Company from the offering were used to provide collateral for financing of revenue-earning vehicles and for other general corporate purposes.

      On July 23, 1998, the Company adopted a stockholders' rights plan. The rights were issued on August 3, 1998, to stockholders of record on that date, and will expire on August 3, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

      The plan provides for the issuance of one right for each outstanding share of the Company's common stock. Upon the acquisition by a person or group of 15% or more of the Company's outstanding common stock, the rights generally will become exercisable and allow the stockholder, other than the acquiring person or group, to acquire common stock at a discounted price. An exception was made for an institutional investor whose holdings exceeded 15% at the adoption date.

      The plan also includes an exchange option after the rights become exercisable. The Board of Directors may effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company's common stock for each right. The Board of Directors may redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable.

      The issuance of the rights has no dilutive effect on the number of common shares outstanding and does not affect earnings per share.

10.   EARNINGS PER SHARE

      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:


                                                       1998           1997          1996
                                               (In Thousands, Except Share and Per Share Data)
       Net Income (Loss)                          $    37,665    $    18,041    $  (147,284)

       Basic EPS:
        Weighted average common shares             24,105,837     20,089,384     20,000,000

       Basic EPS                                  $      1.56    $      0.90    $     (7.36)
                                                  ===========    ===========    ===========
       Diluted EPS:
        Weighted average common shares             24,105,837     20,089,384     20,000,000

       Shares contingently issuable:
        Stock options                                  43,569           -             -
        Performance awards                             37,350           -             -
        Director compensation shared deferred           3,197           -             -
                                                  -----------    -----------    -----------
       Shares applicable to diluted                24,189,953     20,089,384     20,000,000
                                                  -----------    -----------    -----------
       Diluted EPS                                $      1.56    $      0.90    $     (7.36)
                                                  ===========    ===========    ===========


      Options to purchase 1,155,000 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

11.   EMPLOYEE BENEFIT PLANS

      Employee Benefit Plans

      The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company contributes 50% up to 5% of the employee's contribution for a maximum matching contribution by the Company of 2-1/2% of the employee's base salary. Contributions by the Company amounted to $1,037,000, $938,000 and $793,000 in 1998, 1997 and
      1996, respectively.

      The Company has profit sharing plans for all full-time employees not covered by a company performance bonus plan. Expense related to these plans was $2,762,000 and $2,455,000 in 1998 and 1997, respectively.

      Deferred Compensation and Retirement Plans

      The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, is $4,335,000 as of December 31, 1998. Contributions to these plans totaled $2,086,000, $273,000 and $292,000 in 1998, 1997 and 1996, respectively.

      Long-Term Incentive Plan

      The Company has a long-term incentive plan ("LTIP") for employees and non-employee directors which provides for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. Ten percent of the Company's initial common stock outstanding was authorized for issuance under the LTIP (2,412,798 shares), with an evergreen provision that allows for the number of shares reserved to increase proportionately when shares outstanding are increased.

      The Board of Directors, upon the recommendation of the Human Resources and Compensation Committee, is authorized to award stock options. The exercise prices for nonqualified stock options are equal to the fair market value of the Company's common stock at the date of grant, except for the initial grant which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant.

      Performance share awards are granted to Company officers and certain key employees, including the executive officers. Such awards established a target number of shares that may be earned in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against annual profit targets and stock price appreciation targets. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered on the third anniversary of the initial grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the vesting period of the grants. At December 31, 1998, the Company had 130,404 performance shares outstanding under the Plan with a three-year vesting period. These shares would become vested under certain circumstances, including a change of control. The Company recognized $481,000 of compensation cost in 1998 for performance share awards.

      During 1998, the Company granted a total of 1,677,000 stock options at a weighted-average exercise price of $17.60. Forfeited stock options totaled 34,000 shares in 1998 with a weighted-average price of $19.68. At December 31, 1998, 1,643,000 stock options are outstanding at a weighted-average price of $17.56. There were no awards under the LTIP made before 1998.


      Accounting for Stock-Based Compensation

      As stated in Note 2, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25 in accounting for its employee stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income for 1998 would have been reduced from the amount as reported of $37,665,000 to the pro forma amount of $34,377,000. Earnings per share as reported of $1.56 would have been reduced to the pro forma amount of $1.42.

      The pro forma amounts noted reflect the portion of the estimated fair value of awards earned in 1998 based on the vesting period of the options. No awards were granted prior to December 31, 1997.

      The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted, with the following assumptions for 1998: weighted-average expected life of the awards of five years, volatility factor of 37.5%, risk-free interest rate of 4.74% and no payment of dividends. Based on this model, the weighted-average fair value of options granted during the year was $7.10 per share.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

      The following table summarizes information regarding fixed stock options that were outstanding at December 31, 1998:


                                      Options Outstanding                 Options Exercisable
                          ------------------------------------------    ------------------------
                                        Weighted-Average   Weighted-                   Weighted-
           Range of          Number         Remaining       Average       Number       Average
           Exercise       Outstanding   Contractual Life   Exercise     Exercisable    Exercise
            Prices       (In Thousands)    (In Years)        Price     (In Thousands)   Price
       $10.50 - $14.325       488             9.72          $10.59          12          $14.325

            $20.50          1,155             9.00           20.50         384            20.50
                            -----             ----          ------         ---          -------
       $10.50 - $20.50      1,643             9.22          $17.56         396          $ 20.31
                            =====             ====          ======         ===          =======


      Under certain circumstances, including a change of control of the Company, the options outstanding would be exercisable immediately.


12.   INCOME TAXES

      Income tax expense consists of the following:

                                           Year Ended December 31,
                                   -----------------------------------
                                     1998         1997          1996
                                             (In Thousands)
       Current:
        Federal                    $28,879       $13,259      $ 6,075
        State and local              4,126           504        1,691
        Foreign                        350           413          290
                                   -------       -------      -------
                                    33,355        14,176        8,056

       Deferred:
        Federal                     (1,860)        8,653        8,890
        State and local               (266)          598         (264)
                                   -------       -------      -------
                                    (2,126)        9,251        8,626
                                   -------       -------      -------
                                   $31,229       $23,427      $16,682
                                   =======       =======      =======


      Foreign  losses  before  income  taxes  were   approximately   $1,727,000,
      $2,368,000 and $8,813,000, in 1998, 1997 and 1996, respectively

      Intercompany tax settlements for tax periods prior to December 23, 1997 resulted in payments from (to) DaimlerChrysler of ($6,320,000), $(676,000) and $5,409,000, in 1998, 1997 and 1996, respectively.

      Deferred tax assets (liability) consist of the following:

                                                                 December 31,
                                                            --------------------
                                                               1998       1997
                                                               (In Thousands)

       Depreciation                                         $(49,524)  $(49,346)
       Public liability and property damage                   30,152     29,306
       Allowance for doubtful accounts and notes receivable    5,617      4,042
       Other accrued liabilities                              12,940     14,289
       Federal and state NOL credits and carryforwards         5,328      5,832
       Canadian NOL carryforwards                              5,108      5,539
       Other                                                   4,041      2,305
                                                            --------   --------
                                                              13,662     11,967
       Valuation allowance                                    (5,108)    (5,539)
                                                            --------   --------
                                                            $  8,554   $  6,428
                                                            ========   ========


      The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 1998, TCL has net operating loss carryforwards of approximately $11,520,000 available to offset future taxable income in Canada, which expire through 2002. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses. In connection with the Company's separation from DaimlerChrysler in December 1997, the Company realized $22,400,000 of pre-acquisition net operating loss carryforwards, eliminated the related valuation allowance and recorded a reduction of cost in excess of net assets acquired. No other valuation allowances have been recorded against deferred tax assets.

      The Company's effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

                                                               Year Ended December 31,
                                         ------------------------------------------------------------------
                                                 1998                   1997                  1996
                                         -------------------    -------------------    --------------------
                                          Amount     Percent     Amount      Percent    Amount     Percent
                                                                (Amounts in Thousands)
       Tax expense (benefit)
        computed at the maximum
        U.S. statutory rate               $24,113     35.0 %     $14,514     35.0 %    $(45,711)    (35.0)%
       Difference resulting from:
        Amortization of cost in excess
         of net assets acquired             1,774      2.6         2,103      5.1         2,324       1.8
       State and local taxes, net of
        Federal income tax benefit          3,860      5.6           979      2.3         1,355       1.0
       Valuation allowance for
        foreign losses                        604      0.9           828      2.0         1,974       1.5
       Foreign taxes                          350      0.5           413      1.0           290       0.2
       Chrysler separation
        adjustments                            -        -          4,314     10.4           -          -
       Nondeductible impairment
        loss                                   -        -            -         -         55,474      42.5
       Other                                  528      0.7           276      0.7           976       0.7
                                          -------     ----       -------     ----      --------      ----
                                          $31,229     45.3 %     $23,427     56.5 %    $ 16,682      12.7 %
                                          =======     ====       =======     ====      ========      ====


      The tax provision in 1997 includes a $4,314,000 one-time charge related to the separation of the Company from DaimlerChrysler.

13.   COMMITMENTS AND CONTINGENCIES

      Concessions and Operating Leases

      The Company has certain concession agreements with airports and hotels throughout the United States and Canada. Typically, these agreements provide airport terminal counter or hotel space in return for a minimum rent. In many cases, the Company's subsidiaries are also obligated to pay insurance and maintenance costs and additional rents generally based on revenues earned at the location. Certain of the airport locations are operated by franchisees who are obligated to make the required rent and concession fee payments under the terms of their franchise arrangements with the Company's subsidiaries.

      The Company's subsidiaries operate from various leased premises under operating leases with terms up to 15 years. Some of the leases contain renewal options.


      Expenses incurred under operating leases and concessions were as follows:

                                              Year Ended December 31,
                                         -------------------------------
                                           1998       1997         1996
                                                  (In Thousands)

       Rent                              $14,694     $15,174     $14,509
       Concession expenses:
        Minimum fees                      20,832      22,447      19,463
        Contingent fees                   27,784      23,754      17,088
                                         -------     -------      ------

       Total                             $63,310     $61,375     $51,060
                                         =======     =======     =======



      Rent expense is presented in the above table net of sublease rental income
      of  $2,836,000,   $2,333,000  and  $2,457,000  in  1998,  1997  and  1996,
      respectively.

      Future minimum rentals and fees under noncancelable operating leases, net of sublease rental income of $5,550,000 and the Company's obligation for minimum airport concession fees at December 31, 1998 are presented in the following table. Concession fees-franchisee locations are required to be paid by franchisees under terms of their franchise agreements.

                              Concession Fees
                           ----------------------
                             Company-
                              Owned     Franchisee   Operating
                             Stores     Locations      Leases        Total
                                           (In Thousands)

       1999                 $ 24,820     $  1,378     $ 15,318     $ 41,516
       2000                   22,228        1,747       12,730       36,705
       2001                   18,696        1,468       10,084       30,248
       2002                   16,810        1,005        8,441       26,256
       2003                   10,701          946        6,920       18,567
       Thereafter             34,321       20,978       22,095       77,394
                             --------    --------      --------    --------

                            $127,576     $ 27,522     $ 75,588     $230,686
                            ========     ========     ========     ========


      The Company has an outstanding bid for an additional airport concession agreement, which upon execution would result in an additional commitment totaling $33,127,000 from 1999 through 2023.

      In 1997, the Company entered into a data processing services agreement. The agreement requires monthly payments totaling $4,201,000 (1999), $4,308,000 (2000), $4,420,000 (2001), $4,535,000 (2002) and $564,000
      (2003).

      Public Liability and Property Damage

      The Company is self-insured or has policy deductibles to certain limits with respect to liabilities for claims arising as a result of personal injury, property damage and employee health claims. The accrual for public liability and property damage includes amounts for incurred losses and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 1998 and 1997, these amounts have been discounted at 4.6% and 6%, respectively, (assumed risk free rate), based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $6,862,000 and $8,222,000 at December 31, 1998 and 1997, respectively. Estimated payments of public liability and property damage as of December 31, 1998 are as follows (in thousands):


       1999                                                          $40,701
       2000                                                           19,202
       2001                                                           11,087
       2002                                                            6,445
       2003                                                            3,441
       Thereafter                                                      3,605
                                                                     -------
       Aggregate undiscounted public liability and property damage    84,481
       Effect of discounting                                          (6,862)
                                                                     -------

                                                                     $77,619
                                                                     =======


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

      Other

      Liabilities include $2,661,000 and $3,552,000 at December 31, 1998 and 1997, respectively, for the estimated remaining obligations associated
      with   General   Rent-A-Car,   a  former   wholly  owned   subsidiary   of
      DaimlerChrysler that was merged with Dollar on January 1, 1993. The reduction in these liabilities included the resolution of certain outstanding matters, which resulted in a $5,000,000 reduction in selling, general and administrative expenses in 1996.

      At December 31, 1998 and 1997, the Company had other outstanding letter of credit and guarantee obligations totaling $1,958,000 and $1,352,000, respectively.

14.   BUSINESS SEGMENTS

      The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. Dollar operates company-owned stores located at major airports and derives the majority of its revenues by providing rental vehicles and services directly to rental customers. Thrifty operates primarily through franchisees serving both the airport and local markets, and it derives the majority of its revenues from franchising fees and services including vehicle leasing.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit and loss from operations before income taxes.

      Information by industry segment is set forth below:


      Year Ended
      December 31, 1998                         Dollar      Thrifty        Other    Consolidated
                                                               (In Thousands)
      Revenues from external customers       $  659,719     $237,800     $    889     $  898,408
      Interest expense, net (a)                  54,767       33,195          764         88,726
      Depreciation and amortization             196,973      112,785        1,719        311,477
      Income before income taxes                 50,055       18,839          -           68,894

      Segment assets                         $1,137,405     $628,409     $ 99,486     $1,865,300
      Expenditures for segment assets        $1,299,346     $813,849     $  2,285     $2,115,480



      Year Ended
      December 31, 1997                         Dollar      Thrifty        Other    Consolidated
                                                               (In Thousands)
      Revenues from external customers       $  616,281     $226,346     $  1,161     $  843,788
      Interest expense, net (a)                  56,902       29,619        1,331         87,852
      Depreciation and amortization             182,004      110,948        1,359        294,311
      Income before income taxes                 34,721        5,246        1,501         41,468

      Segment assets                         $1,107,583     $600,864     $233,763     $1,942,210
      Expenditures for segment assets        $1,092,008     $768,635     $    648     $1,861,291



      Year Ended
      December 31, 1996                         Dollar      Thrifty        Other    Consolidated
                                                               (In Thousands)
      Revenues from external customers       $  497,467     $204,937     $  1,487     $  703,891
      Interest expense, net(a)                   45,129       26,449        1,290         72,868
      Depreciation and amortization             141,517       89,070        1,844        232,431
      Income (loss) before income taxes(b)       18,432        8,921         (197)        27,156

      Segment assets                         $  956,226     $637,190     $ 54,535     $1,647,951
      Expenditures for segment assets        $  962,991     $666,002     $   -        $1,628,993


      (a) Management primarily relies on net interest, not the gross interest revenue and expense amounts, in assessing segment performance.

      (b) Income before income taxes for the year ended December 31, 1996 excludes an intangible asset impairment loss of $157,758,000 related to DaimlerChrysler's decision to dispose of Thrifty as a non-core asset and an impairment loss related to TCL.

      Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                   Years Ended December 31,
                                            ------------------------------------
                                              1998          1997          1996
                                                       (In Thousands)
      Revenues:
       United States                        $856,772      $801,088      $662,197
       Other foreign countries                41,636        42,700        41,694
                                            --------      --------      --------

                                            $898,408      $843,788      $703,891
                                            ========      ========      ========

      Long-lived assets:
       United States                        $243,854      $237,237      $265,738
       Other foreign countries                 1,457         1,173         1,271
                                            --------      --------      --------

                                            $245,311      $238,410      $267,009
                                            ========      ========      ========



      Revenues are attributed to geographic regions based on the location of the
      transaction.   Long-lived   assets  include  property  and  equipment  and
      intangible assets.

15.   CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

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

      CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND PUBLIC LIABILITY AND PROPERTY DAMAGE - The carrying amounts of these items are a reasonable estimate of their fair value.

      DEBT AND OTHER OBLIGATIONS - The carrying amounts of debt and other obligations are a reasonable estimate of their fair value based on interest rates and other terms currently available to the Company.

      LETTER OF CREDIT AND GUARANTEED OBLIGATIONS - The estimated fair value of these items is $196,000 and $135,000 at December 31, 1998 and 1997, respectively.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the quarterly operating results during 1998 and 1997 follows:


                                                                             Basic and
                                                                              Diluted
                                                   Income (Loss)              Earnings
                                       Operating      Before      Net Income  (Loss)
                           Revenues      Income    Income Taxes     (Loss)   Per Share
                                    (In Thousands Except Per Share Amounts)
       1998
        First quarter      $191,332     $ 22,913     $  2,917     $    822     $  0.03
        Second quarter      227,177       41,132       17,114        9,213        0.38
        Third quarter       274,701       69,305       42,020       24,151        1.00
        Fourth quarter      205,198       29,687        6,843        3,479        0.14
                           --------     --------     --------     --------     -------

                Total year $898,408     $163,037     $ 68,894     $ 37,665     $  1.56
                           ========     ========     ========     ========     =======

       1997
        First quarter      $177,101     $ 18,351     $   (957)    $ (1,319)    $ (0.07)
        Second quarter      212,883       40,698       17,029        9,168        0.45
        Third quarter       262,418       55,772       28,486       16,371        0.82
        Fourth quarter      191,386       20,509       (3,090)      (6,179)      (0.30)
                           --------     --------     --------     --------     -------

                Total year $843,788     $135,330     $ 41,468     $ 18,041     $  0.90
                           ========     ========     ========     ========     =======



      Operating income in the table above represents pre-tax income (loss) before interest and amortization of costs in excess of net assets acquired.

      The tax provision in the fourth quarter of 1997 includes a $4,314,000 one-time income tax charge related to the Company's separation from DaimlerChrysler.

17.   SUBSEQUENT EVENTS

      On February 8, 1999, the Company entered into a five-year telecommunications contract which requires annual payments of $5,100,000 through 2004 for a total commitment of $25,500,000. This agreement replaces previous separate Dollar and Thrifty telecommunication contracts.

      On February 18, 1999, Thrifty completed a five-year CDN$150,000,000 (approximately US$109,000,000) program to finance its Canadian fleet. The new financing also provides an additional CDN$15,000,000 (approximately US$9,800,000) revolving line of credit to fund vehicle acquisitions. Under this new program, amounts advanced for the purchase of vehicles are funded through the issuance of asset backed commercial paper by a conduit financing source. The existing Canadian fleet financing will be phased out as the vehicles financed thereunder are taken out of service.

      On March 4, 1999, the Commercial Paper Program was renewed for another year at a maximum size of $640,000,000 backed by a renewal of the Liquidity Facility totaling $575,000,000.

                                     ******


SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------


                                        BALANCE AT    ADDITIONS                BALANCE AT
                                        Beginning    Charged to                  End of
                                         of Year       Income     Deductions      Year
                                                          (In Thousands)
1998

Allowance for doubtful accounts          $12,745     $ 6,891      $ (4,726)     $14,910
                                         =======     =======      ========      =======

Public liability and property damage     $75,687     $44,528      $(42,596)     $77,619
                                         =======     =======      ========      =======

1997

Allowance for doubtful accounts          $16,622     $ 2,942      $ (6,819)     $12,745
                                         =======     =======      ========      =======

Public liability and property damage     $63,235     $51,708      $(39,256)     $75,687
                                         =======     =======      ========      =======

1996

Allowance for doubtful accounts          $19,340     $ 8,404      $(11,122)     $16,622
                                         =======     =======      ========      =======

Public liability and property damage     $59,349     $36,650      $(32,764)     $63,235
                                         =======     =======      ========      =======


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 1998 and 1997.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Reference is made to the information appearing under the captions "Biographical Information Regarding Director Nominees and Named Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      Reference is made to the information appearing under the captions "Meetings, Committees and Compensation of the Board of Directors - Compensation," "Meetings, Committees and Compensation of the Board of Directors
- Certain Understandings," and "Executive Compensation" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Reference is made to the information appearing under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1998, and is incorporated herein by reference.


                                     PART IV
                                     -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)         Documents filed as a part of this report

            (1) All Financial Statements.  The response to this  portion of Item
                14 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.


            (2) Financial Statement  Schedules.  Schedule  II  -  Valuation  and
                Qualifying Accounts - Years Ended December 31, 1998, 1997 and 1996 is set forth under Part II - Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

            (3) Index of Exhibits

        Exhibit No.                        Description

            1.1 Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

            1.2 Form of Subscription Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

            3.1 Certificate of Incorporation of the Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            3.2 By-Laws of the Company, as amended, which became effective September 24, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

            4.1 Form of Certificate of Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.2 Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.3 Series 1995-1 Supplement to Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.4 Master Motor Vehicle Lease and Servicing Agreement dated as of December 13, 1995 between Thrifty Car Rental
                       Finance Corporation and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.5 Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.6 Form of Revolving Credit Agreement among the Company, Dollar, Thrifty and the Institutions named therein, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.7 Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.8 Form of Master Motor Vehicle Lease and Servicing Agreement among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.9 Commitment Letter dated November 19, 1997, among Credit Suisse First Boston, The Chase Manhattan Bank, Chase Securities Inc., Dollar, Thrifty and the Company regarding a $230,000,000 Revolving Credit Facility and a $545,000,000 Commercial Paper Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            4.10 Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among the Company, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.11       Chrysler  Support  Letter  of  Credit  and  Reimbursement
                       Agreement dated as of December 23, 1997 among DaimlerChrysler, Dollar, Thrifty, the Company, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.12 Series 1998-1 Supplement to Base Indenture dated as of March 4, 1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.13 Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.14 Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.15 Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.16 Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.17 Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.18 Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., the Company, Credit Suisse First Boston Corporation and Chase Securities, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

            4.19 Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with the Company's Form 8-K, filed July 24, 1998*

            5 Opinion of Debevoise & Plimpton regarding legality of the Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No.333-39661,which became effective December 16, 1997***

            10.1 Vehicle Supply Agreement between DaimlerChrysler and Dollar, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.2 Amended and Restated Vehicle Supply Agreement between DaimlerChrysler and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.3 Employment Continuation Agreement between the Company and Joseph E. Cappy dated September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

            10.4 Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

            10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, dated as of December 5, 1998, by and among the Company, Thrifty, Dollar and Bank of Oklahoma, N.A.**

            10.6       [Reserved]

            10.7       [Reserved]

            10.8 Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.9 Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.10 Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.11 Tax Sharing and Disaffiliation Agreement between DaimlerChrysler and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            10.12 Form of Indemnification Agreement between the Company and DaimlerChrysler, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

            21         Subsidiaries of the Company**

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

            27.1       Financial Data Schedule**

----------

*           Incorporated by reference
**          Filed herewith
***         Not incorporated by reference in this report



(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 1998.

(c)         Filed Exhibits

            The response to this item is submitted as a separate section of this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 1999           DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                                By:   /s/ JOSEPH E. CAPPY
                                     ----------------------------------
                                Name: Joseph E. Cappy
                                Title: President and Principal Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Name                         Title                                            Date

  /s/ JOSEPH E. CAPPY          Chairman of the Board                            March 19, 1999
  -------------------          Chief Executive Officer
  Joseph E. Cappy              President and Director



  /s/ STEVEN B. HILDEBRAND     Vice President                                   March 19, 1999
  ------------------------     Principal Financial Officer
  Steven B. Hildebrand         Principal Accounting Officer



  /s/ DONALD M. HIMELFARB      Executive Vice President and Director            March 19, 1999
  -----------------------      President of Thrifty, Inc.
  Donald M. Himelfarb


  /s/ GARY L. PAXTON           Executive Vice President and Director            March 19, 1999
  ------------------           President of Dollar Rent A Car Systems, Inc.
  Gary L. Paxton


  /s/ THOMAS P. CAPO           Director                                         March 19, 1999
  ------------------
  Thomas P. Capo


  /s/ EDWARD J. HOGAN          Director                                         March 19, 1999
  -------------------
  Edward J. Hogan


  /s/ EDWARD C. LUMLEY         Director                                         March 19, 1999
  --------------------
  Edward C. Lumley


  /s/ JOHN C. POPE             Director                                         March 19, 1999
  ----------------
  John C. Pope


  /s/ JOHN P. TIERNEY          Director                                         March 19, 1999
  -------------------
  John P. Tierney


  /s/ EDWARD L. WAX            Director                                         March 19, 1999
  -----------------
  Edward L. Wax


                                 INDEX TO EXHIBITS
                                 -----------------

Exhibit Number                                 Description
--------------                                 -----------


10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, dated as of December 5, 1998, by and among the Company, Thrifty, Dollar and Bank of Oklahoma, N.A.

21                            Subsidiaries of the Company

27.1                          Financial Data Schedule