Form 10-K/A
period 1998-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1999-03-31
CIK 1049108

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

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

--------------------------------------------------------------------------------

      The registrant hereby amends and restates in its entirety, Item 6 of Part II of its Annual Report on Form 10-K for the year ended December 31, 1998 to restate the System-Wide Data to conform to the classifications used in 1998.


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


                                                                              Years Ended December 31,(b)
                                                          --------------------------------------------------------------------
                                                               1994           1995          1996          1997         1998
                                                               ----           ----          ----          ----         ----
      STATEMENT OF OPERATIONS
      (IN THOUSANDS):
      Revenues:
        Vehicle rental ................................   $   413,424    $   372,508    $   497,239    $  620,045   $  635,033
        Vehicle leasing ...............................       172,999        177,836        149,713       164,701      202,371
        Fees and services .............................        58,966         49,382         47,597        49,143       51,770
      Other ...........................................         8,614          9,653          9,342         9,899        9,234
                                                          -----------    -----------    -----------    ----------   ----------
          Total revenues ..............................       654,003        609,379        703,891       843,788      898,408
                                                          -----------    -----------    -----------    ----------   ----------
      Costs and expenses:
        Direct vehicle and operating ..................       234,370        190,577        242,466       281,485      285,457
        Vehicle depreciation, net .....................       210,975        196,367        213,143       277,276      288,443
        Selling, general and administrative ...........       143,155        123,439        140,089       149,697      161,471
        Interest expense, net .........................        83,526         78,817         72,868        87,852       88,726
        Amortization of cost in excess of  net
         assets acquired ..............................        11,517         10,456          8,169         6,010        5,417
        Intangible asset impairment losses ............           -             -           157,758           -           -
        Restructuring charge (reversal) ...............        (7,000)          -              -              -           -
        Loss on sale of Snappy ........................        40,893           -              -              -           -
                                                          -----------    -----------    -----------    ----------   ----------
          Total costs and expenses ....................       717,436        599,656        834,493       802,320      829,514
                                                          -----------    -----------    -----------    ----------   ----------


      Income (loss) before income taxes ...............       (63,433)         9,723       (130,602)       41,468       68,894
      Income tax expense (benefit) ....................       (12,755)         9,753         16,682        23,427       31,229
                                                          -----------    -----------    -----------    ----------   ----------
      Net income (loss)(a) ............................   $   (50,678)   $       (30)   $  (147,284)   $   18,041   $   37,665
                                                          ===========    ===========    ===========    ==========   ==========

      Basic and diluted earnings (loss)
      per share (a) ...................................   $     (2.53)   $      0.00    $     (7.36)   $     0.90   $     1.56
                                                          ===========    ===========    ===========    ==========   ==========

      BALANCE SHEET DATA (IN THOUSANDS):
      Revenue-earning vehicles, net ...................   $   991,276    $   958,799    $ 1,120,346    $1,319,490   $1,342,066
      Total assets ....................................     1,585,651      1,657,823      1,647,951     1,942,210    1,865,300
      Total debt ......................................     1,047,065      1,128,811      1,241,558     1,418,687    1,313,799
      Stockholders' equity ............................       331,159        331,189        183,883       268,426      315,433




                                                                              Years Ended December 31 ,
                                                           --------------------------------------------------------------------
                                                               1994           1995          1996          1997         1998
                                                               ----           ----          ----          ----         ----
  System-Wide Data (U.S. and Canada)(c):
  Vehicle rental revenue (in thousands)(b):
    Company-owned stores ..............................    $  360,000     $  373,000     $  497,000    $  620,000   $  635,000
    Franchisee locations ..............................       558,000        556,000        502,000       516,000      620,000
                                                           ----------     ----------     ----------    ----------   ----------
        Total vehicle rental revenue ..................    $  918,000     $  929,000     $  999,000    $1,136,000   $1,255,000
                                                           ==========     ==========     ==========    ==========   ==========
  Rental locations:
    Company-owned stores ..............................           169            162            156           139          139
    Franchisee locations ..............................           773            720            729           752          763
                                                           ----------     ----------     ----------    ----------   ----------
        Total rental locations ........................           942            882            885           891          902
                                                           ==========     ==========     ==========    ==========   ==========
  Average number of vehicles
  operated during the period
  by company-owned stores
  and franchisees .....................................        98,974         93,989         94,992       103,417      111,652

  Peak number of vehicles
  operated during the period
  by company-owned stores
  and franchisees .....................................       117,906        108,447        110,771       122,286      134,407

  Company-Owned Stores Data
    (U.S. and Canada)(c):
  Average number of vehicles
  operated ............................................        40,083         36,246         45,037        53,719       53,983
  Number of rental
  transactions ........................................     2,230,076      2,196,611      2,817,269     3,300,420    3,320,294
  Average revenue per
   transaction ........................................    $      161     $      170     $      176    $      187   $      191

  Monthly average revenue
  per vehicle .........................................    $      748     $      856     $      917    $      959   $      980


  Vehicle Leasing Data (U.S. and Canada)(c):
  Average number of vehicles
   leased .............................................        41,072         34,373         30,583        32,814       37,709
  Average monthly lease revenue
   per unit ...........................................    $      349     $      400     $      409    $      420   $      447



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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999           DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                                By:   /s/ STEVEN B. HILDEBRAND
                                     ----------------------------------
                                Name: Steven B. Hildebrand
                                Title:Vice President, Principal Financial
                                      Officer and Principal Accounting Officer