Form 10-Q
period 1999-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1999-05-11
CIK 1049108

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes x No__

     The number of shares outstanding of the registrant's Common Stock as of May 10, 1999 was 24,125,941.


--------------------------------------------------------------------------------

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK...............................18

PART II - OTHER INFORMATION...................................................19

         ITEM 1.  LEGAL PROCEEDINGS...........................................19

         ITEM 5.  OTHER INFORMATION...........................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................19

SIGNATURES....................................................................20





                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statement of income and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1999, except for Note 17, as to which the date is March 4, 1999, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
April 21, 1999, except for
   Note 8 as to which the
   date is April 29, 1999



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 1999 AND DECEMBER 31, 1998
(In Thousands Except Share and Per Share Data)
---------------------------------------------------------------------------------------------

                                                              MARCH 31,          DECEMBER 31,
                                                                1999                1998
                                                           -------------        -------------
                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                   $    44,332          $    49,505
Restricted cash and investments                                  36,186               62,255
Accounts and notes receivable, net                              115,812              115,423
Prepaid expenses and other assets                                45,342               42,186
Revenue-earning vehicles, net                                 1,641,808            1,342,066
Property and equipment, net                                      71,605               70,897
Deferred income taxes                                             8,516                8,554
Intangible assets, net                                          172,585              174,414
                                                           -------------        -------------
                                                            $ 2,136,186          $ 1,865,300
                                                           =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                          $    49,538          $    60,862
  Accrued liabilities                                            99,200               88,426
  Income taxes payable                                            9,741                9,161
  Public liability and property damage                           75,419               77,619
  Debt and other obligations                                  1,581,349            1,313,799
                                                           -------------        -------------
Total liabilities                                             1,815,247            1,549,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 10,000,000 shares; none outstanding                    -                    -
  Common stock, $.01 par value:
    Authorized 50,000,000 shares; issued and outstanding            241                  241
       24,125,941 and 24,125,055, respectively
  Additional capital                                            705,411              705,399
  Accumulated deficit                                          (383,653)            (389,050)
  Foreign currency translation adjustment                        (1,060)              (1,157)
                                                           -------------        -------------
                                                                320,939              315,433
                                                           -------------        -------------
                                                            $ 2,136,186          $ 1,865,300
                                                           =============        =============



See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(In Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------
                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                          ----------------------------------
                                                                     (UNAUDITED)

                                                               1999                 1998
                                                          -------------        -------------
REVENUES:
  Vehicle rentals                                             $ 150,315            $ 135,057
  Vehicle leasing                                                47,502               41,566
  Fees and services                                              11,687               12,627
  Other                                                           2,047                2,082
                                                          -------------        -------------
         Total revenues                                         211,551              191,332
                                                          -------------        -------------


COSTS AND EXPENSES:
  Direct vehicle and operating                                   65,995               62,268
  Vehicle depreciation and lease charges, net                    69,636               66,949
  Selling, general and administrative                            43,920               39,202
  Interest expense, net of interest income
    of $1,093 and $2,430                                         19,851               18,644
  Amortization of cost in excess of net
    assets acquired                                               1,540                1,352
                                                          -------------        -------------
        Total costs and expenses                                200,942              188,415
                                                          -------------        -------------

INCOME BEFORE INCOME TAXES                                       10,609                2,917

INCOME TAX EXPENSE                                                5,212                2,095
                                                          -------------        -------------
NET INCOME                                                     $  5,397             $    822
                                                          =============        =============

Basic and diluted earnings per share                           $   0.22             $   0.03
                                                          =============        =============


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(In Thousands)
--------------------------------------------------------------------------------------------
                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                  --------------------------
                                                                          (UNAUDITED)
                                                                     1999           1998
                                                                  -----------    -----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   72,929      $  80,628

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Revenue-earning vehicles:
     Purchases                                                      (816,989)      (567,486)
     Proceeds from sales                                             449,352        376,756
   Restricted cash and investments, net                               26,069         41,648
   Property and equipment:
     Purchases                                                        (4,037)        (2,947)
     Proceeds from sale                                                  900             73
   Acquisition of businesses, net of cash acquired                         -         (1,014)
                                                                  -----------    -----------

        Net cash used in investing activities                       (344,705)      (152,970)
                                                                  -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt and other obligations:
     Proceeds                                                        747,604         85,549
     Payments                                                       (480,119)       (47,111)
   Issuance of common shares in public offering                           -           9,648
   Vehicle financing issue costs                                        (882)        (2,460)
                                                                  -----------    -----------

        Net cash provided by financing activities                    266,603         45,626
                                                                  -----------    -----------

 CHANGE IN CASH AND CASH EQUIVALENTS                                  (5,173)       (26,716)

 CASH AND CASH EQUIVALENTS:
   Beginning of period                                                49,505         56,074
                                                                  -----------    -----------

   End of period                                                  $   44,332      $  29,358
                                                                  ===========    ===========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc.("Dollar")and Thrifty, Inc. ("Thrifty").

         The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K/A filed with the Securities and Exchange Commission on March 19, 1999, have been followed in preparing the accompanying consolidated financial statements.

         The consolidated financial statements and notes thereto for interim periods included herein have not been audited by independent public accountants. In the Company's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

         Certain   amounts  in  the  1998  statement  of  operations  have  been reclassified to conform with current year presentation.


2.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

         Vehicle depreciation and lease charges includes the following (in thousands):


                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                           ---------------------------------
                                                                1999                1998
                                                           ------------         ------------
         Depreciation of revenue-earning vehicles, net         $ 67,895             $ 63,131
         Rents paid for vehicles leased                           1,741                3,818
                                                           ------------         ------------
                                                               $ 69,636             $ 66,949
                                                           ============         ============


3.       EARNINGS PER SHARE

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

         The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):

                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                --------------------------------

                                                     1999               1998
                                                ------------         -----------

         Net Income                              $     5,397         $       822

         Basic EPS:
          Weighted average common shares          24,125,705          24,049,360

         Basic EPS                               $      0.22         $      0.03
                                                 ===========         ===========

      Diluted EPS:
         Weighted average common shares           24,125,705          24,049,360

      Shares contingently issuable:
         Stock options                                93,117              42,245
         Performance awards                          133,212              46,151
         Director compensation shares deferred         9,109                  -
                                                 -----------         -----------


      Shares applicable to diluted                24,361,143          24,137,756
                                                 -----------         -----------

      Diluted EPS                                $      0.22         $      0.03
                                                 ===========         ===========


         At March 31, 1999, options to purchase 1,156,864 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

4.       DEBT AND OTHER OBLIGATIONS

         Debt and other obligations as of March 31, 1999 and December 31, 1998 consist of the following (in thousands):

                                                                 MARCH 31,          DECEMBER 31,
                                                                   1999                 1998
                                                              ------------         ------------

          VEHICLE DEBT AND OBLIGATIONS
            Asset backed notes, net of discount               $  1,093,394         $  1,182,998
            Commercial paper, net of discount                      440,363               79,786
            Deferred vehicle rent                                   28,564               46,906
            Other vehicle debt                                      18,836                4,008
                                                              ------------         ------------
                                                                 1,581,157            1,313,698
          OTHER NOTES PAYABLE                                          192                  101
                                                              ------------         ------------
                Total debt and other obligations              $  1,581,349         $  1,313,799
                                                              ============         ============

         On March 4, 1999, the Commercial Paper Program was renewed for another year at a maximum size of $640 million, backed by a renewal of the Liquidity Facility totaling $575 million.

         On February 18, 1999, Thrifty completed a five-year CDN $150 million (approximately US $109 million) program to finance its Canadian fleet. The new financing also provides an additional CDN $15 million (approximately US $9.8 million) revolving line of credit to fund vehicle acquisitions. Under this new program, amounts advanced for the purchase of vehicles are funded through the issuance of asset-backed commercial paper by a conduit financing source. The existing Canadian fleet financing will be phased out as the vehicles financed thereunder are taken out of service.


5.       BUSINESS SEGMENTS

         The company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes for the three months ended March 31, 1999 and 1998 are summarized below (in thousands):

        FOR THE THREE MONTHS
        ENDED MARCH 31, 1999               DOLLAR            THRIFTY         OTHER        TOTAL
        --------------------------       -----------       -----------     ---------    ---------
        Revenue                            $154,555           $56,831      $  165       $211,551
        Income before income taxes         $  5,795           $ 4,814      $   -        $ 10,609


        FOR THE THREE MONTHS
        ENDED MARCH 31, 1998
        --------------------------

        Revenue                            $141,087           $49,944      $  301       $191,332
        Income before income taxes         $    938           $ 1,979      $   -        $  2,917


6.       COMPREHENSIVE INCOME

         Comprehensive income is comprised of the following (in thousands):

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                    ----------------------------

                                                       1999               1998
                                                    ---------          ---------

         Net Income                                  $  5,397           $    822

         Foreign currency translation adjustment           97                 60
                                                    ---------          ---------
         Comprehensive income                        $  5,494           $    882
                                                    =========          =========


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


8.       SUBSEQUENT EVENTS

         On April 29, 1999, the Company issued an additional $250 million of asset backed notes ("1999 Series") for vehicle financing. Borrowings under the 1999 Series are secured by eligible vehicles and related collateral, bear interest at fixed rates from 5.9% to 7.1% and mature through February 2005.

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

RESULTS OF OPERATIONS

         The following table sets forth for the three months ended March 31, 1999 and 1998, the percentage of operating revenues represented by the items in the Company's consolidated statement of income:


                                                              THREE MONTHS
                                                           ENDED MARCH 31, (a)
                                                       -------------------------
                                                       1999             1998
                                                     ---------        ---------
                                                        (Percentage of revenues)
Revenues:
  Vehicle rentals                                        71.1%            70.6%
  Vehicle leasing                                        22.5%            21.7%
  Fees and services                                       5.5%             6.6%
  Other                                                   0.9%             1.1%
                                                     ---------        ---------
         Total revenues                                 100.0%           100.0%
                                                     ---------        ---------
Costs and expenses:
  Direct vehicle and operating                           31.2%            32.6%
  Vehicle depreciation and lease charges, net            32.9%            35.0%
  Selling, general and administrative                    20.8%            20.5%
  Interest expense, net                                   9.4%             9.7%
  Amortization of cost in excess of
     net assets acquired                                  0.7%             0.7%
                                                     ---------        ---------
         Total costs and expenses                        95.0%            98.5%
                                                     ---------        ---------
Income before income taxes                                5.0%             1.5%
Income tax expense                                        2.5%             1.1%
                                                     ---------        ---------
Net income                                                2.5%             0.4%
                                                     =========        =========

------------------------------

(a) Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the classifications used in 1999.

         The Company's major sources of revenue are as follows:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                     ---------------------------

                                                        1999             1998
                                                     ----------       ----------
                                                            (In Thousands)
        Vehicle rental revenue:
         Dollar                                       $ 144,310        $ 127,945
         Thrifty                                          6,005            7,112
                                                     ----------       ----------
                                                      $ 150,315        $ 135,057
                                                     ==========       ==========

        Vehicle leasing revenue:
         Dollar                                       $   5,569        $   7,019
         Thrifty                                         41,933           34,547
                                                     ----------       ----------
                                                      $  47,502        $  41,566
                                                     ==========       ==========


         The following table sets forth certain selected operating data of the Company for the three months ended March 31, 1999 and 1998:

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                      --------------------------

                                                         1999            1998
                                                      ----------      ----------

        COMPANY-OWNED STORES DATA
        (U.S. AND CANADA)
         Average number of vehicles operated             51,592           48,438
         Number of rental transactions                  817,578          762,058
         Average revenue per transaction              $     184        $     177
         Monthly average revenue per vehicle          $     971        $     929

        VEHICLE LEASING DATA
        (U.S. AND CANADA)
         Average number of vehicles leased               34,146           32,691
         Monthly average revenue per vehicle          $     464        $     424

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

         REVENUES

         Total revenue for the first quarter ended March 31, 1999 increased $20.2 million, or 10.6%, to $211.6 million compared to first quarter of 1998. The growth in total revenue was due to an increase in leasing revenue of 14.3% and an increase in rental revenue of 11.3% over the first quarter of 1998. Fees and services revenue declined $.9 million due primarily to a final payment received related to Dollar's terminated European franchise agreement in the first quarter of 1998. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchise acquisitions at Dollar.

         The Group's vehicle rental revenue for the first quarter of 1999 was $150.3 million, a $15.3 million increase from the first quarter of 1998. This higher revenue was due primarily to a $16.4 million increase for Dollar offset by a $1.1 million decline at Thrifty. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.1% in transactions combined with a 3.3% increase in revenue per transaction. The rental revenue growth at Dollar related to the acquisition of franchise operations and the opening of new locations was $7.4 million, which represented 45% of Dollar's total rental revenue growth in the first quarter. The decline at Thrifty was due to the re-franchising of company-owned stores in 1998.

         Vehicle leasing revenue for the first quarter of 1999 was $47.5 million, a $5.9 million increase from the first quarter of 1998. This increase in vehicle leasing revenue reflects an increase of $7.4 million, or 21.4%, in Thrifty's leasing revenue primarily due to a 10.5% increase in the average number of vehicles leased to franchisees along with a 9.7% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's leasing revenue declined $1.5 million, or 20.7% due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations during 1998.

         EXPENSES

         Total expenses increased 6.6% from $188.4 million in the first quarter of 1998 to $200.9 million in the first quarter of 1999. This increase was due primarily to a $8.6 million, or 6.1% increase at Dollar and a $4.1 million, or 8.4% increase at Thrifty. Total expenses as a percentage of revenue declined to 95.0% in 1999 from 98.5% in 1998.

         Direct and vehicle operating expenses for the first quarter of 1999 increased $3.7 million, or 6.0%, over the 1998 first quarter, comprised of a $3.9 million increase at Dollar offset by a $.2 million decline at Thrifty. The overall increase at Dollar was due to higher airport concession fees, travel agent incentives and commissions partially offset by lower insurance costs. The reduction of expenses at Thrifty was the result of re-franchising several company-owned stores during 1998

         Net vehicle depreciation expense and lease charges increased $2.7 million or 4.0% for the first quarter of 1999 as compared to the first quarter of 1998, consisting of a $1.5 million increase at Dollar and a $1.2 million increase at Thrifty. The increase was primarily due to a 7.3% increase (8.4% at Dollar and 5.7% at Thrifty) in depreciable fleet partially offset by a $2.8 million net vehicle disposition gain on the disposal of Non-Program Vehicles during the first quarter of 1999.

         Selling, general and administrative expenses of $43.9 million for 1999 increased 12.0% from $39.2 million in 1998, comprised of a $1.7 million increase at Dollar and a $3.0 million increase at Thrifty. This increase was due primarily to higher personnel costs, Year 2000 remediation costs, and costs incurred with the start-up of Thrifty Car Sales. Selling, general and administrative expenses for the Group were 20.8% of revenue for 1999 compared to 20.5% for 1998.

         Net interest expense increased $1.2 million, or 6.5% to $19.9 million in the first quarter of 1999 primarily due to a reduction in interest income from restricted cash. During the first quarter of 1999, the Company had more fully utilized the proceeds of its asset backed notes to finance growth in the vehicle rental fleet.

         The tax provision for the first quarter of 1999 was $5.2 million. The effective rate of 49.1% in the first quarter of 1999 differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded. The improvement in the effective rate as compared to first quarter 1998 was due to higher U.S. pre-tax income and improved results in Canada in the first quarter of 1999.

         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         OPERATING RESULTS

         The Group had income before income taxes of $10.6 million for 1999 as compared to $2.9 million in 1998, a 263.7% increase. This growth was due to a $4.9 million increase at Dollar and a $2.8 million increase at Thrifty.


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


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities and its financing arrangements fund the Group's U.S. and Canadian operations. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the first quarter ended March 31, 1999, the Group's expenditures for revenue-earning vehicles were $705.1 million ($425.4 million at Dollar and $279.7 million at Thrifty) which were partially offset by $338.9 million ($185.6 million at Dollar and $153.3 million at Thrifty) in proceeds from the sale of used vehicles.

         The Company expects the amount of cash required to purchase vehicles, net of proceeds from the sale of used vehicles, to increase in 1999 because rental fleets are increasing to meet anticipated rental demand. The Group expects to meet these cash requirements with cash provided from operations and its increased vehicle financing facilities. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build up to meet seasonal rental demand. Fleet levels are lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with secured financing.

         The Group also requires cash for non-vehicle capital expenditures. These expenditures totaled $4 million in the first quarter of 1999. These expenditures are financed with cash provided from operations.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At March 31, 1999, the insurance companies had issued approximately $100.3 million in bonds to secure these obligations.

         ASSET BACKED NOTES

         The asset backed note program at March 31, 1999 was comprised of $1.1 billion in asset backed notes with maturities ranging from 1999 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,056.6 million ranging from 6.25% to 6.80% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $36.2 million at March 31, 1999. On April 29, 1999, the Company issued an additional $250 million of asset backed notes.

         OTHER VEHICLE DEBT

         Thrifty has financed its Canadian vehicle fleet under a lease agreement with an unrelated auto leasing trust providing for CND$125 million (approximately US$82 million) of funding, which is supported by underlying bank financing that is required to be renewed annually. On February 18, 1999, Thrifty established new arrangements for its Canadian vehicle financing through a five-year fleet securitization program. Under this program, Thrifty can borrow up to CND$150 million (approximately US$109 million) funded through a bank commercial paper conduit. The previous facility will be phased out as the vehicles financed thereunder are taken out of service. At March 31, 1999, the Company had $42.4 million outstanding under these programs.

         COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

         The Company established the commercial paper program on March 4, 1998 of up to $615 million (the "Commercial Paper Program") and concurrently, established a 364 day, $545 million liquidity facility to support the Commercial Paper Program (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 1999, the Group had $440.4 million in commercial paper outstanding under the Commercial Paper Program.

         Effective March 4, 1999, the Commercial Paper Program was renewed for another year at a maximum size of $640 million, backed by a renewal of the Liquidity Facility totaling $575 million.

         REVOLVING CREDIT FACILITY

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $29.5 million and no working capital borrowings at March 31, 1999.


         DAIMLERCHRYSLER CREDIT SUPPORT

         In December 1997, in connection with the Company's separation from DaimlerChrysler Corporation ("DaimlerChrysler") and closing of the Company's initial public offering, DaimlerChrysler provided $38.2 million credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The credit support was reduced to $28.6 million (the "Initial Support Amount") due to exercise of a second over-allotment option in January 1998. The Initial Support Amount will decline annually, beginning September 30, 1999, by the greater of 20% of the Initial Support Amount or 50% of the Group's excess cash flow. The Company may need to replace reductions in the Initial Support Amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.


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

         The Group's management recognizes the importance of ensuring that its operations and material relationships with third parties will not be negatively affected by interruptions caused from failure to be Y2K compliant. The Group has formed committees to address Y2K compliance of its separate operating entities.


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

         The Group has completed the awareness and assessment phases and is currently in the renovation and validation phases of its mission-critical IT systems. The renovation and validation phases are expected to be completed in the second and third quarters of 1999. With regard to non-IT systems such as phone systems, security systems, and elevator operations, the Group is currently in the renovation and validation phases. All mission-critical systems that are not already Y2K compliant will be modified, upgraded or replaced and are anticipated to be compliant no later than September 30, 1999.

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

         COSTS

         The Group's costs to remediate Y2K issues are projected to total $6.8 million. Of this total, $4.3 million has been incurred as of March 31, 1999 and $2.5 million is expected to be incurred during the remainder of 1999. Certain IT projects to enhance systems and improve operating efficiencies are being delayed due to Y2K compliance efforts. The Group's Y2K costs for 1999 represent approximately 15% of the total annual IT budget and will be funded through its internal cash flow.

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


NEW ACCOUNTING STANDARDS

         Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires that entities capitalize certain internal-use software costs once certain criteria are met. The Company does not expect its adoption will have a material impact on its consolidated financial statements.

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

         Reference is made to the Group's quantitative disclosures about market risk as of December 31, 1998 included under Item 7 of the Company's most recent Form 10-K/A.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 2, 1997, a purported class action suit was filed in the Circuit Court of Coosa County, Alabama, against Dollar, Thrifty and other car rental companies. The plaintiffs in this suit alleged violations of state law in connection with the sale by the car rental companies of certain insurance products. Dollar and Thrifty have filed answers denying the alleged violations. The case has been removed to the U.S. District Court for the Middle District of Alabama. Plaintiffs filed an amended complaint on February 16, 1998, dropping their fraud allegations, but adding a claim for a refund of the amounts paid for insurance. Dollar, Thrifty and other car rental companies filed a motion to dismiss the conspiracy claim portion of the suit, which dismissal was granted. On April 10, 1999, the Court dismissed the case in its entirety with prejudice. Plaintiffs intend to appeal.

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


ITEM 5.  OTHER INFORMATION

         On April 29, 1999, the Company issued an additional $250 million of asset backed notes ("1999 Series"). Borrowings under the 1999 Series are secured by eligible vehicles and related collateral and bear interest at fixed rates from 5.9% to 7.1%.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      INDEX OF EXHIBITS
         -----------------

         Exhibit 27.1               Financial Data Schedule (EDGAR version only)


(b)      REPORTS ON FORM 8-K
         -------------------

         No report on Form 8-K was filed by the Company during or applicable to the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 10, 1999.

                              DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                              By:    /S/ JOSEPH E. CAPPY
                                   ---------------------------
                              Name: Joseph E. Cappy
                              Title:   President and Principal Executive Officer


                              By:    /S/ STEVEN B. HILDEBRAND
                                  -----------------------------
                              Name: Steven B. Hildebrand
                              Title: Vice President, Principal Financial Officer
                                     and Principal Accounting Officer

EXHIBIT 27.1               Financial Data Schedule (Edgar Version Only)