Form 10-Q
period 1999-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1999-08-12
CIK 1049108

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                       OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

The number of shares outstanding of the registrant's Common Stock as of August 9, 1999 was 24,143,409.



================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q


                                    CONTENTS
                                                                          Page
                                                                          ----


PART I - FINANCIAL INFORMATION..............................................3

         ITEM 1.    FINANCIAL STATEMENTS....................................3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........11

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK..........................19

PART II - OTHER INFORMATION................................................19

         ITEM 1.    LEGAL PROCEEDINGS......................................19

         ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..............20

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....20

         ITEM 5.    OTHER INFORMATION......................................21

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.......................21

SIGNATURES.................................................................22




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

                         PART I - FINANCIAL INFORMATION



ITEM 1.           FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
July 21, 1999

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JUNE 30, 1999 AND DECEMBER 31, 1998
-----------------------------------------------------------------------------------------
(In Thousands Except Share Data)

                                                             June 30,        December 31,
                                                               1999             1998
                                                          -------------     -------------
                                                           (Unaudited)
ASSETS:
Cash and cash equivalents                                  $    61,832       $    49,505
Restricted cash and investments                                 30,932            62,255
Accounts and notes receivable, net                             115,179           115,423
Prepaid expenses and other assets                               48,493            42,186
Revenue-earning vehicles, net                                2,013,615         1,342,066
Property and equipment, net                                     73,205            70,897
Deferred income taxes                                            8,694             8,554
Intangible assets, net                                         170,684           174,414
                                                          -------------     -------------
                                                           $ 2,522,634       $ 1,865,300
                                                          =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                           $    57,415       $    60,862
Accrued liabilities                                            117,674            88,426
Income taxes payable                                             3,468             9,161
Public liability and property damage                            67,452            77,619
Debt and other obligations                                   1,938,344         1,313,799
                                                          -------------     -------------
              Total liabilities                              2,184,353         1,549,867
                                                          -------------     -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                     -                 -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,143,409 and 24,125,055, respectively                        241               241
Additional capital                                             705,632           705,399
Accumulated deficit                                           (366,665)         (389,050)
Foreign currency translation adjustment                           (927)           (1,157)
                                                          -------------     -------------
                                                               338,281           315,433
                                                          -------------     -------------
                                                           $ 2,522,634       $ 1,865,300
                                                          =============     =============


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                       Three Months               Six Months
                                                      Ended June 30,            Ended June 30,
                                                  ---------------------     ----------------------
                                                                    (Unaudited)

                                                     1999        1998          1999         1998
                                                  ---------   ---------     ---------    ---------
REVENUES:
  Vehicle rentals                                 $ 183,636   $ 159,369     $ 333,951    $ 294,426
  Vehicle leasing                                    59,430      52,272       106,932       93,838
  Fees and services                                  14,487      13,091        26,174       25,718
  Other                                               1,797       2,445         3,844        4,527
                                                  ---------   ---------     ---------    ---------
              Total revenues                        259,350     227,177       470,901      418,509
                                                  ---------   ---------     ---------    ---------


COSTS AND EXPENSES:
  Direct vehicle and operating                       75,647      66,464       141,642      128,732
  Vehicle depreciation and lease charges, net        78,899      78,825       148,535      145,774
  Selling, general and administrative                48,236      40,756        92,156       79,958
  Interest expense, net of interest income           24,672      22,673        44,523       41,317
  Amortization of cost in excess of net
    assets acquired                                   1,402       1,345         2,942        2,697
                                                  ---------   ---------     ---------    ---------
              Total costs and expenses              228,856     210,063       429,798      398,478
                                                  ---------   ---------     ---------    ---------

INCOME BEFORE INCOME TAXES                           30,494      17,114        41,103       20,031

INCOME TAX EXPENSE                                   13,506       7,901        18,718        9,996
                                                  ---------   ---------     ---------    ---------

NET INCOME                                        $  16,988   $   9,213     $  22,385    $  10,035
                                                  =========   =========     =========    =========



EARNINGS PER SHARE:
  Basic                                           $    0.70   $    0.38     $    0.93    $    0.42
                                                  =========   =========     =========    =========

  Diluted                                         $    0.69   $    0.38     $    0.92    $    0.42
                                                  =========   =========     =========    =========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999 AND 1998
-----------------------------------------------------------------------------------------------
(In Thousands)

                                                                           Six Months
                                                                         Ended June 30,
                                                                -------------------------------
                                                                           (Unaudited)

                                                                     1999              1998
                                                                ------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   183,310        $   205,850
                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                       (1,600,510)       (1,230,501)
  Proceeds from sales                                                784,389           642,764
Restricted cash and investments, net                                  31,323           105,259
Property and equipment
  Purchases                                                           (8,657)           (7,992)
  Proceeds from sale                                                     968               536
Acquisition of businesses, net of cash acquired                            -            (1,014)
                                                                -------------      ------------

              Net cash used in investing activities                 (792,487)         (490,948)
                                                                -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                         2,192,132           569,100
  Payments                                                        (1,567,725)         (266,402)
Issuance of common shares                                                221             9,648
Vehicle financing issue costs                                         (3,124)           (3,719)
                                                                -------------      ------------

              Net cash provided by financing activities              621,504           308,627
                                                                -------------      ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                   12,327            23,529

CASH AND CASH EQUIVALENTS:
Beginning of period                                                   49,505            56,074
                                                                -------------      ------------

End of period                                                    $     61,832       $    79,603
                                                                =============      ============


See notes to consolidated financial statements

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------
(Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar") and Thrifty, Inc. ("Thrifty").

     The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K/A filed with the Securities Exchange Commission on March 19, 1999 have been followed in preparing the accompanying consolidated financial statements.

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


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following
     (in thousands):

                                                          Three Months                Six Months
                                                         Ended June 30,             Ended June 30,
                                                    ----------------------    ------------------------

                                                       1999         1998          1999         1998
                                                    ----------   ----------   -----------  -----------

     Depreciation of revenue-earning vehicles, net    $ 76,677     $ 74,620     $ 144,572    $ 137,751
     Rents paid for vehicles leased                      2,222        4,205         3,963        8,023
                                                    ----------   ----------   -----------  -----------
                                                      $ 78,899     $ 78,825     $ 148,535    $ 145,774
                                                    ==========   ==========   ===========  ===========

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                     Three Months                Six Months
                                                    Ended June 30,             Ended June 30,
                                              ------------------------   ------------------------
                                                  1999         1998          1999         1998
                                              -----------  -----------   -----------  -----------

Net income                                       $ 16,988     $  9,213      $ 22,385     $ 10,035

Basic EPS:
   Weighted average common shares              24,127,896   24,127,980    24,126,806   24,088,887

Basic EPS                                        $   0.70     $   0.38      $   0.93     $   0.42
                                              ===========  ===========   ===========  ===========

Diluted EPS:
   Weighted average common shares              24,127,896   24,127,980    24,126,806   24,088,887

Shares contingently issuable:
  Stock options                                   227,406            -       175,678            -
  Performance awards                              132,912       23,667       133,062       23,667
  Director compensation shares deferred            11,429            -        10,132            -
                                              -----------  -----------   -----------  -----------
Shares applicable to diluted                   24,499,643   24,151,647    24,445,678   24,112,554
                                              -----------  -----------   -----------  -----------
Diluted EPS                                      $   0.69     $   0.38      $   0.92     $   0.42
                                              ===========  ===========   ===========  ===========


     At June 30, 1999, options to purchase 1,153,930 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of June 30, 1999 and December 31, 1998 consist of the following (in thousands):

                                                     June 30,     December 31,
                                                       1999           1998
                                                  -------------  -------------

Vehicle Debt and Obligations:

Asset backed notes, net of discount                 $ 1,343,155    $ 1,182,998
Commercial paper, net of discount                       512,612         79,786
Deferred vehicle rent                                    21,749         46,906
Other vehicle debt                                       60,643          3,884
                                                  -------------  -------------
                                                      1,938,159      1,313,574
Other Notes Payable                                         185            225
                                                  -------------  -------------

       Total debt and other obligations             $ 1,938,344    $ 1,313,799
                                                  =============  =============


5.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes for the three months and six months ended June 30, 1999 and 1998 are summarized below (in thousands):


For the Three Months
Ended June 30, 1999                Dollar    Thrifty     Other       Total
----------------------------     ---------  ---------  ---------  ----------

Revenues                         $ 189,290  $  69,907  $     153  $  259,350
Income before income taxes       $  22,908  $   7,586  $      -   $   30,494


For the Three Months
Ended June 30, 1998                Dollar    Thrifty     Other       Total
----------------------------     ---------  ---------  ---------  ----------

Revenues                         $ 165,363  $  61,711  $     103  $  227,177
Income before income taxes       $  12,072  $   5,042  $      -   $   17,114


For the Six Months
Ended June 30, 1999                Dollar    Thrifty     Other       Total
----------------------------     ---------  ---------  ---------  ----------

Revenues                         $ 343,845  $ 126,738  $     318  $  470,901
Income before income taxes       $  28,703  $  12,400  $      -   $   41,103


For the Six Months
Ended June 30, 1998                Dollar    Thrifty     Other       Total
----------------------------     ---------  ---------   --------  ----------

Revenues                         $ 306,450  $ 111,655  $     404  $  418,509
Income before income taxes       $  13,010  $   7,021  $      -   $   20,031




6.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):

                                                   Three Months              Six Months
                                                   Ended June 30,          Ended June 30,
                                            -----------------------    -----------------------
                                               1999         1998          1999          1998
                                            ----------   ----------    ----------   ----------
Net income                                   $  16,988     $ 9,213      $ 22,385     $ 10,035

Foreign currency translation adjustment            133        (193)          230         (133)
                                            ----------   ----------    ----------   ----------
 Comprehensive income                        $  17,121     $ 9,020      $ 22,615     $  9,902
                                            ==========   ==========    ==========   ==========


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


                                                        *******

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company, Dollar, Thrifty and their respective subsidiaries are sometimes referred to in this report collectively as the "Group". The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.


Results of Operations

         The following table sets forth for the three months and six months ended June 30, 1999 and 1998, the percentage of operating revenues represented by the items in the Company's consolidated statement of income:


                                                         Three Months                  Six Months
                                                       Ended June 30, (a)           Ended June 30, (a)
                                                   ------------------------     ------------------------
                                                                 (Percentage of Revenues)

                                                      1999         1998            1999         1998
                                                   -----------   ----------     -----------   ----------
Revenues:
  Vehicle rentals                                       70.8%        70.2%           70.9%        70.4%
  Vehicle leasing                                       22.9%        23.0%           22.7%        22.4%
  Fees and services                                      5.6%         5.7%            5.6%         6.1%
  Other                                                  0.7%         1.1%            0.8%         1.1%
                                                   -----------   ----------     -----------   ----------
        Total revenues                                 100.0%       100.0%          100.0%       100.0%
                                                   -----------   ----------     -----------   ----------

Costs and expenses:
  Direct vehicle and operating                          29.2%        29.3%           30.1%        30.8%
  Vehicle depreciation and lease charges, net           30.4%        34.7%           31.5%        34.8%
  Selling, general and administrative                   18.6%        17.9%           19.6%        19.1%
  Interest expense, net of interest income               9.5%        10.0%            9.5%         9.9%
  Amortization of cost in excess of net
    assets acquired                                      0.5%         0.6%            0.6%         0.6%
                                                   -----------   ----------     -----------   ----------
        Total costs and expenses                        88.2%        92.5%           91.3%        95.2%
                                                   -----------   ----------     -----------   ----------

Income before income taxes                              11.8%         7.5%            8.7%         4.8%

Income tax expense                                       5.2%         3.5%            4.0%         2.4%
                                                   -----------   ----------     -----------   ----------
Net income                                               6.6%         4.0%            4.7%         2.4%
                                                   ===========   ==========     ===========   ==========

---------------------------------------------------

(a) Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the classifications used in 1999.

The Company's major sources of revenue are as follows:

                                   Three Months                     Six Months
                                  Ended June 30,                 Ended June 30,
                             -------------------------      --------------------------
                                 (In Thousands)

                                 1999           1998           1999           1998
                             -----------    -----------     -----------    -----------
 Vehicle rental revenue:
  Dollar                      $ 174,761      $ 151,178       $ 319,071      $ 279,123
  Thrifty                         8,875          8,191          14,880         15,303
                             -----------    -----------     -----------    -----------
                              $ 183,636      $ 159,369       $ 333,951      $ 294,426
                             ===========    ===========     ===========    ===========


Vehicle leasing revenue:
   Dollar                     $   8,132      $   8,611       $  13,701      $  15,630
   Thrifty                       51,298         43,661          93,231         78,208
                             -----------    -----------     -----------    -----------
                              $  59,430      $  52,272       $ 106,932      $  93,838
                             ===========    ===========     ===========    ===========


The following table sets forth certain selected operating data of the Company for the three months and six months ended June 30, 1999 and 1998:

                                                     Three Months                  Six Months
                                                    Ended June 30,                Ended June 30,
                                               ------------------------     ------------------------
                                                  1999           1998           1999          1998
                                               ----------    ----------     ----------    ----------
Company-Owned Stores Data
(U.S. and Canada)
Average number of vehicles operated               60,921        54,812          56,283       51,643
Number of rental transactions                    951,320       868,839       1,768,898    1,630,897
Average revenue per transaction                  $   193         $ 183           $ 189        $ 180
Monthly average revenue per vehicle              $ 1,005         $ 969           $ 989        $ 950

Vehicle Leasing Data
(U.S. and Canada)
Average number of vehicles leased                 41,323        38,969          37,755       35,847
Monthly average revenue per vehicle              $   479         $ 447           $ 472        $ 436


 Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

         Revenues

         Total revenues for the quarter ended June 30, 1999 increased $32.2 million, or 14.2%, to $259.4 million compared to the second quarter of 1998. The growth in total revenue was due to an increase in vehicle rental revenue of 15.2% and an increase in vehicle leasing revenue of 13.7% over the second quarter of 1998.

         The Group's vehicle rental revenue for the second quarter of 1999 was $183.6 million, a $24.3 million increase (a $23.6 million increase for Dollar and a $0.7 million increase at Thrifty) from the second quarter of 1998. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.3% in transactions combined with a 5.9% increase in revenue per transaction. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $4.3 million, which represented 18.2% of Dollar's total vehicle rental revenue growth in the second quarter.

         Vehicle leasing revenue for the second quarter of 1999 was $59.4 million, a $7.2 million increase from the second quarter of 1998. This higher revenue reflects an increase of $7.6 million, or 17.5%, in Thrifty's leasing revenue primarily due to a 9.8% increase in the average number of vehicles leased to franchisees along with a 7.2% increase in the vehicle leasing rates partially due to a change in vehicle mix.

         Expenses

         Total expenses increased 8.9% from $210.1 million in the second quarter of 1998 to $228.9 million in the second quarter of 1999. This increase was due primarily to a $13.1 million, or 8.5% increase at Dollar and a $5.7 million, or 10.0% increase at Thrifty. Total expenses as a percentage of revenue declined to 88.2% in 1999 from 92.5% in 1998.

         Direct and vehicle operating expenses for the second quarter of 1999 increased $9.2 million, or 13.8%, over the 1998 second quarter, comprised of a $7.1 million increase at Dollar and a $2.1 million increase at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and vehicle operating costs partially offset by lower insurance costs. The increase at Thrifty was due primarily to higher lease program costs.

         Net vehicle depreciation expense and lease charges increased slightly, 0.1%, in the second quarter of 1999 as compared to the second quarter of 1998. Net vehicle depreciation expense increased $2.1 million, or 2.8%, due to a 12.7% increase in depreciable fleet (14.5% at Dollar and 9.9% at Thrifty), offset by $9.3 million in net vehicle gains on the disposal of non-program vehicles during the second quarter of 1999. Lease charges, for vehicles leased from third parties, declined $2.0 million due to fewer vehicles leased in the second quarter of 1999.

         Selling, general and administrative expenses of $48.2 million for the second quarter of 1999 increased 18.4% from $40.7 million in the second quarter of 1998, comprised of a $5.1 million increase at Dollar and a $2.4 million increase at Thrifty. This increase was due primarily to Year 2000 remediation costs, costs incurred with the start-up of Thrifty Car Sales, and other personnel related costs.

         Net interest expense increased $2.0 million, or 8.8% to $24.7 million in the second quarter of 1999 primarily due to higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The effective tax rate for the second quarter of 1999 was 44.3%. This tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded. The improvement in the effective rate as compared to the second quarter of 1998 was due to higher U.S. pre-tax income and improved results in Canada in the second quarter of 1999.

         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         Operating Results

         Income before income taxes increased $13.4 million, or 78.2% to $30.5 million for the second quarter of 1999. This growth was due to a $10.8 million increase at Dollar and a $2.6 million increase at Thrifty.


   Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

         Revenues

         Total revenues for the six months ended June 30, 1999 increased $52.4 million, or 12.5%, to $470.9 million compared to the six months ended June 30, 1998. The growth in total revenue was due to an increase in vehicle rental revenue of 13.4% and an increase in vehicle leasing revenue of 14.0% over the first half of 1998. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchise acquisitions at Dollar.

         The Group's vehicle rental revenue for the first half of 1999 was $334.0 million, a $39.5 million increase from the first half of 1998. This higher revenue was due primarily to a $40.0 million increase for Dollar offset by a $0.5 million decline at Thrifty. The growth in vehicle rental revenue at Dollar was the result of a 9.2% increase in transactions combined with a 4.9% increase in revenue per transaction. The rental revenue growth at Dollar that related to the acquisition of franchise operations was $11.7 million, which represented 29% of Dollar's total vehicle rental revenue growth in the first half of 1999. The decline at Thrifty was due to the re-franchising of company-owned stores in 1998.

         Vehicle leasing revenue for the first half of 1999 was $106.9 million, a $13.1 million increase (a $15.0 million increase at Thrifty and a $1.9 million decline at Dollar) from the first half of 1998. The higher revenue at Thrifty is primarily due to a 10.1% increase in the average number of vehicles leased to franchisees along with a 8.3% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's vehicle leasing revenue declined due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations during the second half 1998 partially offset by an increase in lease rates.

         Expenses

         Total expenses increased 7.9% from $398.5 million in the first half of 1998 to $429.8 million in the first half of 1999. This increase was due primarily to a $21.7 million, or 7.4% increase at Dollar and a $9.7 million, or 9.3% increase at Thrifty. Total expenses as a percentage of revenue declined to 91.3% in 1999 from 95.2% in 1998.

        Direct and vehicle operating expenses for the first half of 1999 increased $12.9 million, or 10.0%, compared to the first half of 1998, comprised of an $11.1 million increase at Dollar and a $1.8 million increase at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by lower insurance costs. The increase at Thrifty was due primarily to higher lease program costs.

         Net vehicle depreciation expense and lease charges increased $2.8 million or 1.9% for the first half of 1999 as compared to the first half of 1998, consisting of a $0.9 million increase at Dollar and a $1.9 million increase at Thrifty. Net vehicle depreciation expense increased $6.8 million, or 5.0%, due to a 10.2% increase in depreciable fleet (11.7% at Dollar and 8.0% at Thrifty) partially offset by $12.2 million in net vehicle gains on the disposal of non-program vehicles during the first half of 1999. Lease charges, for vehicles leased from third parties, declined $4.0 million due to fewer vehicles leased in the second quarter of 1999.

         Selling, general and administrative expenses of $92.2 million for 1999 increased 15.3% from $80.0 million in 1998, comprised of a $6.7 million increase at Dollar and a $5.5 million increase at Thrifty. This increase was due primarily to Year 2000 remediation costs, costs incurred with the start-up of Thrifty Car Sales, and other personnel related costs.

         Net interest expense increased $3.2 million, or 7.8% to $44.5 million in the first half of 1999 primarily due to higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The effective tax rate for the first half of 1999 was 45.5%. This rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded. The improvement in the effective rate as compared to first half 1998 was due to higher U.S. pre-tax income and improved results in Canada in the first half of 1999.


         Operating Results

         The Group had income before income taxes of $41.1 million for the six months ended June 30, 1999 as compared to $20.0 million for the six months ended June 30, 1998, a 105.2% increase. This growth was due to a $15.7 million increase at Dollar and a $5.4 million increase at Thrifty.


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


Liquidity and Capital Resources

         Cash provided by operating activities and its financing arrangements fund the Group's U.S. and Canadian operations. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the six month period ended June 30, 1999, the Group's expenditures for revenue-earning vehicles were $1.6 billion ($1.0 billion at Dollar and $600 million at Thrifty) which were partially offset by $784 million ($481 million at Dollar and $303 million at Thrifty) in proceeds from the sale of used vehicles.

         The amount of cash used to purchase vehicles, net of proceeds from the sale of used vehicles, was $816 million. This cash requirement was met by increasing vehicle debt $625 million, utilizing restricted cash of $31.3 million and from cash provided by operating activities. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build up to meet seasonal rental demand. Fleet levels are lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with secured financing.

         The Group also requires cash for non-vehicle capital expenditures. These expenditures totaled $8.7 million for the six months ended June 30, 1999. These expenditures are financed with cash provided from operations.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At June 30, 1999, the insurance companies had issued approximately $79.4 million in bonds to secure these obligations.

         Asset Backed Notes

         The asset backed note program at June 30, 1999 was comprised of $1.34 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,306.6 million ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $27.5 million at June 30, 1999.

         Commercial Paper Program and Liquidity Facility

         The Company has a commercial paper program of up to $640 million and a 364 day, $575 million liquidity facility to support the commercial paper program. Borrowings under the commercial paper program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 1999, the Group had $512.6 million in commercial paper outstanding under its commercial paper program. The commercial paper program and the liquidity facility are renewable annually.

         Other Vehicle Debt

         Thrifty has financed its Canadian vehicle fleet under a lease agreement with an unrelated auto leasing trust providing for CND$125 million (approximately US$85 million at June 30, 1999) of funding, which is supported by underlying bank financing that is required to be renewed annually. On February 18, 1999, Thrifty established new arrangements for its Canadian vehicle financing through a five-year fleet securitization program. Under this program, Thrifty can borrow up to CND$150 million (approximately US$102 million at June 30, 1999) funded through a bank commercial paper conduit. The previous facility is being phased out as the vehicles financed thereunder are taken out of service. At June 30, 1999, the Company had $62.2 million outstanding under these programs.

         On May 20, 1999, Ford Motor Credit Company extended a $102 million revolving line of credit to the Group to purchase revenue-earning vehicles. The line of credit is secured by the vehicles purchased. This credit facility has a one-year term and is renewable for successive one-year terms by mutual agreement.

        Revolving Credit Facility

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $73.1 million and no working capital borrowings at June 30, 1999.

         DaimlerChrysler Credit Support

         In connection with the Company's separation from DaimlerChrysler Corporation ("DaimlerChrysler") and completion of the Company's initial public offering, in December 1997, DaimlerChrysler provided $28.6 million credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The letter of credit amount will decline annually over five years beginning September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.


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

         The Group is using a five-phase process to review each of its systems, which includes awareness, assessment, renovation, validation, and implementation. During the awareness phase, the Company inventoried each system to identify the components that require modification to become Y2K compliant. Once identified, each component was assessed for its risk of failure and the impact of potential failure to the Company's operations. During the next phase, renovation, each system component is either modified or replaced in order to meet Y2K requirements. Each system is then validated by installing it in a separate testing environment that will simulate the Year 2000 and test for compliance. Once the results of the validation phase verify that the date change does not cause operational problems, the system is moved to the final phase of implementation, at which time it is considered to be Y2K compliant and returned to normal operation.

         The Group has completed the awareness and assessment phases and is currently in the renovation, validation and implementation phases of its mission-critical IT systems. These phases are expected to be completed in the third quarter of 1999. With regard to non-IT systems such as phone systems, security systems, and elevator operations, the Group is currently in the renovation and validation phases. All mission-critical systems that are not already Y2K compliant will be modified, upgraded or replaced and are anticipated to be compliant no later than September 30, 1999.

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


         Costs

         The Group's costs to remediate Y2K issues are projected to total $7.0 million. Of this total, $5.3 million has been incurred as of June 30, 1999 and $1.7 million is expected to be incurred during the remainder of 1999. Certain IT projects to enhance systems and improve operating efficiencies are being delayed due to Y2K compliance efforts. The Group's Y2K costs for 1999 represent approximately 15% of the total annual IT budget and is being funded through its internal cash flow.


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

New Accounting Standards

         Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires that entities capitalize certain internal-use software costs once certain criteria are met. The adoption of SOP 98-1 did not have a material impact on the consolidated financial statements.

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair valueDuring 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company beginning January 1, 2001. The Company plans to adopt the standard when required.


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

         Reference is made to the Group's quantitative disclosures about market risk as of December 31, 1998 included under Item 7A. of the Company's most recent Form 10-K/A.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 2, 1997, a purported class action suit was filed in the Circuit Court of Coosa County, Alabama, against Dollar, Thrifty and other car rental companies. The plaintiffs in this suit alleged violations of state law in connection with the sale by the car rental companies of certain insurance products. Dollar and Thrifty have filed answers denying the alleged violations. The case has been removed to the U.S. District Court for the Middle District of Alabama. Plaintiffs filed an amended complaint on February 16, 1998, dropping their fraud allegations, but adding a claim for a refund of the amounts paid for insurance. Dollar, Thrifty and other car rental companies filed a motion to dismiss the conspiracy claim portion of the suit, which dismissal was granted. On April 10, 1999, the Court dismissed the case in its entirety with prejudice. Plaintiffs failed to file an appeal within the time period allowed.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 22, 1999, the Board of Directors amended the Bylaws of the Company to lengthen the annual meeting advance notice requirement for stockholder proposals and for stockholder nominations for director. The Bylaws previously provided such notice must be given not less than 60 nor more than 90 days prior to the meeting, and now provide that timely notice must be given not less than 90 nor more than 120 days prior to the meeting.

         The Board of Directors believes the requirement of advance notice will give the Board the time needed to consider the proposed business or candidates, to inform the Company stockholders, and, if appropriate, to give stockholders the benefit of the Board's recommendations. The effect of this amendment is to require stockholders be prepared at an earlier date to properly make proposals or director nominations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a] On May 27, 1999, the 1999 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees.

[b] The Company's stockholders elected Joseph E. Cappy, Donald M.Himelfarb, Gary L. Paxton, Thomas P. Capo, Edward L. Hogan, Edward C. Lumley, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected.

[c] The votes cast by the Company's stockholders by proxy or in person for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

                                                   NUMBER OF VOTES
                                       --------------------------------------
           NOMINEE                            FOR                 WITHHELD
         ---------------------         ------------------     ---------------
         Joseph E. Cappy                   19,245,453             202,838
         Donald M. Himelfarb               19,244,353             203,938
         Gary L. Paxton                    19,244,253             204,038
         Thomas P. Capo                    19,244,353             203,938
         Edward J. Hogan                   19,277,553             170,738
         Edward C. Lumley                  19,254,153             194,138
         John C. Pope                      19,264,303             183,988
         John P. Tierney                   19,243,953             204,338
         Edward L. Wax                     19,276,853             171,438



The Company's stockholders voted on the following proposals:

Proposal 1 - Election of Directors.  See paragraphs (b) and (c) above.

Proposal 2 - Appointment of Deloitte & Touche LLP as Auditors for the 1999 year. A proposal to appoint Deloitte & Touche LLP as independent public accountants to audit the books of account and other corporate records of the Company for 1999 was adopted, with 19,241,741 votes cast for, 202,300 votes cast against and 4,250 votes abstained.

ITEM 5.           OTHER INFORMATION

         The Company has established the date for its next Annual Meeting of Stockholders which will be held on May 18, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

[a]      Index of Exhibits

         Exhibit 3.2 Bylaws of the Company, as amended, which became effective July 22, 1999

         Exhibit 27.1               Financial Data Schedule (EDGAR version only)

[b]      Reports on Form 8-K

                  On May 18, 1999 a report on Form 8-K was filed by the Company to report the renewal of the Commercial Paper Program and the Liquidity Facility on March 4, 1999 and the issuance of $250 million in asset backed notes on April 29, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 12, 1999.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


By:         /s/ JOSEPH E. CAPPY
               ---------------------------------------------
Name:       Joseph E. Cappy
Title:      President and Principal Executive Officer


By:         /s/ STEVEN B. HILDEBRAND
               ---------------------------------------------
Name:       Steven B. Hildebrand
Title:      Vice President, Principal Financial Officer
            and Principal Accounting Officer