Form 10-Q
period 1999-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 1999-11-12
CIK 1049108

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 1999
                                       OR

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No__

     The number of shares outstanding of the registrant's Common Stock as of November 1, 1999 was 24,147,514.



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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................19

PART II - OTHER INFORMATION...................................................19

         ITEM 1.    LEGAL PROCEEDINGS.........................................19

         ITEM 5.    OTHER INFORMATION.........................................20

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................20

SIGNATURES....................................................................21






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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.           FINANCIAL STATEMENTS
                  --------------------



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 1999, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
October 19, 1999


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------
(In Thousands Except Share Data)

                                                                   September 30,        December 31,
                                                                        1999                1998
                                                                   -------------       -------------
                                                                    (Unaudited)
ASSETS:
Cash and cash equivalents                                           $    88,886         $    49,505
Restricted cash and investments                                          71,265              62,255
Accounts and notes receivable, net                                      136,386             115,423
Prepaid expenses and other assets                                        44,011              42,186
Revenue-earning vehicles, net                                         1,810,393           1,342,066
Property and equipment, net                                              72,865              70,897
Deferred income taxes                                                     5,861               8,554
Intangible assets, net                                                  171,281             174,414
                                                                   -------------       -------------
                                                                    $ 2,400,948         $ 1,865,300
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                    $    43,120         $    60,862
Accrued liabilities                                                     113,391              88,426
Income taxes payable                                                     11,647               9,161
Public liability and property damage                                     61,229              77,619
Debt and other obligations                                            1,802,617           1,313,799
                                                                   -------------       -------------
            Total liabilities                                         2,032,004           1,549,867
                                                                   -------------       -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                        -                   -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,145,277 and 24,125,055, respectively                                 241                 241
Additional capital                                                      706,023             705,399
Accumulated deficit                                                    (336,455)           (389,050)
Foreign currency translation adjustment                                    (865)             (1,157)
                                                                   -------------       -------------
                                                                        368,944             315,433
                                                                   -------------       -------------
                                                                    $ 2,400,948         $ 1,865,300
                                                                   =============       =============

See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                                  Three Months                     Nine Months
                                                              Ended September 30,              Ended September 30,
                                                          -------------------------         -------------------------
                                                                                  (Unaudited)
                                                            1999            1998              1999             1998
                                                          ---------       ---------         ---------       ---------

REVENUES:
  Vehicle rentals                                          $217,202        $197,724          $551,153        $492,150
  Vehicle leasing                                            63,497          59,782           170,429         153,620
  Fees and services                                          16,634          14,796            42,808          40,514
  Other                                                       2,023           2,399             5,867           6,926
                                                          ---------       ---------         ---------       ---------
            Total revenues                                  299,356         274,701           770,257         693,210
                                                          ---------       ---------         ---------       ---------

COSTS AND EXPENSES:
  Direct vehicle and operating                               81,629          74,135           223,271         202,867
  Vehicle depreciation and lease charges, net                88,074          90,540           236,609         236,314
  Selling, general and administrative                        48,686          40,721           140,842         120,679
  Interest expense, net of interest income                   27,491          25,936            72,014          67,253
  Amortization of cost in excess of net
    assets acquired                                           1,440           1,349             4,382           4,046
                                                          ---------       ---------         ---------       ---------
            Total costs and expenses                        247,320         232,681           677,118         631,159
                                                          ---------       ---------         ---------       ---------


INCOME BEFORE INCOME TAXES                                   52,036          42,020            93,139          62,051

INCOME TAX EXPENSE                                           21,826          17,869            40,544          27,865
                                                          ---------       ---------         ---------       ---------

NET INCOME                                                 $ 30,210        $ 24,151          $ 52,595        $ 34,186
                                                          =========       =========         =========       =========

EARNINGS PER SHARE:
  Basic                                                    $   1.25        $   1.00          $   2.18        $   1.42
                                                          =========       =========         =========       =========
  Diluted                                                  $   1.23        $   1.00          $   2.15        $   1.42
                                                          =========       =========         =========       =========



See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
---------------------------------------------------------------------------------------------------------
(In thousands)

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                         --------------------------------
                                                                                    (Unaudited)

                                                                              1999               1998
                                                                         -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $   284,196        $   259,445
                                                                         -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                                (1,934,533)        (1,499,334)
  Proceeds from sales                                                       1,223,327            970,590
Restricted cash and investments, net                                           (9,010)            95,104
Property and equipment
  Purchases                                                                   (11,292)           (12,674)
  Proceeds from sale                                                              990                985
Acquisition of businesses, net of cash acquired                                     -             (1,014)
                                                                         -------------      -------------

                Net cash used in investing activities                        (730,518)          (446,343)
                                                                         -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                                  3,357,620          1,193,277
  Payments                                                                 (2,869,018)        (1,003,194)
Issuance of common shares                                                         322              9,648
Vehicle financing issue costs                                                  (3,221)            (3,732)
                                                                         -------------      -------------

                Net cash provided by financing activities                     485,703            195,999
                                                                         -------------      ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                            39,381              9,101

CASH AND CASH EQUIVALENTS:
Beginning of period                                                            49,505             56,074
                                                                         -------------      ------------

End of period                                                             $    88,886        $    65,175
                                                                         =============      ============


SUPPLEMENTAL DISCLOSURE OF NONCASH
OPERATING AND INVESTING ACTIVITIES:
 Issuance of notes receivable for sale of revenue-earning vehicles        $    13,109        $     --
                                                                         =============      ============



See notes to consolidated financial statements

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
--------------------------------------------------------------------------------
(UNAUDITED)


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


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
     thousands):

                                                         Three Months                     Nine Months
                                                      Ended September 30,             Ended September 30,
                                                    -----------------------        -----------------------
                                                       1999         1998              1999         1998
                                                    ----------   ----------        ----------   ----------
Depreciation of revenue-earning vehicles, net         $ 85,198     $ 83,981         $ 229,770    $ 221,732
Rents paid for vehicles leased                           2,876        6,559             6,839       14,582
                                                    ----------   ----------        ----------   ----------
                                                      $ 88,074     $ 90,540         $ 236,609    $ 236,314
                                                    ==========   ==========        ==========   ==========


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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                               Three Months                    Nine Months
                                            Ended September 30,            Ended September 30,
                                        -------------------------       -------------------------
                                            1999          1998              1999          1998
                                        -----------   -----------       -----------   -----------
Net income                              $    30,210   $    24,151       $    52,595   $    34,186

Basic EPS:
  Weighted average common shares         24,145,008    24,127,980        24,132,940    24,102,061

Basic EPS                               $      1.25   $      1.00       $      2.18   $      1.42
                                        ===========   ===========       ===========   ===========

Diluted EPS:
  Weighted average common shares         24,145,008    24,127,980        24,132,940    24,102,061

Shares contingently issuable:
Stock options                               261,202         4,925           199,121         4,961
Performance awards                          130,817        23,232           132,080        23,232
Director compensation shares deferred        12,860          --              11,045          --
                                        -----------   -----------       -----------   -----------

Shares applicable to diluted             24,549,887    24,156,137        24,475,186    24,130,254
                                        -----------   -----------       -----------   -----------

Diluted EPS                             $      1.23   $      1.00       $      2.15   $      1.42
                                        ===========   ===========       ===========   ===========



     At September 30, 1999, options to purchase 1,140,485 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations consist of the following (in thousands):

                                               September 30,        December 31,
                                                   1999                1998
                                               ------------        ------------

Vehicle Debt and Obligations:

Asset backed notes, net of discount             $ 1,343,234         $ 1,182,998
Commercial paper, net of discount                   319,939              79,786
Canadian vehicle financing                           75,198                   -
Ford Motor Credit Company                            47,069                   -
Deferred vehicle rent                                     -              46,906
Other vehicle debt                                   17,014               3,884
                                               ------------        ------------
                                                  1,802,454           1,313,574
Other Notes Payable                                     163                 225
                                               ------------        ------------

       Total debt and other obligations         $ 1,802,617         $ 1,313,799
                                               ============        ============


5.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes for the three months and nine months ended September 30, 1999 and 1998 are summarized below (in thousands):



For the Three Months
Ended September 30, 1999            Dollar     Thrifty      Other       Total
------------------------           --------    --------    --------    --------

Revenues                           $221,880    $ 77,267    $    209    $299,356
Income before income taxes         $ 38,742    $ 13,294    $    --     $ 52,036



For the Three Months
Ended September 30, 1998            Dollar     Thrifty      Other       Total
------------------------           --------    --------    --------    --------

Revenues                           $203,660    $ 70,782    $    259    $274,701
Income before income taxes         $ 32,587    $  9,433    $    --     $ 42,020

For the Nine Months
Ended September 30, 1999            Dollar     Thrifty      Other       Total
------------------------           --------    --------    --------    --------

Revenues                           $565,725    $204,005    $    527    $770,257
Income before income taxes         $ 67,445    $ 25,694    $    --     $ 93,139



For the Nine Months
Ended September 30, 1998            Dollar    Thrifty       Other       Total
------------------------            --------   --------     -------    --------

Revenues                           $510,110    $182,437    $  663      $693,210
Income before income taxes         $ 45,597    $ 16,454    $  --       $ 62,051




6.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):


                                                 Three Months                    Nine Months
                                              Ended September 30,             Ended September 30,
                                          ------------------------         ------------------------
                                             1999          1998               1999           1998
                                          ----------    ----------         ----------     ---------
Net income                                 $ 30,210      $ 24,151           $ 52,595      $ 34,186

Foreign currency translation adjustment          62          (200)               292          (333)
                                          ----------    ----------         ----------     ---------
Comprehensive income                       $ 30,272      $ 23,951           $ 52,887      $ 33,853
                                          ==========    ==========         ==========     =========


7.   CONTINGENCIES

     Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimated. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

                                     *******

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The Company, Dollar, Thrifty and their respective subsidiaries are sometimes referred to in this report collectively as the "Group". The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.


RESULTS OF OPERATIONS

         The following table sets forth for the three months and nine months ended September 30, 1999 and 1998, the percentage of operating revenues represented by the items in the Company's consolidated statement of income:



                                                             Three Months                  Nine Months
                                                        Ended September 30, (a)      Ended September 30, (a)
                                                       ------------------------      -----------------------
                                                                      (Percentage of Revenues)

                                                          1999         1998             1999         1998
                                                        --------     --------         --------     --------
Revenues:
  Vehicle rentals                                          72.5%        72.0%           71.5%        71.0%
  Vehicle leasing                                          21.2%        21.8%           22.1%        22.2%
  Fees and services                                         5.6%         5.4%            5.6%         5.8%
  Other                                                     0.7%         0.8%            0.8%         1.0%
                                                        --------     --------        --------     --------
        Total revenues                                    100.0%       100.0%          100.0%       100.0%
                                                        --------     --------        --------     --------

Costs and expenses:
  Direct vehicle and operating                             27.3%        27.0%           29.0%        29.3%
  Vehicle depreciation and lease charges, net              29.4%        33.0%           30.7%        34.1%
  Selling, general and administrative                      16.3%        14.8%           18.3%        17.4%
  Interest expense, net of interest income                  9.2%         9.4%            9.3%         9.7%
  Amortization of cost in excess of net
    assets acquired                                         0.4%         0.5%            0.6%         0.6%
                                                        --------     --------        --------     --------
       Total costs and expenses                            82.6%        84.7%           87.9%        91.1%
                                                        --------     --------        --------     --------

Income before income taxes                                 17.4%        15.3%           12.1%         8.9%

Income tax expense                                          7.3%         6.5%            5.3%         4.0%
                                                        --------     --------        --------     --------
Net income                                                 10.1%         8.8%            6.8%         4.9%
                                                        ========     ========        ========     ========



--------------------------------------------------------

(a) Certain reclassifications have been made in the 1998 consolidated financial statements to conform to the classifications used in 1999.

The Company's major sources of revenue are as follows:


                                      Three Months                       Nine Months
                                  Ended September 30,                Ended September 30,
                               --------------------------         -------------------------
                                                      (In Thousands)

                                  1999           1998                1999           1998
                               ----------     ----------          ----------     ----------
Vehicle rental revenue:
  Dollar                        $ 205,940      $ 187,114           $ 525,011      $ 466,237
  Thrifty                          11,262         10,610              26,142         25,913
                               ----------     ----------          ----------     ----------
                                $ 217,202      $ 197,724           $ 551,153      $ 492,150
                               ==========     ==========          ==========     ==========

Vehicle leasing revenue:
   Dollar                       $   8,856      $   9,865           $  22,557       $ 25,495
   Thrifty                         54,641         49,917             147,872        128,125
                               ----------     ----------          ----------     ----------
                                $  63,497      $  59,782           $ 170,429      $ 153,620
                               ==========     ==========          ==========     ==========



The following table sets forth certain selected operating data of the Company for the three months and nine months ended September 30, 1999 and 1998:


                                            Three Months                         Nine Months
                                          Ended September 30,                Ended September 30,
                                       -------------------------         -------------------------
                                          1999           1998               1999           1998
                                       ----------     ----------         ----------     ----------
Company-Owned Stores Data
(U.S. and Canada)
Average number of vehicles operated        68,651         63,102             60,451         55,504
Number of rental transactions           1,000,494        914,357          2,769,392      2,545,254
Average revenue per transaction         $     217      $     216          $     199      $     193
Monthly average revenue per vehicle     $   1,055      $   1,044          $   1,013      $     985

Vehicle Leasing Data
(U.S. and Canada)
Average number of vehicles leased          44,435         43,121             40,006         38,298
Monthly average revenue per vehicle     $     476      $     462          $     473      $     446


THREE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Total revenues for the quarter ended September 30, 1999 increased $24.7 million, or 9.0%, to $299.4 million compared to the third quarter of 1998. The growth in total revenue was due to an increase in vehicle rental revenue of 9.9% and an increase in vehicle leasing revenue of 6.2% over the third quarter of 1998.

         The Group's vehicle rental revenue for the third quarter of 1999 was $217.2 million, a $19.5 million increase (a $18.8 million increase for Dollar and a $0.7 million increase at Thrifty) from the third quarter of 1998. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.9% in transactions while revenue per transaction remained constant. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $3.3 million, which represented 17.6% of Dollar's total vehicle rental revenue growth in the third quarter.

         Vehicle leasing revenue for the third quarter of 1999 was $63.5 million, a $3.7 million increase from the third quarter of 1998. This higher revenue reflects an increase of $4.7 million, or 9.5%, in Thrifty's leasing revenue primarily due to a 7.0% increase in the average number of vehicles leased to franchisees along with a 2.2% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's leasing revenue declined $1.0 million, or 10.2%, due to a 16.8% decline in the average number of vehicles leased to franchisees as a result of franchise acquisitions in 1998, partially offset by an increase in lease rates.

         EXPENSES

         Total expenses increased 6.3% from $232.7 million in the third quarter of 1998 to $247.3 million in the third quarter of 1999. This increase was due primarily to a $12.1 million, or 7.1% increase at Dollar and a $2.6 million, or 4.3% increase at Thrifty. Total expenses as a percentage of revenue declined to 82.6% in 1999 from 84.7% in 1998.

         Direct and vehicle operating expenses for the third quarter of 1999 increased $7.5 million, or 10.1%, over the 1998 third quarter, comprised of a $8.2 million increase at Dollar and a $0.7 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and vehicle operating costs partially offset by lower insurance costs. The decrease at Thrifty was due primarily to improvements in fleet-related costs.

         Net vehicle depreciation expense and lease charges decreased $2.5 million, or 2.7%, in the third quarter of 1999 as compared to the third quarter of 1998, consisting of a $2.1 million decrease at Dollar and a $0.4 million decrease at Thrifty. Net vehicle depreciation expense increased $1.2 million, or 1.4%, due to a 10.4% increase in depreciable fleet (9.6% at Dollar and 11.8% at Thrifty), offset by an 8.1% decline in depreciation rate. The decline in the depreciation rate includes $9.7 million in net vehicle gains on the disposal of non-program vehicles during the third quarter of 1999. Lease charges, for vehicles leased from third parties, declined $3.7 million due to fewer vehicles leased in the third quarter of 1999.

         Selling, general and administrative expenses of $48.7 million for the third quarter of 1999 increased 19.6% from $40.7 million in the third quarter of 1998, comprised of a $5.0 million increase at Dollar and a $3.0 million increase at Thrifty. This increase was due primarily to higher information technology system costs including Year 2000 remediation, costs incurred with the start-up of Thrifty Car Sales, and other personnel related costs.

         Net interest expense increased $1.6 million, or 6.0% to $27.5 million in the third quarter of 1999 primarily due to higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The effective tax rate for the third quarter of 1999 was 41.9%. This tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and state and local taxes. The improvement in the effective rate as compared to the third quarter of 1998 was due to higher U.S. pre-tax income and improved results in Canada in the third quarter of 1999.

         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         OPERATING RESULTS

         Income before income taxes increased $10.0 million, or 23.8% to $52.0 million for the third quarter of 1999. This growth was due to a $6.1 million increase at Dollar and a $3.9 million increase at Thrifty.


NINE MONTHS ENDED SEPTEMBER 30, 1999
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         REVENUES

         Total revenues for the nine months ended September 30, 1999 increased $77.0 million, or 11.1%, to $770.3 million compared to the nine months ended September 30, 1998. The growth in total revenue was due to an increase in vehicle rental revenue of 12.0% and an increase in vehicle leasing revenue of 10.9% over the nine months ended September 30, 1998. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchise acquisitions at Dollar.

         The Group's vehicle rental revenue for the nine months ended September 30, 1999 was $551.2 million, a $59.0 million increase (a $58.8 million increase for Dollar and a $0.2 million increase at Thrifty) from the nine months ended September 30, 1998. The growth in vehicle rental revenue at Dollar was the result of a 9.4% increase in transactions combined with a 3.0% increase in revenue per transaction. The rental revenue growth at Dollar that related to the acquisition of franchise operations was $15.0 million, which represented 25.5% of Dollar's total vehicle rental revenue growth in the nine months ended September 30, 1999.

         Vehicle leasing revenue for the nine months ended September 30, 1999 was $170.4 million, a $16.8 million increase (a $19.7 million increase at Thrifty and a $2.9 million decline at Dollar) from the nine months ended September 30, 1998. The higher revenue at Thrifty is primarily due to a 8.9% increase in the average number of vehicles leased to franchisees along with a 5.8% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's vehicle leasing revenue declined due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations in 1998 partially offset by an increase in lease rates.

         EXPENSES

         Total expenses increased 7.3% from $631.2 million for the nine months ended September 30, 1998 to $677.1 million for the nine months ended September 30, 1999. This increase was due primarily to a $33.8 million, or 7.3% increase at Dollar and a $12.3 million, or 7.4% increase at Thrifty. Total expenses as a percentage of revenue declined to 87.9% in 1999 from 91.1% in 1998.

         Direct and vehicle operating expenses for the nine months ended September 30, 1999 increased $20.4 million, or 10.1%, compared to the nine months ended September 30, 1998, comprised of a $19.3 million increase at Dollar and a $1.1 million increase at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by lower insurance costs. The increase at Thrifty was due primarily to higher lease program costs.

         Net vehicle depreciation expense and lease charges increased $0.3 million or 0.1% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, consisting of a $1.2 million decrease at Dollar and a $1.5 million increase at Thrifty. Net vehicle depreciation expense increased $8.0 million, or 3.6%, due to a 10.7% increase in depreciable fleet (11.3% at Dollar and 9.8% at Thrifty) offset by a 6.2% decline in depreciation rate. The decline in depreciation rate includes $21.9 million in net vehicle gains on the disposal of non-program vehicles during the nine months ended September 30, 1999. Lease charges, for vehicles leased from third parties, declined $7.7 million due to fewer vehicles leased in the nine months ended September 30, 1999.

         Selling, general and administrative expenses of $140.8 million for the nine months ended September 30, 1999 increased 16.7% from $120.7 million in 1998, comprised of a $11.7 million increase at Dollar and a $8.4 million increase at Thrifty. This increase was due primarily to higher information technology system costs including Year 2000 remediation, costs incurred with the start-up of Thrifty Car Sales, and other personnel related costs.

         Net interest expense increased $4.8 million, or 7.1% to $72.0 million for the nine months ended September 30, 1999 primarily due to higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The effective tax rate for the nine months ended September 30, 1999 was 43.5%. This rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and state and local taxes. The improvement in the effective rate as compared to the nine months ended September 30, 1998 was due to higher U.S. pre-tax income and improved results in Canada in the nine months ended September 30, 1999.


         OPERATING RESULTS

         The Group had income before income taxes of $93.1 million for the nine months ended September 30, 1999 as compared to $62.1 million for the nine months ended September 30, 1998, a 50.1% increase. This growth was due to a $21.8 million increase at Dollar and a $9.2 million increase at Thrifty.


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

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities and its financing arrangements fund the Group's U.S. and Canadian operations. The Group's primary use of funds is for the acquisition of revenue-earning vehicles. For the nine month period ended September 30, 1999, the Group's expenditures for revenue-earning vehicles were $1.9 billion ($1.2 billion at Dollar and $0.7 billion at Thrifty) which were partially offset by $1.2 billion ($0.8 billion at Dollar and $0.4 billion at Thrifty) in proceeds from the sale of used vehicles.

         The amount of cash used to purchase vehicles, net of proceeds from the sale of used vehicles, was $700 million. This cash requirement was met by increasing vehicle debt $489 million and from cash provided by operating activities. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build up to meet seasonal rental demand. Fleet levels are lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with secured financing.

         The Group also requires cash for non-vehicle capital expenditures. These expenditures totaled $11.3 million for the nine months ended September 30, 1999. These expenditures are financed with cash provided from operations.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At September 30, 1999, the insurance companies had issued approximately $79.8 million in bonds to secure these obligations.

         ASSET BACKED NOTES

         The asset backed note program at September 30, 1999 was comprised of $1.34 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1,306.6 million ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $64.3 million at September 30, 1999.

         COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

         The Company has a commercial paper program of up to $640 million and a 364-day, $575 million liquidity facility to support the commercial paper program. Borrowings under the commercial paper program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 1999, the Group had $319.9 million in commercial paper outstanding under its commercial paper program. The commercial paper program and the liquidity facility are renewable annually.

         OTHER VEHICLE DEBT

         Thrifty has financed its Canadian vehicle fleet under a lease agreement with an unrelated auto leasing trust providing for CND$125 million (approximately US$85 million at September 30, 1999) of funding, which is supported by underlying bank financing. This facility was phased out as the vehicles financed thereunder were taken out of service with all financing arrangements terminated. On February 18, 1999, Thrifty established new arrangements for its Canadian vehicle financing through a five-year fleet securitization program. Under this program, Thrifty can borrow up to CND$150 million (approximately US$102 million at September 30, 1999) funded through a bank commercial paper conduit. At September 30, 1999, the Company had $75.2 million outstanding under this program.

         On May 20, 1999, Ford Motor Credit Company extended a $102 million revolving line of credit to the Group to purchase revenue-earning vehicles. The line of credit is secured by the vehicles financed under this facility. This credit facility has a one-year term and is renewable for successive one-year terms by mutual agreement. At September 30, 1999, the Company had $47.1 million outstanding.

         REVOLVING CREDIT FACILITY

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $68.4 million and no working capital borrowings at September 30, 1999.

         DAIMLERCHRYSLER CREDIT SUPPORT

         In connection with the Company's separation from DaimlerChrysler Corporation ("DaimlerChrysler") and completion of the Company's initial public offering, in December 1997, DaimlerChrysler provided $28.6 million credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The letter of credit amount will decline annually over five years beginning September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow. At September 30, 1999, the credit support amount was approximately $22.9 million. The Company will need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.


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

         The Group has used a five-phase process to review each of its systems, which includes awareness, assessment, renovation, validation, and implementation. During the awareness phase, the Company inventoried each system to identify the components that required modification to become Y2K compliant. Once identified, each component was assessed for its risk of failure and the impact of potential failure to the Company's operations. During the next phase, renovation, each system component was either modified or replaced in order to meet Y2K requirements. Each system was then validated by installing it in a separate testing environment that simulated the Year 2000 and tested for compliance. Once the results of the validation phase verified that the date change did not cause operational problems, the system was moved to the final phase of implementation, at which time it was considered to be Y2K compliant and returned to normal operation. The Group has completed all phases with respect to its mission-critical IT and non-IT systems.

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


         COSTS

         The Group's costs to remediate Y2K issues are projected to total $7.0 million. Of this total, $6.5 million has been incurred as of September 30, 1999 and $0.5 million is expected to be incurred during the remainder of 1999. Certain IT projects to enhance systems and improve operating efficiencies are being delayed due to Y2K compliance efforts. The Group's Y2K costs for 1999 represent approximately 15% of the total annual IT budget and are being funded through its internal cash flow.


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


         CONTINGENCY PLANS

         The  Group  has  developed  basic   contingency   plans  to  cover  all
mission-critical processes that could result in a material adverse impact on the Group's operations. The Group will continue to refine these plans.

         Management believes that the Group has taken adequate actions to remediate all of its mission-critical IT and its non-IT systems. Nevertheless, since it is impossible to anticipate all future outcomes, especially when third parties are involved, there can be no assurance that the Group will not experience disruptions in operations that could materially and adversely affect the Group's business, results of operations, and financial condition.


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

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. During 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company beginning January 1, 2001. The Company plans to adopt the standard when required.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
               ----------------------------------------------------------

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


                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

         Various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or the subsidiaries involved. Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of the Company.

ITEM 5.           OTHER INFORMATION
                  -----------------

         On September 23, 1999, the Company approved the granting of 455,200 stock options to approximately 194 employees, including each of the executive officers at an exercise price of $19.1875 per share. These options vest in three equal annual installments commencing on September 30, 2000, and expire on September 22, 2009. Under certain circumstances, including a change of control of the Company, the options would be exercisable immediately.

         The  Company  has  rescheduled   the  date  of  its  Annual  Meeting of
Stockholders to May 25, 2000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

[a]      INDEX OF EXHIBITS
         -----------------

         Exhibit 27.1               Financial Data Schedule (EDGAR version only)


[b]      REPORTS ON FORM 8-K
         -------------------

         None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 12, 1999.

                        DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                         By:         /s/ JOSEPH E. CAPPY
                                    --------------------------------------------
                         Name:       Joseph E. Cappy
                         Title:      President and Principal Executive Officer


                         By:         /s/ STEVEN B. HILDEBRAND
                                    --------------------------------------------
                         Name:       Steven B. Hildebrand
                         Title:      Vice President, Principal Financial Officer
                                     and Principal Accounting Officer