Form 10-K
period 1999-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2000-03-22
CIK 1049108

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

         The aggregate  market value of the voting and non-voting  common equity
held  by   non-affiliates  of  the  registrant  as  of  February  29,  2000  was
$272,179,543.

         The number of shares outstanding of the registrant's Common Stock as of February 29, 2000 was 24,160,598.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2000 are incorporated by reference in Part III.

================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-K

                                    CONTENTS

PART I

         ITEM 1.   BUSINESS.................................................   4
         ITEM 2.   PROPERTIES...............................................  22
         ITEM 3.   LEGAL PROCEEDINGS........................................  22
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......  22
PART II

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                   AND RELATED STOCKHOLDER MATTERS..........................  23
         ITEM 6.   SELECTED FINANCIAL DATA..................................  24

         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS......................  26

         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK........................................  35
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............  36

         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE...................  63

PART III

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......  63
         ITEM 11.  EXECUTIVE COMPENSATION...................................  63

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT....................................  63
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........  63

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K.......................................  64

SIGNATURES..................................................................  70
INDEX TO EXHIBITS...........................................................  71


                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         Some of the statements contained herein under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                                     PART I
                                     ------

ITEM 1.     BUSINESS

Company Overview

         Dollar Thrifty Automotive Group, Inc., a Delaware corporation (the "Company"), owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar"), and Thrifty Rent-A-Car System, Inc. Thrifty Rent-A-Car System, Inc. is an indirect subsidiary of the Company as it is a wholly owned subsidiary of Thrifty, Inc. (Thrifty, Inc., Thrifty Rent-A-Car System, Inc. and all their respective subsidiaries are individually or collectively, as the context requires, referred to hereafter as "Thrifty"). Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems as separate businesses. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers and tourists, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 1999, Dollar and Thrifty had 973 locations in the United States and Canada of which 149 were company-owned stores and 824 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company and its consolidated subsidiaries (collectively, the "Group"). Dollar's gross revenues comprise approximately 74% of the Group's revenues with Thrifty contributing the remaining 26% of revenues.

         The businesses of Dollar and Thrifty complement each other, although they have separate and different approaches to the vehicle rental market. In the United States, Dollar's main focus is operating company-owned stores located at major airports, and it derives substantial revenues from tour and leisure rentals. Thrifty operates almost exclusively through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. Thrifty's U.S. franchisees provide vehicles and services to the rental customer. Dollar incurs the costs of operating its company-owned stores and its revenues are directly affected by changes in rental demand. As Thrifty operates primarily through franchisees, it does not incur the costs of operating the franchised locations and does not generally deal directly with rental customers. Therefore, changes in levels of customer demand tend to affect Thrifty's results less quickly than those of Dollar. See Note 15 of Notes to Consolidated Financial Statements for business segment information.

         The Company was incorporated on November 4, 1997. It is the successor to Pentastar Transportation Group, Inc. which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). Dollar was incorporated in 1965 and Thrifty was incorporated in 1950. Thrifty, Inc., which was formed in December 1998, directly owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. ("Thrifty Car Sales"), which operates a franchised retail used car sales network.

         On December 23, 1997, the Company completed its initial public offering of Common Stock (the "Offering") after registration with the Securities and
Exchange Commission ("SEC") on Form S-1. Upon closing of the Offering, 22,500,000 shares of Common Stock were sold at an initial price to the public of $20.50 per share. In addition, the underwriters exercised an over allotment option and acquired an additional 1,125,000 shares for the same price, less the applicable underwriter's discount. Of the shares sold in the Offering, 20,000,000 shares were sold by DaimlerChrysler, which prior to the Offering was the parent of the Company, and 3,625,000 shares were sold by the Company. On January 15, 1998, the underwriters exercised a second and final portion of their over allotment option, purchasing an additional 498,105 shares of Common Stock.

         In connection with the Offering, the Company completed new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note program, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes and commercial paper are used to finance vehicles used by Dollar and Thrifty for their operations. The Revolving Credit Facility was established to provide letters of credit for financing and operational needs and to meet the Group's borrowing needs for its other business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Vehicle rental companies typically incur substantial debt to finance the ongoing turnover of their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to predict this important element of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

         Most of the major domestic vehicle rental car companies were formerly owned by domestic automotive manufacturers. The industry has seen significant changes in the last few years. Cendant Corporation purchased Avis Rent A Car, Inc. and subsequently sold 70% of Avis to the public. AutoNation, Inc. (formerly Republic Industries, Inc.), acquired National Car Rental System, Inc. and Alamo Rent-a-Car, Inc., and Team Rental Group Inc. (renamed Budget Group, Inc.) acquired Budget Rent a Car Corporation from Ford Motor Company ("Ford"). Ford sold a minority interest in The Hertz Corporation to the public. Accordingly, most of the major companies in the industry are now publicly held, including the Company. The Company believes these changes have led to increased industry focus on profitability and shareholder returns.

Seasonality

         The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, caused the Group to vary its fleet size over the course of the year. In 1999, the Group's average monthly fleet size ranged from a low of approximately 77,000 vehicles in the first quarter to a high of approximately 118,000 vehicles in the third quarter.

Dollar

         General

         Dollar's main focus is serving the airport vehicle rental market, which is composed of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees to operate as a part of the Dollar system in the United States and abroad. All of its Canadian and international operations are franchised.

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

         As of December 31, 1999, Dollar's vehicle rental system included 289 locations in the United States and Canada, consisting of 116 company-owned stores and 173 that were operated by franchisees. Dollar's total revenue was $735 million in 1999, of which $685 million (93%) was generated by company-owned stores and $50 million (7%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue.

         Dollar operates primarily through company-owned stores, and through franchisees in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in 39 of the 50 largest U.S. airport markets and franchisees in the remaining 11 markets. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted two franchised operations to company-owned operations in 1995, four in 1996, three in 1997 and two in 1998. On March 13, 2000, Dollar acquired the franchised operations of its largest Texas licensee, which includes operations in San Antonio, Corpus Christi, Midland/Odessa, and other smaller markets. Dollar generally has rights of first refusal on the sale of a franchised operation.

         Dollar sold its company-owned store in Colorado Springs in October 1998, including a license to operate Aspen, Grand Junction and Gunnison, Colorado. This transaction was consistent with Dollar's strategy to license markets of this size in order to grow the Dollar system.

         Company-Owned Stores

         Dollar believes that having company-owned stores in most of the top 50 airport markets and other key markets enhances its ability to manage its vehicle rental system and fleet. Dollar can implement marketing and pricing strategies to focus on discretionary leisure and business travelers, reduce costs through bulk purchasing, apply performance benchmarks and develop and implement best practice management techniques nationwide. Its company-owned store network also allows Dollar to offer customers one-way rentals in certain markets.

         Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 30% of Dollar's rental revenues in 1999. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar has significant relationships with foreign and domestic tour operators that resulted in rental revenue of $206 million in 1999.

         Dollar is the exclusive U.S. vehicle rental company for three of its five largest tour operator accounts. Its arrangement with the other tour operator accounts are non-exclusive. The agreements for these five accounts expire from December 31, 2001 to December 31, 2009. No single tour operator account generated in excess of 5% of the Group's 1999 revenues.

         As of December 31, 1999, Dollar had vehicle rental concessions for company-owned stores at 59 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

         Services and Products Provided to Rental Customers

         Worldwide Reservation System. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and at its facility in Tahlequah, Oklahoma. Dollar's reservation facilities, as well as the major U.S. airline global distribution systems, are linked to Dollar's worldwide reservation computer and telecommunications system, which is also located in Tulsa, Oklahoma. Dollar's reservation facilities collectively processed 8.1 million reservation telephone calls during 1999. Approximately 40% of Dollar's 1999 non-tour vehicle rentals were booked by travel agents through airline distribution systems. Dollar has preferred supplier agreements with many major travel agency chains and travel consortia. Reservations to Dollar's Internet web site, (www.dollar.com), increased 182% in 1999 to approximately 246,000 booked reservations.

         Supplemental Equipment and Optional Products. Dollar rents ski racks, mobile telephones, baby seats and other supplemental equipment and, subject to availability and applicable local law, makes available loss damage waivers and insurance products related to the vehicle rental.

         Instant Return. Dollar offers customers instant return service at most of its U.S. airport company-owned stores. When a customer returns a vehicle at one of these locations, a representative meets the customer and provides a receipt from a hand-held computer terminal.

         Information Systems

         Dollar depends upon a number of core information systems to operate its business, primarily its counter automation and revenue management systems. The counter automation system in Dollar's company-owned stores facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. Dollar introduced its new rental counter automation system, FASTLANE(R), for company-owned stores in the continental United States (except Florida) in 1998 and Hawaii in 1999. In 1998, Dollar developed a revenue management system with Talus, a leading supplier of such systems, which is utilized in all of Dollar's company-owned stores. The system is designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

         Dollar has entered into an agreement with The SABRE Group, Inc. ("SABRE"), a leader in electronic distribution systems for the travel industry, to manage and monitor its data center network and its daily information processing. All of Dollar's key systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.

         Dollar's core information systems were updated to address the Year 2000 issues as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

         Customer Service and Employee Training

         Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar's quality improvement program, involves establishing a team at each vehicle rental location that is accountable for customer satisfaction. Dollar's customer service center measures customer satisfaction, tracks service quality trends, handles customer complaints and provides recommendations to Dollar's senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in San Francisco, Tulsa, Newark, Denver, Los Angeles and Cleveland.

         Orlando Operations

         Central Florida, with its many tourist attractions, is the most important leisure destination for Dollar. Dollar's company-owned store at Orlando International Airport has a mix of tour and retail business. Dollar also operates a facility at the Orlando Sanford International Airport, 25 miles north of Orlando, which mainly serves charter flights by foreign tour operators. This facility, which was specifically designed to handle tour customers, has 42 rental stations and parking for approximately 1,600 vehicles.

         Franchising

         United States and Canada

         Approximately 7% of Dollar's 1999 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar's company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 1999 accounted for approximately 4% of Dollar's total revenue. As of December 31, 1999, Dollar had franchised operations located in 26 countries. In Canada, Dollar's master franchisee directly operates or subfranchises 34 airport and suburban locations. See "Fleet Acquisition and Management -- Fleet Leasing Programs."

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

         System Fees. In addition to an initial franchise fee, in 1999 each U.S. franchisee was generally required to pay Dollar a system fee on their rental car revenue equal to 8% of gross rental revenue on a monthly basis for airport operations (7% in 1998 and 6% in 1997) and 6% for suburban operations.

         Franchisee Services and Products. Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle damage recovery and claims management advice, sales assistance and image and standards guidance. Dollar also provides them with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis, corporate account and tour billing and travel agent commission payments. Dollar franchisees are connected to, and pay Dollar a fee for, each reservation made through Dollar's worldwide reservation system.

         International

         Master franchisees, direct franchisees and subfranchisees operate Dollar's vehicle rental locations outside the United States. Master franchisees are authorized to use Dollar's service marks and business methods in territories in which they operate directly or through subfranchisees, and are responsible for promoting the Dollar brand name and its services and products and for developing and supporting their direct operations and subfranchisees. Dollar's revenues from international franchise operations were less than 1% of 1999 total revenue.

         Effective February 29, 2000, Dollar terminated its reservation transfer agreement with Europcar International, S.A., a European-based vehicle rental company ("Europcar") and thereafter began exchanging reservations with Sixt, AG, a major European rental car company, which operates over 1,500 rental outlets principally in Europe and North Africa.

         The number of foreign locations or Dollar system-wide locations disclosed in this report do not include the Europcar or Sixt locations.

         Marketing

         National Advertising and Promotion

         Dollar's primary marketing objective is to convey to cost conscious leisure and business travelers that Dollar is committed to providing lower-priced vehicle rentals than its competitors. Dollar also emphasizes its operations in Florida, California, Hawaii, Nevada and Arizona, which are popular leisure destinations. Dollar's national advertising programs build on these themes through weekly advertisements in U.S. newspaper travel sections and advertisements in USA Today. Dollar also advertises on U.S. broadcast and cable television networks, promoting its low rates and on-airport convenience. Dollar spends approximately 5% of its annual total U.S. system-wide revenues on marketing, advertising, public relations and sales promotions. Dollar has national marketing partnerships with major U.S. airlines' frequent flier programs in order to attract customers who value frequent flier awards as well as low vehicle rental rates.

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

         Dollar has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

         Strategic Marketing Efforts

         Travel agencies book approximately 40% of Dollar's non-tour vehicle rentals through the major U.S. airline global distribution systems. Major travel agency chains and consortia operate under preferred supplier agreements with Dollar and are supported by Dollar's sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar, and many travel agency groups have similar arrangements with other vehicle rental companies.

         During 1999, Dollar received approximately 14% of its reservations through its www.dollar.com web site and other internet travel sites. Dollar will continue to invest in its www.dollar.com web site and plans to roll out additional improvements in early 2000. In January 2000, Gomez Advisors, a recognized resource in providing consumer and business-based e-commerce research tools and analysis, rated dollar.com as the No. 1 car rental site on the Gomez Advisors Winter 1999-2000 Internet Car Rentals Scorecard.

         In January 2000, Dollar launched the first full-service travel web site sponsored by a car rental company. DollarTravel.com is powered by TRIP.com, which offers consumers online access to more than 500 airlines, 40,000 hotels and 45 car rental companies.

Summary Operating Data of Dollar

                                                  Years Ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
                                                       (in thousands)

Revenues:
      U.S. Company-owned stores              $ 682,769    $ 605,187    $ 559,610
      U.S. and Canada franchisees               47,848       50,011       51,256
      International franchisees                  2,547        3,100        3,427
      Other                                      1,847        1,824        1,989
                                            ----------   ----------   ----------
         Total revenues                      $ 735,011    $ 660,122    $ 616,282
                                            ==========   ==========   ==========



                                                     As of December 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------

Rental Locations:
      U.S. Company-owned stores                    116          114          103
      U.S. and Canada franchisee locations         173          154          152

Franchisees:
      U.S. and Canada                               77           73           70
      International                                 40           50           49

Thrifty

         General

         Thrifty's main focus is on franchising and franchise support services. Thrifty also operates company-owned stores in six cities in the United States and Canada. Thrifty's U.S. company-owned stores and its franchisees derive approximately 60% of their combined rental revenues from the airport market and approximately 40% from the local market. Thrifty's approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties, or limited these companies' access to airport travelers, Thrifty franchisees have begun moving to on-airport locations.

         As of December 31, 1999, Thrifty's vehicle rental system included 684 rental locations in the United States and Canada, divided between 651 franchisee locations and 33 company-owned stores. The Thrifty system also included 610 locations abroad, all of which were franchisee locations. Thrifty's total corporate revenue was $263 million in 1999, of which $229 million (87%) was revenue from franchisees in the form of fleet leasing fees and other service and product fees and $34 million (13%) of which was generated by company-owned stores. Revenues from Thrifty's franchisees outside the United States and Canada have not been material to its results of operations.

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

         Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty's franchisee turnover has averaged approximately 9% per year, with an average of 16 terminations and 24 new sales (including new territories added to existing franchise agreements) per year.

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

         For  1999,   Thrifty's   five   largest  U.S.   franchisees   generated
approximately 19% of Thrifty's total corporate revenue in the form of system, fleet leasing, reservation and other fees.

         Marketing to Prospective Franchisees. Thrifty has developed programs to attract additional franchisees in the vehicle rental industry. Programs include attracting independent vehicle rental companies with phased-in fees and competitive fleet leasing terms, assisting individuals experienced in vehicle rental operations to operate their own franchises through financial assistance, start-up fleet supply and other support. Thrifty also encourages existing franchisees to acquire and expand into neighboring territories by offering fleet incentives, reduced administrative and advertising fees and lower initial franchise fees for additional territories.

         Fleet Leasing Program. Thrifty has a fleet leasing program for franchisees that it believes provides them with a competitive and flexible source of fleet vehicles. In 1999, fleet leasing accounted for approximately 72% of Thrifty's total revenue.

See "Fleet Acquisition and Management-- Fleet Leasing Programs."

         Training and Support. Thrifty's franchisees receive required initial orientation and ongoing training in areas such as customer service and hiring. In early 1997, Thrifty began implementing its "True Blue Pride Initiative" to identify areas requiring customer service improvements and to implement new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchisee customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty's frequent renter program, Blue Chip, which provides for preprinted rental contracts and expedited service.

         Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

         Worldwide Reservation Center and Other Information Systems. Thrifty's franchisees benefit from Thrifty's continuously staffed worldwide reservation centers at its headquarters in Tulsa, Oklahoma and its reservation facility in Okmulgee, Oklahoma, which in 1999, collectively processed approximately 4.3 million telephone calls. Thrifty's reservation facilities are linked to all of the major U.S. airline reservation systems and through them to travel agencies in the United States, Canada and abroad. These centers are a key means of marketing the Thrifty system to consumers and travel agents and informing them about the system's vehicle rental rates, products, promotions and services. Thrifty franchisee payments for reservations made through these centers accounted for approximately 4% of Thrifty's 1999 total revenues. Reservations through Thrifty's Internet web site (www.thrifty.com) increased in 1999 by 206% to approximately 73,000 booked reservations.

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

         Thrifty supports its information systems through a combination of internal resources and external technology providers. Thrifty has engaged SABRE to manage and monitor its data center network and its daily information processing. Reservation applications systems continue to be serviced by Perot Systems Corporation under a five-year agreement through 2002. Other information systems are supported by Thrifty employees. All of Thrifty's key systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.

         Thrifty's core information systems were updated to address the Year 2000 issues, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."

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

         International (Except Canada)

         As of December 31, 1999, Thrifty master franchisees operated 610 vehicle rental locations in 63 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty's uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures. Thrifty's corporate revenues from international franchisees were less than 2% of 1999 total revenues.

         Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty's service marks, systems and technologies within its country or territory.

         Company-Owned Stores

         Thrifty typically establishes company-owned stores only upon the financial failure of a franchisee. Thrifty uses company-owned stores to preserve its presence in key markets. As opportunities arise, these locations are refranchised. During 1999, Thrifty reduced the number of cities in which it operates company-owned stores to one in the United States by selling a company store to a franchisee. Thrifty intends to continue to operate its company-owned store in Tulsa, Oklahoma. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty's U.S. franchisees.

         Thrifty Car Sales

         Thrifty Car Sales, Inc., was formed in December 1998, to franchise retail used car dealerships under the Thrifty Car Sales brand name. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name dealers will have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs.

         At December 31, 1999, Thrifty Car Sales had signed dealer agreements for 15 U.S. cities including a corporate operation in Tulsa, Oklahoma.

         Canadian Operations

         Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd. ("TCL"). TCL operates company-owned stores in the five largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining markets. As of December 31, 1999, the TCL system included 130 vehicle rental locations, of which 101 were operated by franchisees and 29 were operated as company-owned stores.

         Company-Owned Stores

         TCL's  company-owned  store operations include five strategic airports:
Toronto, Montreal, Vancouver, Winnipeg and Calgary. These operations are important to maintaining a national airport presence in Canada, where TCL has significant airport concession and lease commitments. Historically, TCL's operating results have been adversely affected by losses incurred by company-owned stores.

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

         U.S. franchisees and company-owned stores are also required to spend an additional 3% of their base rental revenue on local advertising and promotion.
Thrifty has a local sales department that assists franchisees in developing their local markets. Thrifty also provides an allowance for qualifying local advertising, promotion and sales expenditures to U.S. franchisees that participate in Thrifty's fleet leasing program. In the 1999 model year, franchisees and company-owned stores earned an aggregate allowance of approximately $5.5 million.

         Thrifty has made filings under the intellectual property laws of jurisdictions in which it or its licensees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Thrifty. These marks are important for customer awareness and selection of Thrifty for vehicle rental.

         Strategic Marketing Efforts

         Thrifty's approach of targeting value-conscious consumers includes strategic marketing partnerships, such as those it has with Montgomery Wards in the United States, Canadian Tire in Canada and Ryder Truck Rental throughout North America. Thrifty also has frequency-based marketing relationships with numerous airlines and hotel chains. Since a significant portion of Thrifty's system-wide rentals result from travel agency reservations, Thrifty maintains its relationships with travel agency chains and consortia through preferred supplier agreements, travel agent advertising and other efforts. Under its preferred supplier arrangements, Thrifty provides these travel agency groups additional commissions or lower prices in return for their featuring Thrifty in their advertising or giving Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Thrifty, and many travel agency groups have similar arrangements with other vehicle rental companies.



Summary Operating Data of Thrifty

                                                    Years ended December 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
                                                       (in thousands)

Revenues:
      U.S. and Canada franchisees            $ 225,934    $ 200,505    $ 159,636
      U.S. and Canada company-owned stores      33,981       34,526       63,946
      International franchisees                  3,063        2,888        2,761
                                            ----------   ----------   ----------
         Total revenues                      $ 262,978    $ 237,919    $ 226,343
                                            ==========   ==========   ==========



                                                       As of December 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------

Rental Locations:
      U.S. and Canada franchisee locations         651          609          600
      U.S. and Canada company-owned stores          33           25           36

Franchisees:
      U.S. and Canada                              245          232          231
      International                                 63           67           63

Fleet Acquisition and Management

         U.S. Vehicle Supply

         For the 1999 model year, DaimlerChrysler vehicles represented approximately 87% of the Group's total U.S. fleet. The Group also purchases or leases vehicles of other automotive manufacturers, permitting it to adjust the composition and overall cost of its fleet. The Company expects that for the 2000 model year, DaimlerChrysler vehicles will represent over 85% of the Group's U.S. fleet.

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

         The Group's primary supplier, DaimlerChrysler, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileage, model mix requirements and vehicle condition and other return requirements. The residual value program enables the Group to limit its residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse Dollar and Thrifty for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles' aggregate predetermined residual value. Under the program, Dollar and Thrifty must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. Dollar and Thrifty are reimbursed under the program for certain transportation and auction-related costs.

         The Group also purchases Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, or if it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to the Group, does not set any terms or conditions on the resale of Non-Program Vehicles other than required minimum holding periods. For the 1999 model year, approximately 20% of the vehicles acquired by the Group were Non-Program Vehicles.

         The  Group's   operating   results  are  materially   affected  by  the
depreciation rates and other purchase terms provided under DaimlerChrysler's residual value program, as well as by other purchase incentives DaimlerChrysler provides. The percentage of vehicles acquired under DaimlerChrysler's and other manufacturers' residual value programs in the future will depend upon a number of factors, including the availability and cost of these programs. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. Vehicle depreciation is the largest single cost element in the Group's operations. The percentage of the Group's vehicle rental fleets benefiting from residual value programs could decrease if the automotive manufacturers changed the size or terms of these programs. In that event, the Group would have increased residual value risk that could be material to its results of operations and could adversely affect its ability to finance its vehicles. Second, because it is difficult to predict future vehicle resale values, the Group may not be able to manage effectively the residual value risk on its Non-Program Vehicles. As recently as 1997, results for the Group were adversely affected by lower than anticipated residual values. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year Ended December 31, 1998 Compared With Year Ended December 31, 1997." The residual value of Non-Program Vehicles depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. The Company cannot predict the level of retail sales incentives DaimlerChrysler or the other automotive manufacturers will offer in the future. The Group has received substantial payments under residual value programs over the past several years. See Note 5 of Notes to Consolidated Financial Statements.

         DaimlerChrysler has been the Group's principal supplier of vehicles. In 1996, DaimlerChrysler began operating under five-year vehicle supply arrangements that were formalized in 1996 and 1997 in separate U.S. vehicle supply agreements ("VSAs") with Dollar and Thrifty. DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available to Dollar and Thrifty through July 2001. Negotiations are underway to extend the VSAs. Dollar and Thrifty may purchase vehicles for use by company-owned stores or for their fleet leasing programs. Dollar and Thrifty have agreed to promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials. DaimlerChrysler has agreed to make various promotional payments to Dollar and Thrifty, some of which vary based on the volume of vehicles purchased. These payments are material to the Group's results of operations. See
Note 5 of Notes to Consolidated Financial Statements.

         The VSAs provide that Dollar and Thrifty will each purchase at least 80% of their respective vehicles from DaimlerChrysler until a certain minimum level is reached. Also, certain minimum numbers of vehicles must be Program Vehicles. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSAs to offer programs to Dollar and Thrifty that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

         If purchases of DaimlerChrysler vehicles by Dollar or Thrifty during any model year exceed certain targets, DaimlerChrysler will make available to Dollar or Thrifty additional Program Vehicles up to a maximum of 15% of the target number of DaimlerChrysler Program Vehicles.

         Vehicle Disposition

         Dollar and Thrifty generally hold vehicles in rental service from six months to 18 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under DaimlerChrysler's residual value program. As of December 31, 1999, the average age of vehicles in the Group's fleet was approximately five months. The Group's flexibility to adjust the holding period for vehicles, particularly for Program Vehicles, enables the Group to adjust its fleet size up or down relatively quickly in response to changing market conditions. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that cannot be returned

         Dollar and Thrifty dispose of Non-Program Vehicles through auctions and directly to used car dealers, wholesalers, retail and franchisees. During 1999, Dollar and Thrifty disposed of 72% of their Non-Program Vehicles through direct channels and 28% through auctions compared to 53% direct and 47% to auctions during 1998. The Company believes that utilizing sales channels other than auctions avoids transportation costs, interest costs and auction fees and may provide higher net residual amounts from disposal.

         Maintenance

         Dollar and certain Dollar and Thrifty franchisees may have automotive maintenance centers at airports and in urban and suburban areas. Many of these facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors. Dollar and Thrifty franchisees are responsible for the maintenance of their fleet vehicles.

         Fleet Leasing Programs

         Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers' residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees' leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 1999, approximately 35% and 70% of the vehicles in the fleets of Dollar's and Thrifty's respective U.S. franchisees had been provided through their fleet leasing programs. In 1999, approximately 4% of Dollar's and 72% of Thrifty's (including Canada) total revenue was derived from vehicle leasing programs. During 1999, a limited number of larger franchisees acquired their vehicles directly from manufacturers.

         The Group sets their lease rates after considering Program Vehicle depreciation rates, estimated Non-Program Vehicle depreciation, interest costs, model mix and administrative costs. Average monthly lease rates vary depending on vehicle model, and the average lease period is between eight and ten months. Although Dollar and Thrifty lease Non-Program Vehicles as well as Program Vehicles to their franchisees, their fleet leasing programs eliminate the residual value risk for their franchisees. Thrifty franchisees may, however, elect to assume some residual value risk on certain Non-Program Vehicles they lease in exchange for a lower lease rate.



U.S. Fleet Data


                                                                       Years Ended December 31,
                                                               --------------------------------------
                                                                  1999          1998          1997
                                                               ----------    ----------    ----------

Thrifty:
      Average number of vehicles leased to franchisees             31,856        29,595        23,878
                                                               ----------    ----------    ----------

      Average number of vehicles in combined fleets of
        franchisees                                                45,613        39,434        31,854
      Average number of vehicles in combined fleets of
        company-owned stores                                          483           865         3,470
                                                               ----------    ----------    ----------
           Total                                                   46,096        40,299        35,324
                                                               ==========    ==========    ==========

Dollar:
      Average number of vehicles leased to franchisees              4,960         6,151         6,735
                                                               ----------    ----------    ----------

      Average number of vehicles in combined fleets of
        franchisees                                                14,252        13,513        13,523
      Average number of vehicles in combined fleets of
        company-owned stores                                       56,065        50,673        47,813
                                                               ----------    ----------    ----------
           Total                                                   70,317        64,186        61,336
                                                               ==========    ==========    ==========


Competition

         There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. Dollar and Thrifty's principal competitors have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on discretionary leisure, tour and business customers. Dollar's franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, many of which have greater financial resources than the Group. Dollar's principal competitors for discretionary business and leisure travelers are Alamo, Avis, Budget, Hertz, National and Thrifty. Dollar competes primarily on the basis of price and customer service.

         Thrifty's U.S. franchisees generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz and National. Enterprise, Hertz, Avis and CarTemps USA (a division of AutoNation) as well as local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals. Thrifty's company-owned store has a similar customer profile.

         The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Hertz and National, as well as Dollar and Thrifty.

Insurance

         The Group is subject to third-party bodily injury liability and property damage liability claims resulting from accidents involving their rental customers. The Group carries first dollar coverage for third-party bodily injury and property damage liability claims arising from the use of a vehicle in the United States. Dollar obtained first dollar coverage during the first quarter of 1999 and Thrifty obtained first dollar coverage during the second quarter of 1999. Prior to the above coverage levels, the Group retained the risk of loss in various amounts up to $2 million on a per occurrence basis. The Group maintains additional insurance at certain amounts in excess of its respective underlying coverages.

         The Group retains the risk of loss for general and garage liability insurance coverage up to $1 million and maintains insurance at certain amounts in excess of $1 million. They also maintain catastrophic and comprehensive coverage for damage to vehicles owned by them up to $3 million per occurrence with a deductible amount of $250,000. In addition, the Group carries workers' compensation coverage with retentions up to $100,000. The Group also carries excess liability and directors' and officers' liability insurance coverage.

         Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 1999, the Group's reserve for public liability and property damage claims was approximately $58.8 million. The Group's obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds. As of December 31, 1999, these surety bonds totaled approximately $64.5 million.

         The Group also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 1999, the total amount of these bonds was approximately $14.5 million.

Regulation

         Loss Damage Waivers and Supplemental Liability Insurance

         Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 25 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees.

         Dollar, Thrifty and other vehicle rental companies offer customers supplemental liability insurance ("SLI") in connection with vehicle rentals. In 1997, the State of Texas determined that car rental companies cannot sell SLI without licensing and product approval. Some other states concluded that the selling of SLI required an insurance license while other states were unclear on the issue. During the fourth quarter of 1999, the Financial Services Reform Bill was passed by Congress to address this issue. The effect of the legislation is to create a federal presumption for a three-year period that car rental companies are not required to have a state insurance license to sell certain insurance products, unless state law specifically requires such a license. In states where existing law does not require such insurance licensing, car rental companies are working to enact legislation which either specifically exempts them from licensing requirements or which grants them a limited license to sell insurance products related to car rental, such as SLI.

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

         Other Matters

         Certain states currently make vehicle owners (including vehicle rental companies) vicariously liable for the actions of any person lawfully driving an owned vehicle, regardless of fault. Some of these states, primarily New York, do not limit this liability. Vehicle rental companies are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

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

Environmental Matters

         The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 10 and lease 87 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Employees

         As of December 31, 1999, the Group employed a total of approximately 5,500 full-time and part-time employees of whom approximately 4,400 were employed by Dollar and 1,100 by Thrifty. Approximately 240 of the Group's employees were subject to collective bargaining agreements as of December 31, 1999. The Company believes the Group's relationship with its employees is good.

ITEM 2.     PROPERTIES

         The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters and reservation centers for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston ("CSFB"), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is leased to franchisees or other third parties. As of December 31, 1999, the Group's company-owned operations were carried on at 149 locations in the U.S. and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

         In connection with the Revolving Credit Facility, Dollar executed mortgages in favor of CSFB encumbering its real property located in San Diego, Tampa and Las Vegas. Thrifty also executed mortgages in favor of CSFB encumbering its real property located in Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston, and Salt Lake City.

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

         In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including the one discussed above, could be decided unfavorably to the Company or the subsidiaries involved.
Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "DTG." The high and low sales prices for the Common Stock for each quarterly period during 1999 and 1998, were as follows:

                      First      Second       Third       Fourth
                     Quarter     Quarter     Quarter      Quarter
                    ----------  ----------  ----------  ----------

        1999
        ----
        High          $ 17.31     $ 23.94     $ 25.44     $ 24.06
        Low           $ 11.31     $ 16.56     $ 18.31     $ 16.88


        1998
        ----
        High          $ 24.25     $ 24.44     $ 16.56     $ 14.63
        Low           $ 18.38     $ 12.00     $  9.88     $  8.69


         The 24,160,598 shares of Common Stock outstanding at February 29, 2000 were held by 3,041 stockholders of record.

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

ITEM 6.     SELECTED FINANCIAL DATA


                Selected Consolidated Financial Data of the Group

         The selected consolidated statement of operations and balance sheet data were derived from the audited consolidated financial statements of the Group. References to system-wide vehicle rental revenue include revenue received from the Group's company-owned stores and by franchisees from the rental of vehicles.


                                                                         Years Ended December 31, (b)
                                               ------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               ----------    ----------    ----------    ----------     ----------
Statement of Operations
   (in thousands):

Revenues:
    Vehicle rental                             $  714,407    $  635,600    $  620,045    $  497,239     $  372,508
    Vehicle leasing                               218,614       202,371       164,701       149,713        177,836
    Fees and services                              57,046        51,770        49,143        47,597         49,382
    Other                                           8,685         9,225         9,899         9,342          9,653
                                               ----------    ----------    ----------    ----------     ----------

        Total revenues                            998,752       898,966       843,788       703,891        609,379
                                               ----------    ----------    ----------    ----------     ----------



Costs and expenses:
    Direct vehicle and operating                  289,129       267,504       263,850       225,558        166,473
    Vehicle depreciation and lease
      charges, net                                311,113       305,169       294,911       230,051        220,471
    Selling, general and

      administrative                              190,994       163,256       149,697       140,089        123,439
    Interest expense, net                          95,114        88,726        87,852        72,868         78,817
    Amortization of cost in excess
      of net assets acquired                        5,842         5,417         6,010         8,169         10,456
    Intangible asset impairment losses                  -             -             -       157,758              -
                                               ----------    ----------    ----------    ----------     ----------

        Total costs and expenses                  892,192       830,072       802,320       834,493        599,656
                                               ----------    ----------    ----------    ----------     ----------


Income (loss) before income taxes                 106,560        68,894        41,468      (130,602)         9,723

Income tax expense                                 46,974        31,229        23,427        16,682          9,753
                                               ----------    ----------    ----------    ----------     ----------


Net income (loss) (a)                          $   59,586    $   37,665    $   18,041    $ (147,284)    $      (30)
                                               ==========    ==========    ==========    ==========     ==========



Earnings (loss) per share (a):

    Basic                                      $     2.47    $     1.56    $     0.90    $    (7.36)    $       -
    Diluted                                    $     2.43    $     1.56    $     0.90    $    (7.36)    $       -


Balance Sheet Data:
    (in thousands)

Revenue-earning vehicles, net                  $1,507,692    $1,342,066    $1,319,490    $1,120,346     $  958,799
Total assets                                    2,171,653     1,865,300     1,942,210     1,647,951      1,657,823
Total debt                                      1,555,609     1,313,799     1,418,687     1,241,558      1,128,811
Stockholders' equity                              379,127       315,914       268,426       183,883        331,189



U. S. and Canada


                                                                  Years Ended December 31, (b)
                                              ------------------------------------------------------------------
                                                 1999          1998          1997          1996          1995
                                              ----------    ----------    ----------    ----------    ----------
System-wide Data:
Vehicle rental revenue:
   (in thousands)

    Company-owned stores                      $  714,000    $  636,000    $  620,000    $  497,000    $  373,000
    Franchisee locations                         699,000       620,000       516,000       502,000       556,000
                                              ----------    ----------    ----------    ----------    ----------
       Total vehicle rental revenue           $1,413,000    $1,256,000    $1,136,000    $  999,000    $  929,000
                                              ==========    ==========    ==========    ==========    ==========


Rental locations:

    Company-owned stores                             149           139           139           156           162
    Franchisee locations                             824           763           752           729           720
                                              ----------    ----------    ----------    ----------    ----------
       Total rental locations                        973           902           891           885           882
                                              ==========    ==========    ==========    ==========    ==========


Average number of vehicles operated
during the period by company-owned
stores and franchisees                           123,814       111,652       103,417        94,992        93,989

Peak number of vehicles operated
during the period by company-owned
stores and franchisees                           148,832       134,407       122,286       110,771       108,447

Company-owned Stores Data:

Vehicle Rental Data:

Average number of vehicles operated               59,218        53,983        53,719        45,037        36,246

Number of rental transactions                  3,621,111     3,320,294     3,300,420     2,817,269     2,196,611

Average revenue per transaction               $      197    $      191    $      187    $      176    $      170

Monthly average revenue per vehicle           $    1,005    $      980    $      959    $      917    $      856


Vehicle Leasing Data:

Average number of vehicles leased                 38,690        37,709        32,814        30,583        34,373

Average monthly lease revenue per unit        $      471    $      447    $      420    $      409    $      400

----------


(a) Management believes it is important to note that net income (loss) and earnings (loss) per share for the year ended December 31, 1996 include intangible asset impairment losses of $157,758,000, related to DaimlerChrysler's decision in 1996 to dispose of Thrifty as a non-core asset ($155,000,000) and an impairment loss related to TCL ($2,758,000).

(b) Certain reclassifications have been made in the selected consolidated financial data to conform to the classifications used in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Group owns two separate vehicle rental companies, Dollar and Thrifty. They engage in the business of renting vehicles directly to retail and tour customers and providing vehicle leasing and other services to franchisees that rent to customers. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.

The Group's revenues consist of:

         o Vehicle rentals -- revenue generated from renting vehicles to customers, including all related charges, through company-owned stores,

         o Vehicle leasing -- revenue generated from leasing vehicles to franchisees,

         o Fees and services -- revenue generated from franchise fees and providing reservations, insurance, supplies and other products and services to franchisees, and

         o   Other -- revenue  generated from franchise  sales,  parking income,
             non-vehicle   lease  income  and  interest   income   derived  from
             franchisees.

The Group's expenses consist of:

         o Direct vehicle and operating -- costs related to the rental of revenue-earning vehicles to customers and to the leasing of vehicles to franchisees, such as leasing expenses, concessions and commissions paid to airport authorities, travel agencies and others, insurance and lease promotion expenses, net of certain incentives received from vehicle manufacturers,

         o Vehicle depreciation and lease charges, net -- depreciation expense relating to revenue-earning vehicles, net of gains and losses on the disposal of such vehicles, and lease charges for vehicles leased from third parties,

         o Selling, general and administrative expenses, including advertising and marketing expenses and reservation expenses,

         o Interest expense, net -- interest expense, net of interest earned on restricted cash, cash and cash equivalents, relating primarily to revenue-earning vehicle financing, and

         o   Amortization of cost in excess of net assets acquired.

         The Group's profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the number of vehicles leased to franchisees. Significant changes in the purchase or disposal price of vehicles or interest rates can also have a significant effect on the Group's profitability, depending on the ability of the Group to adjust the size of the fleet as well as pricing and lease rates for these changes. The Group's business requires significant expenditures for vehicles and consequently, requires substantial liquidity to finance such expenditures.

         The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the Group's consolidated financial statements and the related notes thereto included in this report.

Results of Operations

         The following table sets forth the percentage of total revenues in the Group's consolidated statement of income:

                                                    Years Ended December 31, (b)
                                                   -----------------------------

                                                     1999      1998        1997
                                                   -------    -------    -------


Revenues:
      Vehicle rentals                                71.5%      70.7%      73.5%
      Vehicle leasing                                21.9%      22.5%      19.5%
      Fees and services                               5.7%       5.8%       5.8%
      Other                                           0.9%       1.0%       1.2%
                                                   -------    -------    -------

          Total revenues                            100.0%     100.0%     100.0%
                                                   -------    -------    -------



Costs and expenses:
      Direct and vehicle operating                   28.9%      29.8%      31.3%
      Vehicle depreciation and lease charges, net    31.2%      33.9%      35.0%
      Selling, general and administrative            19.1%      18.1%      17.7%
      Interest expense, net                           9.5%       9.9%      10.4%
      Amortization of cost in excess of net
        assets acquired                               0.6%       0.6%       0.7%
                                                   -------    -------    -------

          Total costs and expenses                   89.3%      92.3%      95.1%
                                                   -------    -------    -------


Income before income taxes                           10.7%       7.7%       4.9%

Income tax expense                                    4.7%       3.5%       2.8%
                                                   -------    -------    -------


Net income (a)                                        6.0%       4.2%       2.1%
                                                   =======    =======    =======

----------------

(a) In 1997, the Group incurred a one-time tax charge of $4,314,000 related to its separation from DaimlerChrysler.

(b) Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications used in 1999.

The following table sets forth a breakdown of the Group's two major sources of revenue:

                                           Years Ended December 31, (a)
                              --------------------------------------------------

                                  1999              1998              1997
                              --------------    --------------    --------------
                                                (in thousands)

Vehicle rental revenue:
       Dollar                     $ 681,240         $ 603,331         $ 559,101
       Thrifty                       33,167            32,269            60,944
                              --------------    --------------    --------------

         Total                    $ 714,407         $ 635,600         $ 620,045
                              ==============    ==============    ==============



Leasing revenue:
       Dollar                      $ 28,762          $ 33,224          $ 34,452
       Thrifty                      189,852           169,147           130,249
                              --------------    --------------    --------------

         Total                    $ 218,614         $ 202,371         $ 164,701
                              ==============    ==============    ==============


------------------

(a) Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications used in 1999.


Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

         Revenues

         Total revenues for the year ended December 31, 1999 increased $99.8 million, or 11.1%, to $998.8 million compared to 1998. The increase in total revenues was due to an increase in rental revenue of 12.4% over 1998 and a 8.0% growth in leasing revenue. Fees and services revenue increased $5.3 million due to higher franchise fees and other revenue fees from franchisees. Vehicle rental revenue and vehicle leasing revenue were impacted by franchise acquisitions at Dollar and re-franchising of company-owned stores at Thrifty.

         The Group's vehicle rental revenue for 1999 was $714.4 million, a 12.4% increase from 1998. This increase was due primarily to a $77.9 million increase for Dollar and a $0.9 million increase at Thrifty. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.6% in transactions combined with a 3.1% increase in revenue per transaction. The rental revenue growth at Dollar related to the acquisition of franchisees was $15 million, which represented 19.2% of Dollar's total rental revenue growth during 1999.

         Vehicle leasing revenue for 1999 was $218.6 million, a $16.2 million increase from 1998. This increase in vehicle leasing revenue reflects an increase of $20.7 million, or 12.2%, in Thrifty's leasing revenue due to a 6.9% increase in the average number of vehicles leased to franchisees along with a 4.9% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's leasing revenue declined $4.5 million, or 13.4%, due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations during 1999 partially offset by an increase in lease rates.

         Expenses

         Total expenses increased 7.5% from $830.1 million in 1998 to $892.2 million in 1999. This increase was due primarily to a $45.9 million, or 7.5% increase for Dollar and a $16.3 million, or 7.5% increase at Thrifty. Total expenses as a percentage of revenue declined to 89.3% in 1999 from 92.3% in 1998.

         Direct vehicle and operating expenses for 1999 increased $21.6 million, or 8.1%, over 1998, primarily due to an increase at Dollar. The overall increase was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by lower insurance costs. These expenses were 28.9% of revenue for 1999, compared to 29.8% of revenue for 1998.

         Net vehicle depreciation expense and lease charges increased $5.9 million, or 1.9%, for 1999 as compared to 1998, consisting of a $5.6 million increase at Dollar and a $0.3 million increase at Thrifty. Net vehicle depreciation expense increased $14.8 million, or 5.2%, due to a 10.4% increase in depreciable fleet (11.2% at Dollar and 9.0% at Thrifty) partially offset by a decline of 4.8% in the average depreciation rate (4.3% decrease at Dollar and a 5.3% decrease at Thrifty). The decline in depreciation rate includes $25.2 million net vehicle gains on the disposal of Non-Program Vehicles. In 1998, the disposition of Non-Program Vehicles resulted in a net vehicle gain of $5.5 million. Lease charges, for vehicles leased from third parties, declined $8.9 million due to fewer vehicles leased during the year ended December 31, 1999.

         Selling, general and administrative expenses of $190.9 million for 1999 increased from $163.3 million in 1998, comprised primarily of a $13.9 million increase at Dollar and a $13.8 million increase at Thrifty. The higher costs were due primarily to higher information technology system costs including Year 2000 remediation, costs incurred with the start-up of Thrifty Car Sales and other personnel related costs.

         Net interest expense increased $6.4 million, or 7.2% to $95.1 million. Net interest expense decreased as a percentage of revenue from 9.9% in 1998 to 9.5% in 1999. The increase in expense for the Group was due to the effect of higher average vehicle debt levels partially offset by a decrease in vehicle interest rates.

         The tax provision for 1999 was $46.9 million. The effective rate of 44.1% and 45.3% in 1999 and 1998, respectively, differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded. The improvement in the effective rate as compared to 1998 was due to higher U.S. pre-tax income and improved results in the Canadian operations.

         Operating Results

         The Group had income before income taxes of $106.6 million for 1999 as compared to $68.9 million in 1998, a 54.7% increase. This growth was due to a $29.0 million increase at Dollar and a $8.7 million increase at Thrifty.

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

         Revenues

         Total revenues for the year ended December 31, 1998 increased $55.2 million, or 6.5%, to $898.9 million compared to 1997. The increase in total revenues was due to an increase in leasing revenue of 22.9% over 1997 and a 2.5% growth in rental revenue. Fees and services revenue increased $2.6 million due to a final payment received related to Dollar's terminated European franchise agreement and higher franchise fees and other revenue fees from franchisees. Vehicle rental revenue and vehicle leasing revenue were impacted by the re-franchising of company-owned stores at Thrifty and by franchise acquisitions at Dollar.

         The Group's vehicle rental revenue for 1998 was $635.6 million, a 2.5% increase from 1997. This increase was due primarily to a $44.2 million increase for Dollar offset by a $28.7 million decline at Thrifty. The increase in vehicle rental revenue at Dollar was the result of an increase of 6.6% in transactions combined with a 1.0% increase in revenue per transaction. The rental revenue growth at Dollar related to the acquisition of franchisees during 1998 totaled $21.4 million, which represented 48% of Dollar's total rental revenue growth. The decline at Thrifty was due to the re-franchising of several company-owned stores during 1997 and early 1998.

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

         Expenses

         Total expenses increased 3.5% from $802.3 million in 1997 to $830.1 million in 1998. This increase was due primarily to a $28.5 million, or 4.9% increase for Dollar offset by a $2.0 million, or 0.9% decline at Thrifty. Total expenses as a percentage of revenue declined to 92.3% in 1998 from 95.1% in 1997.

         Direct vehicle and operating expenses for 1998 increased $3.7 million, or 1.4%, over 1997, comprised of a $14.6 million increase at Dollar offset by a $10.9 million decline at Thrifty. The overall increase was due to higher personnel costs, airport concession fees and tour account incentives at Dollar, partially offset by a reduction of expenses at Thrifty as a result of the re-franchising of several company-owned stores. These expenses were 29.8% of revenue for 1998, compared to 31.3% of revenue for 1997. These expenses improved as a percentage of revenue partially due to a decrease in the proportion of total revenue generated from vehicle rentals at company-owned stores, which carry additional costs not associated with vehicle leasing revenue. The shift in revenue from vehicle rentals to vehicle leasing resulted primarily from re-franchising several Thrifty company-owned stores in late 1997 and early 1998.

         Net vehicle depreciation expense and lease charges increased $10.3 million or 3.5% for 1998 as compared to 1997, consisting of a $5.7 million increase at Dollar and a $4.6 million increase at Thrifty. Net vehicle depreciation expense increased $11.2 million, or 4.0%, due to a 5.4% increase in depreciable fleet (6.1% at Dollar and 4.3% at Thrifty) partially offset by a decline of 1.5% in the average depreciation rate (0.4% increase at Dollar and a 4% decrease at Thrifty). The decline in the depreciation rate includes $5.5 million net vehicle gains on the disposal of Non-Program Vehicles. In 1997, the disposition of Non-Program Vehicles resulted in a net vehicle loss of $11.4 million. Lease charges, for vehicles leased from third parties, decreased $0.9 million due to fewer vehicles leased during 1998.

         Selling, general and administrative expenses of $163.3 million for 1998 increased 9.1% from $149.7 million in 1997, comprised of a $11.0 million increase at Dollar, a $0.7 million increase at Thrifty and a $1.9 million increase for other operations. The higher costs were due to higher personnel costs related to the development of new information technology systems, sales and marketing and Year 2000 remediation costs. Higher expenses in 1998 were also the result of one-time cost reductions in 1997 related to the settlement of a $1.5 million condemnation claim and the reversal of a $1.1 million reserve related to resolved litigation at Dollar and the elimination of a $1.9 million reserve related to the sale of Snappy Car Rental in 1994. Selling, general and administrative expenses for the Group were 18.1% of revenue for 1998 compared to 17.7% for 1997.

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

         Operating Results

         The Group had income before income taxes of $68.9 million for 1998 as compared to $41.5 million in 1997, a 66.1% increase. This growth was due to a $15.3 million increase at Dollar and a $13.6 million increase at Thrifty. Income before income taxes declined for other operations in 1998 due primarily to the elimination of a $1.9 million reserve during 1997 related to the sale of Snappy Car Rental in 1994.

Liquidity and Capital Resources

         The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. During 1999, cash provided by operating activities was $372.5 million. Net income adjusted for depreciation, net of vehicle gains, primarily generated cash provided by operating activities.

         Cash used in investing activities was $583.4 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles which totaled $2.4 billion ($1.4 billion at Dollar and $1.0 billion at Thrifty) which was partially offset by $1.9 billion ($1.1 billion at Dollar and $800 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments increased $82.4 million for the year ended December 31, 1999. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes discussed below. The Group also used cash for the purchase of non-vehicle capital expenditures of $23 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems. The Group estimates non-vehicle capital expenditures to be approximately $30 million in 2000. In addition, Dollar will pursue the acquisition of certain franchisee operations, if available. These expenditures are expected to be financed with cash provided from operations.

         Cash provided by financing activities was $238.8 million primarily provided by the issuance of $250 million in asset backed notes during 1999.

         Asset Backed Notes

         The asset backed note program is comprised of $1.34 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.3 billion ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $140.0 million at December 31, 1999.

         Commercial Paper Program and Liquidity Facility

         At December 31, 1999, the Company's commercial paper program (the "Commercial Paper Program") had a maximum size of $640 million supported by a $575 million, 364-day liquidity facility (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At December 31, 1999, the Group had $80.4 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the third quarter of 1999 when it reached $545.7 million to support the seasonal increase in vehicle fleet.

         Effective March 2, 2000, the Commercial Paper Program was renewed for another year at a maximum size of $780 million, backed by a renewal of the Liquidity Facility which was increased to $700 million.

         Other Obligations and Vehicle Debt

         Thrifty had financed its Canadian vehicle fleet under a lease agreement with an unrelated auto leasing trust which provided for CND$125 million of funding, which was supported by underlying bank financing that was required to be renewed annually. This facility was phased out as the vehicles financed thereunder were taken out of service with all financing arrangements terminated. On February 18, 1999, Thrifty established new arrangements for its Canadian vehicle financing through a five-year fleet securitization program. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At December 31, 1999, Thrifty had approximately $45.4 million funded under this program.

         On May 20, 1999, a vehicle manufacturer's finance subsidiary extended a $102 million revolving line of credit to the Group to purchase revenue-earning vehicles. The line of credit is secured by the vehicles financed under this facility. This credit facility expires in August 2000 and is renewable by mutual agreement. At December 31, 1999, the Company had $67.9 million outstanding under the line of credit.

         Revolving Credit Facility

         The Company has a $215 million 5-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge ratio and a minimum interest expense coverage ratio. The Group is in compliance with all covenants. At December 31, 1999, the Group had letters of credit outstanding under the Revolving Credit Facility of approximately $37.8 million and no working capital borrowings.

         DaimlerChrysler Credit Support

         In connection with the Company's separation from DaimlerChrysler and completion of the Offering, DaimlerChrysler provided $38.2 million credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The credit support was reduced to $28.6 million due to the sale of additional shares by the Company in the Offering. The letter of credit declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. At December 31, 1999, the credit support amount was approximately $22.8 million. The Company may need to replace reductions in the letter of credit with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

         Debt Servicing Requirements

         The Group will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 1999, the Group's total consolidated debt and other obligations was approximately $1.6 billion, substantially all of which was secured debt for the purchase of vehicles. The Group has scheduled annual principal payments of approximately $475 million in 2000, $231 million in 2001, $172 million in 2002, $274 million in 2003, $269 million in 2004 and $137 million thereafter.

         The Group intends to use cash generated from operations for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and cash generated from operations. The Group expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

         The Group has significant requirements for bonds to support its insurance programs and airport concession obligations. At December 31, 1999, various insurance companies had issued approximately $79.0 million in bonds to secure these obligations.

         Interest Rate Risk

         The Group's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Group is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2000, approximately 25% of its average debt will bear interest at floating rates. The amount of the Group's financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 8 of Notes to Consolidated Financial Statements.

Inflation

         The increased acquisition cost of vehicles is the primary inflationary factor affecting the Group. Many of the Group's other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Group's overall operating costs will be greater for the Group than for its competitors.

Year 2000

         The year 2000 issue ("Y2K") relates to potential problems with computer systems or any equipment employing technology that uses dates where the date has been stored as just two digits (e.g. 98 for 1998). Any date recording mechanism within a computer system, including date sensitive software, which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000 resulting in system failures or miscalculations causing a disruption of operations.

         The Group experienced no problems with its systems or disruption in service due to the failure of third parties or their independent franchisees to be Y2K compliant.

         Nevertheless, since it is impossible to anticipate all future outcomes, especially when third parties are involved, there can be no assurance that the Group will not, in the future, experience disruptions in operations that could materially and adversely affect the Group's business, results of operations, and financial condition in the future.

         The Group's costs to remediate Y2K issues were $6.6 million. Certain information technology projects to enhance systems and improve operating efficiencies were delayed due to Y2K compliance efforts.

New Accounting Standards

         Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. During 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. SFAS No. 133 is effective for the Company beginning January 1, 2001. The Company plans to adopt the standard when required.

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

                                                                                                                    Fair Value
Expected Maturity Dates                                                                                            December 31,
as of December 31, 1999             2000       2001        2002       2003       2004      Thereafter    Total         1999
-------------------------------   ---------  ---------   ---------  ---------  ---------   ----------  ---------   ------------
(U.S. dollars in thousands)

Debt

Vehicle obligations and other-
   floating rates                 $162,997   $  5,026    $  1,343   $ 22,417   $    108     $ 11,135   $  203,026   $  201,809

Weighted Average interest rates      6.86%      7.84%       8.30%      7.43%      8.30%        7.52%

Vehicle obligations and other-
  fixed rates                     $264,181   $225,819    $170,386   $251,095   $269,036     $126,079   $1,306,596   $1,270,960

Weighted Average interest rates      6.40%      6.47%       6.45%      6.40%      6.22%        6.67%

Vehicle obligations and other-
  Canadian dollar denominated     $ 47,784   $    -      $    -     $    -     $   -        $    -     $   47,784   $   47,784

Weighted Average interest rates      5.47%





                                                                                                                   Fair Value
Expected Maturity Dates                                                                                            December 31,
as of December 31, 1998             1999       2000        2001       2002       2003      Thereafter   Total         1998
-------------------------------   ---------  ---------   ---------  ---------  ---------   ---------  ----------   ------------
(U.S. dollars in thousands)

Debt

Vehicle obligations and other-
   floating rates                 $170,006   $    -      $  4,000   $   -      $ 22,269     $ 11,135   $  207,410   $  206,981

Weighted Average interest rates      6.34%                  6.95%                 6.65%        6.75%

Vehicle obligations and other-
  fixed rates                     $  2,282   $265,215    $226,120   $170,699   $207,400     $188,865   $1,060,581   $1,059,912

Weighted Average interest rates      8.50%      6.41%       6.48%      6.45%      6.50%        6.62%

Vehicle obligations and other-
  Canadian dollar denominated     $ 46,906   $    -      $    -     $    -     $   -        $   -      $   46,906   $   46,906

Weighted Average interest rates      5.88%



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

         We have audited the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Tulsa,  Oklahoma
February 2, 2000, except for
Note 17 as to which the date is
March 2, 2000


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands Except Per Share Data)
--------------------------------------------------------------------------------------------------------------------------------


                                                                           1999          1998          1997
REVENUES:
   Vehicle rentals                                                       $714,407      $635,600      $620,045
   Vehicle leasing                                                        218,614       202,371       164,701
   Fees and services                                                       57,046        51,770        49,143
   Other                                                                    8,685         9,225         9,899
                                                                         --------      --------      --------

           Total revenues                                                 998,752       898,966       843,788
                                                                         --------      --------      --------

COSTS AND EXPENSES:
   Direct vehicle and operating                                           289,129       267,504       263,850
   Vehicle depreciation and lease charges, net                            311,113       305,169       294,911
   Selling, general and administrative                                    190,994       163,256       149,697
   Interest expense, net of interest income of $6,071,
      $6,834 and $4,341                                                    95,114        88,726        87,852
   Amortization of cost in excess of net assets acquired                    5,842         5,417         6,010
                                                                         --------      --------      --------

           Total costs and expenses                                       892,192       830,072       802,320
                                                                         --------      --------      --------

INCOME BEFORE INCOME TAXES                                                106,560        68,894        41,468

INCOME TAX EXPENSE                                                         46,974        31,229        23,427
                                                                         --------      --------      --------

NET INCOME                                                               $ 59,586      $ 37,665      $ 18,041
                                                                         ========      ========      ========

Earnings per share:
   Basic                                                                   $ 2.47        $ 1.56        $ 0.90
                                                                         ========      ========      ========


   Diluted                                                                 $ 2.43        $ 1.56        $ 0.90
                                                                         ========      ========      ========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1999 AND 1998
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------


                                                                                       1999                1998
ASSETS
Cash and cash equivalents                                                           $   77,500          $   49,505
Restricted cash and investments                                                        144,671              62,255
Receivables, net                                                                       140,156             115,423
Prepaid expenses and other assets                                                       43,493              42,186
Revenue-earning vehicles, net                                                        1,507,692           1,342,066
Property and equipment, net                                                             69,941              62,747
Income taxes receivable                                                                 10,573                   -
Deferred income tax asset                                                                    -               8,554
Intangible assets, net                                                                 177,627             182,564
                                                                                   -----------         -----------

                                                                                    $2,171,653          $1,865,300
                                                                                   ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts payable                                                                  $   57,242          $   60,862
  Accrued liabilities                                                                  115,232              87,945
  Income taxes payable                                                                       -               9,161
  Deferred income tax liability                                                          5,660                   -
  Public liability and property damage                                                  58,783              77,619
  Debt and other obligations                                                         1,555,609           1,313,799
                                                                                   -----------         -----------
          Total liabilities                                                          1,792,526           1,549,386

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 10,000,000 shares; none outstanding                                           -                   -
  Common stock, $.01 par value:
    Authorized 50,000,000 shares; issued and outstanding 24,158,429
     and 24,125,055, respectively                                                          242                 241
  Additional capital                                                                   709,040             705,880
  Accumulated deficit                                                                 (329,464)           (389,050)
  Foreign currency translation adjustment                                                 (691)             (1,157)
                                                                                   -----------         -----------

                                                                                       379,127             315,914
                                                                                   -----------         -----------

                                                                                    $2,171,653          $1,865,300
                                                                                   ===========         ===========

See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------




                                                Common Stock                                              Foreign
                                               $.01 Par Value                                             Currency        Total
                                           -----------------------     Additional      Accumulated      Translation    Stockholders'
                                             Shares         Amount        Capital         Deficit        Adjustment      Equity

BALANCE, JANUARY 1, 1997                   20,000,000        $ 200       $ 628,916       $(444,756)         $ (477)       $183,883

   Issuance of common shares in
      public offering                       3,625,000           36          66,800               -               -          66,836

   Comprehensive income:
      Net income                                    -            -               -          18,041               -          18,041
      Foreign currency translation                  -            -               -               -            (334)           (334)
                                           ----------        -----       ---------       ---------         -------        --------
   Total comprehensive income                       -            -               -          18,041            (334)         17,707
                                           ----------        -----       ---------       ---------         -------        --------

BALANCE, DECEMBER 31, 1997                 23,625,000          236         695,716        (426,715)           (811)        268,426

   Issuance of common shares in
      public offering                         498,105            5           9,643               -               -           9,648

   Issuance of common shares for
      director compensation                     1,950            -              40               -               -              40

   Performance share incentive plan                 -            -             481               -               -             481

   Comprehensive income:
      Net income                                    -            -               -          37,665               -          37,665
      Foreign currency translation                  -            -               -               -            (346)           (346)
                                           ----------        -----       ---------       ---------         -------        --------
   Total comprehensive income                       -            -               -          37,665            (346)         37,319
                                           ----------        -----       ---------       ---------         -------        --------

BALANCE, DECEMBER 31, 1998                 24,125,055          241         705,880        (389,050)         (1,157)        315,914

   Issuance of common shares for
      director compensation                     2,798            -              52               -               -              52

   Stock option transactions                   30,576            1             866               -               -             867

   Performance share incentive plan                 -            -           2,242               -               -           2,242

   Comprehensive income:
      Net income                                    -            -               -          59,586               -          59,586
      Foreign currency translation                  -            -               -               -             466             466
                                           ----------        -----       ---------       ---------         -------        --------
   Total comprehensive income                       -            -               -          59,586             466          60,052
                                           ----------        -----       ---------       ---------         -------        --------

BALANCE, DECEMBER 31, 1999                 24,158,429        $ 242       $ 709,040       $(329,464)         $ (691)       $379,127
                                           ==========        =====       =========       =========          ======        ========



See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            1999            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $    59,586     $    37,665    $    18,041
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation                                                                         338,702         303,888        274,641
      Amortization                                                                           8,927           7,708          8,239
      Common stock option transactions                                                         323               -              -
      Performance share incentive plan                                                       2,242             481              -
      Net losses (gains) from disposition of revenue-earning vehicles                      (25,248)         (5,538)        11,431
      Impairment losses                                                                          -           1,305              -
      Provision for losses on receivables                                                    9,682           6,891          2,942
      Deferred income taxes                                                                 14,214          (2,126)         9,251
      Change in assets and liabilities, net of acquisitions:
         Receivables                                                                       (19,045)         26,654        (59,199)
         Prepaid expenses, intangibles and other assets                                     (2,304)        (10,147)        (8,463)
         Accounts payable, accrued liabilities and income taxes payable/receivable           3,748         (21,363)        26,862
         Public liability and property damage                                              (18,836)          1,932         12,452
         Other                                                                                 548             311           (334)
                                                                                       -----------     -----------    -----------

           Net cash provided by operating activities                                       372,539         347,661        295,863

CASH FLOWS FROM INVESTING ACTIVITIES:
   Revenue-earning vehicles:
      Purchases                                                                         (2,410,739)     (2,093,581)    (1,847,957)
      Proceeds from sales                                                                1,927,007       1,782,562      1,371,496
   Restricted cash and investments, net                                                    (82,416)         75,725        (34,047)
   Property and equipment:
      Purchases                                                                            (18,266)        (15,785)       (11,232)
      Proceeds from sales                                                                    1,031             691          2,656
   Acquisition of businesses, net of cash acquired                                               -          (4,617)          (397)
                                                                                       -----------     -----------    -----------

           Net cash used in investing activities                                          (583,383)       (255,005)      (519,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt and other obligations:
      Proceeds                                                                           3,699,487       1,603,678      2,206,482
      Payments                                                                          (3,457,971)     (1,708,819)    (2,029,353)
   Cash management/working capital - DaimlerChrysler, net                                        -               -         38,267
   Issuance of common shares in public offering                                                  -           9,648         66,836
   Issuance of common shares                                                                   544               -              -
   Vehicle financing issue costs                                                            (3,221)         (3,732)        (5,965)
                                                                                       -----------     -----------    -----------

           Net cash provided by (used in) financing activities                             238,839         (99,225)       276,267
                                                                                       -----------     -----------    -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                         27,995          (6,569)        52,649

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                        49,505          56,074          3,425
                                                                                       -----------     -----------    -----------
   End of year                                                                         $    77,500     $    49,505    $    56,074
                                                                                       ===========     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes to taxing authorities                                               $    52,343     $    30,112    $     3,235
                                                                                       ===========     ===========    ===========
      Interest                                                                         $    95,038     $    92,288    $    95,253
                                                                                       ===========     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING ACTIVITIES:
   Reversal of valuation allowance on pre-acquisition net operating loss carryforwards $         -     $         -    $    22,400
                                                                                       ===========     ===========    ===========
   Issuance of common stock for director compensation                                  $        52     $        40    $         -
                                                                                       ===========     ===========    ===========
   Direct financing leases of vehicles to franchisees                                  $    14,780     $         -    $         -
                                                                                       ===========     ===========    ===========
   Notes receivables issued for franchise sales                                        $       590     $         -    $         -
                                                                                       ===========     ===========    ===========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


 1.    BASIS OF PRESENTATION

                  Dollar Thrifty Automotive Group,Inc.("Dollar Thrifty Group" or the "Company") is the successor to Pentastar Transportation Group, Inc. and subsidiaries. Prior to December 23, 1997, the Company was a wholly owned subsidiary of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). On December 23, 1997, the Company completed an initial public offering of all its outstanding common stock owned by DaimlerChrysler together with additional shares issued by the Company (Note 9).

                  The Company's  significant  wholly owned  subsidiaries include
       Dollar Rent A Car Systems, Inc. ("Dollar"), Thrifty, Inc., Rental Car Finance Corp.("RCFC") and Dollar Thrifty Funding Corp. ("DTFC"). Thrifty, Inc.is the parent company to Thrifty Rent-A-Car System, Inc. which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty"). Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are reflected in the accompanying consolidated financial statements. RCFC and DTFC are special purpose financing entities for the Dollar Thrifty Group, which were formed in 1995 and 1998, respectively. The term the "Company" is used to refer to Dollar Thrifty Group and subsidiaries, collectively, and to the individual subsidiaries of Dollar Thrifty Group. Intercompany accounts and transactions have been eliminated in consolidation.

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

                  Restricted   Cash  and   Investments  -  Restricted  cash  and
       investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 8). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $2,379,000, $4,706,000 and $2,382,000 for 1999,
       1998 and 1997, respectively.

                Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

                Revenue-Earning Vehicles - Revenue-earning vehicles are stated at cost net of related discounts and are depreciated over their estimated economic lives, or at rates corresponding to manufacturers' guaranteed residual values, where applicable. Depreciation rates range from approximately 0.9% to 2.4% per month. Net gains and losses from sales of revenue-earning vehicles are recorded as an adjustment to vehicle depreciation.

                Property and Equipment - Property and equipment are recorded at cost and are depreciated or amortized using principally the straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from ten to thirty years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the shorter of ten years or the lives of the related leases.

                Intangible Assets - Intangible assets are amortized using the straight-line basis. Cost in excess of net assets acquired is amortized over forty and twenty-year periods. Other intangible assets are amortized over primarily five years. The Company continually assesses the recoverability of the cost in excess of net assets acquired based on its estimates of the expected future cash flows of the operations to which such amounts relate.

                Long-Lived Assets - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

                Accounts Payable - Disbursements in excess of bank balances of $42,277,000 and $42,393,000 are included in accounts payable at December 31, 1999 and 1998, respectively.

                Public Liability and Property Damage - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims are utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 1999.

                Foreign Currency Translation - Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' equity and comprehensive income.

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

                Advertising Costs - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $34,142,000, $35,863,000 and $37,000,000 for 1999, 1998 and 1997, respectively.

                Thrifty's primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad"). Thrifty made payments of $2,865,000, $3,073,000 and $4,222,000 in 1999, 1998 and 1997, respectively, to
       Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $2,392,000, $1,790,000 and $1,741,000 during 1999, 1998 and 1997, respectively, which are recorded as offsets to selling, general and administrative expense.

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

                Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company has utilized the treasury stock method.

                Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

                New Accounting Standards - Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use and requires that entities capitalize certain internal-use software costs once certain criteria are met. Adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

                SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. During 1999, the effective date of SFAS No. 133 was delayed for one year to fiscal years beginning after June 15, 2000. The Company plans to adopt the standard when required.

                Reclassifications - Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications used in 1999.

 3.    ACQUISITIONS

                During 1998, Dollar acquired certain assets and assumed certain liabilities of its former San Diego and Phoenix franchisees. Total cash paid for these two acquisitions was $4,617,000, net of cash acquired. These transactions have been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material to the year of acquisition, are included in the consolidated statement of income of the Company. At December 31, 1999, cost in excess of net assets of Dollar franchisees acquired of $31,635,000 is being amortized on the straight-line basis over twenty years.

 4.    RECEIVABLES

       Receivables consist of the following:

                                                            December 31,
                                                   -----------------------------
                                                        1999         1998
                                                           (In Thousands)
        Trade accounts receivable                     $ 85,955      $ 75,943
        Notes receivable                                 7,152         8,684
        Financing receivables, net                      14,090             -
        Due from DaimlerChrysler                        50,727        45,706
                                                      --------      --------
                                                       157,924       130,333
        Less allowance for doubtful accounts           (17,768)      (14,910)
                                                      --------      --------

                                                      $140,156      $115,423
                                                      ========      ========


                Trade accounts and notes receivable include primarily amounts due from franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business and amounts due from the sale of revenue-earning vehicles. Included in trade accounts receivable at December 31, 1999 and 1998 is approximately $1,106,000 and $903,000, respectively, due from a tour operator, which is owned by a director of the Company. Notes receivable are generally issued to certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

                Financing receivables arise from direct financing leases of vehicles with franchisees. These receivables have terms up to a year and are collateralized by the vehicles. Financing receivables are presented net of unearned income of $285,000 at December 31, 1999.

                Due from DaimlerChrysler is comprised primarily of amounts due under various incentive and promotion programs. In 1997, the Company recorded net interest income of $1,873,000 on working capital amounts due from DaimlerChrysler. A director of the Company is an executive officer of DaimlerChrysler.

 5.    REVENUE-EARNING VEHICLES

       Revenue-earning vehicles consist of the following:

                                                         December 31,
                                                 -------------------------------
                                                     1999            1998
                                                        (In Thousands)

        Revenue-earning vehicles                  $1,659,926       $1,477,506
        Less accumulated depreciation               (152,234)        (135,440)
                                                  ----------       ----------

                                                  $1,507,692       $1,342,066
                                                  ==========       ==========


                Dollar and Thrifty entered into U.S. Vehicle Supply Agreements ("VSAs") with DaimlerChrysler, which commenced with the 1997 model year and expire in July 2001. Under the VSAs, DaimlerChrysler has agreed to supply certain specified volumes of vehicles, which are comprised of approximately 80% guaranteed depreciation program vehicles ("Program Vehicles"). Dollar and Thrifty are required to purchase at least 80% of their vehicles from DaimlerChrysler, up to specified volumes of which minimum amounts must be Program Vehicles. Under the terms of the VSAs, Dollar and Thrifty have agreed to advertise and promote DaimlerChrysler products exclusively, and will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue-earning vehicles from DaimlerChrysler and DaimlerChrysler Canada Inc. ("DaimlerChrysler Canada") were $2,101,537,000, $2,007,406,000 and
       $1,765,825,000 during 1999, 1998 and 1997, respectively.

                Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $7,787,000, $16,664,000 and $17,635,000 for 1999, 1998 and 1997, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next three years for vehicles under operating leases with terms greater than one year total $1,120,000.

                Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada of the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments received are included in proceeds from sales of revenue-earning vehicles. Additionally, the Company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected in interest expense, net. Amounts recorded from DaimlerChrysler and DaimlerChrysler Canada for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $312,932,000, $339,575,000 and $269,070,000 in 1999, 1998 and 1997,
       respectively. Buyback payments received from DaimlerChrysler Canada were $69,545,000, $64,413,000 and $78,385,000 in 1999, 1998 and 1997,
       respectively.

                The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers.

 6.    PROPERTY AND EQUIPMENT

       Major classes of property and equipment consist of the following:

                                                              December 31,
                                                        ------------------------
                                                            1999         1998
                                                              (In Thousands)

        Land                                               $ 14,325    $ 14,275
        Buildings and improvements                           15,563      14,380
        Furniture and equipment                              41,556      35,510
        Leasehold improvements                               43,986      36,743
        Construction in progress                              9,006       7,571
                                                            -------    --------
                                                            124,436     108,479
        Less accumulated depreciation and amortization      (54,495)    (45,732)
                                                           --------    --------

                                                           $ 69,941    $ 62,747
                                                           ========    ========


7.     INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                          1999         1998
                                                            (In Thousands)

        Cost in excess of net assets acquired           $ 257,248     $257,232
        Other                                              24,723       30,576
                                                        ---------     --------
                                                          281,971      287,808
        Less accumulated amortization                    (104,344)    (105,244)
                                                        ---------     --------

                                                        $ 177,627     $182,564
                                                        =========     ========

8.     DEBT AND OTHER OBLIGATIONS


       Debt and other obligations consist of the following (in thousands):

                                                                           December 31,
                                                                   ---------------------------
                                                                        1999           1998
                                                                          (In Thousands)
        Vehicle Debt and Other Financing:
           Asset backed notes:
              1999 Series notes                                     $  250,000      $        -
              1997 Series notes                                        900,000         900,000
              1995 Series notes                                        194,000         283,667
                                                                    ----------      ----------
                                                                     1,344,000       1,183,667
                   Discounts on asset backed notes                        (689)           (669)
                                                                    ----------      ----------
                   Asset backed notes, net of discount               1,343,311       1,182,998
           Commercial paper, net of discount of $1,217 and $429         80,376          79,786
           Other vehicle debt                                           86,452           3,884
           Limited partner interest in limited partnership              45,361               -
           Deferred vehicle rent                                             -          46,906
                                                                    ----------      ----------
                    Total vehicle debt and other financing           1,555,500       1,313,574

           Other notes payable                                             109             225
                                                                    ----------      ----------

        Total debt and other obligations                            $1,555,609      $1,313,799
                                                                    ==========      ==========


       Vehicle Debt and Other Financing

                Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in April 1999 (the "1999 Series notes"), December 1997 (the "1997 Series notes") and December 1995 (the "1995 Series notes").

                The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 5.9% to 7.1%.

                The 1997 Series notes are comprised of $866,596,000 of fixed rate notes, with rates ranging from 6.25% to 6.8% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus .95% to LIBOR plus 1.05% (7.42% to 7.52% at December 31, 1999 and 6.61% to 6.71% at December 31, 1998).

                The 1995 Series notes are  comprised of  $190,000,000  (1999 and
       1998) of 6.6%  fixed  rate notes and  $4,000,000  (1999) and  $93,667,000
       (1998) floating rate notes, with an interest rate of LIBOR plus .70% to LIBOR plus 1.25% (7.72% and 6.36% to 6.91% at December 31, 1999 and 1998,
       respectively).

                The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available first to satisfy the claims of its creditors. At December 31, 1999 and 1998, letters of credit totaling $22,848,000 and $28,560,000, respectively, issued on behalf of DaimlerChrysler, also serve as collateral for the asset backed notes. These letters of credit will continue to decline over the next four years. DaimlerChrysler has liens on and collateral interest in certain assets of the Company. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through overcollateralization of the vehicle fleet or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

                The asset backed notes mature from 2000 through 2005 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

                Commercial Paper represents borrowings under a $640,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, the Company also entered into a 364-day, $575,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if the Company is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 6.1% to 6.3% at December 31, 1999 and 5.2% to 5.9% at December 31, 1998 and matures within 31 days of December 31, 1999.

                Other Vehicle Debt at December 31, 1999 includes borrowings of $67,938,000 under $102,000,000 revolving lines of credit with a vehicle manufacturer's finance subsidiary which bear interest at rates based on commercial paper rates (7.23% at December 31, 1999). Also included in other vehicle debt in 1999 are borrowings of $10,140,000 under a $12,000,000 revolving line of credit which bears interest at rates based on LIBOR (8.4% at December 31, 1999). These revolving credit facilities have one-year terms and the $102,000,000 line is renewable for successive one-year terms by mutual agreement. The lines are collateralized by the vehicles financed under the facilities. Borrowings of $5,951,000 and $3,884,000 at December 31, 1999 and 1998, respectively, with a weighted average interest rate at December 31, 1999 and 1998 of 8.35% and 8.5%, respectively, which are collateralized by shuttle buses and other vehicles financed, are also included in other vehicle debt.

                Limited Partner Interest in Limited Partnership - In February 1999, TCL entered into a partnership agreement (the "Partnership Agreement") with an unrelated bank's conduit (the "Limited Partner"). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, "Partnership"). TCL is the General Partner in the Partnership. The Limited Partner's interest is reflected as Limited Partner Interest in Limited Partnership.

                The Partnership Agreement has a five-year term, subject to extension, with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CDN$150 million (approximately US$104 million at December 31, 1999) to the Partnership which they fund through issuance and sale of notes in the Canadian commercial paper market.

                TCL, as General Partner, is allocated the remainder of the partnership net income after distribution of the income share of the Limited Partner, which is based on the weighted average capital balance of the Limited Partner multiplied by a rate which is based on the average commercial paper rate. At December 31, 1999, this rate was 5.4%. The Limited Partner's income share amounted to $1,854,000 in 1999 which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accompanying consolidated statements include the accounts of the Partnership.

                Any amounts due to TCL which are directly related to the vehicles, including vehicle rental revenues, payments from licensees and proceeds from vehicle disposition programs, are vested in the Partnership. Upon disposition of vehicles, proceeds in excess of that required to fund further vehicle purchases are distributed to the Partners in proportion to their capital accounts.

                TCL entered into a CDN$15 million (approximately US$10.3 million at December 31, 1999) revolving line of credit to support its investment in the Partnership. At December 31, 1999, CDN$3.5 million (approximately US$2.4 million) was outstanding under this line of credit, which is included in other vehicle debt. The weighted average interest rate on the line at December 31, 1999 was 6.7%.

                The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a limitation on the percentage of vehicles which are not covered by manufacturer repurchase programs and the maintenance by TCL of a specified minimum tangible net worth. The line of credit agreement also requires the maintenance of letters of credit and the maintenance of a specified minimum tangible net worth by TCL.

                Deferred Vehicle Rent - Prior to February 1999, TCL financed its revenue-earning vehicles under a Master Concurrent Lease Agreement (the "Lease Agreement") with an unrelated auto leasing trust ("Leasing
       Trust"). Under the Lease Agreement, Leasing Trust prepaid 91% of the total lease rent due to TCL at the inception of the leases. In September 1999, the Lease Agreement was terminated and the remaining CDN$13.3 million (approximately US$9.1 million) of financed vehicles were sold to the Partnership at net book value. The weighted average interest rate on deferred vehicle rent at December 31, 1998 was 5.9%.

                Expected repayments of vehicle debt and obligations outstanding at December 31, 1999 are as follows:


                                     2000          2001         2002          2003          2004      Thereafter
                                                                  (In Thousands)
        Asset backed notes         $ 264,181    $ 229,819    $ 170,386     $ 273,364     $ 269,036     $ 137,214
        Commercial paper              81,593            -            -             -             -             -
        Other vehicle debt            83,827        1,026        1,343           148           108             -
        Limited partner
           interest                   45,361            -            -             -             -             -
                                   ---------    ---------    ---------     ---------     ---------     ---------

        Total                      $ 474,962    $ 230,845    $ 171,729     $ 273,512     $ 269,144     $ 137,214
                                   =========    =========    =========     =========     =========     =========


                During   1997,   while  the   Company   was  a   subsidiary   of
       DaimlerChrysler, total interest expense on all DaimlerChrysler vehicle and other debt, net of interest subvention, was $55,425,000.

       Other Notes Payable

                In December 1997, the Company established a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver provides sub-limits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. As of December 31,1999, the Company is required to pay a 0.30% commitment fee on the unused available line, a 1.75% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, Federal funds or Eurodollar rates and are payable quarterly. The Revolver is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends. The Company had letters of credit of $37,845,000 and $20,059,000 and no working capital borrowings
       outstanding   under  the   Revolver  at  December   31,  1999  and  1998,
       respectively.

                Maturities of other notes payable at December 31, 1999 are as follows: $43,000 (2000), $48,000 (2001) and $18,000 (2002).

 9.    STOCKHOLDERS' EQUITY

                The Company completed an initial public offering of its common stock on December 23, 1997. The Company issued and sold 3,625,000 shares of its common stock (2,500,000 "primary shares" and 1,125,000 "over allotment shares") and DaimlerChrysler sold all of the 20,000,000 outstanding shares of the Company's common stock that it owned ("secondary shares"). On January 15, 1998, 498,105 additional over allotment shares were issued by the Company. The common stock was sold at an initial price of $20.50 per share. The Company received net proceeds of $66,836,000 and $9,648,000, respectively, from the issuance of the shares. The proceeds received by the Company from the offering were initially used to provide collateral for financing of revenue-earning vehicles and for other general corporate purposes.

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

                The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect earnings per share.

10.    EARNINGS PER SHARE

                The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:


                                                       1999            1998            1997
                                                  (In Thousands, Except Share and Per Share Data)
        Net Income                                 $   59,586       $   37,665      $   18,041
                                                   ==========       ==========      ==========

        Basic EPS:
          Weighted average common shares           24,136,050       24,105,837      20,089,384
                                                   ==========       ==========      ==========

        Basic EPS                                  $     2.47       $     1.56      $     0.90
                                                   ==========       ==========      ==========

        Diluted EPS:
          Weighted average common shares           24,136,050       24,105,837      20,089,384

        Shares contingently issuable:
          Stock options                               205,576           43,569               -
          Performance awards                          131,467           37,350               -
          Director compensation shares deferred        12,008            3,197               -
                                                   ----------       ----------      ----------

        Shares applicable to diluted               24,485,101       24,189,953      20,089,384
                                                   ==========       ==========      ==========

        Diluted EPS                                $     2.43       $     1.56      $     0.90
                                                   ==========       ==========      ==========


                Options to purchase 1,584,000 and 1,155,000 shares of common stock were outstanding at December 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

11.    EMPLOYEE BENEFIT PLANS

       Employee Benefit Plans

                The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company contributes 50% up to 5% of the employee's contribution for a maximum matching contribution by the Company of 2-1/2% of the employee's base salary. Contributions by the Company amounted to $1,598,000, $1,090,000 and $983,000 in 1999, 1998 and 1997, respectively.

                During 1999, certain enhancements to the Company contribution provision of the retirement savings plan were adopted. Effective January 1, 2000, the Company's 50% match was increased and applies up to 6% of the employee's contribution for a maximum matching contribution of 3% of the employee's base salary.

                Included in accrued liabilities at December 31, 1999 and 1998 is $2,301,000 and $1,753,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

                The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $17,096,000, $8,109,000 and $7,313,000 in 1999, 1998 and 1997,
       respectively.

       Deferred Compensation and Retirement Plans

                The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $10,791,000 and $4,992,000 as of December 31, 1999 and 1998, respectively. Expense related to these plans totaled $4,525,000, $2,086,000 and $273,000 in 1999, 1998 and 1997,
       respectively.

       Long-Term Incentive Plan

                The Company has a long-term incentive plan ("LTIP") for employees and non-employee directors which provides for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. Ten percent of the Company's common stock outstanding was authorized for issuance under the LTIP (2,415,843 shares), with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares.

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

                Performance share awards are granted to Company officers and certain key employees. Such awards established a target number of shares that may be earned in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against annual profit targets and stock price appreciation targets. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered on the third anniversary of the initial grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the vesting period of the grants. At December 31, 1999, performance shares earned in 1998 and 1999, net of forfeitures, and the target award for 2000 totaled approximately 180,000 shares. All shares earned will vest on January 31, 2001. These shares would become immediately vested under certain circumstances, including a change of control. The Company recognized $2,242,000 and $481,000 of compensation cost in 1999 and 1998, respectively, for performance share awards.

       The status of the Company's stock option plan is summarized below:

                                                                        Weighted
                                                       Number of        Average
                                                        Shares          Exercise
                                                     (In Thousands)      Price

        Outstanding at December 31, 1997                     -           $     -

        Granted                                          1,677             17.60
        Exercised                                            -                 -
        Canceled                                           (34)            19.68
                                                        ------           -------

        Outstanding at December 31, 1998                 1,643             17.56

        Granted                                            505             19.07
        Exercised                                          (30)            15.04
        Canceled                                           (81)            16.31
                                                        ------           -------

        Outstanding at December 31, 1999                 2,037           $ 18.02
                                                        ======           =======

        Options exercisable at:
           December 31, 1999                               868           $ 18.91
           December 31, 1998                               396           $ 20.31


       Accounting for Stock-Based Compensation

                As stated in Note 2, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25 in accounting for its employee stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income for 1999 would have been reduced from the amount as reported of $59,586,000 to the pro forma amount of $57,259,000 and net income for 1998 would have been reduced from the amount as reported of $37,665,000 to the pro forma amount of $34,377,000. Earnings per share as reported of $2.43 and $1.56 would have been reduced to the pro forma amount of $2.34 and $1.42, respectively.

                The  pro  forma   amounts  noted  reflect  the  portion  of  the
       estimated fair value of awards earned in 1999 and 1998 based on the vesting period of the options. No awards were granted prior to December 31, 1997.

                The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for both 1999 and 1998: weighted-average expected life of the awards of five years, volatility factor of 37.5%, risk-free interest rate of 5.75% and 4.74%, respectively, and no payment of dividends. Based on this model, the weighted-average fair value of options granted during 1999 and 1998 was $8.03 and $7.10 per share, respectively.

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

                The following   table  summarizes   information  regarding fixed
       stock options that were outstanding at December 31, 1999:


                                              Options Outstanding                         Options Exercisable
                               -------------------------------------------------   --------------------------------
                                                  Weighted-Average    Weighted-                         Weighted-
            Range of               Number            Remaining         Average            Number         Average
            Exercise             Outstanding      Contractual Life    Exercise          Exercisable      Exercise
             Prices            (In Thousands)        (In Years)         Price         (In Thousands)      Price
        $10.50 - $19.1875            909               9.24            $ 14.93              138          $ 10.50

        $20.50 - $21.1875          1,128               8.03              20.52              730            20.50
                                  ------              -----            -------            -----          -------

        $10.50 - $21.1875          2,037               8.57            $ 18.02              868          $ 18.91
                                  ======              =====            =======            =====          =======


                Under certain circumstances, including a change of control of the Company, the options outstanding would be exercisable immediately.

12.    INCOME TAXES

       Income tax expense consists of the following:

                                                Year Ended December 31,
                                    -------------------------------------------
                                          1999          1998          1997
                                                   (In Thousands)

        Current:
           Federal                      $28,245       $28,879       $13,259
           State and local                4,035         4,126           504
           Foreign                          480           350           413
                                        -------       -------       -------
                                         32,760        33,355        14,176

        Deferred:
           Federal                       12,437        (1,860)        8,653
           State and local                1,777          (266)          598
                                        -------       -------       -------
                                         14,214        (2,126)        9,251
                                        -------       -------       -------

                                        $46,974       $31,229       $23,427
                                        =======       =======       =======


                Foreign   losses   before   income  taxes   were   approximately
       $549,000, $1,727,000 and $2,368,000 in 1999, 1998 and 1997, respectively.

                Intercompany tax settlements for tax periods prior to December 23, 1997 resulted in payments to DaimlerChrysler of $6,320,000 and $676,000 in 1998 and 1997, respectively.

       Deferred  tax  assets  and liabilities consist of the following:


                                                                             December 31,
                                                                        ----------------------
                                                                          1999          1998
                                                                            (In Thousands)
        Deferred tax assets

              Public liability and property damage                      $ 22,086      $ 30,152
              Allowance for doubtful accounts and notes receivable         5,426         5,617
              Other accrued liabilities                                   17,073        12,940
              Federal and state NOL credits and carryforwards              4,059         5,328
              Canadian NOL carryforwards                                   1,607         5,255
              Canadian depreciation                                        2,145           246
              Other Canadian temporary differences                         4,018         1,587
              Other                                                            -         4,041
                                                                        --------      --------

                                                                          56,414        65,166
              Valuation allowance                                         (7,770)       (7,088)
                                                                        --------      --------

                 Total                                                  $ 48,644      $ 58,078
                                                                        ========      ========



        Deferred tax liabilities

              Depreciation                                              $ 53,717      $ 49,524
              Other                                                          587             -
                                                                        --------      --------

                 Total                                                  $ 54,304      $ 49,524
                                                                        ========      ========


                The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 1999, TCL has net operating loss carryforwards of approximately
       $3,625,000 available to offset future taxable income in Canada, which expire through 2002. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

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

                The Company's effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:


                                                                            Year Ended December 31,
                                              ------------------------------------------------------------------------
                                                       1999                     1998                      1997
                                              ----------------------   -----------------------   ---------------------
                                                Amount      Percent       Amount     Percent       Amount     Percent
                                                                       (Amounts in Thousands)
        Tax expense
          computed at the maximum
          U.S. statutory rate                  $ 37,296      35.0 %      $ 24,113      35.0 %      $ 14,514      35.0 %
        Difference resulting from:
          Amortization of cost in excess
            of net assets acquired                1,871       1.8           1,774       2.6           2,103       5.1
          State and local taxes, net of
            Federal income tax benefit            5,732       5.4           3,860       5.6             979       2.3
          Valuation allowance for
            foreign losses                          682       0.6             604       0.9             828       2.0
          Foreign taxes                             480       0.4             350       0.5             413       1.0
          DaimlerChrysler separation
            adjustments                               -         -               -         -           4,314      10.4
          Other                                     913       0.9             528       0.7             276       0.7
                                               --------     -----        --------     -----        --------     -----

                                               $ 46,974      44.1 %      $ 31,229      45.3 %      $ 23,427      56.5 %
                                               ========     =====        ========     =====        ========     =====



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

                Cash and Cash Equivalents, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Public Liability and Property Damage - The carrying amounts of these items are a reasonable estimate of their fair value.

                Debt and Other Obligations - The fair value of floating-rate debt approximates the carrying value as these instruments are at current market interest rates. At December 31, 1999, the fair value of the asset backed notes was less than the carrying value by approximately $35,636,000.

                Letter of Credit and Guaranteed Obligations - The estimated fair value of these items was $196,000 at both December 31, 1999 and 1998.

14.    COMMITMENTS AND CONTINGENCIES

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

                The Company's subsidiaries operate from various leased premises under operating leases with terms up to 25 years. Some of the leases contain renewal options.

                Expenses incurred under operating leases and concessions were as follows:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                             1999         1998          1997
                                                     (In Thousands)

        Rent                               $20,833      $17,530       $17,507
        Concession expenses:
           Minimum fees                     29,627       20,832        22,447
           Contingent fees                  25,628       27,784        23,754
                                           -------      -------       -------

                                            76,088       66,146        63,708

        Less sublease rental income         (2,408)      (2,836)       (2,333)
                                           -------      -------       -------

                   Total                   $73,680      $63,310       $61,375
                                           =======      =======       =======


                Future minimum rentals and fees under noncancelable operating leases, and the Company's obligation for minimum airport concession fees at December 31, 1999 are presented in the following table. Concession fees-franchisee locations presented are required to be paid by franchisees under terms of sublease agreements.

                                               Concession Fees
                                        ---------------------------
                                           Company-
                                             Owned       Franchisee    Operating
                                            Stores       Locations       Leases       Total
                                                             (In Thousands)
        2000                              $  25,434      $  2,216     $  18,206    $  45,856
        2001                                 21,930         2,375        14,617       38,922
        2002                                 19,701         1,954        12,243       33,898
        2003                                 13,029         1,825         9,969       24,823
        2004                                  9,755         1,827         7,296       18,878
        Thereafter                           50,363        28,025        44,844      123,232
                                          ---------      --------     ---------    ---------
                                            140,212        38,222       107,175      285,609
        Less sublease rental income               -             -        (5,683)      (5,683)
                                          ---------      --------     ---------    ---------

                                          $ 140,212      $ 38,222     $ 101,492    $ 279,926
                                          =========      ========     =========    =========


       Public Liability and Property Damage

                During 1999, Dollar and Thrifty obtained first dollar coverage for their auto liability programs from insurance carriers. Prior to that time, the Company was self-insured or had policy deductibles to certain limits with respect to liabilities for claims arising as a result of personal injury and property damage. The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 1999 and 1998, these amounts have been discounted at 6.3% and 4.6%, respectively, (assumed risk free rate), based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $6,434,000 and $6,862,000 at December 31, 1999 and 1998, respectively. Estimated payments of public liability and property damage as of December 31, 1999 are as follows (in thousands):

        2000                                                            $31,404
        2001                                                             12,249
        2002                                                              7,983
        2003                                                              4,761
        2004                                                              3,245
        Thereafter                                                        5,575
                                                                       --------
        Aggregate undiscounted public liability and property damage      65,217
        Effect of discounting                                            (6,434)
                                                                       --------

                                                                        $58,783
                                                                       ========


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

       Other

                The  Company is party to a data  processing  services  agreement which requires monthly payments totaling  $4,308,000  (2000),  $4,420,000
       (2001), $4,535,000 (2002) and $564,000 (2003). Additionally,  the Company
       has a telecommunications contract which requires annual payments of $5,100,000 through 2004.

                In addition to the letters of credit described in Note 8 to the consolidated financial statements, the Company had letter of credit and guarantee obligations totaling $1,964,000 and $1,958,000, at December 31, 1999 and 1998, respectively.

                At December 31, 1999, the Company had outstanding vehicle purchase commitments of approximately $729,634,000.

15.    BUSINESS SEGMENTS

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

                Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                                 Years Ended December 31,
                                         ---------------------------------------
                                            1999          1998          1997
                                                     (In Thousands)
        Revenues:
           United States                  $953,509      $857,330      $801,088
           Other foreign countries          45,243        41,636        42,700
                                          --------      --------      --------

                                          $998,752      $898,966      $843,788
                                          ========      ========      ========

        Long-lived assets:
           United States                  $244,673      $243,854      $237,237
           Other foreign countries           2,895         1,457         1,173
                                          --------      --------      --------

                                          $247,568      $245,311      $238,410
                                          ========      ========      ========


                Revenues  are  attributed to  geographic  regions based  on  the
       location of the transaction.   Long-lived  assets  include  property  and
       equipment and intangible assets.

       Information by industry segment is set forth below:


         Year Ended
         December 31, 1999                        Dollar           Thrifty          Other         Consolidated
         ------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
         Revenues from external customers        $  735,011        $262,978         $    763         $  998,752
         Interest expense, net (a)                   59,166          35,325              623             95,114
         Depreciation and amortization, net         206,048         114,844            1,489            322,381
         Income before income taxes                  79,020          27,540                -            106,560

         Segment assets                          $1,270,620        $667,161         $233,872         $2,171,653
         Expenditures for segment assets         $1,541,803        $886,500         $    702         $2,429,005



         Year Ended
         December 31, 1998                        Dollar           Thrifty          Other         Consolidated
         ------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
         Revenues from external customers        $  660,122        $237,919         $    925         $  898,966
         Interest expense, net (a)                   54,767          33,195              764             88,726
         Depreciation and amortization, net         193,366         111,171            1,521            306,058
         Income before income taxes                  50,055          18,839                -             68,894

         Segment assets                          $1,137,405        $628,409         $ 99,486         $1,865,300
         Expenditures for segment assets         $1,294,845        $812,236         $  2,285         $2,109,366


         Year Ended
         December 31, 1997                        Dollar           Thrifty          Other         Consolidated
         ------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)

         Revenues from external customers        $  616,282        $226,343         $  1,163         $  843,788
         Interest expense, net (a)                   56,902          29,619            1,331             87,852
         Depreciation and amortization, net         182,004         110,948            1,359            294,311
         Income before income taxes                  34,721           5,246            1,501             41,468

         Segment assets                          $1,107,583        $600,864         $233,763         $1,942,210
         Expenditures for segment assets         $1,090,546        $767,995         $    648         $1,859,189


         (a) Management primarily uses net interest, not the gross interest revenue and expense amounts, in assessing segment performance.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the quarterly operating results during 1999 and 1998 follows:

                                                                     Income                             Basic         Diluted
                                                Operating            Before                            Earnings       Earnings
                               Revenues           Income          Income Taxes      Net Income        Per Share      Per Share
                                                         (In Thousands Except Per Share Amounts)
        1999
          First quarter        $ 211,551        $  32,000          $  10,609          $  5,397         $ 0.22         $ 0.22
          Second quarter         259,350           56,568             30,494            16,988           0.70           0.69
          Third quarter          299,356           80,967             52,036            30,210           1.25           1.23
          Fourth quarter         228,495           37,981             13,421             6,991           0.29           0.28
                               ---------        ---------          ---------          --------         ------         ------

              Total year       $ 998,752        $ 207,516          $ 106,560          $ 59,586         $ 2.47         $ 2.43
                               =========        =========          =========          ========         ======         ======

        1998
          First quarter        $ 191,332        $  22,913          $   2,917          $    822         $ 0.03         $ 0.03
          Second quarter         227,177           41,132             17,114             9,213           0.38           0.38
          Third quarter          274,701           69,305             42,020            24,151           1.00           1.00
          Fourth quarter         205,756           29,687              6,843             3,479           0.14           0.14
                               ---------        ---------          ---------          --------         ------         ------

              Total year       $ 898,966        $ 163,037          $  68,894          $ 37,665         $ 1.56         $ 1.56
                               =========        =========          =========          ========         ======         ======


                Operating income in the table above represents pre-tax income before interest and amortization of costs in excess of net assets acquired.

17.    SUBSEQUENT EVENTS

                On March 2, 2000, the Commercial Paper Program was renewed for a 364-day period at a maximum size of $780 million backed by a renewal of the Liquidity Facility totaling $700 million.

                                     ******


SCHEDULE II

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------

                                             Balance at    Additions                  Balance at
                                             Beginning    Charged to                   End of
                                              of Year       Income      Deductions      Year
                                                               (In Thousands)
1999

Allowance for doubtful accounts               $ 14,910     $  9,682     $  (6,824)    $ 17,768
                                              ========     ========     =========     ========

Public liability and property damage          $ 77,619     $  4,710     $ (23,546)    $ 58,783
                                              ========     ========     =========     ========

1998

Allowance for doubtful accounts               $ 12,745     $  6,891     $  (4,726)    $ 14,910
                                              ========     ========     =========     ========

Public liability and property damage          $ 75,687     $ 44,528     $ (42,596)    $ 77,619
                                              ========     ========     =========     ========

1997

Allowance for doubtful accounts               $ 16,622      $ 2,942     $  (6,819)    $ 12,745
                                              ========     ========     =========     ========

Public liability and property damage          $ 63,235     $ 51,708     $ (39,256)    $ 75,687
                                              ========     ========     =========     ========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 1999 and 1998.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information appearing under the captions "Biographical Information Regarding Director Nominees and Named Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Reference is made to the information appearing under the captions "Meetings, Committees and Compensation of the Board of Directors - Compensation," "Meetings, Committees and Compensation of the Board of Directors
- Certain Understandings," and "Executive Compensation" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information appearing under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 1999, and is incorporated herein by reference.

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

         (2) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1999, 1998 and 1997 is set forth under Part II - Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

         (3)  Index of Exhibits


  Exhibit No.                              Description
  -----------                              -----------

      1.1 Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      1.2 Form of Subscription Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      3.1 Certificate of Incorporation of the Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      3.2 By-Laws of the Company, as amended, which became effective July 22,1999, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed August 12, 1999*

      4.1 Form of Certificate of Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.2 Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.3         Series  1995-1  Supplement  to  Base  Indenture  dated  as  of
                  December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.4 Master Motor Vehicle Lease and Servicing Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.5 Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.6 Form of Revolving Credit Agreement among the Company, Dollar, Thrifty and the Institutions named therein, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.7 Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.8 Form of Master Motor Vehicle Lease and Servicing Agreement among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.9 Commitment Letter dated November 19, 1997, among Credit Suisse First Boston, The Chase Manhattan Bank, Chase Securities Inc., Dollar, Thrifty and the Company regarding a $230,000,000 Revolving Credit Facility and a $545,000,000 Commercial Paper Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.10 Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among the Company, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.11 Chrysler Support Letter of Credit and Reimbursement Agreement dated as of December 23, 1997 among DaimlerChrysler, Dollar, Thrifty, the Company, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.12 Series 1998-1 Supplement to Base Indenture dated as of March 4, 1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.13 Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among he Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.14 Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.15 Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.16 Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.17 Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.18 Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., the Company, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.19 Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with the Company's Form 8-K, filed July 24, 1998*

      4.20        Supplement  No.  2  to   Series  1998-1   Supplement  to  Base
                  Indenture dated March 4, 1999, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.21 Extension of Scheduled Liquidity Commitment Termination Date dated March 4, 1999, among Dollar Thrifty Funding Corp., various Liquidity Lenders and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.22 Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.23 Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., the Company, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.24 Enhancement Letter of Credit Application and Agreement dated April 29, 1999, among Dollar, Thrifty, the Company, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      5 Opinion of Debevoise & Plimpton regarding legality of the Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      5.1 Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999***

      10.1 Vehicle Supply Agreement between DaimlerChrysler and Dollar, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.2 Amended and Restated Vehicle Supply Agreement between DaimlerChrysler and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.3 Employment Continuation Agreement between the Company and Joseph E. Cappy dated September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

      10.4 Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

      10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, dated as of December 5, 1998, by and among the Company, Thrifty, Dollar and Bank of Oklahoma, N.A., filed as the same numbered exhibit with the Company's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999*

      10.6 Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.7), filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-89189, filed October 15, 1999*

      10.7 Adoption Agreement #005 Nonstandardized Code Section 401(k) Profit Sharing Plan of Dollar Thrifty Automotive Group, as amended, filed as the same numbered exhibit with the
                  Company's Form S-8, Registration No. 333-89189, filed October 15, 1999*

      10.8 Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.9 Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.10 Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.11 Tax Sharing and Disaffiliation Agreement between DaimlerChrysler and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.12 Form of Indemnification Agreement between the Company and DaimlerChrysler, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.13 Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999*

      15.1 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999***

      15.2        Letter  from  Deloitte  &  Touche   LLP    regarding   interim
                  financial information, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-89189, filed October 15, 1999***

      21          Subsidiaries of the Company**

      23.2 Consent of Debevoise & Plimpton (included in Exhibit 5), filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      23.3 Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      23.4        Consent of Deloitte & Touche LLP, filed as  the  same numbered
                  exhibit  with  the  Company's  Form  S-8,   Registration   No.
                  333-79603, filed May 28, 1999***

      23.5 Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.1), filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999***

      23.6        Consent of  Deloitte & Touche LLP, filed  as the same numbered
                  exhibit  with   the  Company's  Form  S-8,  Registration   No.
                  333-89189, filed October 15, 1999***

      23.7        Consent  of  Deloitte  &  Touche   LLP,  regarding  Forms S-8,
                  Registration No. 333-79603 and Registration No. 333-89189**

      27.1        Financial Data Schedule (EDGAR version only)**

----------

*        Incorporated by reference
**       Filed herewith
***      Not incorporated by reference in this report



(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 1999.

(c) Filed Exhibits
    --------------
    The response to this item is submitted as a separate section of this report.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 22, 2000          DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                                 By:   /s/ JOSEPH E. CAPPY
                                      ----------------------
                                 Name: Joseph E. Cappy
                                 Title:President and Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Name                          Title                                          Date
   ----                          -----                                          ----
   /s/ JOSEPH E. CAPPY           Chairman of the Board                          March 22, 2000
   ------------------------      Chief Executive Officer
   Joseph E. Cappy               President and Director


   /s/ STEVEN B. HILDEBRAND      Vice President                                 March 22, 2000
   ------------------------      Principal Financial Officer
   Steven B. Hildebrand          Principal Accounting Officer


   /s/ DONALD M. HIMELFARB       Executive Vice President and Director          March 22, 2000
   ------------------------      President of Thrifty, Inc.
   Donald M. Himelfarb


   /s/ GARY L. PAXTON            Executive Vice President and Director          March 22, 2000
   ------------------------      President of Dollar Rent A Car Systems, Inc.
   Gary L. Paxton


   /s/ THOMAS P. CAPO            Director                                       March 22, 2000
   ------------------------
   Thomas P. Capo


   /s/ EDWARD J. HOGAN           Director                                       March 22, 2000
   ------------------------
   Edward J. Hogan


   /s/ EDWARD C. LUMLEY          Director                                       March 22, 2000
   ------------------------
   Edward C. Lumley


   /s/ JOHN C. POPE              Director                                       March 22, 2000
   ------------------------
   John C. Pope


   /s/ JOHN P. TIERNEY           Director                                       March 22, 2000
   ------------------------
   John P. Tierney


   /s/ EDWARD L. WAX             Director                                       March 22, 2000
   ------------------------
   Edward L. Wax



                                INDEX TO EXHIBITS
                                -----------------

Exhibit Number                      Description
--------------                      -----------

21            Subsidiaries of the Company

23.7 Consent of Deloitte & Touche LLP regarding Forms S-8, Registration No. 333-79603 and Registration No. 333-89189

27.1          Financial Data Schedule (EDGAR version only)