Form 10-Q
period 2000-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2000-05-10
CIK 1049108

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

                  For the quarterly period ended March 31, 2000

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No____

     The number of shares outstanding of the registrant's Common Stock as of April 30, 2000 was 24,162,365.

================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-Q

                                    CONTENTS

                                                                           Page

                                                                           ----

PART I - FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS.....................................3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK...........................16

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.......................................17

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................17

SIGNATURES..................................................................18




                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS


         Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles, and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statement of income, and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2000, except for Note 17, as to which the date is March 2, 2000, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
April 19, 2000

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                          Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                             (Unaudited)

                                                       2000           1999
                                                   -----------    -----------

REVENUES:

  Vehicle rentals                                    $174,863       $150,315
  Vehicle leasing                                      43,286         47,502
  Fees and services                                    14,151         11,687
  Other                                                 2,123          2,047
                                                   -----------    -----------
       Total revenues                                 234,423        211,551
                                                   -----------    -----------

COSTS AND EXPENSES:

  Direct vehicle and operating                         71,799         65,995
  Vehicle depreciation and lease charges, net          73,726         69,636
  Selling, general and administrative                  46,197         43,920
  Interest expense, net of interest income             20,619         19,851
  Amortization of cost in excess of net
    assets acquired                                     1,446          1,540
                                                   -----------    -----------
       Total costs and expenses                       213,787        200,942
                                                   -----------    -----------

INCOME BEFORE INCOME TAXES                             20,636         10,609

INCOME TAX EXPENSE                                      9,324          5,212
                                                   -----------    -----------

NET INCOME                                           $ 11,312        $ 5,397
                                                   ===========    ===========


EARNINGS PER SHARE:

  Basic                                                $ 0.47         $ 0.22
                                                   ===========    ===========

  Diluted                                              $ 0.46         $ 0.22
                                                   ===========    ===========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                     March 31,    December 31,
                                                       2000          1999
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS:

Cash and cash equivalents                            $ 89,460       $ 77,500
Restricted cash and investments                        28,488        144,671
Receivables, net                                      131,966        140,156
Prepaid expenses and other assets                      48,090         43,493
Revenue-earning vehicles, net                       1,711,065      1,507,692
Property and equipment, net                            72,455         69,941
Income taxes receivable                                     -         10,573
Intangible assets, net                                177,475        177,627
                                                   -----------    -----------
                                                   $2,258,999     $2,171,653
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Accounts payable                                     $ 68,540       $ 57,242
Accrued liabilities                                   105,936        115,232
Income taxes payable                                   12,505              -
Deferred income tax liability                           4,678          5,660
Public liability and property damage                   53,177         58,783
Debt and other obligations                          1,623,118      1,555,609
                                                   -----------    -----------
              Total liabilities                     1,867,954      1,792,526
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares;
   none outstanding                                        -             -
Common stock, $.01 par value:
  Authorized 50,000,000 shares;
   issued and outstanding
   24,162,365 and 24,158,429,
   respectively                                           242            242
Additional capital                                    709,670        709,040
Accumulated deficit                                  (318,152)      (329,464)
Foreign currency translation adjustment                  (715)          (691)
                                                   -----------    -----------
                                                      391,045        379,127
                                                   -----------    -----------
                                                   $2,258,999     $2,171,653
                                                   ===========    ===========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
(In Thousands)

                                                                    Three Months
                                                                 Ended March 31,

                                                            --------------------
                                                                (Unaudited)

                                                               2000       1999
                                                            ---------  ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $118,918   $ 72,929
                                                            ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                 (820,464)  (816,989)
  Proceeds from sales                                        536,760    449,352
Restricted cash and investments, net                         116,183     26,069
Property and equipment

  Purchases                                                   (4,494)    (4,037)
  Proceeds from sale                                             232        900
Acquisition of businesses, net of cash acquired               (2,681)         -
                                                            ---------  ---------
              Net cash used in investing activities         (174,464)  (344,705)
                                                            ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                   394,422    747,604
  Payments                                                  (326,973)  (480,119)
Issuance of common shares                                         57          -
Vehicle financing issue costs                                      -       (882)
                                                            ---------  ---------
              Net cash provided by financing activities       67,506    266,603
                                                            ---------  ---------

CHANGE IN CASH AND CASH EQUIVALENTS                           11,960     (5,173)

CASH AND CASH EQUIVALENTS:

Beginning of period                                           77,500     49,505
                                                            ---------  ---------
End of period                                               $ 89,460   $ 44,332
                                                            =========  =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
OPERATING AND INVESTING ACTIVITIES:
 Direct financing leases of vehicles to franchisees         $ 10,748   $      -
                                                            =========  =========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
--------------------------------------------------------------------------------
(Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. and its subsidiaries (the "Company"). The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar") and Thrifty, Inc. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc. which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty").

     The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 22, 2000 have been followed in preparing the accompanying consolidated financial statements.

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



2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
     thousands):

                                                             Three Months
                                                            Ended March 31,

                                                         --------------------
                                                            2000       1999
                                                         --------   --------
      Depreciation of revenue-earning vehicles, net       $69,669    $67,895
      Rents paid for vehicles leased                        4,057      1,741
                                                         --------   --------
                                                          $73,726    $69,636
                                                         ========   ========

3.   EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method.

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                 Three Months
                                                Ended March 31,
                                           -------------------------
                                               2000           1999
                                           -----------   -----------
     Net income                               $ 11,312       $ 5,397
                                           ===========   ===========
     Basic EPS:
       Weighted average common shares       24,160,574    24,125,705
                                           ===========   ===========
     Basic EPS                                  $ 0.47        $ 0.22
                                           ===========   ===========
     Diluted EPS:
       Weighted average common shares       24,160,574    24,125,705

     Shares contingently issuable:
     Stock options                             174,614        93,117
     Performance awards                        202,230       133,212
     Director compensation shares deferred      14,955         9,109
                                           -----------   -----------
     Shares applicable to diluted           24,552,373    24,361,143
                                           ===========   ===========
     Diluted EPS                                $ 0.46        $ 0.22
                                           ===========   ===========


     At March 31, 2000, options to purchase 2,107,984 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of March 31, 2000 and December 31, 1999 consist of the following (in thousands):

                                                      March 31,     December 31,
                                                        2000            1999
                                                   ------------    -------------

     Vehicle Debt and Obligations:

     Asset backed notes, net of discount            $ 1,343,371      $ 1,343,311
     Commercial paper, net of discount                  116,985           80,376
     Other vehicle debt                                 113,178           86,452
     Limited partner interest in limited
       partnership                                       49,485           45,361
                                                   ------------    -------------
                                                      1,623,019        1,555,500
     Other Notes Payable                                     99              109
                                                   ------------    -------------

              Total debt and other obligations      $ 1,623,118      $ 1,555,609
                                                   ============    =============


     On March 2, 2000, the Commercial Paper Program was renewed for a 364-day period at a maximum size of $780 million, backed by a renewal of the Liquidity Facility totaling $700 million.


5.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):


     For the Three Months
     Ended March 31, 2000               Dollar     Thrifty   Other     Total
     -----------------------------   -----------  --------- ------- -----------

     Revenues                          $ 179,354   $ 54,969   $ 100   $ 234,423
     Income before income taxes         $ 15,647    $ 4,989     $ -    $ 20,636


     For the Three Months
     Ended March 31, 1999                Dollar    Thrifty   Other     Total
     ----------------------------    -----------  --------- ------- -----------

     Revenues                          $ 154,555   $ 56,831   $ 165   $ 211,551
     Income before income taxes          $ 5,795    $ 4,814     $ -    $ 10,609

6.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):

                                                  Three Months
                                                 Ended March 31,
                                               ---------------------
                                                  2000        1999
                                               ---------   ---------
     Net income                                 $ 11,312     $ 5,397

     Foreign currency translation adjustment        (24)         97
                                               ---------   ---------
     Comprehensive income                       $ 11,288     $ 5,494
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

Results of Operations

         The following table sets forth the percentage of total revenues in the Group's consolidated statement of income:

                                                        Three Months
                                                       Ended March 31
                                                  -----------------------
                                                  (Percentage of Revenue)

                                                      2000        1999
                                                  ----------   ---------
Revenues:
  Vehicle rentals                                      74.6%       71.1%
  Vehicle leasing                                      18.5%       22.5%
  Fees and services                                     6.0%        5.5%
  Other                                                 0.9%        0.9%
                                                  ----------   ---------
        Total revenues                                100.0%      100.0%
                                                  ----------   ---------
Costs and expenses:

  Direct vehicle and operating                         30.6%       31.2%
  Vehicle depreciation and lease charges, net          31.4%       32.9%
  Selling, general and administrative                  19.7%       20.8%
  Interest expense, net of interest income              8.8%        9.4%
  Amortization of cost in excess of net
    assets acquired                                     0.7%        0.7%
                                                  ----------   ---------
        Total costs and expenses                       91.2%       95.0%
                                                  ----------   ---------
Income before income taxes                              8.8%        5.0%
Income tax expense                                      4.0%        2.5%
                                                  ----------   ---------
Net income                                              4.8%        2.5%
                                                  ==========   =========

The Group's two major sources of revenue are as follows:

                                          Three Months
                                         Ended March 31,
                                   -------------------------
                                         (In Thousands)

                                       2000           1999
                                   -----------   ----------
Vehicle rental revenue:

  Dollar                             $ 168,251     $ 144,310
  Thrifty                                6,612         6,005
                                   -----------   -----------
                                     $ 174,863     $ 150,315
                                   ===========   ===========

Vehicle leasing revenue:

   Dollar                              $ 5,144       $ 5,569
   Thrifty                              38,142        41,933
                                   -----------   -----------
                                      $ 43,286      $ 47,502
                                   ===========   ===========


The following table sets forth certain selected operating data of the Group:

                                               Three Months
                                              Ended March 31,
                                        --------------------------
                                            2000           1999
                                        ------------   -----------
U.S. and Canada
Company-Owned Stores

Vehicle Rental Data:

Average number of vehicles operated          56,720        51,592
Number of rental days                     4,366,460     3,990,482
Average revenue per day                     $ 40.05       $ 37.64
Monthly average revenue per vehicle         $ 1,028         $ 971

Vehicle Leasing Data:

Average number of vehicles leased            31,370        34,146
Monthly average revenue per vehicle           $ 460         $ 464

Three Months Ended March 31, 2000 Compared with
Three Months Ended March 31, 1999

         Revenues


         Total revenues for the quarter ended March 31, 2000 increased $22.9 million, or 10.8%, to $234.4 million compared to the first quarter of 1999. The growth in total revenue was due to a 16.3% increase in vehicle rental revenue and a 21.1% increase in fees and services revenue partially offset by a decline in vehicle leasing revenue of 8.9%.

         The Group's vehicle rental revenue for the first quarter of 2000 was $174.9 million, a $24.5 million increase (a $23.9 million increase for Dollar and a $0.6 million increase at Thrifty) from the first quarter of 1999. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.7% in rental days combined with a 6.3% increase in rate per day. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $0.5 million in the first quarter of 2000.

         Vehicle leasing revenue for the first quarter of 2000 was $43.3 million, a $4.2 million, or 8.9% decline from the first quarter of 1999. This decline is due primarily to a modification of the lease program at Thrifty that eliminated certain incentives previously made available to franchisees with a corresponding reduction in the lease rate. In addition, Thrifty made some vehicles available under direct financing leases as opposed to operating leases. While the changes made by Thrifty resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. Thrifty also experienced a decline in the number of vehicles leased during the first quarter.

         Fees and services revenue increased 21.1% to $14.2 million as compared to the first quarter of 1999 due to growth in franchisee rental revenue.

         Expenses

         Total expenses increased 6.4% from $200.9 million in the first quarter of 1999 to $213.8 million in the first quarter of 2000. This increase was due primarily to a $14.9 million, or 10.0% increase at Dollar offset by a $2.0 million, or 3.9% decline at Thrifty. Total expenses as a percentage of revenue declined to 91.2% in the first quarter of 2000 from 95.0% in the first quarter of 1999.

         Direct and vehicle operating expenses for the first quarter of 2000 increased $5.8 million, or 8.8%, over the 1999 first quarter, comprised of a $6.2 million increase at Dollar and a $0.4 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and vehicle operating costs partially offset by lower insurance costs. The decrease at Thrifty was due primarily to the change in the lease program structure discussed above.

         Net vehicle depreciation expense and lease charges increased $4.1 million, or 5.9%, in the first quarter of 2000 as compared to the first quarter of 1999, consisting of a $5.7 million increase at Dollar offset by a $1.6 million decrease at Thrifty. Vehicle depreciation expense increased $3.2 million, or 4.5%, due to a 1.7% increase in depreciable fleet (7.0% increase at Dollar and a 6.7% decrease at Thrifty) and a 2.8% increase in the average depreciation rate (3.1% increase at Dollar and a 1.6% increase at Thrifty). Net vehicle gains on the disposal of non-program vehicles were $4.2 million for the first quarter of 2000 and $2.8 million for the first quarter of 1999. Lease charges, for vehicles leased from third parties, increased $2.3 million due to an increase in the number of vehicles leased in the first quarter of 2000.

         Selling, general and administrative expenses of $46.2 million for the first quarter of 2000 increased 5.2% from $43.9 million in the first quarter of 1999, comprised of a $2.3 million increase at Dollar and a $0.1 million decrease at Thrifty. The increase was due primarily to higher personnel costs.

         Net interest expense increased $0.8 million, or 3.9% to $20.6 million primarily due to higher average vehicle debt and interest rates in the first quarter of 2000 as compared to the first quarter of 1999 partially offset by an increase in the interest earned on invested restricted cash.

         The effective tax rate for the first quarter of 2000 was 45.2%. This tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded. The improvement in the effective rate as compared to the first quarter of 1999 was due to higher U.S. pre-tax income and improved results in Canada in the first quarter of 2000.

         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         Operating Results

         Income before income taxes increased $10.0 million, or 94.5% to $20.6 million for the first quarter of 2000. This growth was due to a $9.8 million increase at Dollar and a $0.2 million increase at Thrifty.

Seasonality

         The Group's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rental. During the peak season, the Group increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the Group. The first and fourth quarters for the Group's rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

Liquidity and Capital Resources

         The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the three months ended March 31, 2000, cash provided by operating activities was $118.9 million.

         Cash used in investing activities was $174.5 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $820.5 million ($518.5 million at Dollar and $302.0 million at Thrifty) which was partially offset by $536.8 million ($308.2 million at Dollar and $228.6 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments decreased $116.2 million for the three months ended March 31, 2000. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes discussed below. The Group also used cash for the purchase of non-vehicle capital expenditures of $4.7 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems. Dollar also acquired the franchised operations of its largest Texas licensee on March 13, 2000, which used $2.7 million of cash, net of assets acquired and liabilities assumed. These expenditures are financed with cash provided from operations.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2000, the insurance companies had issued approximately $76.4 million in bonds to secure these obligations.

         Asset Backed Notes

         The asset backed note program at March 31, 2000 was comprised of $1.34 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.3 billion ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $24.6 million at March 31, 2000.

         Commercial Paper Program and Liquidity Facility

         Effective March 2, 2000, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $780 million, backed by a renewal of the Liquidity Facility, which was increased to $700 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 2000, the Group had $117.0 million in commercial paper outstanding.

         Other Vehicle Debt

         At March 31, 2000, other vehicle debt included borrowings of $102.5 million under revolving lines of credit with a vehicle manufacturers finance subsidiary which bears interest at rates based on commercial paper rates. Also included in other vehicle debt are borrowings of $5.1 million under a $12 million revolving line of credit from a bank which bears interest at rates based on LIBOR. These lines are collateralized by the vehicles financed under the facilities.

         Limited Partner Interest in Limited Partnership

         In February 1999, the TCL Funding Limited Partnership ("Partnership") was created with TCL as the General Partner and an unrelated bank's conduit as the Limited Partner. The Limited Partner's interest is reflected in Note 4 of the Notes to Consolidated Financial Statements as Limited Partner Interest in Limited Partnership.

         The Partnership agreement has a five-year term with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CDN$150 million to the Partnership which they fund through the issuance and sale of notes in the Canadian commercial paper market.

         Due to the nature of the relationship between TCL and the Partnership, the consolidated statements include the accounts of the Partnership. The Limited Partner's income share was $652,000 for the three months ended March 31, 2000, which is included in the Consolidated Statement of Income as interest expense.

         At March 31, 2000, TCL had $1.7 million outstanding under a revolving line of credit, which is reflected in Note 4 of the Notes to Consolidated Financial Statements as other vehicle debt. The line of credit supports TCL's investment in the Partnership.

         Revolving Credit Facility

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $31.5 million and no working capital borrowings at March 31, 2000.

         DaimlerChrysler Credit Support

         DaimlerChrysler Corporation ("DaimlerChrysler") provides credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The letter of credit amount declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The credit support amount was approximately $22.8 million at March 31, 2000. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

New Accounting Standards

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

         At March 31, 2000, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 1999, which is included under Item 7A of the Company's most recent Form 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

[a]      Index of Exhibits

         Exhibit 4.25 Supplement No. 4 to Series 1998-1 Supplement dated as of February 18, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company, Credit Suisse First Boston and Dollar Thrifty Funding Corp.

         Exhibit 4.26 Extension Agreement dated as of February 18, 2000, among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston.

         Exhibit 4.27 Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000, among Dollar Thrifty Funding Corp. certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston.

         Exhibit 27.1      Financial Data Schedule (EDGAR version only)


[b]      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during or applicable to the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 9, 2000.

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