Form 10-Q
period 2000-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2000-08-09
CIK 1049108

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No_____

The number of shares outstanding of the registrant's Common Stock as of July 31, 2000 was 24,165,433.

================================================================================

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

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................17

PART II - OTHER INFORMATION...................................................18

         ITEM 1.    LEGAL PROCEEDINGS.........................................18

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......18

         ITEM 5.    OTHER INFORMATION.........................................19

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................19

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statement of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP



Tulsa,  Oklahoma
July 19, 2000, except for Note 4 as
to which the date is August 3, 2000


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-----------------------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                         Three Months               Six Months
                                                        Ended June 30,             Ended June 30,
                                                 -------------------------   -------------------------
                                                        (Unaudited)

                                                    2000          1999           2000         1999
                                                    ----          ----           ----         ----
REVENUES:
  Vehicle rentals                                 $213,146      $183,636       $388,009     $333,951
  Vehicle leasing                                   54,746        59,430         98,032      106,932
  Fees and services                                 15,891        14,487         30,042       26,174
  Other                                              2,940         1,797          5,063        3,844
                                                 ----------    ----------     ----------   ----------
              Total revenues                       286,723       259,350        521,146      470,901
                                                 ----------    ----------     ----------   ----------

COSTS AND EXPENSES:
  Direct vehicle and operating                      82,357        75,647        154,156      141,642
  Vehicle depreciation and lease charges, net       83,943        78,899        157,669      148,535
  Selling, general and administrative               50,494        48,236         96,691       92,156
  Interest expense, net of interest income          24,682        24,672         45,301       44,523
  Amortization of cost in excess of net
    assets acquired                                  1,462         1,402          2,908        2,942
                                                 ----------    ----------     ----------   ----------
              Total costs and expenses             242,938       228,856        456,725      429,798
                                                 ----------    ----------     ----------   ----------
INCOME BEFORE INCOME TAXES                          43,785        30,494         64,421       41,103
INCOME TAX EXPENSE                                  19,024        13,506         28,348       18,718
                                                 ----------    ----------     ----------   ----------
NET INCOME                                         $24,761       $16,988        $36,073      $22,385
                                                 ==========    ==========     ==========   ==========

EARNINGS PER SHARE:
  Basic                                             $ 1.02        $ 0.70         $ 1.49       $ 0.93
                                                 ==========    ==========     ==========   ==========
  Diluted                                           $ 1.01        $ 0.69         $ 1.47       $ 0.92
                                                 ==========    ==========     ==========   ==========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------
JUNE 30, 2000 AND DECEMBER  31, 1999
(In  Thousands Except Share Data)

                                                           June 30,         December 31,
                                                            2000                1999
                                                        -------------       ------------
                                                         (Unaudited)
ASSETS:
Cash and cash equivalents                                  $ 104,305           $ 77,500
Restricted cash and investments                               38,909            144,671
Receivables, net                                             135,956            140,156
Prepaid expenses and other assets                             54,261             43,493
Revenue-earning vehicles, net                              2,090,210          1,507,692
Property and equipment, net                                   74,906             69,941
Income tax receivable                                              -             10,573
Intangible assets, net                                       175,327            177,627
                                                        -------------       ------------
                                                         $ 2,673,874         $2,171,653
                                                        =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                            $ 74,677           $ 57,242
Accrued liabilities                                          134,643            115,232
Income taxes payable                                           3,111                  -
Deferred income tax liability                                 12,298              5,660
Public liability and property damage                          49,869             58,783
Debt and other obligations                                 1,983,035          1,555,609
                                                        -------------       ------------
              Total liabilities                            2,257,633          1,792,526
                                                        -------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding              -                 -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,164,166 and 24,158,429, respectively                      242                242
Additional capital                                           710,264            709,040
Accumulated deficit                                         (293,391)          (329,464)
Foreign currency translation adjustment                         (874)              (691)
                                                        -------------       ------------
                                                             416,241            379,127
                                                        -------------       ------------
                                                         $ 2,673,874         $2,171,653
                                                        =============       ============

See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 1999
-------------------------------------------------------------------------------------------
(In Thousands)

                                                                        Six Months
                                                                      Ended June 30,
                                                              -----------------------------
                                                                       (Unaudited)

                                                                  2000             1999
                                                              -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $250,903         $183,310
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                   (1,704,262)      (1,600,510)
  Proceeds from sales                                            960,544          784,389
Restricted cash and investments, net                             105,762           31,323
Property and equipment
  Purchases                                                      (10,029)          (8,657)
  Proceeds from sale                                                 232              968
Acquisition of businesses, net of cash acquired                   (2,681)               -
                                                              -----------      -----------
              Net cash used in investing activities             (650,434)        (792,487)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                     1,281,091        2,192,132
  Payments                                                      (853,784)      (1,567,725)
Issuance of common shares                                             76              221
Vehicle financing issue costs                                     (1,047)          (3,124)
                                                              -----------      -----------
              Net cash provided by financing activities          426,336          621,504
                                                              -----------      -----------

CHANGE IN CASH AND CASH EQUIVALENTS                               26,805           12,327
CASH AND CASH EQUIVALENTS:
Beginning of period                                               77,500           49,505
                                                              -----------      -----------
End of period                                                  $ 104,305         $ 61,832
                                                              ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH
OPERATING AND INVESTING ACTIVITIES:
 Direct financing leases of vehicles to franchisees            $  15,561        $    -
                                                              ===========      ===========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------
(Unaudited)

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

2.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
thousands):

                                           Three Months          Six Months
                                         Ended June 30,        Ended June 30,
                                     --------------------  ---------------------
                                       2000        1999       2000        1999
                                     --------   --------   ---------   ---------
 Depreciation of revenue-earning
   vehicles, net                      $76,056    $76,677    $145,725    $144,572
 Rents paid for vehicles leased         7,887      2,222      11,944       3,963
                                     --------   --------   ---------    --------
                                      $83,943    $78,899    $157,669    $148,535
                                     ========   ========   =========    ========

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                           --------------------------   ---------------------------
                                               2000           1999          2000           1999
                                           ------------  ------------   ------------   ------------
Net income                                    $ 24,761      $ 16,988       $ 36,073       $ 22,385
                                           ============  ============   ============   ============
Basic EPS:
   Weighted average common shares           24,163,020    24,127,896     24,161,797     24,126,806
                                           ============  ============   ============   ============
Basic EPS                                       $ 1.02        $ 0.70         $ 1.49         $ 0.93
                                           ============  ============   ============   ============

Diluted EPS:
   Weighted average common shares           24,163,020    24,127,896     24,161,797     24,126,806

Shares contingently issuable:
  Stock options                                187,991       227,406        181,376        175,678
  Performance awards                           202,230       132,912        202,230        133,062
  Director compensation shares deferred         17,382        11,429         16,141         10,132
                                           ------------  ------------   ------------   ------------
Shares applicable to diluted                24,570,623    24,499,643     24,561,544     24,445,678
                                           ============  ============   ============   ============
Diluted EPS                                     $ 1.01        $ 0.69         $ 1.47         $ 0.92
                                           ============  ============   ============   ============

     At June 30, 2000, options to purchase 1,568,617 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4.       DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of June 30, 2000 and December 31, 1999 consist of the following (in thousands):


                                                                  June 30,       December 31,
                                                                   2000               1999
                                                              -------------      -------------
Vehicle Debt and Other Financing:
Asset backed notes, net of discount                            $ 1,327,597        $ 1,343,311
Commercial paper, net of discount                                  479,384             80,376
Other vehicle debt                                                 111,945             86,452
Limited partner interest in limited partnership                     64,021             45,361
                                                              -------------      -------------
              Total vehicle debt and other financing             1,982,947          1,555,500
Other Notes Payable                                                     88                109
                                                              -------------      -------------
              Total debt and other obligations                 $ 1,983,035        $ 1,555,609
                                                              =============      =============

     On March 2, 2000, the Commercial Paper Program was renewed for a 364-day period at a maximum size of $780 million, backed by a renewal of the Liquidity Facility totaling $700 million.

     On August 3, 2000, the Company completed a five-year extension of the $215,000,000 Senior Secured Revolving Credit Facility. The new five-year term expires in August 2, 2005.

5.       COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):


                                              Three Months                 Six Months
                                             Ended June 30,               Ended June 30,
                                         ---------------------       ----------------------
                                            2000        1999            2000         1999
                                         ---------   ---------       ---------    ---------
Net income                                $24,761     $16,988         $36,073      $22,385
Foreign currency translation adjustment      (159)        133            (183)         230
                                         ---------   ---------       ---------    ---------
Comprehensive income                      $24,602     $17,121         $35,890      $22,615
                                         =========   =========       =========    =========

6.       BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):

For the Three Months
Ended June 30, 2000                 Dollar     Thrifty      Other        Total
-----------------------------   -----------  ----------   --------   ----------

Revenues                          $ 218,283    $ 68,243      $ 197    $ 286,723
Income before income taxes         $ 34,005     $ 9,871      $ (91)    $ 43,785


For the Three Months
Ended June 30, 1999                Dollar      Thrifty      Other        Total
-----------------------------   -----------  ----------   --------   ----------

Revenues                          $ 189,290    $ 69,907      $ 153    $ 259,350
Income before income taxes         $ 22,908     $ 7,586        $ -     $ 30,494


For the Six Months
Ended June 30, 2000                 Dollar     Thrifty      Other        Total
-----------------------------    ----------- -----------  ---------  -----------

Revenues                          $ 397,637   $ 123,212      $ 297    $ 521,146
Income before income taxes         $ 49,652    $ 14,860      $ (91)    $ 64,421


For the Six Months
Ended June 30, 1999                 Dollar     Thrifty      Other        Total
-----------------------------    ----------- -----------  ---------  -----------

Revenues                          $ 343,845   $ 126,738      $ 318    $ 470,901
Income before income taxes         $ 28,703    $ 12,400        $ -     $ 41,103


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

Results of Operations

         The following table sets forth the percentage of total revenues in the Group's consolidated statement of income:


                                                         Three Months                 Six Months
                                                        Ended June 30,               Ended June 30,
                                                  ------------------------     ------------------------
                                                                 (Percentage of Revenue)
                                                      2000          1999            2000        1999
                                                  ----------    ----------     -----------   ----------
Revenues:
  Vehicle rentals                                     74.3%         70.8%           74.5%        70.9%
  Vehicle leasing                                     19.1%         22.9%           18.8%        22.7%
  Fees and services                                    5.5%          5.6%            5.8%         5.6%
  Other                                                1.1%          0.7%            0.9%         0.8%
                                                  ----------    ----------     -----------   ----------
        Total revenues                               100.0%        100.0%          100.0%       100.0%
                                                  ----------    ----------     -----------   ----------

Costs and expenses:
  Direct vehicle and operating                        28.7%         29.2%           29.6%        30.1%
  Vehicle depreciation and lease charges, net         29.3%         30.4%           30.2%        31.5%
  Selling, general and administrative                 17.6%         18.6%           18.6%        19.6%
  Interest expense, net of interest income             8.6%          9.5%            8.7%         9.5%
  Amortization of cost in excess of net
    assets acquired                                    0.5%          0.5%            0.5%         0.6%
                                                  ----------    ----------     -----------   ----------
        Total costs and expenses                      84.7%         88.2%           87.6%        91.3%
                                                  ----------    ----------     -----------   ----------
Income before income taxes                            15.3%         11.8%           12.4%         8.7%
Income tax expense                                     6.7%          5.2%            5.5%         4.0%
                                                  ----------    ----------     -----------   ----------
Net income                                             8.6%          6.6%            6.9%         4.7%
                                                  ==========    ==========     ===========   ==========

The Group's major sources of revenue are as follows (in thousands):

                                     Three Months             Six Months
                                    Ended June 30,          Ended June 30,
                               ----------------------   -----------------------
                                  2000        1999         2000         1999
                               ----------  ----------   ----------   ----------
Vehicle rental revenue:
  Dollar                        $ 204,552   $ 174,761    $ 372,803    $ 319,071
  Thrifty                           8,594       8,875       15,206       14,880
                               ----------  ----------   ----------   ----------
                                $ 213,146   $ 183,636    $ 388,009    $ 333,951
                               ==========  ==========   ==========   ==========

Vehicle leasing revenue:
   Dollar                         $ 7,011     $ 8,132     $ 12,155     $ 13,701
   Thrifty                         47,735      51,298       85,877       93,231
                               ----------  ----------   ----------   ----------
                                 $ 54,746    $ 59,430     $ 98,032    $ 106,932
                               ==========  ==========   ==========   ==========


The following table sets forth certain selected operating data of the Group for the U.S. and Canada Company-Owned Stores:


                                                Three Months                 Six Months
                                               Ended June 30,               Ended June 30,
                                         ------------------------     -----------------------
                                             2000          1999          2000         1999
                                         ----------    ----------     ----------   ----------
Vehicle Rental Data:
Average number of vehicles operated          68,366        60,921         62,543       56,283
Number of rental days                     5,295,150     4,743,448      9,661,610    8,733,930
Average revenue per day                     $ 40.26       $ 38.70        $ 40.15      $ 38.25
Monthly average revenue per vehicle         $ 1,039       $ 1,005        $ 1,034        $ 989

Vehicle Leasing Data:
Average number of vehicles leased            39,068        41,323         35,219       37,755
Monthly average revenue per vehicle           $ 467         $ 479          $ 464        $ 472


 Three Months Ended June 30, 2000 Compared with Three Months Ended June 30, 1999

         Revenues

         Total revenues for the quarter ended June 30, 2000 increased $27.4 million, or 10.6%, to $286.7 million compared to the second quarter of 1999. The growth in total revenue was due to an increase in vehicle rental revenue of 16.1% and a 9.7% increase in fees and services revenue partially offset by a decline in vehicle leasing revenue of 7.9% over the second quarter of 1999.

         The Group's vehicle rental revenue for the second quarter of 2000 was $213.1 million, a $29.5 million increase (a $29.8 million increase for Dollar and a $0.3 million decrease at Thrifty) from the second quarter of 1999. The growth in vehicle rental revenue at Dollar was the result of an increase of 12.4% in rental days combined with a 4.1% increase in revenue per day. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $3.7 million, which represented 12.5% of Dollar's total vehicle rental revenue growth in the second quarter.

         Vehicle leasing revenue for the second quarter of 2000 was $54.7 million, a $4.7 million decrease from the second quarter of 1999. This decline was due primarily to a modification of the lease program at Thrifty that eliminated certain incentives previously made available to franchisees with a corresponding reduction in the lease rate. While the changes made by Thrifty resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. In addition, Thrifty made some vehicles available under direct financing leases as opposed to operating leases.

         Fees and services revenue increased 9.7% to $15.9 million as compared to the second quarter of 1999 due to growth in franchisee rental revenue.

         Expenses

         Total expenses increased 6.2% from $228.9 million in the second quarter of 1999 to $242.9 million in the second quarter of 2000. This increase was due primarily to a $17.9 million, or 10.8% increase at Dollar and a $3.9 million, or 6.3% decrease at Thrifty. Total expenses as a percentage of revenue declined to 84.7% in 2000 from 88.2% in 1999.

         Direct and vehicle operating expenses for the second quarter of 2000 increased $6.7 million, or 8.9%, over the 1999 second quarter, comprised of a $10.2 million increase at Dollar and a $3.5 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and vehicle operating costs. The decrease at Thrifty was due to the change in the lease program structure discussed above.

         Net vehicle  depreciation  expense  and lease  charges  increased  $5.0 million, or 6.4%, in the second quarter of 2000 as compared to the second quarter of 1999, consisting of a $6.0 million increase at Dollar offset by a $1.0 million decrease at Thrifty. Vehicle depreciation expense increased $1.5 million, or 1.8%, due to a 1.0% decrease in depreciable fleet (3.5% increase at Dollar and a 7.9% decrease at Thrifty) and a 2.8% increase in the average depreciation rate (3.9% increase at Dollar and a 0.4% increase at Thrifty). Net vehicle gains on the disposal of non-program vehicles were $11.5 million for the second quarter of 2000 and $9.3 million for the second quarter of 1999. Lease charges, for vehicles leased from third parties, increased $5.7 million due to an increase in the number of vehicles leased in the second quarter of 2000.

         Selling, general and administrative expenses of $50.5 million for the second quarter of 2000 increased 4.7% from $48.2 million in the second quarter of 1999, comprised of a $1.3 million increase at Dollar and a $0.7 million increase at Thrifty. This increase was due primarily to higher personnel costs.

         Net interest expense increased slightly primarily due to higher average vehicle debt and interest rates in the second quarter of 2000 as compared to the second quarter of 1999 partially offset by an increase in the interest earned on invested restricted cash and other interest income.

     The effective tax rate for the second quarter of 2000 was 43.4% down from 44.3% for the second quarter of 1999. The decrease in the effective rate was due primarily to an increase in income before income taxes. The effective tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded.

         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         Operating Results

         Income before income taxes increased $13.3 million, or 43.6% to $43.8 million for the second quarter of 2000. This growth was due to a $11.1 million increase at Dollar and a $2.2 million increase at Thrifty.


   Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

         Revenues

         Total revenues for the six months ended June 30, 2000 increased $50.2 million, or 10.7%, to $521.1 million compared to the six months ended June 30, 1999. The growth in total revenue was due to an increase in vehicle rental revenue of 16.2% and a 14.8% increase in fees and services revenue partially offset by a decline in vehicle leasing revenue of 8.3% over the first half of 1999.

         The Group's vehicle rental revenue for the first half of 2000 was $388.0 million, a $54.0 million increase (a $53.7 million increase for Dollar and a $0.3 million increase at Thrifty) from the first half of 1999. The growth in vehicle rental revenue at Dollar was the result of an increase of 11.1% in rental days combined with a 5.1% increase in revenue per day. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $4.2 million, which represented 7.9% of Dollar's total vehicle rental revenue growth for the six months ended June 30, 2000.

         Vehicle leasing revenue for the first half of 2000 was $98.0 million, a $8.9 million decrease from the first half of 1999. This decline was due primarily to a modification of the lease program at Thrifty that eliminated certain incentives previously made available to franchisees with a corresponding reduction in the lease rate. While the changes made by Thrifty resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. In addition, Thrifty made some vehicles available under direct financing leases as opposed to operating leases.

         Fees and services revenue increased 14.8% to $30.0 million as compared to the first half of 1999 due to growth in franchisee rental revenue.

         Expenses

         Total expenses increased 6.3% from $429.8 million in the first half of 1999 to $456.7 million in the first half of 2000. This increase was due primarily to a $32.8 million, or 10.4% increase at Dollar and a $6.0 million, or 5.2% decrease at Thrifty. Total expenses as a percentage of revenue declined to 87.6% in 2000 from 91.3% in 1999.

         Direct and vehicle operating expenses for the first half of 2000 increased $12.5 million, or 8.8%, compared to the first half of 1999, comprised of a $16.5 million increase at Dollar and a $4.0 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by lower insurance costs. The decrease at Thrifty was due to the change in the lease program structure discussed above.

         Net vehicle depreciation expense and lease charges increased $9.1 million, or 6.1%, in the first half of 2000 as compared to the first half of 1999, consisting of a $11.7 million increase at Dollar offset by a $2.6 million decrease at Thrifty. Vehicle depreciation expense increased $4.7 million, or 3.0%, due to a 0.2% increase in depreciable fleet (5.1% increase at Dollar and a 7.4% decrease at Thrifty) and a 2.8% increase in the average depreciation rate (3.5% increase at Dollar and a 0.7% increase at Thrifty). Net vehicle gains on the disposal of non-program vehicles were $15.7 million for the first half of

2000 and $12.1 million for the first half of 1999. Lease charges, for vehicles leased from third parties, increased $8.0 million due to an increase in the number of vehicles leased in the first half of 2000.

         Selling, general and administrative expenses of $96.7 million for 2000 increased 4.9% from $92.2 million in 1999, comprised of a $3.6 million increase at Dollar and a $0.6 million increase at Thrifty. This increase was due primarily to higher personnel costs.

         Net interest expense increased $0.8 million, or 1.7%, to $45.3 million in the first half of 2000 primarily due to higher average vehicle debt levels and interest rates as compared to the first half of 1999 partially offset by an increase in the interest earned on invested restricted cash and other interest income.

     The effective tax rate for the first half of 2000 was 44.0% down from 45.5% for the first half of 1999. The decrease in the effective rate was due primarily to an increase in income before income taxes. The effective rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded.

         Operating Results

         The Group had income before income taxes of $64.4 million for the six months ended June 30, 2000 as compared to $41.1 million for the six months ended June 30, 1999, a 56.7% increase. This growth was due to a $20.9 million increase at Dollar and a $2.5 million increase at Thrifty.

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

Liquidity and Capital Resources

         The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the six months ended June 30, 2000, cash provided by operating activities was $250.9 million.

         Cash used in investing activities was $650.4 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.7 billion ($1.1 billion at Dollar and $600 million at Thrifty) which was partially offset by $960.5 million ($606.9 million at Dollar and $353.6 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments decreased $105.8 million for the six months ended June 30, 2000. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes discussed below. The Group also used cash for the purchase of non-vehicle capital expenditures of $10.3 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems. Dollar also acquired the franchised operations of its largest Texas licensee on March 13, 2000, which used $2.7 million of cash, net of assets acquired and liabilities assumed. These expenditures were financed with cash provided from operations.

         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2000, the insurance companies had issued approximately $69.3 million in bonds to secure these obligations.

         Asset Backed Notes

         The asset backed note program at June 30, 2000 was comprised of $1.33 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.29 billion ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $36.4 million at June 30, 2000.

         Commercial Paper Program and Liquidity Facility

         The Company has a commercial paper program of up to $780 million and a 364 day, $700 million liquidity facility to support the commercial paper program. Borrowings under the commercial paper program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 2000, the Group had $479.4 million in commercial paper outstanding under its commercial paper program. The commercial paper program and the liquidity facility are renewable annually.

         Other Vehicle Debt

     At June 30, 2000, other vehicle debt included borrowings of $101.3 million under revolving lines of credit with a vehicle manufacturer finance subsidiary that bears interest at rates based on commercial paper rates. Also included in other vehicle debt are borrowings of $1.6 million under a $12 million revolving line of credit from a bank that bears interest at rates based on LIBOR. These lines are collateralized by the vehicles financed under the facilities.

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

         Due to the nature of the relationship between TCL and the Partnership, the consolidated statements include the accounts of the Partnership. The Limited Partner's income share was $1.4 million for the six months ended June 30, 2000 as compared to $0.3 million for the six months ended June 30, 1999, which is included in the Consolidated Statement of Income as interest expense.

         At June 30, 2000, TCL had $5.7 million outstanding under a revolving line of credit, which is reflected in Note 4 of the Notes to Consolidated Financial Statements as other vehicle debt. The line of credit supports TCL's investment in the Partnership.

         Revolving Credit Facility

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $74.5 million and no working capital borrowings at June 30, 2000. On August 3, 2000, the Company completed a five-year extension of the Revolving Credit Facility. The new five-year term expires in August 2, 2005.

         DaimlerChrysler Credit Support

         DaimlerChrysler Corporation ("DaimlerChrysler") provides credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The letter of credit amount declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The credit support amount was approximately $22.8 million at June 30, 2000. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

New Accounting Standards

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. During 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued which amended portions of SFAS No. 133. The Company plans to adopt SFAS No. 133, as amended, beginning January 1, 2001.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation date of SAB 101 to the fourth quarter of 2000. The Company will adopt SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its consolidated results of operation and financial position.


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

         At June 30, 2000, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 1999, which is included under Item 7A of the Company's most recent Form 10-K.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a] On May 25, 2000, the 2000 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees.

[b] The Company's stockholders elected Molly Shi Boren, Thomas P. Capo, Joseph E. Cappy, Edward L. Hogan, Maryann N. Keller, Edward C. Lumley, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected.

[c] The votes cast by the Company's stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

                                       NUMBER OF VOTES
                                -----------------------------
             NOMINEE                 FOR            WITHHELD
         -------------------    ------------      -----------
         Molly Shi Boren         20,068,583        1,601,242
         Thomas P. Capo          19,984,990        1,684,835
         Joseph E. Cappy         20,069,390        1,600,435
         Edward J. Hogan         20,068,383        1,601,442
         Maryann N. Keller       20,069,390        1,600,435
         Edward C. Lumley        19,982,390        1,687,435
         John C. Pope            20,067,490        1,602,335
         John P. Tierney         19,984,490        1,685,335
         Edward L. Wax           20,068,890        1,600,935


The Company's stockholders voted on the following proposals:

Proposal 1 - Election of Directors. See paragraphs (b) and (c) above.

Proposal 2 - Appointment of Deloitte & Touche LLP as Auditors for the 2000 year. A proposal to appoint Deloitte & Touche LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2000 was adopted, with 21,655,969 votes cast for, 7,651 votes cast against and 6,205 votes abstained.

Proposal 3 - Long-Term Incentive Plan Share Increase. A proposal to amend the Company's Long-Term Incentive Plan to increase the maximum number of Shares of Common Stock available for issuance under the Long-Term Incentive Plan by 2,400,000 shares. The proposal was approved by the affirmative vote of 13,747,150 shares, which constitute a majority of the issued and outstanding shares. In addition, this proposal received 5,456,163 votes cast against, 11,645 votes abstained and there were 2,454,867 broker non-votes.


ITEM 5.           OTHER INFORMATION

         The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 24, 2001.

         On June 26, 2000, The Company entered into a new five-year vehicle supply agreement with DaimlerChrysler effective July 1, 2001. DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available to the Company through July 2006.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

[a]      Index of Exhibits

         Exhibit 10.19 Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000

         Exhibit 10.20 Vehicle Supply Agreement between DaimlerChrysler Motors Corporation and Dollar Thrifty Automotive Group, Inc. executed June 26, 2000

         Exhibit 27.1   Financial Data Schedule (EDGAR version only)


[b]      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during or applicable to the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 9, 2000.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


By:         /s/ JOSEPH E. CAPPY
            ------------------------------------------
Name:       Joseph E. Cappy
Title:      Chairman of the Board, President,
            Chief Executive Officer
            Principal Executive Officer

By:         /s/ STEVEN B. HILDEBRAND
            ------------------------------------------
Name:       Steven B. Hildebrand
Title:      Executive Vice President and

            Chief Financial Officer
            Principal Accounting Officer and Principal
            Financial Officer