Form 10-Q
period 2000-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2000-11-13
CIK 1049108

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

                For the quarterly period ended September 30, 2000

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


     The number of shares outstanding of the registrant's Common Stock as of October 31, 2000 was 24,175,061.





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


                                    CONTENTS
                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION.................................................3

         ITEM 1.    FINANCIAL STATEMENTS.......................................3

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............11

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................18

PART II - OTHER INFORMATION...................................................18

         ITEM 1.    LEGAL PROCEEDINGS.........................................18

         ITEM 5.    OTHER INFORMATION.........................................18

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................18


SIGNATURES....................................................................20





                  FACTORS AFFECTING FORWARD LOOKING STATEMENTS


         Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition, economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.           FINANCIAL STATEMENTS
                  --------------------



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
October 18, 2000


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                              Three Months                   Nine Months
                                                           Ended September 30,           Ended September 30,
                                                         ----------------------        -----------------------
                                                                             (Unaudited)
                                                            2000         1999             2000          1999
                                                         ---------    ---------        ---------     ---------
REVENUES:
  Vehicle rentals                                         $244,340     $217,202         $632,349      $551,153
  Vehicle leasing                                           58,769       63,497          156,801       170,429
  Fees and services                                         17,110       16,634           47,152        42,808
  Other                                                      2,691        2,023            7,754         5,867
                                                         ---------    ---------        ---------     ---------
               Total revenues                              322,910      299,356          844,056       770,257
                                                         ---------    ---------        ---------     ---------
 COSTS AND EXPENSES:
  Direct vehicle and operating                              85,899       81,629          240,055       223,271
  Vehicle depreciation and lease charges, net              100,161       88,074          257,830       236,609
  Selling, general and administrative                       44,915       48,686          141,606       140,842
  Interest expense, net of interest income                  29,381       27,491           74,682        72,014
  Amortization of cost in excess of net
    assets acquired                                          1,489        1,440            4,397         4,382
                                                         ---------    ---------        ---------     ---------
               Total costs and expenses                    261,845      247,320          718,570       677,118
                                                         ---------    ---------        ---------     ---------
INCOME BEFORE INCOME TAXES                                  61,065       52,036          125,486        93,139

INCOME TAX EXPENSE                                          25,101       21,826           53,449        40,544
                                                         ---------    ---------        ---------     ---------
NET INCOME                                                $ 35,964     $ 30,210         $ 72,037      $ 52,595
                                                         =========    =========        =========     =========

EARNINGS PER SHARE:
  Basic                                                   $   1.49     $   1.25         $   2.98      $   2.18
                                                         =========    =========        =========     =========

  Diluted                                                 $   1.46     $   1.23         $   2.93      $   2.15
                                                         =========    =========        =========     =========

See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
------------------------------------------------------------------------------------------------------
(In Thousands Except Share Data)

                                                                 September 30,            December 31,
                                                                     2000                     1999
                                                                 ------------             ------------
                                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                                         $    94,286              $    77,500
Restricted cash and investments                                        94,609                  144,671
Receivables, net                                                      144,297                  140,156
Prepaid expenses and other assets                                      56,549                   43,493
Revenue-earning vehicles, net                                       1,947,636                1,507,692
Property and equipment, net                                            77,946                   69,941
Income tax receivable                                                   -                       10,573
Intangible assets, net                                                179,827                  177,627
                                                                 ------------             ------------
                                                                  $ 2,595,150              $ 2,171,653
                                                                 ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                  $    80,227              $    57,242
Accrued liabilities                                                   120,367                  115,232
Income taxes payable                                                   18,492                    -
Deferred income tax liability                                           6,152                    5,660
Public liability and property damage                                   41,267                   58,783
Debt and other obligations                                          1,876,000                1,555,609
                                                                 ------------             ------------
              Total liabilities                                     2,142,505                1,792,526
                                                                 ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                        -                        -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
   24,172,603 and 24,158,429, respectively                                242                      242
Additional capital                                                    710,805                  709,040
Accumulated deficit                                                  (257,427)                (329,464)
Foreign currency translation adjustment                                  (975)                    (691)
                                                                 ------------             ------------
              Total stockholders' equity                              452,645                  379,127
                                                                 ------------             ------------
                                                                  $ 2,595,150              $ 2,171,653
                                                                 ============             ============


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
-----------------------------------------------------------------------------------------------
(In Thousands)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                 ------------------------------
                                                                           (Unaudited)

                                                                      2000             1999
                                                                 -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $   368,530        $   284,196
                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                       (2,101,457)        (1,934,533)
  Proceeds from sales                                              1,405,501          1,223,327
Restricted cash and investments, net                                  50,062             (9,010)
Property and equipment:
  Purchases                                                          (14,893)           (11,292)
  Proceeds from sale                                                     232                990
Acquisition of businesses, net of cash acquired                       (9,762)               -
                                                                 -----------        -----------

              Net cash used in investing activities                 (670,317)          (730,518)
                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                         2,498,191          3,357,620
  Payments                                                        (2,177,980)        (2,869,018)
Issuance of common shares                                                204                322
Vehicle financing issue costs                                         (1,842)            (3,221)
                                                                 -----------        -----------
              Net cash provided by financing activities              318,573            485,703
                                                                 -----------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                   16,786             39,381

CASH AND CASH EQUIVALENTS:
Beginning of period                                                   77,500             49,505
                                                                 -----------        -----------

End of period                                                    $    94,286        $    88,886
                                                                 ===========        ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH
OPERATING AND INVESTING ACTIVITIES:
  Direct financing leases of vehicles to franchisees             $    20,272        $    13,109
                                                                 ===========        ===========



See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------
(UNAUDITED)


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


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
     thousands):

                                                     Three Months                Nine Months
                                                  Ended September 30,         Ended September 30,
                                                 ---------------------       --------------------
                                                    2000       1999             2000      1999
                                                 ---------   ---------       ---------  ---------
Depreciation of revenue-earning vehicles, net     $ 90,291    $ 85,198        $236,016   $229,770
Rents paid for vehicles leased                       9,870       2,876          21,814      6,839
                                                 ---------   ---------       ---------  ---------
                                                  $100,161    $ 88,074        $257,830   $236,609
                                                 =========   =========       =========  =========






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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below:


                                                       Three Months                       Nine Months
                                                    Ended September 30,               Ended September 30,
                                                 -------------------------        --------------------------
                                                    2000           1999               2000           1999
                                                 -----------   -----------        -----------    -----------
Net income (in thousands)                        $    35,964   $    30,210        $    72,037    $    52,595
                                                 ===========   ===========        ===========    ===========

Basic EPS:
   Weighted average common shares                 24,168,156    24,145,008         24,163,932     24,132,940
                                                 ===========   ===========        ===========    ===========

Basic EPS                                        $      1.49   $      1.25        $      2.98    $      2.18
                                                 ===========   ===========        ===========    ===========

Diluted EPS:
   Weighted average common shares                 24,168,156    24,145,008         24,163,932     24,132,940

Shares contingently issuable:
  Stock options                                      229,173       261,202            190,908        199,121
  Performance awards                                 201,270       130,817            201,270        132,080
  Director compensation shares deferred               19,709        12,860             17,327         11,045
                                                 -----------   -----------        -----------    -----------
Shares applicable to diluted                      24,618,308    24,549,887         24,573,437     24,475,186
                                                 -----------   -----------        -----------    -----------
Diluted EPS                                      $      1.46   $      1.23        $      2.93    $      2.15
                                                 ===========   ===========        ===========    ===========



     At September 30, 2000, options to purchase 2,230,928 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations consist of the following (in thousands):


                                                          September 30,      December 31,
                                                              2000             1999
                                                          ------------      ------------

Vehicle Debt and Other Financing:
Asset backed notes, net of discount                        $ 1,241,820       $ 1,343,311
Commercial paper, net of discount                              446,657            80,376
Other vehicle debt                                             104,731            86,452
Limited partner interest in limited partnership                 82,792            45,361
                                                          ------------      ------------
              Total vehicle debt and other financing         1,876,000         1,555,500

Other Notes Payable                                               -                  109
                                                          ------------      ------------

              Total debt and other obligations             $ 1,876,000       $ 1,555,609
                                                          ============      ============



     On March 2, 2000, the Commercial Paper Program was renewed for a 364-day period at a maximum size of $780 million, backed by a renewal of the Liquidity Facility totaling $700 million.


     On August 3, 2000, the Company completed a five-year extension of the $215 million Senior Secured Revolving Credit Facility. The new five-year term expires August 2, 2005. The Company had no working capital borrowings outstanding under this facility as of September 30, 2000.



5.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):


                                                   Three Months                    Nine Months
                                                Ended September 30,             Ended September 30,
                                              -----------------------        -----------------------
                                                2000          1999             2000           1999
                                              ---------     ---------        ---------     ---------
Net income                                    $  35,964     $  30,210        $  72,037     $  52,595

Foreign currency translation adjustment            (101)           62             (284)          292
                                              ---------     ---------        ---------     ---------
Comprehensive income                          $  35,863     $  30,272        $  71,753     $  52,887
                                              =========     =========        =========     =========



6.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):

For the Three Months
Ended September 30, 2000        Dollar       Thrifty      Other         Total
---------------------------   ----------   ----------   ---------    -----------

Revenues                       $ 245,635     $ 77,084    $    191    $   322,910
Income before income taxes     $  45,989     $ 15,003    $     73    $    61,065


For the Three Months
Ended September 30, 1999        Dollar       Thrifty      Other         Total
---------------------------   ----------   ----------   ---------    -----------

Revenues                       $ 221,880    $  77,267    $    209    $   299,356
Income before income taxes     $  38,742    $  13,294    $    -      $    52,036


For the Nine Months
Ended September 30, 2000        Dollar       Thrifty      Other         Total
---------------------------   ----------   ----------   ---------    -----------

Revenues                       $ 643,272    $ 200,296    $    488    $   844,056
Income before income taxes     $  95,641    $  29,863    $    (18)   $   125,486


For the Nine Months
Ended September 30, 1999        Dollar       Thrifty      Other         Total
---------------------------   ----------   ----------   ---------    -----------

Revenues                       $ 565,725    $ 204,005    $    527    $   770,257
Income before income taxes     $  67,445    $  25,694    $    -      $    93,139




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


RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues in the Group's consolidated statement of income:


                                                          Three Months               Nine Months
                                                       Ended September 30,       Ended September 30,
                                                      ---------------------     ---------------------
                                                                   (Percentage of Revenue)
                                                        2000         1999         2000        1999
                                                      ---------   ---------     ---------   ---------
Revenues:
  Vehicle rentals                                        75.7%       72.5%         74.9%       71.5%
  Vehicle leasing                                        18.2%       21.2%         18.6%       22.1%
  Fees and services                                       5.3%        5.6%          5.6%        5.6%
  Other                                                   0.8%        0.7%          0.9%        0.8%
                                                      ---------   ---------     ---------   ---------
              Total revenues                            100.0%      100.0%        100.0%      100.0%
                                                      ---------   ---------     ---------   ---------
Costs and expenses:
  Direct vehicle and operating                           26.6%       27.3%         28.4%       29.0%
  Vehicle depreciation and lease charges, net            31.0%       29.4%         30.5%       30.7%
  Selling, general and administrative                    13.9%       16.3%         16.8%       18.3%
  Interest expense, net of interest income                9.1%        9.2%          8.9%        9.3%
  Amortization of cost in excess of net
    assets acquired                                       0.5%        0.4%          0.5%        0.6%
                                                      ---------   ---------     ---------   ---------
              Total costs and expenses                   81.1%       82.6%         85.1%       87.9%
                                                      ---------   ---------     ---------   ---------
Income before income taxes                               18.9%       17.4%         14.9%       12.1%

Income tax expense                                        7.8%        7.3%          6.4%        5.3%
                                                      ---------   ---------     ---------   ---------
Net income                                               11.1%       10.1%          8.5%        6.8%
                                                      =========   =========     =========   =========


The Company's major sources of revenue are as follows (in thousands):

                                 Three Months                  Nine Months
                              Ended September 30,          Ended September 30,
                            ------------------------    ------------------------
                               2000          1999          2000          1999
                            ----------    ----------    ----------    ----------
Vehicle rental revenue:
  Dollar                    $ 230,321     $ 205,940     $ 603,124     $ 525,011
  Thrifty                      14,019        11,262        29,225        26,142
                            ----------    ----------    ----------    ----------
                            $ 244,340     $ 217,202     $ 632,349     $ 551,153
                            ==========    ==========    ==========    ==========

Vehicle leasing revenue:
   Dollar                   $   7,898     $   8,856     $  20,053     $  22,557
   Thrifty                     50,871        54,641       136,748       147,872
                            ----------    ----------    ----------    ----------
                            $  58,769     $  63,497     $ 156,801     $ 170,429
                            ==========    ==========    ==========    ==========


The following table sets forth certain selected operating data of the Group for the U.S. and Canada Company-Owned Stores:


                                                Three Months                        Nine Months
                                              Ended September 30,               Ended September 30,
                                          ---------------------------      -----------------------------
                                              2000            1999             2000             1999
                                          -----------     -----------      ------------     ------------
Vehicle Rental Data:
Average number of vehicles operated           77,018          68,651            67,403           60,451
Number of rental days                      6,040,110       5,412,377        15,701,720       14,146,307
Average revenue per day                   $    40.47      $    40.13       $     40.28      $     38.97
Monthly average revenue per vehicle       $    1,058      $    1,055       $     1,042      $     1,013

Vehicle Leasing Data:

Average number of vehicles leased             41,339          44,435            37,274           40,006
Monthly average revenue per vehicle       $      474      $      476       $       467      $       473



THREE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES


         Total revenues for the quarter ended September 30, 2000 increased $23.6 million, or 7.9%, to $322.9 million compared to the third quarter of 1999. The growth in total revenues was due to an increase in vehicle rental revenue of 12.5% partially offset by a decline in vehicle leasing revenue of 7.4% compared to the third quarter of 1999.

         The Group's vehicle rental revenue for the third quarter of 2000 was $244.3 million, a $27.1 million increase (a $24.4 million increase for Dollar and a $2.7 million increase at Thrifty) from the third quarter of 1999. The growth in vehicle rental revenue at Dollar was the result of an increase of 11.0% in rental days combined with a 0.7% increase in revenue per day. On September 1, 2000, Dollar acquired the franchised operations of its Atlanta and Memphis licensees. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations in 2000 was $4.9 million. The growth in rental revenue at Thrifty was primarily due to a 15.8% growth in Canadian operations. In September 2000, Thrifty commenced operating its South Florida franchise, which was previously operated by an independent franchisee.


         Vehicle leasing revenue for the third quarter of 2000 was $58.8 million, a $4.7 million decrease from the third quarter of 1999. This decline was due primarily to a modification of the lease program at Thrifty that eliminated certain incentives previously made available to franchisees with a corresponding reduction in the lease rate. While changes made by Thrifty resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. In addition, Thrifty made some vehicles available under direct financing leases as opposed to operating leases.


         EXPENSES


         Total expenses increased 5.9% from $247.3 million in the third quarter of 1999 to $261.8 million in the third quarter of 2000. The increase was primarily comprised of a $16.5 million, or 9.0% increase at Dollar and a $1.9 million, or 3.0% decrease at Thrifty. Total expenses as a percentage of revenue declined to 81.1% in 2000 from 82.6% in 1999.

         Direct vehicle and operating expenses for the third quarter of 2000 increased $4.3 million, or 5.2%, over the 1999 third quarter, comprised of a $6.1 million increase at Dollar and a $1.8 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and vehicle operating costs partially offset by a $5.1 million favorable adjustment to insurance reserves. This favorable adjustment was due to improved claims experience in the settlement of existing claims as reflected in an independent actuary's reserve estimate. As a result, Dollar reduced the reserve liability. The decrease at Thrifty was due to the change in the lease program structure discussed above.


         Net vehicle depreciation expense and lease charges increased $12.1 million, or 13.7%, in the third quarter of 2000 as compared to the third quarter of 1999, consisting of a $10.4 million increase at Dollar and a $1.7 million increase at Thrifty. Vehicle depreciation expense increased $3.8 million, or 4.0%, due to a 5.0% increase in the average depreciation rate (4.4% increase at Dollar and a 5.5% increase at Thrifty) partially offset by a 1.0% decrease in depreciable fleet (2.5% increase at Dollar and 6.6% decrease at Thrifty). Net vehicle gains on the disposal of non-program vehicles were $8.9 million for the third quarter of 2000 and $9.7 million for the third quarter of 1999. Lease charges, for vehicles leased from third parties, increased $7.5 million due to an increase in the number of leased vehicles in the third quarter of 2000.


         Selling, general and administrative expenses of $44.9 million for the third quarter of 2000 decreased 7.7% from $48.7 million in the third quarter of 1999, primarily comprised of a $2.1 million decrease at Dollar and a $1.8 million decrease at Thrifty. This decrease was due primarily to a decrease in sales and marketing costs and personnel related costs during the quarter ended September 30, 2000.

         Net interest expense increased $1.9 million, or 6.9% to $29.4 million in the third quarter of 2000 primarily due to higher average vehicle debt levels and interest rates.


         The effective income tax rate for the third quarter of 2000 was 41.1% down from 41.9% for the third quarter of 1999. The decrease in the effective rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and state and local taxes.


         Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

         OPERATING RESULTS

         Income before income taxes increased $9.0 million, or 17.4% to $61.1 million for the third quarter of 2000. This growth was due to a $7.3 million increase at Dollar and a $1.7 million increase at Thrifty.


NINE MONTHS ENDED SEPTEMBER 30, 2000
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES

         Total revenues for the nine months ended September 30, 2000 increased $73.8 million, or 9.6%, to $844.1 million compared to the nine months ended September 30, 1999. The growth in total revenues was due to an increase in vehicle rental revenue of 14.7% and an increase of 10.1% in fees and services revenue partially offset by a decline in vehicle leasing revenue of 8.0% compared to the nine months ended September 30, 1999.


         The Group's vehicle rental revenue for the nine months ended September 30, 2000 was $632.3 million, a $81.2 million increase (a $78.1 million increase for Dollar and a $3.1 million increase at Thrifty) over the nine months ended September 30, 1999. The growth in vehicle rental revenue at Dollar was the result of a 11.1% increase in rental days combined with a 3.5% increase in revenue per day. The rental revenue growth at Dollar that related to the acquisition of franchise operations was $9.1 million.


         Vehicle leasing revenue for the nine months ended September 30, 2000 was $156.8 million, a $13.6 million decrease as compared to the nine months ended September 30, 1999. This decline was due primarily to a modification of the lease program at Thrifty that eliminated certain incentives previously made available to franchisees with a corresponding reduction in the lease rate. While changes made by Thrifty resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. In addition, Thrifty made some vehicles available under direct financing leases as opposed to operating leases.

         Fees and services revenue increased 10.1% to $47.2 million as compared to the third quarter of 1999 primarily due to the growth in franchisee rental revenue.

         EXPENSES

         Total expenses increased 6.1% from $677.1 million for the nine months ended September 30, 1999 to $718.6 million for the nine months ended September 30, 2000. This increase was primarily comprised of a $49.3 million, or 9.9% increase at Dollar and a $7.9 million, or 4.4% decrease at Thrifty. Total expenses as a percentage of revenue declined to 85.1% in 2000 from 87.9% in 1999.


         Direct vehicle and operating expenses for the nine months ended September 30, 2000 increased $16.8 million, or 7.5%, compared to the nine months ended September 30, 1999, comprised of a $22.5 million increase at Dollar and a $5.7 million decrease at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by a $5.1 million favorable adjustment to insurance reserves recorded in the third quarter of 2000. This favorable adjustment was due to improved claims experience in the settlement of existing claims as reflected in an independent actuary's reserve estimate. As a result, Dollar reduced the reserve liability. The decrease at Thrifty was due to the change in the lease rate structure discussed above.

         Net vehicle depreciation expense and lease charges increased $21.2 million or 9.0% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, consisting of a $22.1 million increase at Dollar and a $0.9 million decrease at Thrifty. Vehicle depreciation expense increased $8.9 million, or 3.5%, due to a 3.8% increase in the average depreciation rate (3.8% increase at Dollar and a 3.2% increase at Thrifty) partially offset by a 0.3% decrease in depreciable fleet. Net vehicle gains on disposal of non-program vehicles were $24.6 million and $21.9 million for the nine months ended September 30, 2000 and 1999, respectively. Lease charges, for vehicles leased from third parties, increased $15.0 million due to more vehicles leased in the nine months ended September 30, 2000.


         Selling, general and administrative expenses of $141.6 million for the nine months ended September 30, 2000 increased 0.5% from $140.8 million in 1999, primarily comprised of a $1.6 million increase at Dollar and a $1.2 million decrease at Thrifty. This increase was due primarily to higher personnel costs partially offset by lower sales and marketing costs in the nine months ended September 30, 2000.


         Net interest expense increased $2.7 million, or 3.7% to $74.7 million for the nine months ended September 30, 2000 primarily due to higher average vehicle debt levels and interest rates partially offset by an increase in the interest earned on invested restricted cash and other interest income.


         The effective income tax rate for the nine months ended September 30, 2000 was 42.6% down from 43.5% for the nine months ended September 30, 1999. The decrease in the effective tax rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective rate differs from the U.S. statutory rate due primarily to non-deductible amortization costs in excess of net assets acquired and state and local taxes.



         OPERATING RESULTS

         The Group had income before income taxes of $125.5 million for the nine months ended September 30, 2000 as compared to $93.1 million for the nine months ended September 30, 1999, a 34.7% increase. This growth was due to a $28.2 million increase at Dollar and a $4.2 million increase at Thrifty.


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


LIQUIDITY AND CAPITAL RESOURCES

         The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the nine months ended September 30, 2000, cash provided by operating activities was $368.5 million.

         Cash used in investing activities was $670.3 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.1 billion ($1.3 billion at Dollar and $800 million at Thrifty) which was partially offset by $1.4 billion ($900 million at Dollar and $500 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments decreased $50.1 million for the nine months ended September 30, 2000. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes discussed below. The Group also used cash for the purchase of non-vehicle capital expenditures of $15.4 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems. Dollar also acquired the franchised operations of its largest Texas licensee on March 13, 2000, which used $2.7 million of cash, net of assets acquired and liabilities assumed and the franchised operations of its Atlanta and Memphis licensees on September 1, 2000, which used $7.1 million of cash, net of assets acquired and liabilities assumed. These expenditures were financed with cash provided from operations.


         The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At September 30, 2000, the insurance companies had issued approximately $70.9 million in bonds to secure these obligations.

         ASSET BACKED NOTES

         The asset backed note program at September 30, 2000 was comprised of $1.24 billion in asset backed notes with maturities ranging from 2000 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.20 billion ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $74.3 million at September 30, 2000.

         COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

         The Company has a commercial paper program of up to $780 million and a 364 day, $700 million liquidity facility to support the commercial paper program. Borrowings under the commercial paper program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 2000, the Group had $446.7 million in commercial paper outstanding under its commercial paper program. The commercial paper program and the liquidity facility are renewable annually.

         OTHER VEHICLE DEBT

         At September 30, 2000, other vehicle debt included borrowings of $96.9 million under revolving lines of credit with a vehicle manufacturer finance subsidiary that bear interest at rates based on commercial paper rates. On October 11, 2000, this facility was renewed for an additional one year term and increased to $115 million. Also on September 1, 2000, the Company entered into a $20 million revolving line of credit with a bank that bears interest at rates based on commercial paper rates. As of September 30, 2000, no amounts were outstanding under this line of credit. The above mentioned lines of credit are collateralized by the vehicles financed under the facilities.


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

         Due to the nature of the relationship between TCL and the Partnership, the consolidated statements include the accounts of the Partnership. The Limited Partner's income share was $2.6 million for the nine months ended September 30, 2000 as compared to $1.1 for the nine months ended September 30, 1999, which is included in the Consolidated Statement of Income as interest expense.

         At September 30, 2000, TCL has $4.3 million outstanding under a revolving line of credit, which is reflected in Note 4 of the Notes to Consolidated Financial Statements as other vehicle debt. The line of credit supports TCL's investment in the Partnership.


         REVOLVING CREDIT FACILITY

         The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires December 2002. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $38.7 million and no working capital borrowings at September 30, 2000. On August 3, 2000, the Company completed a five-year extension of the Revolving Credit Facility. The new five-year term expires August 2, 2005.

         DAIMLERCHRYSLER CREDIT SUPPORT

         DaimlerChrysler Corporation ("DaimlerChrysler") provides credit support for the Group's vehicle fleet financing in the form of a letter of credit facility. The letter of credit amount declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The credit support amount was approximately $17.1 million at September 30, 2000. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

NEW ACCOUNTING STANDARDS


         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. During 1999, the Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," was issued which amended portions of SFAS No. 133. The Company plans to adopt SFAS No. 133, as amended, beginning January 1, 2001. The Company believes that the adoption of SFAS No. 133 will have no impact on its consolidated results of operations and financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delays the implementation date of SAB 101 to the fourth quarter of 2000. The Company will adopt SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000. The adoption of SAB 101 will have no impact on its consolidated results of operations and financial position.

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

         At September 30, 2000, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 1999, which is included under Item 7A of the Company's most recent Form 10-K.

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

         On September 28, 2000, the Company approved the granting of 675,000 stock options to approximately 206 employees, including each of the executive officers at an exercise price of $19.375 per share. These options vest in three equal annual installments, which begin September 30, 2001, and expire on September 27, 2010. Under certain circumstances, including a change of control of the Company, the options would be exercisable immediately.






ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

[a]      INDEX OF EXHIBITS
         -----------------



         Exhibit 4.28 Supplement No. 5 to Series 1998-1 Supplement to Base Indenture dated July 17, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston.

         Exhibit 4.29 Amended and Restated Credit Agreement dated as of August 3, 2000, among the Company, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc.

         Exhibit 4.30 Amendment Agreement dated as of August 3, 2000, among the Company, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc.

         Exhibit 4.31 Supplement No. 6 to Series 1998-1 Supplement to Base Indenture dated August 31, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston.

         Exhibit 10.22 Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000.

         Exhibit 27.1       Financial Data Schedule (EDGAR version only).





[b]      REPORTS ON FORM 8-K
         -------------------

                  No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 2000.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 13, 2000.


                       DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                       By:     /s/ JOSEPH E. CAPPY
                               -------------------------------------------------
                       Name:   Joseph E. Cappy
                       Title:  Chairman  of  the  Board,  President,  Chief
                               Executive Officer and Principal Executive Officer


                       By:     /s/ STEVEN B. HILDEBRAND
                               -------------------------------------------------
                       Name:   Steven B. Hildebrand
                       Title:  Executive  Vice  President,  Chief  Financial
                               Officer,  Principal  Accounting  Officer  and
                               Principal Financial Officer