Form 10-K
period 2000-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2001-03-13
CIK 1049108

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

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


     Indicate by  check mark  if disclosure of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The  aggregate  market value of  the voting  and  non-voting  common equity
held  by   non-affiliates  of  the  registrant  as  of  February  28,  2001  was
$237,337,030.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 2001 was 24,205,422.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2001 are incorporated by reference in Part III.

================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-K


                                    CONTENTS

PART I
         ITEM 1.       BUSINESS..............................................  4

         ITEM 2.       PROPERTIES............................................ 23

         ITEM 3.       LEGAL PROCEEDINGS..................................... 23

         ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS... 23

PART II

         ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS....................... 24

         ITEM 6.       SELECTED FINANCIAL DATA............................... 25

         ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS................... 27

         ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                       ABOUT MARKET RISK..................................... 36

         ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........... 37

         ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 65

PART III

         ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.... 65

         ITEM 11.      EXECUTIVE COMPENSATION................................ 65

         ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT................................. 65

         ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........ 65

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K........................................ 66

SIGNATURES................................................................... 74

INDEX TO EXHIBITS............................................................ 75




                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

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

                                     PART I
                                     ------

ITEM 1.         BUSINESS

COMPANY OVERVIEW

         Dollar Thrifty Automotive Group, Inc., a Delaware corporation (the "Company"), owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar"), and Thrifty Rent-A-Car System, Inc. Thrifty Rent-A-Car System, Inc. is an indirect subsidiary of the Company as it is a wholly owned subsidiary of Thrifty, Inc. (Thrifty, Inc., Thrifty Rent-A-Car System, Inc. and all their respective subsidiaries are individually or collectively, as the context requires, referred to hereafter as "Thrifty"). Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems as separate businesses. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 2000, Dollar and Thrifty had 947 locations in the United States and Canada of which 182 were company-owned stores and 765 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company and its consolidated subsidiaries (collectively, the "Group"). For the year ended December 31, 2000, Dollar's gross revenues comprised approximately 76% of the Group's revenues with Thrifty contributing the remaining 24% of revenues.

         The businesses of Dollar and Thrifty have separate and different approaches to the vehicle rental market. In the United States, Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour rentals. Thrifty operates almost exclusively through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. Thrifty's U.S. franchisees provide vehicles and services to the rental customer. Dollar incurs the costs of operating its company-owned stores and its revenues are directly affected by changes in rental demand. As Thrifty operates primarily through franchisees, it does not incur the costs of operating the franchised locations and does not generally deal directly with rental customers. Therefore, changes in levels of customer demand tend to affect Thrifty's results less quickly than those of Dollar. See Note 15 of Notes to Consolidated Financial Statements for business segment information.

         The Company was incorporated on November 4, 1997. It is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). Dollar was incorporated in 1965 and Thrifty was incorporated in 1950. Thrifty, Inc., which was formed in December 1998, directly owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. ("Thrifty Car Sales"), which operates a franchised retail used car sales network.

         On December 23, 1997, the Company completed its initial public offering of Common Stock (the "Offering") after registration with the Securities and Exchange Commission ("SEC") on Form S-1. Upon closing of the Offering, 24,123,105 shares of Common Stock were sold at an initial price of $20.50 per share. Of the shares sold in the Offering, 20,000,000 shares were sold by DaimlerChrysler, which prior to the Offering was the parent of the Company, and 4,123,105 shares were sold by the Company.

         In connection with the Offering, the Company completed new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note program, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes, including issues in 1999 and 2001, a variable funding note issue in 2000, and proceeds from the Commercial Paper Program are each used to finance vehicles used by Dollar and Thrifty for their operations. The Revolving Credit Facility was established to provide letters of credit for financing and operational needs and to meet the Group's borrowing needs for its other business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         The rental car industry has experienced significant changes in ownership in the past several years. In the mid-1990s, most major rental car companies were owned by domestic automobile manufacturers. Ford Motor Company ("Ford") owned both Hertz and Budget, General Motors Corporation owned National and DaimlerChrysler owned both Dollar and Thrifty. Since that time many of these companies have become publicly owned. ANC Rental Corporation (spun out of AutoNation, Inc. in 2000), which owns both Alamo and National, and Budget Group, Inc. are both publicly owned. Cendant Corporation (formerly HFS, Inc.) purchased Avis in 1996 and subsequently sold 80% to the public in 1997. In March 2001, Cendant re-acquired all public ownership of Avis and operates it as a subsidiary. Ford sold a minority interest in Hertz to the public in 1997 and has recently reached an agreement to buy back the public ownership.

         The potential for a slow down in the economy also exists in 2001, possibly reducing the overall demand for rental cars and could compress rental rates, which could materially affect the operating results of the Company and its franchisees.

SEASONALITY

         The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, caused the Group to vary its fleet size over the course of the year. In 2000, the Group's average monthly fleet size ranged from a low of approximately 80,000 vehicles in the first quarter to a high of approximately 118,000 vehicles in the third quarter.

DOLLAR

         GENERAL

         Dollar's focus is serving the airport vehicle rental market, which is composed of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees the right to operate as a part of the Dollar system in the United States and abroad. All of its Canadian and international operations are franchised.

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

         As of December 31, 2000, Dollar's vehicle rental system included 282 locations in the United States and Canada, consisting of 130 company-owned stores and 152 that were operated by franchisees. Dollar's total revenue was $824 million in 2000, of which $775 million (94%) was generated by company-owned stores and $49 million (6%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue.

         Dollar operates primarily through company-owned stores, and through franchisees in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in over 80% of the 50 largest U.S. airport markets and franchisees in the remaining markets. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted four franchised operations to company-owned operations in 1996, three in 1997, two in 1998 and three in 2000. In March 2000, Dollar acquired the franchised operations of its largest Texas licensee, which included operations in San Antonio, Corpus Christi, Midland/Odessa, and other smaller markets. In September 2000, Dollar also acquired the franchised operations of its Atlanta and Memphis licensees. Dollar generally has rights of first refusal on the sale of a franchised operation. Consistent with Dollar's strategy of operating corporately in the top 50 airports and other key markets, company-owned stores located in the smaller markets may be franchised in order to grow Dollar's franchisee system.

         COMPANY-OWNED STORES

         Dollar believes that having company-owned stores in most of the top 50 airport markets and other key markets enhances its ability to manage its vehicle rental system and fleet. Dollar can implement marketing and pricing strategies to focus on leisure and business travelers, reduce costs through bulk purchasing, apply performance benchmarks and develop and implement best practice management techniques nationwide. Its company-owned store network also allows Dollar to offer customers one-way rentals in certain markets.

         Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 26% of Dollar's rental revenues in 2000. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar has significant relationships with foreign and domestic tour operators that resulted in rental revenue of $200 million in 2000.

         Dollar is the exclusive U.S. vehicle rental company for four of its five largest tour operator accounts. Its arrangement with the other tour operator account is non-exclusive. The agreements for these five accounts expire from December 15, 2001 to December 31, 2009. No single tour operator account generated in excess of 5% of the Group's 2000 revenues.

         As of December 31, 2000, Dollar had vehicle rental concessions for company-owned stores at 68 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

        SERVICES AND PRODUCTS PROVIDED TO RENTAL CUSTOMERS

         WORLDWIDE RESERVATIONS SYSTEM. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and at its facility in Tahlequah, Oklahoma. Dollar's reservation facilities are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. Dollar's total reservations in 2000 grew by 18% with most of the growth originating from the Internet. Reservations through Dollar's Internet web site, (dollar.com), increased 158% in 2000, representing 16% of Dollar's non-tour reservations booked for the year. An additional 13% of Dollar's reservations were booked through other Internet travel sites.

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

         INFORMATION SYSTEMS

         Dollar depends upon a number of core information systems to operate its business, primarily its counter automation and revenue management systems. The counter automation system in Dollar's company-owned stores facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. Dollar introduced its rental counter automation system, FASTLANE(R), and began installing it in 1998 in its company-owned stores. In 1998, Dollar developed a revenue management system with Talus, a leading supplier of such systems, which is utilized in all of Dollar's company-owned stores. The system is designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

         In 1997, Dollar entered into an agreement with The SABRE Group, Inc. ("SABRE"), a leader in electronic distribution systems for the travel industry, to manage and monitor its data center network and its daily information processing. All of Dollar's key systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.

         CUSTOMER SERVICE AND EMPLOYEE TRAINING

         Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar's quality improvement program, involves establishing a team at each vehicle rental location that is accountable for customer satisfaction. Dollar's customer service center measures customer satisfaction, tracks service quality trends, responds to customer inquiries and provides recommendations to Dollar's senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in San Francisco, Tulsa, Newark, Denver, Los Angeles and Cleveland with additional training centers in Honolulu and Dallas scheduled to open in 2001.

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

         FRANCHISING

         UNITED STATES AND CANADA

         Approximately 6% of Dollar's 2000 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar's company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 2000 accounted for approximately 3% of Dollar's total revenue. As of December 31, 2000, Dollar had franchised operations located in 28 countries. In Canada, Dollar's master franchisee directly operates or subfranchises 23 airport and suburban locations. See "Fleet Acquisition and Management -- Fleet Leasing Programs."

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

         SYSTEM FEES. In addition to an initial franchise fee, in 2000 each U.S. franchisee was generally required to pay Dollar a system fee on their rental car revenue equal to 8% of gross rental revenue on a monthly basis for airport operations (8% in 1999 and 7% in 1998) and 6% for suburban operations.

         FRANCHISEE SERVICES AND PRODUCTS. Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle damage recovery and claims management advice, sales assistance and image and standards guidance. Dollar also provides them with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis, centralized corporate account and tour billing and travel agent commission payments. Dollar franchisees pay Dollar a fee for each reservation made through Dollar's worldwide reservation system.

         INTERNATIONAL

         Master franchisees, direct franchisees and subfranchisees operate Dollar's vehicle rental locations outside the United States. Master franchisees are authorized to use Dollar's service marks and business methods in territories in which they operate directly or through subfranchisees, and are responsible for promoting the Dollar brand name and its services and products and for developing and supporting their direct operations and subfranchisees. Dollar's revenues from international franchise operations were less than 1% of 2000 total revenue.

         Effective February 29, 2000, Dollar terminated its reservation transfer agreement with Europcar International, S.A., a European-based vehicle rental company ("Europcar") and thereafter began exchanging reservations with Sixt, AG, a major European rental car company, which operates over 1,500 rental outlets. Through its alliance with Sixt, Dollar offers service in more than 25 countries covering Europe, the Middle East and Africa.

         The number of foreign locations or Dollar system-wide locations disclosed in this report does not include the Sixt locations.

       MARKETING

         Dollar's marketing strategy is to position Dollar as the value-priced, on-airport car rental company to cost conscious leisure and business travelers. Dollar utilizes a mix of national and local advertising, promotions and strategic marketing efforts to promote this strategy.

         NATIONAL ADVERTISING, LOCAL ADVERTISING AND PROMOTION

         Dollar's national advertising programs utilize a media mix of both print and television with an emphasis on the popular leisure destinations of Florida, California, Hawaii, Nevada and Arizona. Dollar communicates its value-priced message to consumers via frequent advertisements in USA TODAY and other major U.S. metropolitan newspapers. Dollar also advertises on U.S. broadcast and cable television networks, promoting its low rates and on-airport convenience. Dollar spends approximately 4% of its annual total U.S. system-wide revenues on marketing, advertising, public relations and sales promotions.

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

         STRATEGIC MARKETING EFFORTS

         Strategic marketing partnerships and frequent flier programs have been established with many airline partners and travel agencies. Approximately 31% of Dollar's non-tour reservations are booked through travel agencies utilizing the major airline global distribution systems. Major travel agency chains and consortia  operate  under  preferred  supplier  agreements  with  Dollar and are supported by Dollar's sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar, and many travel agency groups have similar arrangements with other vehicle rental companies.

         During 2000, Dollar received approximately 29% of its reservations through its dollar.com web site and other Internet travel sites. Dollar continues to invest in its dollar.com web site and plans to continually enhance the site to best meet its customers' travel needs. Gomez Advisors, a recognized resource in providing consumer and business-based e-commerce research tools and analysis, rated dollar.com as the No. 1 car rental site on the Gomez Advisors Internet Car Rentals Scorecard four consecutive times in 1999 and 2000. Additionally, in recognition of the shift in travel distribution patterns, Dollar has placed significant emphasis on developing relationships with Internet travel sites. Dollar maintains preferred supplier arrangements with two of the leading Internet travel sites, Expedia and Travelocity.

         In January 2000, Dollar launched the first full-service travel web site sponsored by a car rental company. DollarTravel.com is powered by TRIP.com, which offers consumers online access to more than 500 airlines, 40,000 hotels and 45 car rental companies.

SUMMARY OPERATING DATA OF DOLLAR


                                                 YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
                                                       (in thousands)

Revenues:
      U.S. Company-owned stores              $ 774,530    $ 682,769    $ 605,187
      U.S. and Canada franchisees               45,158       47,848       50,011
      International franchisees                  1,624        2,547        3,100
      Other                                      2,542        1,847        1,824
                                            ----------   ----------   ----------
         Total revenues                      $ 823,854    $ 735,011    $ 660,122
                                            ==========   ==========   ==========


                                                     AS OF DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
Rental Locations:
      U.S. Company-owned stores                    130          116          114
      U.S. and Canada franchisee locations         152          173          154

Franchisees:
      U.S. and Canada                               66           77           73
      International                                 38           40           50

THRIFTY

         GENERAL

         Thrifty's focus is on franchising and franchise support services. Thrifty operated company-owned stores in nine cities in the United States and Canada as of December 31, 2000. Thrifty's U.S. company-owned stores and its franchisees derive approximately 60% of their combined rental revenues from the airport market and approximately 40% from the local market. Thrifty's approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties, or limited these companies' access to airport travelers, Thrifty franchisees have been moving to in-terminal locations. During 2000, Thrifty moved to in-terminal locations at thirteen airports including Phoenix, Fort Lauderdale and Dallas-Fort Worth. These additions bring Thrifty's total in-terminal locations to 87, which is over half of the airports serviced by Thrifty in the U.S.

         As of December 31, 2000, Thrifty's vehicle rental system included 665 rental locations in the United States and Canada, divided between 613 franchisee locations and 52 company-owned stores. The Thrifty system also included 629 locations abroad, all of which were franchisee locations. Thrifty's total corporate revenue was $259 million in 2000, of which $218 million (84%) was revenue from franchisees in the form of fleet leasing fees, system fees and other service and product fees and $41 million (16%) of which was generated by company-owned stores. Revenues from Thrifty's franchisees outside the United States and Canada have not been material to its results of operations.

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

         Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty's franchisee turnover has averaged approximately 7% per year, with an average of 13 terminations and 21 additions (including new territories added to existing franchise agreements) per year.

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

         For  2000,   Thrifty's   five   largest  U.S.   franchisees   generated
approximately 19% of Thrifty's total corporate revenue in the form of system, fleet leasing, reservation and other fees.

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

         FLEET LEASING PROGRAM. Thrifty has a fleet leasing program for franchisees that it believes provides them with a competitive and flexible source of fleet vehicles. In 2000, fleet leasing accounted for approximately 67% of Thrifty's total revenue. Thrifty's 2001 strategy is to offer attractive lease rates that Thrifty believes will improve franchisee health and support additional growth in the fleet leasing program. See "Fleet Acquisition and Management -- Fleet Leasing Programs."

         TRAINING AND SUPPORT. Thrifty's franchisees are required to attend initial orientation and receive ongoing training in areas such as customer service and hiring. In early 1997, Thrifty began implementing its "True Blue Pride Initiative" to identify areas requiring customer service improvements and to implement new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchisee customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty's express rental program, Blue Chip, which provides for preprinted rental contracts and expedited service.

         Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

         WORLDWIDE RESERVATIONS CENTER AND OTHER INFORMATION SYSTEMS. Thrifty's franchisees benefit from Thrifty's continuously staffed worldwide reservation centers at its headquarters in Tulsa, Oklahoma and its reservation facility in Okmulgee, Oklahoma. Thrifty's reservation facilities are linked to all of the major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. Thrifty franchisee payments for reservations made through these centers accounted for approximately 5% of Thrifty's 2000 total revenues. Thrifty's total reservations in 2000 grew by 9% with most of the growth originating from the Internet. Reservations through Thrifty's Internet web site (thrifty.com) increased in 2000 by 151% representing 8% of Thrifty's reservations booked for the year. An additional 10% of Thrifty's reservations were booked through other Internet travel sites.

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

         Thrifty supports its information systems through a combination of internal resources and external technology providers. Thrifty has engaged SABRE to manage and monitor its data center network and its daily information processing. Reservation applications systems continue to be serviced by Perot Systems Corporation under a five-year agreement through 2002. Other information systems are supported by Thrifty employees. Thrifty's fleet and reservation processing systems are housed in a secure underground SABRE facility in Oklahoma designed to withstand disasters.

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

         INTERNATIONAL (EXCEPT CANADA)

         As of December 31, 2000, Thrifty master franchisees operated 629 vehicle rental locations in 57 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East, Africa and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty's uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures. Thrifty's corporate revenues from international franchisees were approximately 1% of 2000 total revenues.

         Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty's service marks, systems and technologies within its country or territory.

         COMPANY-OWNED STORES

         Thrifty typically establishes company-owned stores only upon the financial failure of a franchisee. Thrifty uses company-owned stores to preserve its presence in key markets. As opportunities arise, these locations are re-franchised. During 2000, Thrifty commenced operating its South Florida locations, which were previously operated by an independent franchisee. As of December 31, 2000, including Tulsa, Oklahoma, Thrifty operated company-owned stores in four cities in the United States. In February 2001, Thrifty re-franchised the three South Florida cities; however, it intends to continue to operate its Tulsa, Oklahoma locations. Thrifty also began operating its Oakland and Dallas-Fort Worth locations, and believes additional franchisee financial failures could result during 2001. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty's U.S. franchisees.

         THRIFTY CAR SALES

         Thrifty Car Sales, Inc., was formed in December 1998, to franchise retail used car dealerships under the Thrifty Car Sales brand name. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs.

         At December 31, 2000, Thrifty Car Sales had 35 franchise locations in operation with an additional 17 that have signed dealer agreements. An additional 21 dealers have been approved and are pending final documentation. By the end of 2001, Thrifty expects to double the number of locations in its Thrifty Car Sales network.

         CANADIAN OPERATIONS

         Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd. ("TCL"). TCL operates company-owned stores in five of the eight largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining markets. As of December 31, 2000, the TCL system included 136 vehicle rental locations, of which 93 were operated by franchisees and 43 were operated as company-owned stores.

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

         MARKETING

         Thrifty's marketing objective is to position the Thrifty brand as an industry leader in delivering value for vehicle rental to value-conscious consumers. In the United States it implements this strategy primarily through national advertising, strategic marketing partnerships and enhancing distribution channels. In addition, marketing assistance is provided to U.S. franchisees in local advertising, promotion and sales.

         ADVERTISING, PROMOTION AND SALES

         Thrifty employs national advertising on U.S. broadcast and cable television networks and in newspapers and travel industry and airline magazines. Thrifty also sponsors sports and other events to increase national exposure and promote local Thrifty operations. In the United States, Thrifty's national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Thrifty management. U.S. franchisees and company-owned stores contribute 5% of their base rental revenue from airport operations and 2.5% of their base rental revenue from local operations to the advertising fund. Thrifty has national marketing partnerships with major U.S. airlines frequent flier programs. Its newest partners include Delta, U.S. Airways and Air Canada.

         U.S. franchisees and company-owned stores are also required to spend an additional 3% of their base rental revenue on local advertising and promotion.
Thrifty has a local sales department that assists franchisees in developing their local markets. Thrifty also provides an allowance for qualifying local advertising, promotion and sales expenditures to U.S. franchisees that participate in Thrifty's fleet leasing program. In the 2000 model year, franchisees and company-owned stores earned an aggregate allowance of approximately $5.9 million.

         Thrifty has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Thrifty. These marks are important for customer awareness and selection of Thrifty for vehicle rental.

         STRATEGIC MARKETING EFFORTS

         During 2000, the volume of reservations received through its thrifty.com web site and other Internet travel sites continued to grow rapidly. Thrifty continues to invest in its thrifty.com web site and recently contracted with Mapquest to provide mapping and direction services on thrifty.com.

         Thrifty enjoys a strong relationship with the travel agency community, which is highlighted by its longstanding support of ASTA (American Society of Travel Agents) and through its preferred supplier arrangements. Under its preferred supplier arrangements, Thrifty provides these travel agency groups additional commissions or lower prices in return for their featuring Thrifty in their advertising or giving Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Thrifty, and many travel agency groups have similar arrangements with other vehicle rental companies.

         In January 2001, Thrifty became the exclusive car rental partner in Carlson Wagonlit's Gold Points Rewards Program, a customer loyalty program in the U.S. and Canada with more than 6 million cardholders and partners that include Radisson Hotels & Resorts, MCI WorldCom, Country Inns & Suites by Carlson, T.G.I.Friday's, Carlson Wagonlit Travel (Canada), Famous Players
Theatres and nearly 150 on-line partners like the Disney Store Online, Hallmark.com and SharperImage.com.

SUMMARY OPERATING DATA OF THRIFTY


                                                   YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------
                                                       (in thousands)

Revenues:
      U.S. and Canada franchisees            $ 215,340    $ 225,934    $ 200,505
      U.S. and Canada company-owned stores      40,858       33,981       34,526
      International franchisees                  2,885        3,063        2,888
                                            ----------   ----------   ----------
         Total revenues                      $ 259,083    $ 262,978    $ 237,919
                                            ==========   ==========   ==========


                                                     AS OF DECEMBER 31,
                                            ------------------------------------
                                               2000         1999         1998
                                            ----------   ----------   ----------

Rental Locations:
      U.S. and Canada franchisee locations         613          651          609
      U.S. and Canada company-owned stores          52           33           25

Franchisees:
      U.S. and Canada                              226          245          232
      International                                 57           63           67

FLEET ACQUISITION AND MANAGEMENT

         U.S. VEHICLE SUPPLY

         For the 2000 model year, DaimlerChrysler vehicles represented approximately 86% of the Group's total U.S. fleet. The Group also purchases or leases vehicles of other automotive manufacturers, permitting it to adjust the composition and overall cost of its fleet. The Company expects that for the 2001 model year, DaimlerChrysler vehicles will represent over 85% of the Group's U.S. fleet.

         Automotive manufacturers' residual value programs limit the Group's residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler's program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer's obligation is subject to certain conditions relating to the vehicle's age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to herein as "Program Vehicles." Vehicles for which rental companies bear residual value risk are referred to herein as "Non-Program Vehicles." The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies, except for Enterprise, are Program Vehicles.

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

         The Group also purchases Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, or if it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to the Group, does not set any terms or conditions on the resale of Non-Program Vehicles other than required minimum holding periods. For the 2000 model year, approximately 27% of the vehicles acquired by the Group were Non-Program Vehicles.

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

         DaimlerChrysler has been the Group's principal supplier of vehicles. In 1996, DaimlerChrysler began operating under five-year vehicle supply arrangements that were formalized in 1996 and 1997 in separate U.S. vehicle supply agreements ("VSAs") with Dollar and Thrifty. DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available to Dollar and Thrifty through July 2001. In June 2000, the Company entered into a new VSA with DaimlerChrysler, which will enable the Group to acquire vehicles beginning with the 2002 model year through the 2006 model year. Dollar and Thrifty may purchase vehicles for use by company-owned stores or for their fleet leasing programs. Dollar and Thrifty have agreed to promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials. DaimlerChrysler has agreed to make various promotional payments to Dollar and Thrifty, some of which vary based on the volume of vehicles purchased. These payments are material to the Group's results of operations. See Note 5 of Notes to Consolidated Financial Statements.

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

         VEHICLE DISPOSITION

         Dollar and Thrifty generally hold vehicles in rental service from eight months to 10 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under DaimlerChrysler's residual value program. As of December 31, 2000, the average age of vehicles in the Group's fleet was approximately five months. The Group's flexibility to adjust the holding period for vehicles, particularly for Program Vehicles, enables the Group to adjust its fleet size up or down relatively quickly in response to changing market conditions. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that cannot be returned.

         Dollar and Thrifty dispose of Non-Program Vehicles through auctions and directly to used car dealers, wholesalers, retail and franchisees. During 2000, Dollar and Thrifty disposed of 51% of their Non-Program Vehicles through direct channels and 49% through auctions. Utilizing sales channels other than auctions avoids transportation costs, interest costs and auction fees and may provide higher net residual amounts from disposal.

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

         FLEET LEASING PROGRAMS

         Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers' residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees' leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 2000, approximately 26% and 64% of the vehicles in the fleets of Dollar's and Thrifty's respective U.S. franchisees had been provided through their fleet leasing programs. In 2000, approximately 3% of Dollar's and 67% of Thrifty's (including Canada) total revenue was derived from vehicle leasing programs. During 2000, a limited number of larger franchisees acquired their vehicles directly from manufacturers.

         Dollar and Thrifty each set their respective lease rates after considering Program Vehicle depreciation rates, estimated Non-Program Vehicle depreciation, interest costs, model mix, administrative costs and market conditions. Average monthly lease rates vary depending on vehicle model, and the average lease period is between eight and ten months. Although Dollar and Thrifty lease Non-Program Vehicles as well as Program Vehicles to their franchisees, their fleet leasing programs eliminate the residual value risk for their franchisees. Thrifty franchisees may, however, elect to assume some residual value risk on certain Non-Program Vehicles they lease in exchange for a lower lease rate.


U.S. FLEET DATA

                                                                   YEARS ENDED DECEMBER 31,
                                                           -------------------------------------
                                                              2000          1999         1998
                                                           ----------    ----------   ----------

THRIFTY:
      Average number of vehicles leased to franchisees         31,267        31,856       29,595
                                                           ----------    ----------   ----------
      Average number of vehicles in combined fleets of
        franchisees                                            49,210        45,613       39,434
      Average number of vehicles in combined fleets of
        company-owned stores                                      720           483          865
                                                           ----------    ----------   ----------

           Total                                               49,930        46,096       40,299
                                                           ==========    ==========   ==========


DOLLAR:
      Average number of vehicles leased to franchisees          4,080         4,960        6,151
                                                           ----------    ----------   ----------
      Average number of vehicles in combined fleets of
        franchisees                                            15,470        14,252       13,513
      Average number of vehicles in combined fleets of
        company-owned stores                                   61,858        56,065       50,673
                                                           ----------    ----------   ----------

           Total                                               77,328        70,317       64,186
                                                           ==========    ==========   ==========


COMPETITION

         There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. Dollar and Thrifty's principal competitors may have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on leisure, tour and business customers. Dollar's franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, some of which have greater financial resources than the Group. Dollar's principal competitors for business and leisure travelers are Alamo, Avis, Budget, Hertz, National, Enterprise and Thrifty. Dollar competes primarily on the basis of price and customer service.

         Thrifty's U.S. franchisees generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz, National and Enterprise. Hertz, Enterprise, Avis and Alamo as well as local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals. Thrifty's company-owned stores have a similar customer profile.

         The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Hertz and National, as well as Dollar and Thrifty.

INSURANCE

         The Group is subject to third-party bodily injury liability and property damage liability claims resulting from accidents involving their rental customers. For 2000 and most of 1999, the majority of the Company's operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Group retained the risk of loss in various amounts up to $2 million on a per occurrence basis. The Group maintains additional insurance at certain amounts in excess of its respective underlying coverages.

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

         Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2000, the Group's reserve for public liability and property damage claims was approximately $35 million. The Group's obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds. As of December 31, 2000, these surety bonds totaled approximately $46.1 million.

         The Group also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 2000, the total amount of these bonds was approximately $28.7 million.

REGULATION

         LOSS DAMAGE WAIVERS AND SUPPLEMENTAL LIABILITY INSURANCE

         Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 26 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees.

         Dollar, Thrifty and other vehicle rental companies offer customers supplemental liability insurance ("SLI") in connection with vehicle rentals. In 1997, the State of Texas determined that car rental companies cannot sell SLI without licensing and product approval. Some other states concluded that the selling of SLI required an insurance license while other states were unclear on the issue. During the fourth quarter of 1999, the Financial Services Reform Bill was passed by Congress to address this issue. The legislation created a federal presumption for a three-year period that car rental companies are not required to have a state insurance license to sell certain insurance products, unless state law specifically requires such a license. In states where existing law does not require such insurance licensing, car rental companies are working to enact legislation which either specifically exempts them from licensing requirements or which grants them a limited license to sell insurance products related to car rental, such as SLI.

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

ENVIRONMENTAL MATTERS

         The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 11 and lease 98 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

EMPLOYEES

         As of December 31, 2000, the Group employed a total of approximately 6,200 full-time and part-time employees of whom approximately 4,900 were employed by Dollar and 1,300 by Thrifty. Approximately 270 of the Group's employees were subject to collective bargaining agreements as of December 31, 2000. The Company believes the Group's relationship with its employees is good.

ITEM 2.         PROPERTIES

         The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters and Tulsa reservation centers for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston ("CSFB"), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is leased to franchisees or other third parties. As of December 31, 2000, the Group's company-owned operations were carried on at 182 locations in the U.S. and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "DTG." The high and low sales prices for the Common Stock for each quarterly period during 2000 and 1999, were as follows:


                  FIRST              SECOND           THIRD          FOURTH
                 QUARTER            QUARTER          QUARTER         QUARTER
                ---------          ---------        ---------       ---------

        2000
        ----
        High     $ 23.75            $ 21.00          $ 22.81         $ 20.81
        Low      $ 11.38            $ 14.88          $ 18.25         $ 14.25


        1999
        ----
        High     $ 17.31            $ 23.94          $ 25.44         $ 24.06
        Low      $ 11.31            $ 16.56          $ 18.31         $ 16.88




         The 24,205,422 shares of Common Stock outstanding at February 28, 2001 were held by approximately 3,100 registered and beneficial stockholders of record.

         The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since completion of the Offering.

         Under the terms of the Revolving Credit Facility, restrictions were imposed by the lender on the payment of cash dividends to stockholders. During the term of such agreement, which was extended in August 2000 through August 2, 2005, dividends are permitted at the lesser of specified monetary levels or percentages of cash flow.

ITEM 6.         SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA OF THE GROUP

         The selected consolidated statements of operations and balance sheet data were derived from the audited consolidated financial statements of the Group. References to system-wide vehicle rental revenue include revenue received from the Group's company-owned stores and by franchisees from the rental of vehicles.



                                                                      YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                               2000             1999           1998             1997           1996
                                            -----------     -----------     -----------     -----------    -----------

STATEMENTS OF OPERATIONS:
    (in thousands except per share amounts)
REVENUES:
    Vehicle rentals                         $   813,741     $   714,407     $   635,600     $   620,045    $   497,239
    Vehicle leasing                             198,686         218,614         202,371         164,701        149,713
    Fees and services                            61,166          57,046          51,770          49,143         47,597
    Other                                         9,850           8,685           9,225           9,899          9,342
                                            -----------     -----------     -----------     -----------    -----------

        Total revenues                        1,083,443         998,752         898,966         843,788        703,891
                                            -----------     -----------     -----------     -----------    -----------


COSTS AND EXPENSES:
    Direct vehicle and operating                315,164         289,129         267,504         263,850        225,558
    Vehicle depreciation and lease
      charges, net                              340,448         311,113         305,169         294,911        230,051
    Selling, general and
      administrative                            187,711         190,994         163,256         149,697        140,089
    Interest expense, net                        97,703          95,114          88,726          87,852         72,868
    Amortization of cost in excess
      of net assets acquired                      5,941           5,842           5,417           6,010          8,169
    Intangible asset impairment losses                -               -               -               -        157,758
                                            -----------     -----------     -----------     -----------    -----------

        Total costs and expenses                946,967         892,192         830,072         802,320        834,493
                                            -----------     -----------     -----------     -----------    -----------

Income (loss) before income taxes               136,476         106,560          68,894          41,468       (130,602)

Income tax expense                               58,467          46,974          31,229          23,427         16,682
                                            -----------     -----------     -----------     -----------    -----------

Net income (loss) (a)                       $    78,009     $    59,586     $    37,665     $    18,041    $  (147,284)
                                            ===========     ===========     ===========     ===========    ===========

Earnings (loss) per share (a):
    Basic                                   $      3.23     $      2.47     $      1.56     $      0.90    $     (7.36)
    Diluted                                 $      3.18     $      2.43     $      1.56     $      0.90    $     (7.36)


BALANCE SHEET DATA:
    (in thousands)

Revenue-earning vehicles, net               $ 1,522,388     $ 1,507,692     $ 1,342,066     $ 1,319,490    $ 1,120,346
Total assets                                $ 2,100,374     $ 2,171,653     $ 1,865,300     $ 1,942,210    $ 1,647,951
Total debt                                  $ 1,424,021     $ 1,555,609     $ 1,313,799     $ 1,418,687    $ 1,241,558
Stockholders' equity                        $   458,139     $   379,127     $   315,914     $   268,426    $   183,883





U.S. AND CANADA


                                                                           YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                2000            1999            1998            1997          1996
                                            -----------     -----------     -----------     -----------    -----------

System-wide Data:
VEHICLE RENTAL REVENUE:
   (in thousands)

    Company-owned stores                    $   814,000     $   714,000     $   636,000     $   620,000    $   497,000
    Franchisee locations                        737,000         699,000         620,000         516,000        502,000
                                            -----------     -----------     -----------     -----------    -----------

       Total vehicle rental revenue         $ 1,551,000     $ 1,413,000     $ 1,256,000     $ 1,136,000    $   999,000
                                            ===========     ===========     ===========     ===========    ===========

RENTAL LOCATIONS:

    Company-owned stores                            182             149             139             139            156
    Franchisee locations                            765             824             763             752            729
                                            -----------     -----------     -----------     -----------    -----------

       Total rental locations                       947             973             902             891            885
                                            ===========     ===========     ===========     ===========    ===========

Average number of vehicles operated
  during the period by company-owned
  stores and franchisees                        134,475         123,814         111,652         103,417         94,992

Peak number of vehicles operated
  during the period by company-owned
  stores and franchisees                        162,515         148,832         134,407         122,286        110,771


COMPANY-OWNED STORES DATA:

VEHICLE RENTAL DATA:

Average number of vehicles operated              65,702          59,218          53,983          53,719         45,037

Number of rental days                        20,347,296      18,155,768      16,374,491      16,320,568     13,740,649

Average revenue per day                     $     40.00     $     39.35     $     38.82     $     37.98    $     36.19

Monthly average revenue per vehicle         $     1,032     $     1,005     $       980     $       959    $       917


VEHICLE LEASING DATA:

Average number of vehicles leased                35,520          38,690          37,709          32,814         30,583

Average monthly lease revenue per unit      $       466     $       471     $       447     $       420    $       409




(a) Management believes it is important to note that net loss and loss per share for the year ended December 31, 1996 include intangible asset impairment losses of $157,758,000, which includes an impairment loss related to DaimlerChrysler's decision in 1996 to dispose of Thrifty as a non-core asset in the amount of $155,000,000 and an impairment loss related to TCL in the amount of $2,758,000.

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

The Group's expenses consist of:

         o Direct vehicle and operating -- costs related to the rental of revenue-earning vehicles to customers and to the leasing of vehicles to franchisees, such as field personnel expenses, facility expenses, concessions and commissions paid to airport authorities, travel agencies and others, insurance and lease promotion expenses, net of certain incentives received from vehicle manufacturers,

         o Vehicle depreciation and lease charges, net -- depreciation expense relating to revenue-earning vehicles, net of gains and losses on the disposal of such vehicles, and lease charges for vehicles leased from third parties,

         o   Selling,   general   and   administrative    expenses,    including
             headquarters personnel expenses, advertising and marketing expenses and reservation expenses,

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total revenues in the Group's consolidated statements of income:

                                                       YEARS ENDED DECEMBER 31,
                                                   -----------------------------

                                                     2000       1999       1998
                                                   -------    -------    -------

REVENUES:
      Vehicle rentals                                75.1%      71.5%      70.7%
      Vehicle leasing                                18.3       21.9       22.5
      Fees and services                               5.7        5.7        5.8
      Other                                           0.9        0.9        1.0
                                                   -------    -------    -------

          Total revenues                            100.0      100.0      100.0
                                                   -------    -------    -------



COSTS AND EXPENSES:
      Direct and vehicle operating                   29.1       28.9       29.8
      Vehicle depreciation and lease charges, net    31.4       31.2       33.9
      Selling, general and administrative            17.3       19.1       18.1
      Interest expense, net                           9.0        9.5        9.9
      Amortization of cost in excess of net
        assets acquired                               0.6        0.6        0.6
                                                   -------    -------    -------

          Total costs and expenses                   87.4       89.3       92.3
                                                   -------    -------    -------

INCOME BEFORE INCOME TAXES                           12.6       10.7        7.7

INCOME TAX EXPENSE                                    5.4        4.7        3.5
                                                   -------    -------    -------

NET INCOME                                            7.2%       6.0%       4.2%
                                                   =======    =======    =======

The following table sets forth a breakdown of the Group's two major sources of revenue:


                                             YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------

                                     2000              1999             1998
                                 -----------       -----------       -----------
                                                  (in thousands)
VEHICLE RENTAL REVENUE:
       Dollar                     $  773,328        $  681,240        $  603,331
       Thrifty                        40,413            33,167            32,269
                                 -----------       -----------       -----------

         Total                    $  813,741        $  714,407        $  635,600
                                 ===========       ===========       ===========


LEASING REVENUE:
       Dollar                     $   25,014        $   28,762        $   33,224
       Thrifty                       173,672           189,852           169,147
                                 -----------       -----------       -----------

         Total                    $  198,686        $  218,614        $  202,371
                                 ===========       ===========       ===========






YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

         REVENUES

         Total revenues for the year ended December 31, 2000 increased $84.7 million, or 8.5%, to $1.083 billion compared to 1999. The increase in total revenues was due to an increase in rental revenue of 13.9% over 1999 which was partially offset by a 9.1% decrease in leasing revenue. Fees and services revenue increased $4.1 million due to the growth in franchisee rental revenue. Vehicle rental revenue and vehicle leasing revenue were impacted by franchise acquisitions at Dollar and conversions of franchisee operations to company-owned stores at Thrifty.

         The Group's vehicle rental revenue for 2000 was $813.7 million, a 13.9% increase from 1999. This increase was due primarily to a $92.1 million increase at Dollar and a $7.2 million increase at Thrifty. The growth in vehicle rental revenue at Dollar was the result of an 11.5% increase in rental days combined with a 1.8% increase in revenue per day. The rental revenue growth at Dollar related to the acquisition of franchisees was $16.2 million, which represented approximately 18% of Dollar's total rental revenue growth during 2000.

         Vehicle leasing revenue for 2000 was $198.7 million, a $19.9 million decrease from 1999. This decrease in vehicle leasing revenue reflects a decrease of $16.2 million, or 8.5%, in Thrifty's leasing revenue. This decrease was due to a decline in the average number of vehicles leased to franchisees and to modifications of the lease program to eliminate certain incentives previously made available to licensees with a corresponding reduction in the lease rate. While these lease program modifications resulted in a reduction of vehicle leasing revenue, they had no impact on operating income. In addition, Thrifty made some vehicles available under direct financing leases (reflected as other revenue) as opposed to operating leases. Dollar's leasing revenue declined $3.7 million, or 13%, due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations during 2000 which was partially offset by an increase in lease rates.

         EXPENSES

         Total expenses increased 6.1% from $892.2 million in 1999 to $947.0 million in 2000. This increase was due primarily to a $64.8 million, or 9.9% increase for Dollar and a $9.8 million, or 4.2% decrease at Thrifty. Total expenses as a percentage of revenue declined to 87.4% in 2000 from 89.3% in 1999.

         Direct vehicle and operating expenses for 2000 increased $26.0 million, or 9.0%, primarily related to a 12.1% increase in the number of rental days over 1999. These expenses increased $31.7 million at Dollar and decreased $5.7 million at Thrifty. The overall increase at Dollar was due to higher airport concession rents, personnel and other vehicle operating costs partially offset by a $5.1 million favorable adjustment to insurance reserves recorded during 2000. This favorable adjustment was due to improved claims experience in the settlement of existing claims as reflected in an independent actuary's reserve estimate. The decrease at Thrifty was primarily due to the lease program modifications discussed earlier. Direct vehicle and operating expenses were 29.1% of revenue for 2000, compared to 28.9% of revenue for 1999.

         Net vehicle depreciation expense and lease charges for 2000 increased $29.3 million, or 9.4%, due to both an increase in the average number of owned and leased vehicles and to higher costs per vehicle compared to 1999. Lease charges, for vehicles leased from third parties, increased $20.7 million due to more vehicles leased during 2000. Net vehicle depreciation expense increased $9.5 million, or 2.9%, due to a 4.7% increase in the average depreciation rate (6.0% at Dollar and a 1.9% increase at Thrifty) partially offset by a 1.7% decrease in depreciable fleet. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $26.1 million in 2000 and $25.2 million in 1999. Net vehicle depreciation and lease charges increased by $30.2 million at Dollar and decreased by $0.9 million at Thrifty.

         Selling, general and administrative expenses of $187.7 million for 2000 decreased from $190.9 million in 1999, comprised primarily of a $0.2 million decrease at Dollar and a $3.5 million decrease at Thrifty. The lower costs were due primarily to lower personnel related costs during 2000.

         Net interest expense increased $2.6 million, or 2.7% to $97.7 million. Net interest expense decreased as a percentage of revenue from 9.5% in 1999 to 9.0% in 2000, partially due to more vehicles under operating leases in 2000. The increase in expense for the Group was due to the effect of higher average vehicle debt levels and vehicle interest rates partially offset by an increase in the interest earned on invested restricted cash and other interest income.

         The tax provision for 2000 was $58.5 million. The effective tax rate of 42.8% for 2000 was down from 44.1% in 1999. The decrease in the effective tax rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory tax rate due primarily to non-deductible amortization of costs in excess of net assets acquired and state and local taxes.

         OPERATING RESULTS

         The Group had income before income taxes of $136.5 million for 2000 as compared to $106.6 million in 1999, a 28.1% increase. This growth was due to a $24.0 million increase at Dollar and a $5.9 million increase at Thrifty.

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

         The Group's vehicle rental revenue for 1999 was $714.4 million, a 12.4% increase from 1998. This increase was due primarily to a $77.9 million increase for Dollar and a $0.9 million increase at Thrifty. The growth in vehicle rental revenue at Dollar was the result of an increase of 11.7% in rental days combined with a 1.1% increase in revenue per day. The rental revenue growth at Dollar related to the acquisition of franchisees was $15 million, which represented 19.2% of Dollar's total rental revenue growth during 1999.

         Vehicle leasing revenue for 1999 was $218.6 million, a $16.2 million increase from 1998. This increase in vehicle leasing revenue reflects an increase of $20.7 million, or 12.2%, in Thrifty's leasing revenue due to a 6.9% increase in the average number of vehicles leased to franchisees along with a 4.9% increase in the vehicle leasing rates partially due to a change in vehicle mix. Dollar's leasing revenue declined $4.5 million, or 13.4% due to a decrease in the average number of vehicles leased to franchisees as a result of the acquisition of franchised locations during 1999, partially offset by an increase in lease rates.

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

         Net vehicle depreciation expense and lease charges increased $5.9 million, or 1.9%, for 1999 as compared to 1998, consisting of a $5.6 million increase at Dollar and a $0.3 million increase at Thrifty. Net vehicle depreciation expense increased $14.8 million, or 5.2%, due to a 10.4% increase in depreciable fleet (11.2% at Dollar and 9.0% at Thrifty) partially offset by a decline of 4.8% in the average depreciation rate (4.3% decrease at Dollar and a 5.3% decrease at Thrifty). The decline in the depreciation rate includes $25.2 million net vehicle gains on the disposal of Non-Program Vehicles. In 1998, the disposition of Non-Program Vehicles resulted in a net vehicle gain of $5.5 million. Lease charges, for vehicles leased from third parties, declined $8.9 million due to fewer vehicles leased during 1999.

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

         The tax provision for 1999 was $46.9 million. The effective rate of 44.1% for 1999 was down from 45.3% in 1998. The decrease in the effective rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to Thrifty's Canadian subsidiary for which no benefit was recorded.

         OPERATING RESULTS

         The Group had income before income taxes of $106.6 million for 1999 as compared to $68.9 million in 1998, a 54.7% increase. This growth was due to a $29.0 million increase at Dollar and a $8.7 million increase at Thrifty.

LIQUIDITY AND CAPITAL RESOURCES

         The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. During 2000, cash provided by operating activities was $386.0 million. Net income adjusted for depreciation, net of vehicle gains, primarily generated cash provided by operating activities.

         Cash used in investing activities was $291.4 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.5 billion ($1.5 billion at Dollar and $1.0 billion at Thrifty) which was partially offset by $2.2 billion ($1.3 billion at Dollar and $0.9 billion at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments decreased $113.9 million for the year ended December 31, 2000 due principally to acquiring vehicles and reducing vehicle debt. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes discussed below. The Group also used cash for non-vehicle capital expenditures of $33.7 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems. The Group estimates non-vehicle capital expenditures to be approximately $40 million in 2001. In addition, Dollar will pursue the acquisition of certain franchisee operations, if available. Franchisee acquisitions of Dollar funded with internal cash totaled $10.1 million in 2000. Future franchisee acquisition expenditures are expected to be financed with cash provided from operations.

         Cash used in financing activities was $133.6 million primarily due to the maturity of $264.2 million in asset backed notes during 2000, partially offset by a net increase in the issuance of commercial paper totaling $129.3 million.

         ASSET BACKED NOTES

         The asset backed note program is comprised of $1.08 billion in asset backed notes with maturities ranging from 2001 to 2005. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates on $1.04 billion ranging from 5.90% to 7.10% and floating rates on $37.4 million ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $29.5 million at December 31, 2000.

         In December 2000, the Company established a $150 million asset backed Variable Funding Note Purchase Facility (the "Conduit Facility") as part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-dictated commercial paper rates.

         In March 2001, Rental Car Finance Corp. issued $350 million of asset backed notes (the "2001 Series Notes") to replace existing asset backed notes which mature over the next five years. The 2001 Series Notes are floating rate notes that have a term of five years. In conjunction with the issuance of the 2001 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to a fixed rate.

         COMMERCIAL PAPER PROGRAM AND LIQUIDITY FACILITY

         At December 31, 2000, the Company's commercial paper program (the "Commercial Paper Program") had a maximum size of $780 million supported by a $700 million, 364-day liquidity facility (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At December 31, 2000, the Group had $209.7 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the third quarter of 2000 when it reached $501.4 million to support the seasonal increase in vehicle fleet.

         The Commercial Paper Program was renewed for another 364-day period effective February 28, 2001, at a maximum size of $800 million, backed by a renewal of the Liquidity Facility which increased to $715 million.

         OTHER OBLIGATIONS AND VEHICLE DEBT

          Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization program which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At December 31, 2000, Thrifty had approximately CND$68.5 million funded under this program.

         On October 20, 2000, a vehicle manufacturer's finance subsidiary extended a $115 million revolving line of credit to the Group to purchase revenue-earning vehicles. The line of credit is secured by the vehicles financed under this facility. This credit facility expires in one year and is renewable annually. At December 31, 2000, the Company had $82.5 million outstanding under the line of credit.

         REVOLVING CREDIT FACILITY

         The Company has a $215 million senior secured, revolving credit facility (the "Revolving Credit Facility") which is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. During 2000, the Revolving Credit Facility was extended for a five-year term which expires August 2, 2005. The availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of fixed or capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge ratio and a minimum interest expense coverage ratio. The Group is in compliance with all covenants. At December 31, 2000, the Group had letters of credit outstanding under the Revolving Credit Facility of approximately $29.3 million and no working capital borrowings.

         DAIMLERCHRYSLER CREDIT SUPPORT

         DaimlerChrysler currently provides $17.1 million of credit support for the Group's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The Company may need to replace reductions in the letter of credit with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

         DEBT SERVICING REQUIREMENTS

         The Group will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2000, the Group's total consolidated debt and other obligations was approximately $1.4 billion, substantially all of which was secured debt for the purchase of vehicles. The Group has scheduled annual principal payments of approximately $575 million in 2001, $172 million in 2002, $273 million in 2003, $269 million in 2004 and $137 million in 2005.

         The Group intends to use cash generated from operations and from the sale of vehicles for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and cash generated from operations. The Group expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

         The Group has significant requirements for bonds to support its insurance programs and airport concession obligations. At December 31, 2000, various insurance companies had issued approximately $74.8 million in bonds to secure these obligations.

         INTEREST RATE RISK

         The Group's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Group is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2001, approximately 33% of its average debt will bear interest at floating rates. The amount of the Group's financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 8 of Notes to Consolidated Financial Statements.

INFLATION

         The increased acquisition cost of vehicles is the primary inflationary factor affecting the Group. Many of the Group's other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Group's overall operating costs will be greater for the Group than for its competitors.

NEW ACCOUNTING STANDARDS

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. At January 1, 2001, the Company had no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Company's consolidated financial statements upon adoption. However, during March 2001, the Company has entered into an interest rate swap agreement (the "Swap") in connection with the issuance of $350 million of asset backed notes. Management believes it has met the criteria for hedge accounting for the Swap.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements." SAB 101B delayed the implementation date of SAB 101 to the fourth quarter of 2000. The Company adopted SAB 101 pursuant to SAB 101B as required in the fourth quarter of 2000. The adoption of SAB 101 had no impact on its consolidated results of operations and financial position.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The table below provides information about the Group's market sensitive financial instruments and constitutes a "forward-looking statement." The Group's primary market risk exposure is changing interest rates, primarily in the United States. The Group's policy is to manage interest rates through use of a combination of fixed and floating rate debt. At December 31, 2000, the Group had entered into no hedging or derivative transactions. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Group's debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.




                                                                                                        Fair Value
Expected Maturity Dates                                                                                December 31,
as of December 31, 2000            2001         2002        2003        2004       2005       Total        2000
--------------------------       ---------   ---------   ---------   ---------  ---------  ----------  ------------
(in thousands)

DEBT

Vehicle obligations and other-
   floating rates                $ 300,750   $   1,400   $  22,374   $      56  $  11,135  $   335,715  $   333,833

Weighted Average interest rates      7.15%       8.20%       7.61%       8.20%      7.71%

Vehicle obligations and other-
  fixed rates                    $ 225,819   $ 170,386   $ 251,095   $ 269,036  $ 126,079  $ 1,042,415  $ 1,036,688

Weighted Average interest rates      6.47%       6.45%       6.40%       6.22%      6.67%

Vehicle obligations and other-
  Canadian dollar denominated    $  48,223   $    -      $    -      $    -     $    -     $    48,223  $    48,223

Weighted Average interest rates      6.11%        -           -           -          -








                                                                                                                      Fair Value
Expected Maturity Dates                                                                                              December 31,
as of December 31, 1999            2000        2001        2002        2003        2004    Thereafter      Total         1999
--------------------------       ---------   ---------   ---------   ---------  ---------  -----------   ----------  ------------
(in thousands)

DEBT

Vehicle obligations and other-
   floating rates                $ 162,997   $   5,026   $   1,343   $  22,417  $     108  $    11,135  $   203,026  $   201,809

Weighted Average interest rates      6.86%       7.84%       8.30%       7.43%      8.30%        7.52%

Vehicle obligations and other-
  fixed rates                    $ 264,181   $ 225,819   $ 170,386   $ 251,095  $ 269,036  $   126,079  $ 1,306,596  $ 1,270,960

Weighted Average interest rates      6.40%       6.47%       6.45%       6.40%      6.22%        6.67%

Vehicle obligations and other-
  Canadian dollar denominated    $  47,784   $    -      $    -      $    -     $    -     $     -      $    47,784  $    47,784

Weighted Average interest rates      5.47%        -           -           -          -           -



ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Tulsa,  Oklahoma
January 31,  2001,  except for
Note 17 as to which the date is
February 28, 2001



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000,  1999 AND 1998
(In Thousands Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 2000            1999            1998

REVENUES:
   Vehicle rentals                                                           $   813,741     $   714,407     $   635,600
   Vehicle leasing                                                               198,686         218,614         202,371
   Fees and services                                                              61,166          57,046          51,770
   Other                                                                           9,850           8,685           9,225
                                                                             -----------     -----------     -----------

           Total revenues                                                      1,083,443         998,752         898,966
                                                                             -----------     -----------     -----------

COSTS AND EXPENSES:
   Direct vehicle and operating                                                  315,164         289,129         267,504
   Vehicle depreciation and lease charges, net                                   340,448         311,113         305,169
   Selling, general and administrative                                           187,711         190,994         163,256
   Interest expense, net of interest income of $9,288,
      $6,071 and $6,834                                                           97,703          95,114          88,726
   Amortization of cost in excess of net assets acquired                           5,941           5,842           5,417
                                                                             -----------     -----------     -----------

           Total costs and expenses                                              946,967         892,192         830,072
                                                                             -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                                                       136,476         106,560          68,894

INCOME TAX EXPENSE                                                                58,467          46,974          31,229
                                                                             -----------     -----------     -----------

NET INCOME                                                                   $    78,009     $    59,586     $    37,665
                                                                             ===========     ===========     ===========

Earnings per share:
   Basic                                                                     $      3.23     $      2.47     $      1.56
                                                                             ===========     ===========     ===========

   Diluted                                                                   $      3.18     $      2.43     $      1.56
                                                                             ===========     ===========     ===========



See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 2000            1999
ASSETS

Cash and cash equivalents                                                    $    38,493     $    77,500
Restricted cash and investments                                                   30,760         144,671
Receivables, net                                                                 182,689         140,156
Prepaid expenses and other assets                                                 54,994          43,493
Revenue-earning vehicles, net                                                  1,522,388       1,507,692
Property and equipment, net                                                       90,976          69,941
Income taxes receivable                                                                -          10,573
Intangible assets, net                                                           180,074         177,627
                                                                             -----------     -----------

                                                                             $ 2,100,374     $ 2,171,653
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable                                                          $    50,455     $    57,242
   Accrued liabilities                                                           118,562         115,232
   Deferred income tax liability                                                  13,828           5,660
   Public liability and property damage                                           35,369          58,783
   Debt and other obligations                                                  1,424,021       1,555,609
                                                                             -----------     -----------

          Total liabilities                                                    1,642,235       1,792,526

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 10,000,000 shares; none outstanding                                   -               -
   Common stock, $.01 par value:
      Authorized 50,000,000 shares; issued and outstanding 24,191,893
      and 24,158,429, respectively                                                   242             242
   Additional capital                                                            710,320         709,040
   Accumulated deficit                                                          (251,455)       (329,464)
   Foreign currency translation adjustment                                          (968)           (691)
                                                                             -----------     -----------

                                                                                 458,139         379,127
                                                                             -----------     -----------

                                                                             $ 2,100,374     $ 2,171,653
                                                                             ===========     ===========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENT OF  STOCKHOLDERS'  EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------



                                             Common Stock                                         Foreign
                                            $.01 Par Value                                        Currency        Total
                                         ----------------------     Additional    Accumulated    Translation   Stockholders'
                                            Shares     Amount        Capital        Deficit       Adjustment      Equity

BALANCE, JANUARY 1, 1998                  23,625,000     $  236     $  695,716     $ (426,715)      $ (811)      $  268,426

   Issuance of common shares in
      public offering                        498,105          5          9,643              -            -            9,648

   Issuance of common shares for
      director compensation                    1,950          -             40              -            -               40

   Performance share incentive plan                -          -            481              -            -              481

   Comprehensive income:
      Net income                                   -          -              -         37,665            -           37,665
      Foreign currency translation                 -          -              -              -         (346)            (346)
                                         -----------     ------     ----------     ----------       ------       ----------

   Total comprehensive income                      -          -              -         37,665         (346)          37,319
                                         -----------     ------     ----------     ----------       ------       ----------

BALANCE, DECEMBER 31, 1998                24,125,055        241        705,880       (389,050)      (1,157)         315,914

   Issuance of common shares for
      director compensation                    2,798          -             52              -            -               52

   Stock option transactions                  30,576          1            866              -            -              867

   Performance share incentive plan                -          -          2,242              -            -            2,242

   Comprehensive income:
      Net income                                   -          -              -         59,586            -           59,586
      Foreign currency translation                 -          -              -              -          466              466
                                         -----------     ------     ----------     ----------       ------       ----------
   Total comprehensive income                      -          -              -         59,586          466           60,052
                                         -----------     ------     ----------     ----------       ------       ----------

BALANCE, DECEMBER 31, 1999                24,158,429        242        709,040       (329,464)        (691)         379,127

   Issuance of common shares for
      director compensation                    2,164          -             40              -            -               40

   Stock option transactions                  31,300          -            582              -            -              582

   Performance share incentive plan                -          -            658              -            -              658

   Comprehensive income:
      Net income                                   -          -              -         78,009            -           78,009
      Foreign currency translation                 -          -              -              -         (277)            (277)
                                         -----------     ------     ----------     ----------       ------       ----------
   Total comprehensive income                      -          -              -         78,009         (277)          77,732
                                         -----------     ------     ----------     ----------       ------       ----------

BALANCE, DECEMBER 31, 2000                24,191,893     $  242     $  710,320    $  (251,455)      $ (968)       $ 458,139
                                         ===========     ======     ==========     ==========       ======       ==========




See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     2000            1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $    78,009     $    59,586     $    37,665
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation                                                                   349,697         338,702         303,888
      Amortization                                                                     9,450           8,927           7,708
      Common stock option transactions                                                   112             323               -
      Performance share incentive plan                                                   658           2,242             481
      Net gains from disposition of revenue-earning vehicles                         (26,084)        (25,248)         (5,538)
      Impairment losses                                                                    -               -           1,305
      Provision for losses on receivables                                             11,925           9,682           6,891
      Deferred income taxes                                                            8,168          14,214          (2,126)
      Change in assets and liabilities, net of acquisitions:
         Receivables                                                                 (17,011)        (19,045)         26,654
         Prepaid expenses, intangibles and other assets                              (11,917)         (2,304)        (10,147)
         Accounts payable, accrued liabilities and income taxes payable/receivable     6,427           3,748         (21,363)
         Public liability and property damage                                        (23,414)        (18,836)          1,932
         Other                                                                            30             548             311
                                                                                 -----------     -----------     -----------

           Net cash provided by operating activities                                 386,050         372,539         347,661

CASH FLOWS FROM INVESTING ACTIVITIES:
   Revenue-earning vehicles:
      Purchases                                                                   (2,533,661)     (2,410,739)     (2,093,581)
      Proceeds from sales                                                          2,169,222       1,927,007       1,782,562
   Restricted cash and investments, net                                              113,911         (82,416)         75,725
   Property and equipment:
      Purchases                                                                      (31,015)        (18,266)        (15,785)
      Proceeds from sales                                                                232           1,031             691
   Acquisition of businesses, net of cash acquired                                   (10,097)              -          (4,617)
                                                                                 -----------     -----------     -----------

           Net cash used in investing activities                                    (291,408)       (583,383)       (255,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt and other obligations:
      Proceeds                                                                     3,288,480       3,699,487       1,603,678
      Payments                                                                    (3,420,307)     (3,457,971)     (1,708,819)
   Issuance of common shares in public offering                                            -               -           9,648
   Issuance of common shares                                                             470             544               -
   Financing issue costs                                                              (2,292)         (3,221)         (3,732)
                                                                                 -----------     -----------     -----------

           Net cash provided by (used in) financing activities                      (133,649)        238,839         (99,225)
                                                                                 -----------     -----------     -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                  (39,007)         27,995          (6,569)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                  77,500          49,505          56,074
                                                                                 -----------     -----------     -----------
   End of year                                                                   $    38,493     $    77,500     $    49,505
                                                                                 ===========     ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes to taxing authorities                                         $    39,285     $    52,343     $    30,112
                                                                                 ===========     ===========     ===========
      Interest                                                                   $   102,027     $    95,038     $    92,288
                                                                                 ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Issuance of common stock for director compensation                            $        40     $        52     $        40
                                                                                 ===========     ===========     ===========
   Direct financing and sales-type lease receivables                             $    38,472     $    14,780     $         -
                                                                                 ===========     ===========     ===========
   Deferred income on sales-type lease receivables                               $       409     $         -     $         -
                                                                                 ===========     ===========     ===========
   Notes receivable issued for franchise sales                                   $         -     $       590     $         -
                                                                                 ===========     ===========     ===========
   Acquisition of license held for operation                                     $       804     $         -     $         -
                                                                                 ===========     ===========     ===========

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

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

      The Company's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar"), Thrifty, Inc., Rental Car Finance Corp. ("RCFC") and Dollar Thrifty Funding Corp. ("DTFC"). Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc. which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty"). Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are reflected in the accompanying consolidated financial statements. RCFC and DTFC are special purpose financing entities for the Dollar Thrifty Group, which were formed in 1995 and 1998, respectively. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of Dollar Thrifty Group or any of its other subsidiaries. The term the "Company" is used to refer to Dollar Thrifty Group and subsidiaries, collectively, and to the individual subsidiaries of Dollar Thrifty Group. Intercompany accounts and transactions have been eliminated in consolidation.

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

      Estimates - The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

      Cash and Cash Equivalents - Cash and cash equivalents include cash on hand
      and  on  deposit,   including  highly  liquid   investments  with  initial
      maturities of three months or less.

      Restricted Cash and Investments - Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 8). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $3,624,000, $2,379,000, and $4,706,000 for 2000, 1999 and 1998,
      respectively.

      Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

      Revenue-Earning Vehicles - Revenue-earning vehicles are stated at cost net of related discounts and are depreciated over their estimated economic lives, or at rates corresponding to manufacturers' guaranteed residual values, where applicable. Depreciation rates range from approximately 1.0% to 2.5% per month. Net gains and losses from sales of revenue-earning vehicles are recorded as an adjustment to vehicle depreciation.

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

      Intangible Assets - Intangible assets are amortized using the straight-line basis. Cost in excess of net assets acquired is amortized over forty and twenty-year periods. Other intangible assets are amortized primarily over five years. The Company continually assesses the recoverability of the cost in excess of net assets acquired based on its estimates of the expected future cash flows of the operations to which such amounts relate.

      Long-Lived Assets - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

      Accounts Payable - Disbursements in excess of bank balances of $33,844,000 and $42,277,000 are included in accounts payable at December 31, 2000 and 1999, respectively.

      Public Liability and Property Damage - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims are utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2000.

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

      Initial franchise fees are recognized upon substantial completion of all material services and conditions of the franchise sale, which coincides with the date of sale and commencement of operations by the franchisee. Continuing franchise fees are reported as revenue as the fees are earned.

      Advertising Costs - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $30,166,000, $34,142,000, and $35,863,000 for 2000, 1999 and 1998, respectively.

      Thrifty's primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad"). Thrifty made payments of $2,983,000, $2,865,000 and $3,073,000 in 2000, 1999 and 1998, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $2,647,000, $2,392,000 and $1,790,000 during 2000, 1999 and 1998, respectively, which are recorded as offsets to selling, general and administrative expense.

      Environmental Costs - The Company's operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

      Income Taxes - U.S. operating results are included in the Company's consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

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

      New Accounting Standard - Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The Company currently has no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Company's consolidated financial statements upon adoption.

3.    ACQUISITIONS

      During 2000, Dollar acquired certain assets and assumed certain liabilities of eleven locations from three former franchisees, the largest locations being San Antonio, Atlanta and Memphis. Total cash paid for these three acquisitions was $10,097,000, net of cash acquired. In addition, during 1998, Dollar acquired certain assets and assumed certain liabilities of its former San Diego and Phoenix franchisees. Total cash paid for these two acquisitions was $4,617,000, net of cash acquired. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material to the year of acquisition, are included in the consolidated statements of income.

 4.   RECEIVABLES

      Receivables consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2000            1999
                                                         (In Thousands)

      Trade accounts receivable                     $ 108,145       $  85,955
      Notes receivable                                 10,199           7,152
      Financing receivables, net                       27,324          14,090
      Due from DaimlerChrysler                         62,449          50,727
                                                    ---------       ---------
                                                      208,117         157,924
      Less allowance for doubtful accounts            (25,428)        (17,768)
                                                    ---------       ---------

                                                    $ 182,689       $ 140,156
                                                    =========       =========

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

      Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income of $804,000 and $285,000 at December 31, 2000 and 1999, respectively.

      Due from DaimlerChrysler is comprised primarily of amounts due under various incentive and promotion programs.

 5.   REVENUE-EARNING VEHICLES

      Revenue-earning vehicles consist of the following:

                                                         December 31,
                                              ---------------------------------
                                                    2000              1999
                                                        (In Thousands)

      Revenue-earning vehicles                  $ 1,677,335       $ 1,659,926
      Less accumulated depreciation                (154,947)         (152,234)
                                                -----------       -----------

                                                $ 1,522,388       $ 1,507,692
                                                ===========       ===========

      Dollar and Thrifty entered into U.S. Vehicle Supply Agreements ("VSAs") with DaimlerChrysler, which commenced with the 1997 model year and expire in July 2001. In June 2000, the Company entered into a new VSA with DaimlerChrysler, which will enable the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. Under the current VSAs, DaimlerChrysler has agreed to supply certain specified volumes of vehicles, which are comprised of approximately 80% guaranteed depreciation program vehicles ("Program Vehicles"). Dollar and Thrifty are required to purchase at least 80% of their vehicles from DaimlerChrysler, up to specified volumes of which minimum amounts must be Program Vehicles. Under the terms of the VSAs, Dollar and Thrifty have agreed to advertise and promote DaimlerChrysler products exclusively, and will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue-earning vehicles from DaimlerChrysler and DaimlerChrysler Canada Inc. ("DaimlerChrysler Canada") were $2,290,430,000, $2,101,537,000 and $2,007,406,000 during 2000, 1999 and
      1998, respectively.

      Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada of the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments received are included in proceeds from sales of revenue-earning vehicles. Additionally, the Company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected in interest expense, net. Amounts recorded from DaimlerChrysler and DaimlerChrysler Canada for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $395,694,000, $312,932,000 and $339,575,000 in 2000, 1999 and 1998,
      respectively. Buyback payments received from DaimlerChrysler Canada were $81,222,000, $69,545,000 and $64,413,000 in 2000, 1999 and 1998,
      respectively.

      The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $28,493,000, $7,787,000 and $16,664,000 for 2000, 1999 and 1998, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next three years for vehicles under operating leases with terms greater than one year total $4,178,000.

 6.   PROPERTY AND EQUIPMENT

      Major classes of property and equipment consist of the following:

                                                              December 31,
                                                     ---------------------------
                                                       2000            1999
                                                          (In Thousands)

      Land                                           $  14,132       $  14,325
      Buildings and improvements                        16,882          15,563
      Furniture and equipment                           50,865          41,556
      Leasehold improvements                            48,526          43,986
      Construction in progress                          21,588           9,006
                                                     ---------       ---------
                                                       151,993         124,436
      Less accumulated depreciation and amortization   (61,017)        (54,495)
                                                     ---------       ---------

                                                     $  90,976       $  69,941
                                                     =========       =========


 7.   INTANGIBLE ASSETS

      Intangible assets consist of the following:


                                                           December 31,
                                                    ----------------------------
                                                      2000            1999
                                                         (In Thousands)


      Cost in excess of net assets acquired          $ 264,102       $ 257,248
      Other                                             21,830          24,723
                                                     ---------       ---------
                                                       285,932         281,971
      Less accumulated amortization                   (105,858)       (104,344)
                                                     ---------       ---------

                                                     $ 180,074       $ 177,627
                                                     =========       =========

8.    DEBT AND OTHER OBLIGATIONS

      Debt and other obligations consist of the following (in thousands):

                                                                                December 31,
                                                                     ---------------------------------
                                                                           2000              1999
                                                                               (In Thousands)
      Vehicle Debt and Other Financing:
         Asset backed notes:
            1999 Series notes                                          $   250,000       $   250,000
            1997 Series notes                                              746,653           900,000
            1995 Series notes                                               83,166           194,000
                                                                       -----------       -----------
                                                                         1,079,819         1,344,000
                 Discounts on asset backed notes                              (450)             (689)
                                                                       -----------       -----------
                 Asset backed notes, net of discount                     1,079,369         1,343,311
         Commercial paper, net of discount of $1,882 and $1,217            209,705            80,376
         Vehicle manufacturer line of credit                                82,462            67,938
         Limited partner interest in limited partnership                    45,688            45,361
         Other vehicle debt                                                  6,797            18,514
                                                                       -----------       -----------
                  Total vehicle debt and other financing                 1,424,021         1,555,500

         Other                                                                   -               109
                                                                       -----------       -----------

      Total debt and other obligations                                 $ 1,424,021       $ 1,555,609
                                                                       ===========       ===========

      Vehicle Debt and Other Financing

      Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in April 1999 (the "1999 Series notes"), December 1997 (the "1997 Series notes") and December 1995 (the "1995 Series notes").

      The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 5.9% to 7.1%.

      The 1997 Series notes are comprised of $713,249,000 and $866,596,000 of fixed rate notes in 2000 and 1999, respectively, with rates ranging from 6.25% to 6.8% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus .95% to LIBOR plus 1.05% (7.61% to 7.71% at December 31, 2000 and 7.42% to 7.52% at December 31, 1999).

      The 1995 Series notes are comprised of $79,166,000 and $190,000,000 of 6.6% fixed rate notes in 2000 and 1999, respectively, and $4,000,000 (2000 and 1999) floating rate notes, with an interest rate of LIBOR plus 1.25% (7.91% and 7.72% at December 31, 2000 and 1999, respectively).

      The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available first to satisfy the claims of its creditors. At December 31, 2000 and 1999, letters of credit totaling $17,136,000 and $22,848,000, respectively, issued on behalf of DaimlerChrysler, also serve as collateral for the asset backed notes. These letters of credit will continue to decline over the next three years. DaimlerChrysler has liens on and collateral interest in certain assets of the Company. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through overcollateralization of the vehicle fleet or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

      The asset backed notes mature from 2001 through 2005 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

      In December 2000, the Company established a $150,000,000 asset backed Variable Funding Note Purchase Facility (the "Conduit") as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market-dictated commercial paper rates. At December 31, 2000, there were no borrowings outstanding under this facility.

      Commercial Paper represents borrowings under a $780,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, the Company also entered into a 364-day, $700,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if the Company is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 6.6% to 6.8% at December 31, 2000 and 6.1% to 6.3% at December 31, 1999 and matures within 45 days of December 31, 2000.

      Vehicle Manufacturer Line of Credit is renewable annually and permits the Company to borrow up to $115,000,000 and $102,000,000 at December 31, 2000 and 1999, respectively, from a finance subsidiary of a vehicle manufacturer. Borrowings of $82,462,000 and $67,938,000 at December 31, 2000 and 1999, respectively, bear interest at rates based on commercial paper rates (8.24% and 7.23% at December 31, 2000 and 1999, respectively) and are collateralized by the related vehicles.

      Limited Partner Interest in Limited Partnership - In February 1999, TCL entered into a partnership agreement (the "Partnership Agreement") with an unrelated bank's conduit (the "Limited Partner"). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the "Partnership"). TCL is the General Partner in the Partnership.

      The Partnership Agreement has a five-year term, subject to extension, with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CND$150,000,000 (approximately US$100,000,000 at December 31, 2000) to the Partnership which they fund through issuance and sale of notes in the Canadian commercial paper market.

      TCL, as General Partner, is allocated the remainder of the partnership net income after distribution of the income share of the Limited Partner, which is based on the weighted average capital balance of the Limited Partner multiplied by a rate, which is based on the average commercial paper rate (6.1% and 5.4% at December 31, 2000 and 1999, respectively). The Limited Partner's income share amounted to $3,510,000 and $1,854,000 for the years ended December 31, 2000 and 1999, respectively, which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accompanying consolidated statements include the accounts of the Partnership.

      Any amounts due to TCL, which are directly related to the vehicles, including vehicle rental revenues, payments from licensees and proceeds from vehicle disposition programs, are vested in the Partnership. Upon disposition of vehicles, proceeds in excess of that required to fund further vehicle purchases are distributed to the Partners in proportion to their capital accounts.

      TCL entered into a CND$15,000,000 (approximately US$10,000,000 at December 31, 2000) revolving line of credit to support its investment in the Partnership. At December 31, 2000 and 1999, CND$3,800,000 (approximately US$2,535,000) and CND$3,500,000 (approximately US$2,423,000), respectively, were outstanding under this line of credit, which is included in other vehicle debt. The weighted average interest rate on the line was 6.2% and 6.7% at December 31, 2000 and 1999, respectively.

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

      Prior to February 1999, TCL financed its revenue-earning vehicles under a Master Concurrent Lease Agreement (the "Lease Agreement") with an unrelated auto leasing trust ("Leasing Trust"). In September 1999, the Lease Agreement was terminated and the remaining CND$13,300,000 (approximately US$9,100,000) of financed vehicles were sold to the Partnership at net book value.

      Other Vehicle Debt at December 31, 2000 includes borrowings of $1,656,000 under a $20,000,000 revolving line of credit which bears interest at rates based on commercial paper rates (8.24% at December 31, 2000). The line has a one-year term and is collateralized by the vehicles financed under the facility. Borrowings of $2,606,000 and $5,951,000 with weighted average interest rates of 8.2% and 8.35% at December 31, 2000 and 1999, respectively, are collateralized by shuttle buses and other financed vehicles. At December 31, 1999, the Company had borrowings of $10,140,000 under a $12,000,000 revolving line of credit, which bore interest at rates based on LIBOR (8.4% at December 31, 1999). This line was terminated in 2000.

      Expected repayments of vehicle debt and other obligations outstanding at December 31, 2000 are as follows:


                                      2001           2002           2003           2004           2005
                                                                (In Thousands)

      Asset backed notes            $ 229,819      $ 170,386      $ 273,364      $ 269,036      $ 137,214
      Commercial paper                211,587              -              -              -              -
      Vehicle manufacturer
        line of credit                 82,462              -              -              -              -
      Other vehicle debt                5,236          1,400            105             56              -
      Limited partner
         interest                      45,688              -              -              -              -
                                    ---------      ---------      ---------      ---------      ---------

      Total                         $ 574,792      $ 171,786      $ 273,469      $ 269,092      $ 137,214
                                    =========      =========      =========      =========      =========


      Revolving Credit Facility

      In December 1997, the Company established a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the "Revolver"). The Revolver provides sublimits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. During 2000, the Revolver was extended for a five-year term, which expires in August 2005. As of December 31, 2000, the Company is required to pay a 0.25% commitment fee on the unused available line, a 1.50% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolver is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends. The Company had letters of credit of $29,291,000 and $37,845,000 and no working capital borrowings outstanding under the Revolver at December 31, 2000 and 1999, respectively.

9.    STOCKHOLDERS' EQUITY

      The Company conducted an initial public offering of its common stock which closed on December 23, 1997. The Company issued and sold 4,123,105 shares of its common stock and DaimlerChrysler sold all of the 20,000,000 outstanding shares of the Company's common stock that it owned. The common stock was sold at an initial price of $20.50 per share. The Company received net proceeds of $76,484,000 from the issuance of the shares. The proceeds received by the Company from the offering were initially used to provide collateral for financing of revenue-earning vehicles and for other general corporate purposes.

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

10.   EARNINGS PER SHARE

      The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:


                                                                       Year Ended December 31,
                                                         --------------------------------------------------
                                                              2000              1999              1998
                                                          (In Thousands, Except Share and Per Share Data)

      Net Income                                           $   78,009        $   59,586        $   37,665
                                                           ==========        ==========        ==========

      Basic EPS:
        Weighted average common shares                     24,168,250        24,136,050        24,105,837
                                                           ==========        ==========        ==========

      Basic EPS                                            $     3.23        $     2.47        $     1.56
                                                           ==========        ==========        ==========

      Diluted EPS:
        Weighted average common shares                     24,168,250        24,136,050        24,105,837

      Shares contingently issuable:
        Stock options                                         184,909           205,576            43,569
        Performance awards                                    167,593           131,467            37,350
        Director compensation shares deferred                  18,710            12,008             3,197
                                                           ----------        ----------        ----------
      Shares applicable to diluted                         24,539,462        24,485,101        24,189,953
                                                           ==========        ==========        ==========

      Diluted EPS                                          $     3.18        $     2.43        $     1.56
                                                           ==========        ==========        ==========


      Options to purchase 2,223,028, 1,584,000 and 1,155,000 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

11.   EMPLOYEE BENEFIT PLANS

      Employee Benefit Plans

      The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. For 2000, employee contributions are matched by the Company to the extent of 50% up to 6% of the employee's eligible compensation, subject to statutory limitations. For 1999 and 1998, the Company matched 50% up to 5% of the employee's eligible compensation. Contributions expensed by the Company totaled $2,264,000, $1,598,000 and $1,090,000 in 2000, 1999 and 1998, respectively.

      Effective January 1, 2001, the Company's 50% match was increased to 75% up to 6% of the employee's eligible compensation.

      Included in accrued liabilities at December 31, 2000 and 1999 is $2,776,000 and $2,301,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

      The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $11,260,000, $17,096,000 and $8,109,000 in 2000, 1999 and 1998, respectively.

      Deferred Compensation and Retirement Plans

      The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $13,386,000 and $10,791,000 as of December 31, 2000 and 1999, respectively. Expense related to these plans totaled $2,140,000, $4,525,000 and $2,086,000 in 2000, 1999 and 1998, respectively.

      Long-Term Incentive Plan

      The Company has a long-term incentive plan ("LTIP") for employees and non-employee directors under which its Board of Directors, upon the recommendation of the Human Resources and Compensation Committee, is authorized to provide for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. The exercise prices for nonqualified stock options are equal to the fair market value of the Company's common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. In May 2000, an additional 2,400,000 shares were approved by the shareholders for issuance under the LTIP. At December 31, 2000, the Company's common stock outstanding authorized for issuance under the LTIP was 4,819,189 shares, with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares.

      Performance share awards are granted to Company officers and certain key employees. Such awards established a target number of shares that may be earned in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against annual profit targets and stock price appreciation targets. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered on the third anniversary of the initial grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. At December 31, 2000, performance shares earned in 1998, 1999 and 2000, net of forfeitures, totaled approximately 168,000 shares. All shares earned vested on January 31, 2001. The Company recognized $658,000, $2,242,000 and $481,000 of compensation cost in 2000, 1999 and 1998, respectively, for performance share awards.

      The status of the Company's stock option plan is summarized below:

                                                                     Weighted
                                                      Number of       Average
                                                       Shares        Exercise
                                                   (In Thousands)      Price
                                                   --------------   ----------

      Outstanding at December 31, 1997                $     -         $     -

      Granted                                           1,677           17.60
      Exercised                                             -               -
      Canceled                                            (34)          19.68
                                                      -------         -------

      Outstanding at December 31, 1998                  1,643           17.56

      Granted                                             505           19.07
      Exercised                                           (30)          15.04
      Canceled                                            (81)          16.31
                                                      -------         -------

      Outstanding at December 31, 1999                  2,037           18.02

      Granted                                             714           19.29
      Exercised                                           (31)          12.29
      Canceled                                            (45)          18.40
                                                      -------         -------

      Outstanding at December 31, 2000                  2,675         $ 18.42
                                                      =======         =======

      Options exercisable at:
         December 31, 2000                              1,497         $ 18.63
         December 31, 1999                                868         $ 18.91
         December 31, 1998                                396         $ 20.31


      Accounting for Stock-Based Compensation

      As stated in Note 2, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25 in accounting for its employee stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income for 2000, 1999 and 1998 would have been reduced from the amounts as reported of $78,009,000, $59,586,000 and $37,665,000 to the pro forma amounts of $75,468,000, $57,259,000 and
      $34,377,000, respectively. Diluted earnings per share as reported of $3.18, $2.43 and $1.56 would have been reduced to the pro forma amounts of $3.08, $2.34 and $1.42 for 2000, 1999 and 1998, respectively.

      The pro forma amounts noted reflect the portion of the estimated fair value of awards earned in 2000, 1999 and 1998 based on the vesting period of the options.

      The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for 2000, 1999 and 1998: weighted-average expected life of the awards of five years, volatility factor of 37.5%, risk-free interest rate of 5.96%, 5.75% and 4.74%, respectively, and no payment of dividends. Based on this model, the weighted-average fair value of options granted during 2000, 1999 and 1998 was $8.13, $8.03 and $7.10 per share, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company's employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

      The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2000:


                                                   Options Outstanding                            Options Exercisable
                                   ----------------------------------------------------     ------------------------------
                                                        Weighted-Average     Weighted-                         Weighted-
              Range of                  Number             Remaining          Average            Number         Average
              Exercise                Outstanding       Contractual Life     Exercise         Exercisable      Exercise
               Prices               (In Thousands)         (In Years)          Price         (In Thousands)      Price

      $10.50  -  $19.3750                1,569                 8.91           $ 16.95               412          $ 13.67

      $19.6875 - $21.1875                1,106                 7.04             20.51             1,085            20.51
                                       -------              -------           -------         ---------          -------

      $10.50  -  $21.1875                2,675                 8.14           $ 18.42             1,497          $ 18.63
                                       =======              =======           =======           =======          =======


      Under certain circumstances, including a change of control of the Company, the options outstanding would be exercisable immediately.

12.   INCOME TAXES

      Income tax expense consists of the following:

                                               Year Ended December 31,
                                      ------------------------------------------
                                           2000           1999          1998
                                                    (In Thousands)
      Current:
         Federal                        $ 40,235       $ 26,072       $ 26,658
         State and local                   9,580          6,208          6,347
         Foreign                             484            480            350
                                        --------       --------       --------
                                          50,299         32,760         33,355

      Deferred:
         Federal                           6,597         11,481         (1,717)
         State and local                   1,571          2,733           (409)
                                        --------       --------       --------
                                           8,168         14,214         (2,126)
                                        --------       --------       --------

                                        $ 58,467       $ 46,974       $ 31,229
                                        ========       ========       ========



      Foreign losses before income taxes were approximately $965,000, $549,000 and $1,727,000 in 2000, 1999 and 1998, respectively.

      Deferred tax assets and liabilities consist of the following:


                                                                                   December 31,
                                                                            --------------------------
                                                                                 2000          1999
                                                                                  (In Thousands)
      Deferred tax assets:
         Public liability and property damage                                 $ 13,172      $ 22,086
         Allowance for doubtful accounts and notes receivable                    7,897         5,426
         Other accrued liabilities                                              21,307        17,073
         Federal and state NOL credits and carryforwards                         3,665         4,059
         Canadian NOL carryforwards                                                142         1,607
         Canadian depreciation                                                   4,291         4,365
         Other Canadian temporary differences                                    5,522         4,018
                                                                              --------      --------
                                                                                55,996        58,634
         Valuation allowance                                                    (9,955)       (9,990)
                                                                              --------      --------

                 Total                                                        $ 46,041      $ 48,644
                                                                              ========      ========

      Deferred tax liabilities:
         Depreciation                                                         $ 57,064      $ 53,717
         Other                                                                   2,805           587
                                                                              --------      --------

                 Total                                                        $ 59,869      $ 54,304
                                                                              ========      ========


      The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2000, TCL has net operating loss carryforwards of approximately $321,000 available to offset future taxable income in Canada, which expire through 2002. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets, since management believes it is more likely than not that such benefits will not be realized.

      The Company's effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:


                                                                 Year Ended December 31,
                                         --------------------------------------------------------------------------
                                                  2000                      1999                      1998
                                          --------------------      --------------------      --------------------
                                           Amount     Percent        Amount    Percent         Amount    Percent
                                                                  (Amounts in Thousands)
      Tax expense computed at the
         maximum U.S. statutory rate      $ 47,767      35.0 %      $ 37,296      35.0 %      $ 24,113      35.0 %
      Difference resulting from:
         Amortization of cost in excess
            of net assets acquired           1,717       1.3           1,871       1.8           1,774       2.6
         State and local taxes, net of
            federal income tax benefit       7,188       5.3           5,732       5.4           3,860       5.6
         Foreign losses                        364       0.2             682       0.6             604       0.9
         Foreign taxes                         484       0.4             480       0.4             350       0.5
         Other                                 947       0.6             913       0.9             528       0.7
                                          --------    -------       --------    -------       --------    -------

                                          $ 58,467      42.8 %      $ 46,974      44.1 %      $ 31,229      45.3 %
                                          ========    =======       ========    =======       ========    =======


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

      Debt and Other Obligations - The fair value of floating-rate debt approximates the carrying value as these instruments are at current market interest rates. At December 31, 2000, the fair value of the asset backed notes with fixed interest rates was less than the carrying value by approximately $5,727,000.

      Letter of Credit and Guaranteed Obligations - The estimated fair value of these items was $263,000 and $196,000 at December 31, 2000 and 1999, respectively.

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

      Expenses incurred under operating leases and concessions were as follows:

                                                 Year Ended December 31,
                                         ---------------------------------------
                                            2000           1999          1998
                                                      (In Thousands)

      Rent                               $ 21,824       $ 20,833       $ 17,530
      Concession expenses:
         Minimum fees                      33,824         29,627         20,832
         Contingent fees                   28,251         25,628         27,784
                                         --------       --------       --------
                                           83,899         76,088         66,146

       Less sublease rental income         (2,081)        (2,408)        (2,836)
                                         --------      ---------       --------

                 Total                   $ 81,818       $ 73,680       $ 63,310
                                         ========       ========       ========

      Future minimum rentals and fees under noncancelable operating leases, and the Company's obligation for minimum airport concession fees at December 31, 2000 are presented in the following table. Concession fees-franchisee locations presented are required to be paid by franchisees under terms of sublease agreements.


                                        Concession Fees
                                  ---------------------------
                                    Company-
                                     Owned        Franchisee       Operating
                                     Stores        Locations         Leases          Total
                                                        (In Thousands)

      2001                         $  32,413       $   2,416       $  20,718       $  55,547
      2002                            29,664           1,963          17,500          49,127
      2003                            22,259           1,825          13,977          38,061
      2004                            17,806           1,827          10,409          30,042
      2005                            16,910           1,810           8,846          27,566
      Thereafter                      74,278          26,215          45,094         145,587
                                   ---------       ---------       ---------       ---------
                                     193,330          36,056         116,544         345,930
      Less sublease rental income          -               -          (3,738)         (3,738)
                                   ---------       ---------       ---------       ---------

                                   $ 193,330       $  36,056       $ 112,806       $ 342,192
                                   =========       =========       =========       =========


      Public Liability and Property Damage

      For 2000 and most of 1999, the majority of the Company's operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Company was self-insured or had policy deductibles up to certain limits. The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2000 and 1999, these amounts have been discounted at 5.2% and 6.3%, respectively, (assumed risk free rate), based upon the actuarially determined estimated timing of payments to be made in future years.
      Discounting resulted in reducing the accrual for public liability and property damage by $3,266,000 and $6,434,000 at December 31, 2000 and 1999, respectively. Estimated payments of public liability and property damage as of December 31, 2000 are as follows (in thousands):

      2001                                                             $ 19,994
      2002                                                                6,242
      2003                                                                3,736
      2004                                                                2,385
      2005                                                                1,675
      Thereafter                                                          4,603
                                                                       --------
      Aggregate undiscounted public liability and property damage        38,635
      Effect of discounting                                              (3,266)
                                                                       --------

                                                                       $ 35,369
                                                                       ========

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

      Other

      The Company is party to a data processing services agreement which requires monthly payments totaling $4,420,000 (2001), $4,535,000 (2002), and $564,000 (2003). Additionally, the Company has a telecommunications contract which requires annual payments of $5,100,000 through 2004 and an agreement to outsource services pertaining to the development and support of a reservation system which requires annual payments of $1,400,000 through 2002.

      In addition to the letters of credit described in Note 8, the Company had letters of credit and guarantee obligations totaling $2,625,000 and $1,964,000, at December 31, 2000 and 1999, respectively.

      At December 31, 2000, the Company had outstanding vehicle purchase commitments of approximately $1,597,871,000.

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

      Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                             Year Ended December 31,
                                 -----------------------------------------------
                                      2000             1999             1998
                                                  (In Thousands)
      Revenues:
         United States            $ 1,035,472      $   953,509      $   857,330
         Other foreign countries       47,971           45,243           41,636
                                  -----------      -----------      -----------

                                  $ 1,083,443      $   998,752      $   898,966
                                  ===========      ===========      ===========

      Long-lived assets:
         United States            $   267,489      $   244,673      $   243,854
         Other foreign countries        3,561            2,895            1,457
                                  -----------      -----------      -----------

                                  $   271,050      $   247,568      $   245,311
                                  ===========      ===========      ===========


      Revenues are attributed to geographic regions based on the location of the
      transaction.   Long-lived   assets  include  property  and  equipment  and
      intangible assets.

      Information by industry segment is set forth below:


      Year Ended
      December 31, 2000                                    Dollar           Thrifty            Other        Consolidated
      -------------------------------------------------------------------------------------------------------------------
                                                                                (In Thousands)
      Revenues from external customers                  $   823,854       $   259,084       $       505       $ 1,083,443
      Interest expense, net (a)                              62,116            35,585                 2            97,703
      Depreciation and amortization, net                    223,224           109,024               815           333,063
      Income before income taxes                            103,024            33,452                 -           136,476

      Segment assets                                    $ 1,325,775       $   688,048       $    86,551       $ 2,100,374
      Expenditures for segment assets                   $ 1,589,073       $   974,625       $       978       $ 2,564,676




      Year Ended
      December 31, 1999                                    Dollar           Thrifty            Other        Consolidated
      -------------------------------------------------------------------------------------------------------------------
                                                                                  (In Thousands)

      Revenues from external customers                  $   735,011       $   262,978       $       763       $   998,752
      Interest expense, net (a)                              59,166            35,325               623            95,114
      Depreciation and amortization, net                    206,048           114,844             1,489           322,381
      Income before income taxes                             79,020            27,540                 -           106,560

      Segment assets                                    $ 1,270,620       $   667,161       $   233,872       $ 2,171,653
      Expenditures for segment assets                   $ 1,541,803       $   886,500       $       702       $ 2,429,005



      Year Ended
      December 31, 1998                                    Dollar           Thrifty            Other        Consolidated
      -------------------------------------------------------------------------------------------------------------------
                                                                                (In Thousands)

      Revenues from external customers                  $   660,122       $   237,919       $       925       $   898,966
      Interest expense, net (a)                              54,767            33,195               764            88,726
      Depreciation and amortization, net                    193,366           111,171             1,521           306,058
      Income before income taxes                             50,055            18,839                 -            68,894

      Segment assets                                    $ 1,137,405       $   628,409       $    99,486       $ 1,865,300
      Expenditures for segment assets                   $ 1,294,845       $   812,236       $     2,285       $ 2,109,366


      (a) Management primarily uses net interest, not the gross interest revenue and expense amounts, in assessing segment performance.

16.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      A summary of the quarterly operating results during 2000 and 1999 follows:

                                                                         Income                          Basic     Diluted
                                                      Operating          Before                         Earnings   Earnings
                                      Revenues          Income        Income Taxes      Net Income      Per Share  Per Share
                                    ----------------------------------------------------------------------------------------
                                                             (In Thousands Except Per Share Amounts)


      2000
        First quarter               $   234,423      $    42,701      $    20,636      $    11,312        $ 0.47     $ 0.46
        Second quarter                  286,723           69,929           43,785           24,761          1.02       1.01
        Third quarter                   322,910           91,935           61,065           35,964          1.49       1.46
        Fourth quarter                  239,387           35,555           10,990            5,972          0.25       0.24
                                    -----------      -----------      -----------      -----------        ------     ------
                  Total year        $ 1,083,443      $   240,120      $   136,476      $    78,009        $ 3.23     $ 3.18
                                    ===========      ===========      ===========      ===========        ======     ======

      1999
        First quarter               $   211,551      $    32,000      $    10,609      $     5,397        $ 0.22     $ 0.22
        Second quarter                  259,350           56,568           30,494           16,988          0.70       0.69
        Third quarter                   299,356           80,967           52,036           30,210          1.25       1.23
        Fourth quarter                  228,495           37,981           13,421            6,991          0.29       0.28
                                    -----------      -----------      -----------      -----------        ------     ------
                  Total year        $   998,752      $   207,516      $   106,560      $    59,586        $ 2.47     $ 2.43
                                    ===========      ===========      ===========      ===========        ======     ======


      Operating income in the table above represents pre-tax income before interest and amortization of costs in excess of net assets acquired.

17.   SUBSEQUENT EVENTS

      The Commercial Paper Program was renewed for another 364-day period effective February 28, 2001, at a maximum size of $800 million backed by a renewal of the Liquidity Facility which increased to $715 million.

      RCFC is in the process of finalizing a Private Placement Memorandum to offer $350 million of asset backed notes (the "2001 Series notes") during March 2001 to replace existing asset backed notes which mature over the next five years.

                                     ******


SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2000, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------


                                                   Balance at        Additions                          Balance at
                                                   Beginning         Charged to                           End of
                                                    of Year            Income          Deductions          Year
                                                                            (In Thousands)
2000

Allowance for doubtful accounts                    $  17,768         $  11,925         $  (4,265)        $  25,428
                                                   =========         =========         =========         =========

Public liability and property damage               $  58,783         $  (2,770)        $ (20,644)        $  35,369
                                                   =========         =========         =========         =========

1999

Allowance for doubtful accounts                    $  14,910         $   9,682         $  (6,824)        $  17,768
                                                   =========         =========         =========         =========

Public liability and property damage               $  77,619         $   4,710         $ (23,546)        $  58,783
                                                   =========         =========         =========         =========

1998

Allowance for doubtful accounts                    $  12,745         $   6,891         $  (4,726)        $  14,910
                                                   =========         =========         =========         =========

Public liability and property damage               $  75,687         $  44,528         $ (42,596)        $  77,619
                                                   =========         =========         =========         =========


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2000 and 1999.

                                    PART III
                                    --------

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the information appearing under the captions "Biographical Information Regarding Director Nominees and Named Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

         Reference is made to the information appearing under the captions "Meetings, Committees and Compensation of the Board of Directors - Compensation," "Meetings, Committees and Compensation of the Board of Directors
- Certain Understandings," and "Executive Compensation" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners, Director Nominees and Executive Officers" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2000, and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the information appearing under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2000, and is incorporated herein by reference.

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

                (2) FINANCIAL STATEMENT SCHEDULES. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2000, 1999 and 1998 is set forth under Part II - Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

                (3)  INDEX OF EXHIBITS


  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

      1.1 Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      1.2 Form of Subscription Agreement, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      3.1 Certificate of Incorporation of the Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      3.2 By-Laws of the Company, as amended, which became effective July 22,1999, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended June 30, 1999, filed August 12, 1999*

      4.1 Form of Certificate of Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.2 Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.3         Series  1995-1  Supplement  to  Base  Indenture  dated  as  of
                  December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.4 Master Motor Vehicle Lease and Servicing Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.5 Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.6 Form of Revolving Credit Agreement among the Company, Dollar, Thrifty and the Institutions named therein, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.7 Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.8 Form of Master Motor Vehicle Lease and Servicing Agreement among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.9 Commitment Letter dated November 19, 1997, among Credit Suisse First Boston, The Chase Manhattan Bank, Chase Securities Inc., Dollar, Thrifty and the Company regarding a $230,000,000 Revolving Credit Facility and a $545,000,000 Commercial Paper Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      4.10 Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among the Company, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.11 Chrysler Support Letter of Credit and Reimbursement Agreement dated as of December 23, 1997 among DaimlerChrysler, Dollar, Thrifty, the Company, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.12 Series 1998-1 Supplement to Base Indenture dated as of March 4, 1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.13 Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among the Company, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.14 Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.15 Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.16 Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.17 Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.18 Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., the Company, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed March 16, 1998*

      4.19 Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between the Company and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with the Company's Form 8-K, filed July 24, 1998*

      4.20 Supplement No. 2 to Series 1998-1 Supplement to Base Indenture dated March 4, 1999, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.21 Extension of Scheduled Liquidity Commitment Termination Date dated March 4, 1999, among Dollar Thrifty Funding Corp., various Liquidity Lenders and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.22 Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.23 Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., the Company, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.24 Enhancement Letter of Credit Application and Agreement dated April 29, 1999, among Dollar, Thrifty, the Company, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 8-K, filed May 18, 1999*

      4.25 Supplement No. 4 to Series 1998-1 Supplement dated as of February 18, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company, Credit Suisse First Boston and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

      4.26 Extension Agreement dated as of February 18, 2000, among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

      4.27 Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000, among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

      4.28 Supplement No. 5 to Series 1998-1 Supplement to Base Indenture dated July 17, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

      4.29 Amended and Restated Credit Agreement dated as of August 3, 2000, among the Company, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

      4.30 Amendment Agreement dated as of August 3, 2000, among the Company, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

      4.31 Supplement No. 6 to Series 1998-1 Supplement to Base Indenture dated August 31, 2000, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

      4.32        Amendment No. 2  to  Master  Motor Vehicle Lease and Servicing
                  Agreement dated  as  of  November  9, 2000  among  Rental  Car
                  Finance  Corp.,  Dollar,  Thrifty  and the Company**

      4.33 Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and the Company**

      4.34 Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company**

      4.35 Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., the Company, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent**

      4.36 Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, the Company, Rental Car Finance Corp. and Credit Suisse First Boston**

      5 Opinion of Debevoise & Plimpton regarding legality of the Common Stock, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

      5.1 Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999***

      5.2 Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-50800, filed November 28, 2000***

      10.1 Vehicle Supply Agreement between DaimlerChrysler and Dollar, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.2 Amended and Restated Vehicle Supply Agreement between DaimlerChrysler and Thrifty, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.3 Employment Continuation Agreement between the Company and Joseph E. Cappy dated September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

      10.4 Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

      10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, dated as of December 5, 1998, by and among the Company, Thrifty, Dollar and Bank of Oklahoma, N.A., filed as the same numbered exhibit with the Company's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999*

      10.6 Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.7), filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-89189, filed October 15, 1999*

      10.7 Adoption Agreement #005 Nonstandardized Code Section 401(k) Profit Sharing Plan of Dollar Thrifty Automotive Group, as amended, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-89189, filed October 15, 1999*

      10.8 Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.9 Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.10 Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.11 Tax Sharing and Disaffiliation Agreement between DaimlerChrysler and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.12 Form of Indemnification Agreement between the Company and DaimlerChrysler, filed as the same numbered exhibit with the Company's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

      10.13 Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999*

      10.14 Amendment to Deferred Compensation Plan dated as of September 29, 1998, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-33144, filed March 23, 2000*

      10.15 Second Amendment to Deferred Compensation Plan dated as of September 23, 1999, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-33144, filed March 23, 2000*

      10.16 Third Amendment to Deferred Compensation Plan dated as of January 14, 2000, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-33144, filed March 23, 2000*

      10.17 First Amendment to Retirement Plan dated as of September 23, 1999, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-33146, filed March 23, 2000*

      10.18 Second Amendment to Retirement Plan dated as of January 14, 2000, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-33146, filed March 23, 2000*

      10.19 Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000*

      10.20 Vehicle Supply Agreement between DaimlerChrysler Motors Corporation and Dollar Thrifty Automotive Group, Inc. executed June 26, 2000, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000*

      10.21       [ Reserved ]

      10.22 Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with the Company's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

      15.1 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-79603, filed May 28, 1999***

      15.2 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-89189, filed October 15, 1999***

      15.3 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-50800, filed November 28, 2000***

      21          Subsidiaries of the Company**

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

      23.7 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with the Company's Form 10-K for the fiscal year ended December 31, 1999, filed March 22, 2000*

      23.8        Consent of Deloitte & Touche LLP,  filed as the same  numbered
                  exhibit   with  the  Company's   Form  S-8,  Registration  No.
                  333-33144, filed March 23, 2000*

      23.9        Consent of Deloitte & Touche LLP,  filed as the same  numbered
                  exhibit  with   the  Company's  Form  S-8,  Registration   No.
                  333-33146, filed March 23, 2000*

      23.10 Consent of Deloitte & Touche LLP, filed as exhibit 23.8 with the Company's Form 11-K, filed June 28, 2000*

      23.11 Consent of Deloitte & Touche LLP, filed as exhibit 23.9 with the Company's Form 11-K/A, filed October 16, 2000*

      23.12       Consent of Deloitte & Touche LLP,  filed as the same  numbered
                  exhibit  with   the  Company's   Form  S-8,  Registration  No.
                  333-50800, filed November 28, 2000*

      23.13 Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.2), filed as the same numbered exhibit with the Company's Form S-8, Registration No. 333-50800, filed November 28, 2000*

      23.14 Consent of Deloitte & Touche LLP regarding Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800**

---------

*               Incorporated by reference
**              Filed herewith
***             Not incorporated by reference in this report



(b) No report on Form 8-K was filed by the Company during or applicable to the quarter ended December 31, 2000.

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


Date:    March 13, 2001        DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

                               By:     /s/  JOSEPH E. CAPPY
                                      --------------------------------
                               Name:   Joseph E. Cappy
                               Title:  President and Principal Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


NAME                           TITLE                             DATE
----                           -----                             ----

/s/ JOSEPH E. CAPPY            Chairman of the Board             March 13, 2001
------------------------       Chief Executive Officer
Joseph E. Cappy                President and Director

/s/ STEVEN B. HILDEBRAND       Executive Vice President          March 13, 2001
------------------------       Principal Financial Officer
Steven B. Hildebrand           Principal Accounting Officer

/s/ MOLLY S. BOREN             Director                          March 13, 2001
------------------------
Molly S. Boren

/s/ THOMAS P. CAPO             Director                          March 13, 2001
------------------------
Thomas P. Capo

/s/ EDWARD J. HOGAN            Director                          March 13, 2001
------------------------
Edward J. Hogan

/s/ MARYANN N. KELLER          Director                          March 13, 2001
------------------------
Maryann N. Keller

/s/ EDWARD C. LUMLEY           Director                          March 13, 2001
------------------------
Edward C. Lumley

/s/ JOHN C. POPE               Director                          March 13, 2001
------------------------
John C. Pope

/s/ JOHN P. TIERNEY            Director                          March 13, 2001
------------------------
John P. Tierney

/s/ EDWARD L. WAX              Director                          March 13, 2001
------------------------
Edward L. Wax

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NUMBER                         DESCRIPTION
--------------                         -----------

4.32 Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and the Company

4.33 Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and the Company

4.34 Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company

4.35 Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., the Company, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent

4.36 Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, the Company, Rental Car Finance Corp. and Credit Suisse First Boston

21              Subsidiaries of the Company

23.14 Consent of Deloitte & Touche LLP regarding Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800