Form 10-Q
period 2001-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2001-05-11
CIK 1049108

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

               For the quarterly period ended March 31, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

     The number of shares outstanding of the registrant's Common Stock as of April 30, 2001 was 24,237,130.


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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................17

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.........................................18

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................18

SIGNATURES....................................................................20




                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.           FINANCIAL STATEMENTS
                  --------------------


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, except for Note 17, as to which the date is February 28, 2001, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
April 24, 2001

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                            Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                             (Unaudited)

                                                        2001            2000
                                                    ------------    ------------
REVENUES:
  Vehicle rentals                                     $ 190,777       $ 174,863
  Vehicle leasing                                        36,577          43,286
  Fees and services                                      12,873          14,151
  Other                                                   3,634           2,123
                                                    ------------    ------------
       Total revenues                                   243,861         234,423
                                                    ------------    ------------

COSTS AND EXPENSES:
  Direct vehicle and operating                           84,181          71,799
  Vehicle depreciation and lease charges, net            76,029          73,726
  Selling, general and administrative                    45,466          46,197
  Interest expense, net of interest income               19,626          20,619
  Amortization of cost in excess of net
    assets acquired                                       1,544           1,446
                                                    ------------    ------------
       Total costs and expenses                         226,846         213,787
                                                    ------------    ------------

INCOME BEFORE INCOME TAXES                               17,015          20,636

INCOME TAX EXPENSE                                        7,806           9,324
                                                    ------------    ------------

NET INCOME                                            $   9,209       $  11,312
                                                    ============    ============


EARNINGS PER SHARE:
  Basic                                               $    0.38       $    0.47
                                                    ============    ============

  Diluted                                             $    0.38       $    0.46
                                                    ============    ============


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                      March 31,     December 31,
                                                        2001           2000
                                                   -------------   -------------
                                                    (Unaudited)
ASSETS:
Cash and cash equivalents                           $    79,034     $    38,493
Restricted cash and investments                          35,925          30,760
Receivables, net                                        139,369         182,689
Prepaid expenses and other assets                        67,297          54,994
Revenue-earning vehicles, net                         1,817,271       1,522,388
Property and equipment, net                              91,958          90,976
Intangible assets, net                                  180,402         180,074
                                                   -------------   -------------
                                                    $ 2,411,256     $ 2,100,374
                                                   =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                    $    76,017     $    50,455
Accrued liabilities                                     114,932         118,562
Income taxes payable                                      5,737               -
Deferred income tax liability                            15,189          13,828
Public liability and property damage                     29,931          35,369
Debt and other obligations                            1,709,486       1,424,021
                                                   -------------   -------------
              Total liabilities                       1,951,292       1,642,235
                                                   -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares;
   none outstanding                                           -              -
Common stock, $.01 par value:
  Authorized 50,000,000 shares;
   issued and outstanding 24,211,791
   and 24,191,893, respectively                             242             242
Additional capital                                      707,367         710,320
Accumulated deficit                                    (242,246)       (251,455)
Accumulated other comprehensive loss                     (5,399)           (968)
                                                   -------------   -------------
              Total stockholders' equity                459,964         458,139
                                                   -------------   -------------
                                                    $ 2,411,256     $ 2,100,374
                                                   =============   =============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            Three Months
                                                           Ended March 31,
                                                    ----------------------------
                                                            (Unaudited)

                                                         2001          2000
                                                     ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $   144,578    $   119,119
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                             (921,452)      (820,464)
  Proceeds from sales                                    546,597        536,760
Restricted cash and investments, net                      (5,165)       116,183
Property, equipment and software:
  Purchases                                               (5,947)        (4,695)
  Proceeds from sale                                         483            232
Acquisition of businesses, net of cash acquired                -         (2,681)
                                                     ------------   ------------
         Net cash used in investing activities          (385,484)      (174,665)
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                             4,133,882        394,422
  Payments                                            (3,848,460)      (326,973)
Issuance of common shares                                    278             57
Financing issue costs                                     (4,253)             -
                                                     ------------   ------------
         Net cash provided by financing activities       281,447         67,506
                                                     ------------   ------------

CHANGE IN CASH AND CASH EQUIVALENTS                       40,541         11,960

CASH AND CASH EQUIVALENTS:
Beginning of period                                       38,493         77,500
                                                     ------------   ------------

End of period                                        $    79,034    $    89,460
                                                     ============   ============


SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Direct financing and sales-type lease receivables  $    10,962    $    10,748
                                                     ============   ============
  Deferred income on sales-type lease receivables    $        96    $         -
                                                     ============   ============
  Acquisition of licenses held for operations        $       422    $         -
                                                     ============   ============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
(Unaudited)


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

     The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 13, 2001 have been followed in preparing the accompanying consolidated financial statements.

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

     Certain reclassifications have been made in the three-month ended March 31, 2000 consolidated financial statements to conform to the classifications used in the three-month ended March 31, 2001.


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
     thousands):

                                                             Three Months
                                                            Ended March 31,
                                                      --------------------------
                                                         2001           2000
                                                      -----------    -----------

     Depreciation of revenue-earning vehicles, net     $  69,104      $  69,669
     Rents paid for vehicles leased                        6,925          4,057
                                                      -----------    -----------
                                                       $  76,029      $  73,726
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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                        Three Months
                                                       Ended March 31,
                                              --------------------------------
                                                   2001              2000
                                              -------------      -------------
     Net income                               $      9,209       $     11,312
                                              =============      =============
     Basic EPS:
        Weighted average common shares          24,081,599         24,160,574
                                              =============      =============
     Basic EPS                                $       0.38       $       0.47
                                              =============      =============


     Diluted EPS:
        Weighted average common shares          24,081,599         24,160,574

     Shares contingently issuable:
       Stock options                               257,531            174,614
       Performance awards                           62,500            202,230
       Shares held for compensation plans          121,083                  -
       Director compensation shares deferred        24,123             14,955
                                              -------------      -------------
     Shares applicable to diluted               24,546,836         24,552,373
                                              =============      =============
     Diluted EPS                              $       0.38       $       0.46
                                              =============      =============


     At March 31, 2001, options to purchase 1,095,751 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of March 31, 2001 and December 31, 2000 consist of the following (in thousands):

                                                    March 31,       December 31,
                                                      2001             2000
                                                  -------------    -------------

     Vehicle Debt and Obligations:

     Asset backed notes, net of discount           $ 1,437,479      $ 1,079,369
     Commercial paper, net of discount                 108,489          209,705
     Vehicle manufacturer line of credit                97,284           82,462
     Limited partner interest in limited partnership    52,211           45,688
     Other vehicle debt                                 14,023            6,797
                                                  -------------    -------------
           Total debt and other obligations        $ 1,709,486      $ 1,424,021
                                                  =============    =============


     On February 28, 2001, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $800 million backed by a renewal of the Liquidity Facility, which increased to $715 million.

     On March 6, 2001, Rental Car Finance Corp. (a special purpose financing subsidiary) issued $350 million of asset backed notes (the "2001 Series Notes") to replace maturing asset backed notes and provide for growth in the Group's fleet. The 2001 Series Notes are floating rate notes that have a term of five years. In conjunction with the issuance of the 2001 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to a fixed rate.

     On April 20, 2001, an additional bank entered into the asset backed Variable Funding Note Purchase Facility increasing the available financing from $150 million to $200 million.


5.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):

     For the Three Months
     Ended March 31, 2001             Dollar     Thrifty     Other      Total
     ----------------------------  -----------  ----------  --------  ----------

     Revenues                       $ 187,923    $ 55,844    $   94    $ 243,861
     Income before income taxes     $  14,233    $  2,782    $    -    $  17,015


     For the Three Months
     Ended March 31, 2000             Dollar     Thrifty     Other      Total
     ----------------------------   ----------  ----------  --------  ----------

     Revenues                       $ 179,354    $ 54,969    $  100    $ 234,423
     Income before income taxes     $  15,647    $  4,989    $    -    $  20,636

6.   DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments, which establish accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value of the derivative are either (a) offset by the change in fair value of the hedged asset or liability for a fair value hedge or (b) reported as a component of other comprehensive income (loss) in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs for a cash flow hedge.

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement ("Swap") to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. The Swap's value is reflected on the statement of financial position as a liability and the related loss is recorded in comprehensive income (Note 7). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. For the three-month period ended March 31, 2001, the cumulative net loss on the Swap that was reflected on the consolidated income statement was immaterial. The Company is unable to reasonably estimate the net amount of the existing deferred loss at March 31, 2001 that is expected to be reclassified into earnings within the next twelve months.


7.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):

                                                          Three Months
                                                         Ended March 31,
                                                --------------------------------
                                                    2001                2000
                                                ------------        ------------

     Net income                                  $    9,209          $   11,312
     Interest rate swap adjustment                   (4,023)                  -
     Foreign currency translation adjustment           (408)                (24)
                                                ------------        ------------
     Comprehensive income                        $    4,778          $   11,288
                                                ============        ============


8.   CONTINGENCIES

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


Results of Operations

     The following table sets forth the percentage of total revenues in the Group's consolidated statements of income:


                                                          Three Months
                                                         Ended March 31,
                                                 -------------------------------
                                                     (Percentage of Revenue)

                                                     2001             2000
                                                 --------------   --------------
Revenues:
  Vehicle rentals                                        78.2%            74.6%
  Vehicle leasing                                        15.0%            18.5%
  Fees and services                                       5.3%             6.0%
  Other                                                   1.5%             0.9%
                                                 --------------   --------------
        Total revenues                                  100.0%           100.0%
                                                 --------------   --------------

Costs and expenses:
  Direct vehicle and operating                           34.5%            30.6%
  Vehicle depreciation and lease charges, net            31.2%            31.4%
  Selling, general and administrative                    18.6%            19.7%
  Interest expense, net of interest income                8.1%             8.8%
  Amortization of cost in excess of net
    assets acquired                                       0.6%             0.7%
                                                 --------------   --------------
        Total costs and expenses                         93.0%            91.2%
                                                 --------------   --------------
Income before income taxes                                7.0%             8.8%

Income tax expense                                        3.2%             4.0%
                                                 --------------   --------------
Net income                                                3.8%             4.8%
                                                 ==============   ==============

The Group's two major sources of revenue are as follows:

                                                         Three Months
                                                       Ended March 31,
                                             -----------------------------------
                                                       (In Thousands)

                                                   2001               2000
                                             ----------------    ---------------

Vehicle rental revenue:
  Dollar                                        $    179,134        $   168,251
  Thrifty                                             11,643              6,612
                                             ----------------    ---------------
                                                $    190,777        $   174,863
                                             ================    ===============

Vehicle leasing revenue:
  Dollar                                        $      4,146        $     5,144
  Thrifty                                             32,431             38,142
                                             ----------------    ---------------
                                                $     36,577        $    43,286
                                             ================    ===============


The following table sets forth certain selected operating data of the Group:


                                                        Three Months
                                                       Ended March 31,
                                              ----------------------------------

U.S. and Canada                                    2001               2000
                                              ---------------    ---------------

Vehicle Rental Data:
(Company-Owned Stores)

Average number of vehicles operated                   64,631             56,720
Number of rental days                              4,925,801          4,366,460
Average revenue per day                           $    38.73         $    40.05
Monthly average revenue per vehicle               $      984         $    1,028


Vehicle Leasing Data:

Average number of vehicles leased                     26,764             31,370
Monthly average revenue per vehicle               $      456         $      460

     Three Months Ended March 31, 2001 Compared with Three Months Ended March 31, 2000

     Revenues

     Total revenues for the quarter ended March 31, 2001 increased $9.4 million, or 4.0%, to $243.9 million compared to the first quarter of 2000. The growth in total revenue was primarily due to a 9.1% increase in vehicle rental revenue partially offset by a decline in vehicle leasing revenue of 15.5% and a decline in fees and services revenue of 9.0%.

     The Group's vehicle rental revenue for the first quarter of 2001 was $190.8 million, a $15.9 million increase (a $10.9 million increase at Dollar and a $5.0 million increase at Thrifty) from the first quarter of 2000. The growth in vehicle rental revenue at Dollar was the result of an increase of 9.7% in rental days partially offset by a 3.0% decrease in revenue per day. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $7.0 million in the first quarter of 2001. Thrifty's increase was due to growth in the Canadian business and the addition of U.S. markets previously operated by franchisees.

     Vehicle leasing revenue for the first quarter of 2001 was $36.6 million, a $6.7 million, or 15.5% decline (a $1.0 million decrease at Dollar and a $5.7 million decrease at Thrifty) from the first quarter of 2000. This decline in vehicle leasing revenue at Thrifty is due primarily to a 13.7% decline in the average lease fleet due to the shift of locations from franchised operations to corporate operations combined with a 1.3% decline in lease rate.

     Fees and services revenue decreased 9.0% to $12.9 million as compared to the first quarter of 2000 due primarily to the shift of locations from franchised operations to corporate operations.

     Expenses

     Total expenses increased 6.1% from $213.8 million in the first quarter of 2000 to $226.8 million in the first quarter of 2001. This increase was due primarily to a $10.0 million, or 6.1% increase at Dollar and a $3.1 million, or 6.2% increase at Thrifty. Total expenses as a percentage of revenue increased to 93.0% in the first quarter of 2001 from 91.2% in the first quarter of 2000.

     Direct vehicle and operating expenses for the first quarter of 2001 increased $12.4 million, or 17.2%, over the 2000 first quarter, comprised of a $7.9 million increase at Dollar and a $4.5 million increase at Thrifty. The higher costs related primarily to the operation of locations as company owned stores that were previously franchised and to costs related to higher rental volumes, including personnel, insurance, facility and vehicle related costs.

     Net vehicle depreciation expense and lease charges increased $2.3 million, or 3.1%, in the first quarter of 2001 as compared to the first quarter of 2000, consisting of a $4.3 million increase at Dollar offset by a $2.0 million decrease at Thrifty. Lease charges, for vehicles leased from third parties, increased $2.9 million due to an increase in the number of vehicles leased during the first quarter of 2001. Vehicle depreciation expense decreased $1.0 million, or 1.4%, due to a 1.1% decrease in depreciable fleet and a 0.2% decrease in the average depreciation rate. Net vehicle gains on the disposal of non-program vehicles were $3.8 million for the first quarter of 2001 and $4.2 million for the first quarter of 2000.

     Selling, general and administrative expenses of $45.5 million for the first quarter of 2001 decreased 1.6% from $46.2 million in the first quarter of 2000 comprised of a $1.7 million decrease at Dollar and a $1.0 million increase at Thrifty. The decrease was due primarily to lower personnel related costs and lower sales and marketing costs partially offset by an increase in the cost of franchise sales at Thrifty.

     Net interest expense decreased $1.0 million, or 4.8% to $19.6 million primarily due to lower interest rates and lower average vehicle debt in the first quarter of 2001 as compared to the first quarter of 2000.

     The effective tax rate for the first quarter of 2001 was 45.9%. This tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded. The increase in the effective rate as compared to the first quarter of 2000 was due to a change in the relationship between permanent differences and Canadian operations to income before income taxes.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     Income before income taxes decreased $3.6 million, or 17.5% to $17.0 million for the first quarter of 2001. This decline was due to a $1.4 million decrease at Dollar and a $2.2 million decrease at Thrifty.


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


Liquidity and Capital Resources

     The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the three months ended March 31, 2001, cash provided by operating activities was $144.6 million.

     Cash used in investing activities was $385.5 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $921.5 million ($620.8 million at Dollar and $300.7 million at Thrifty) which was partially offset by $546.6 million ($317.8 million at Dollar and $228.8 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments increased $5.2 million for the three months ended March 31, 2001. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses described under the section discussing asset backed notes. The Group also used cash for the purchase of non-vehicle capital expenditures of $5.9 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems.

     The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2001, the insurance companies had issued approximately $78.5 million in bonds to secure these obligations.

     Asset Backed Notes

     The asset backed note program at March 31, 2001 was comprised of $1.44 billion in asset backed notes with maturities ranging from 2001 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.25 billion, which includes the effect of the interest rate swap on the 2001 Series Notes of $350 million, bear interest at fixed rates ranging from 5.90% to 7.10%. Asset backed notes totaling $187.4 million that bear interest at floating rates are comprised of $150 million that bears interest at market-dictated commercial paper rates and the remaining $37.4 million, which is subject to interest rates ranging from LIBOR plus .95% to LIBOR plus 1.25%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $32.6 million at March 31, 2001.

     Commercial Paper Program and Liquidity Facility

     Effective February 28, 2001, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $800 million, backed by a renewal of the Liquidity Facility, which was increased to $715 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 2001, the Group had $108.5 million in commercial paper outstanding.

     Vehicle Manufacturer Line of Credit

     At March 31, 2001, vehicle manufacturer line of credit included borrowings of $97.3 million, which bears interest at rates based on commercial paper rates and are renewable annually. This line of credit is collateralized by the related vehicles.

     Limited Partner Interest in Limited Partnership

     Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program ( the "Partnership") which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through an unrelated bank commercial paper conduit (the "Limited Partner"). Proceeds attained by funding of the Partnership that are temporarily unutilized for financing vehicles are maintained in restricted cash and investment accounts, which were approximately US$2.7 million at March 31, 2001.

     TCL, as General Partner, is allocated a portion of the partnership net income after distribution of the income share to the Limited Partner. The Limited Partner's income share amounted to US$696,000 for the three months ended March 31, 2001, which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accompanying consolidated statements include the accounts of the Partnership.

     At March 31, 2001, TCL had US$3.5 million outstanding under a revolving line of credit, which is included in other vehicle debt in Note 4 of the Notes to Consolidated Financial Statements. The line of credit supports TCL's investment in the partnership.

     Other Vehicle Debt

     At March 31, 2001, other vehicle debt included borrowings of $8.2 million under a $20 million revolving line of credit from a bank which bears interest at rates based on commercial paper rates and is collateralized by the vehicles financed under the facility. Also included in other vehicle debt are borrowings of $2.3 million which are collateralized by shuttle buses.

    Revolving Credit Facility

     The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $53.6 million and no working capital borrowings at March 31, 2001.

     DaimlerChrysler Credit Support

     DaimlerChrysler Corporation ("DaimlerChrysler") currently provides $17.1 million of credit support for the Group's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit amount declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.


New Accounting Standards

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. At January 1, 2001, the Company had no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Company's consolidated financial statements upon adoption.
However, during March 2001, the Company entered into an interest rate swap agreement, which qualified for hedge accounting treatment under SFAS No. 133.


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                  ----------------------------------------------------------

     The following information about the Group's market sensitive financial instruments constitutes a "forward-looking" statement. The Group's primary market risk exposure is changing interest rates, primarily in the United States. The Group's policy is to manage interest rates through use of a combination of fixed and floating rate debt and the interest rate swap agreement. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Group's debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.

     At March 31, 2001, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 2000, which is included under Item 7A of the Company's most recent Form 10-K, except for the derivative financial instrument noted in Note 6 to the consolidated financial statements.

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


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

[a]      Index of Exhibits
         -----------------

         Exhibit 4.37 Supplement No. 7 to Series 1998-1 Supplement dated as of February 28, 2001, among Rental Car Finance Corp., Dollar, Thrifty, the Company, Bankers Trust Company and Credit Suisse First Boston.

         Exhibit 4.38 Extension Agreement dated as of February 28, 2001, among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston.

         Exhibit 4.39 Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001, among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston.

         Exhibit 4.40 Amendment No. 2 to Series 1998-1 Supplement dated as of February 28, 2001, between Rental Car Finance Corp. and Bankers Trust Company.

         Exhibit 4.41 Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001, between Rental Car Finance Corp. and Bankers Trust Company.

         Exhibit 4.42 Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001, among the Company, Dollar, Thrifty and Rental Car Finance Corp.

         Exhibit 4.43 Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001, among the Company, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company.

         Exhibit 4.44 Note Purchase Agreement dated as of March 6, 2001, among Rental Car Finance Corp., the Company, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon
                           Smith Barney and Credit Suisse First Boston Corporation.

         Exhibit 4.45 Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001, among Dollar, Thrifty, the Company, Rental Car Finance Corp. and Credit Suisse First Boston.

         Exhibit 10.21 First Amendment to Employment Continuation Plan for Key Employees, which became effective January 24, 2001.

         Exhibit 15.14 Letter from Deloitte & Touche LLP regarding interim financial information.

[b]      Reports on Form 8-K
         -------------------

     No report on Form 8-K was filed by the Company during or applicable to the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 11, 2001.

                          DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                          By:      /s/ JOSEPH E. CAPPY
                                   ------------------------------------------
                          Name:    Joseph E. Cappy
                          Title:   President and Principal Executive Officer


                          By:      /s/ STEVEN B. HILDEBRAND
                                   ------------------------------------------
                          Name:    Steven B. Hildebrand
                          Title:   Executive Vice President, Principal Financial
                                   Officer and Principal Accounting Officer