Form 10-Q
period 2001-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2001-08-13
CIK 1049108

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

                  For the quarterly period ended June 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

         The number of shares outstanding of the registrant's Common Stock as of July 31, 2001 was 24,293,859.



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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................19

PART II - OTHER INFORMATION...................................................19

         ITEM 1.    LEGAL PROCEEDINGS.........................................19

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......20

         ITEM 5.    OTHER INFORMATION.........................................20

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................21

SIGNATURES....................................................................22




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

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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



Tulsa, Oklahoma
July 19, 2001

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
-----------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                    Three Months               Six Months
                                                   Ended June 30,            Ended June 30,
                                                ---------------------     ---------------------
                                                                  (Unaudited)

                                                  2001         2000         2001         2000
                                                --------     --------     --------     --------
REVENUES:
  Vehicle rentals                               $217,423     $213,146     $408,200     $388,009
  Vehicle leasing                                 44,855       54,746       81,432       98,032
  Fees and services                               15,094       15,891       27,967       30,042
  Other                                            3,603        2,940        7,237        5,063
                                                --------     --------     --------     --------
          Total revenues                         280,975      286,723      524,836      521,146
                                                --------     --------     --------     --------

COSTS AND EXPENSES:
  Direct vehicle and operating                    94,332       82,357      178,513      154,156
  Vehicle depreciation and lease charges, net     96,166       83,943      172,195      157,669
  Selling, general and administrative             43,541       50,494       89,007       96,691
  Interest expense, net of interest income        23,544       24,682       43,170       45,301
  Amortization of cost in excess of net
    assets acquired                                1,545        1,462        3,089        2,908
                                                --------    ---------     --------     --------
          Total costs and expenses               259,128      242,938      485,974      456,725
                                                --------    ---------     --------     --------

INCOME BEFORE INCOME TAXES                        21,847       43,785       38,862       64,421

INCOME TAX EXPENSE                                 9,430       19,024       17,236       28,348
                                                --------     --------     --------     --------

NET INCOME                                      $ 12,417     $ 24,761     $ 21,626     $ 36,073
                                                ========     ========     ========     ========


EARNINGS PER SHARE:
  Basic                                         $   0.52     $   1.02     $   0.90     $   1.49
                                                ========     ========     ========     ========

  Diluted                                       $   0.50     $   1.01     $   0.88     $   1.47
                                                ========     ========     ========     ========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
-----------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                         June 30,      December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                        (Unaudited)
ASSETS:
Cash and cash equivalents                              $   102,382     $    38,493
Restricted cash and investments                             40,220          30,760
Receivables, net                                           174,258         182,689
Prepaid expenses and other assets                           69,584          54,994
Revenue-earning vehicles, net                            2,281,954       1,522,388
Property and equipment, net                                 97,983          90,976
Intangible assets, net                                     180,754         180,074
                                                       ------------    ------------
                                                       $ 2,947,135     $ 2,100,374
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                       $    91,362     $    50,455
Accrued liabilities                                        133,723         118,562
Income taxes payable                                         1,438               -
Deferred income tax liability                               22,869          13,828
Public liability and property damage                        27,509          35,369
Debt and other obligations                               2,191,424       1,424,021
                                                       ------------    ------------
          Total liabilities                              2,468,325       1,642,235
                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                 -               -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,293,259 and 24,191,893, respectively                    243             242
Additional capital                                         708,862         710,320
Accumulated deficit                                       (229,829)       (251,455)
Accumulated other comprehensive loss                          (466)           (968)
                                                       ------------    ------------
          Total stockholders' equity                       478,810         458,139
                                                       ------------    ------------
                                                       $ 2,947,135     $ 2,100,374
                                                       ============    ============


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------
(In Thousands)

                                                              Six Months
                                                            Ended June 30,
                                                    ----------------------------
                                                            (Unaudited)

                                                        2001            2000
                                                    ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES           $   271,115    $    251,200
                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                          (2,044,069)     (1,704,262)
  Proceeds from sales                                 1,098,851         960,544
Restricted cash and investments, net                     (9,460)        105,762
Property, equipment and software:
  Purchases                                             (17,031)        (10,326)
  Proceeds from sale                                        483             232
Acquisition of businesses, net of cash acquired               -          (2,681)
                                                    ------------    ------------

          Net cash used in investing activities        (971,226)       (650,731)
                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                            5,251,584       1,281,091
  Payments                                           (4,484,265)       (853,784)
Issuance of common shares                                 1,382              76
Financing issue costs                                    (4,701)         (1,047)
                                                    ------------    ------------

          Net cash provided by financing activities     764,000         426,336
                                                    ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                      63,889          26,805

CASH AND CASH EQUIVALENTS:
Beginning of period                                      38,493          77,500
                                                    ------------    ------------

End of period                                       $   102,382     $   104,305
                                                    ============    ============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

  Direct financing and sales-type lease receivables $    28,149     $    15,561
                                                    ============    ============
  Deferred income on sales-type lease receivables   $       198     $         -
                                                    ============    ============
  Acquisition of licenses held for operations       $       422     $         -
                                                    ============    ============

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 and 2000

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

     Certain reclassifications have been made in the three-month and six-month periods ended June 30, 2000 consolidated financial statements to conform to the classifications used in the three-month and six-month periods ended June 30, 2001 financial statements.


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease   charges  include  the  following  (in
     thousands):

                                          Three Months           Six Months
                                         Ended June 30,         Ended June 30,
                                       ------------------     ------------------
                                         2001      2000        2001       2000
                                       --------  --------     --------  --------

     Depreciation of revenue-earning
          vehicles, net                $ 88,598  $ 76,056     $157,702  $145,725
     Rents paid for vehicles leased       7,568     7,887       14,493    11,944
                                       --------  --------     --------  --------

                                       $ 96,166  $ 83,943     $172,195  $157,669
                                       ========  ========     ========  ========

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):



                                                     Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                              -------------------------    --------------------------

                                                 2001          2000           2001          2000
                                              -----------   -----------    -----------   -----------

     Net income                               $    12,417   $    24,761    $    21,626   $    36,073
                                              ===========   ===========    ===========   ===========

     Basic EPS:
       Weighted average common shares          24,079,634    24,163,020     24,080,306    24,161,797
                                              ===========   ===========    ===========   ===========

     Basic EPS                                $      0.52   $      1.02    $      0.90   $      1.49
                                              ===========   ===========    ===========   ===========

     Diluted EPS:
       Weighted average common shares          24,079,634    24,163,020     24,080,306    24,161,797

     Shares contingently issuable:
       Stock options                              515,406       187,991        391,789       181,376
       Performance awards                          37,533       202,230         37,533       202,230
       Shares held for compensation plans         168,311             -        145,132             -
       Director compensation shares deferred       29,128        17,382         26,639        16,141
                                              -----------   -----------    -----------   -----------

     Shares applicable to diluted              24,830,012    24,570,623     24,681,399    24,561,544
                                              ===========   ===========    ===========   ===========

     Diluted EPS                              $      0.50   $      1.01    $      0.88   $      1.47
                                              ===========   ===========    ===========   ===========




     At June 30, 2001 and 2000, options to purchase 42,900 and 1,568,617 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of June 30, 2001 and December 31, 2000 consist of the following (in thousands):

                                                       June 30,     December 31,
                                                         2001           2000
                                                     ------------   ------------

     Vehicle Debt and Obligations:

     Asset backed notes, net of discount             $ 1,399,635    $ 1,079,369
     Commercial paper, net of discount                   579,194        209,705
     Vehicle manufacturer line of credit                 110,726         82,462
     Limited partner interest in limited partnership      71,340         45,688
     Other vehicle debt                                   30,529          6,797
                                                     ------------   ------------
          Total debt and other obligations           $ 2,191,424    $ 1,424,021
                                                     ============   ============




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

5.   BUSINESS SEGMENTS

     The Company has two reportable segments, Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):

     For the Three Months
     Ended June 30, 2001           Dollar     Thrifty      Other        Total
     --------------------------  ----------  ----------  ----------  -----------

     Revenues                    $ 212,946   $  67,749   $     280   $  280,975
     Income before income taxes  $  17,893   $   3,970   $     (16)  $   21,847


     For the Three Months
     Ended June 30, 2000           Dollar     Thrifty      Other        Total
     -----------------------     ----------  ----------  ----------  -----------

     Revenues                    $ 218,283   $  68,243   $     197   $  286,723
     Income before income taxes  $  34,005   $   9,871   $     (91)  $   43,785

     For the Six Months
     Ended June 30, 2001           Dollar     Thrifty      Other        Total
     ----------------------      ----------  ----------  ----------  -----------

     Revenues                    $ 400,869   $ 123,593   $     374   $  524,836
     Income before income taxes  $  32,126   $   6,752   $     (16)  $   38,862


     For the Six Months
     Ended June 30, 2000          Dollar      Thrifty      Other        Total
     ----------------------      ---------- -----------  ----------  -----------

     Revenues                    $ 397,637   $ 123,212   $    297    $  521,146
     Income before income taxes  $  49,652   $  14,860   $    (91)   $   64,421



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

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement ("Swap") to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and continues to satisfy the criteria for hedge accounting. The Swap's value is reflected on the statement of financial position as a receivable and the related income is recorded in comprehensive income (Note
     7). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. For the three-month and six-month periods ended June 30, 2001, the cumulative income or loss on the Swap that was reflected on the consolidated income statement was immaterial. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at June 30, 2001 that is expected to be reclassified into earnings within the next twelve months.

7.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):


                                                 Three Months             Six Months
                                                Ended June 30,          Ended June 30,
                                             ---------------------   ---------------------

                                               2001        2000        2001        2000
                                             ---------   ---------   ---------   ---------

     Net income                              $ 12,417    $ 24,761    $ 21,626    $ 36,073

     Interest rate swap adjustment              4,644           -         621           -
     Foreign currency translation adjustment      289        (159)       (119)       (183)
                                             ---------   ---------   ---------   ---------

     Comprehensive income                    $ 17,350    $ 24,602    $ 22,128    $ 35,890
                                             =========   =========   =========   =========




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


Results of Operations

     The following table sets forth the percentage of total revenues in the Group's consolidated statements of income:

                                               Three Months        Six Months
                                              Ended June 30,     Ended June 30,
                                             ----------------   ----------------
                                                   (Percentage of Revenue)

                                              2001     2000      2001     2000
                                             -------  -------   -------  -------
Revenues:

  Vehicle rentals                              77.4%    74.3%    77.8%    74.5%
  Vehicle leasing                              16.0%    19.1%    15.5%    18.8%
  Fees and services                             5.4%     5.5%     5.3%     5.8%
  Other                                         1.2%     1.1%     1.4%     0.9%
                                             -------  -------   -------  -------
          Total revenues                      100.0%   100.0%   100.0%   100.0%
                                             -------  -------   -------  -------

Costs and expenses:
  Direct vehicle and operating                 33.6%    28.7%    34.0%    29.6%
  Vehicle depreciation and lease charges, net  34.2%    29.3%    32.8%    30.2%
  Selling, general and administrative          15.5%    17.6%    17.0%    18.6%
  Interest expense, net of interest income      8.4%     8.6%     8.2%     8.7%
  Amortization of cost in excess of net
    assets acquired                             0.5%     0.5%     0.6%     0.5%
                                             -------  -------   -------  -------
          Total costs and expenses             92.2%    84.7%    92.6%    87.6%
                                             -------  -------   -------  -------

Income before income taxes                      7.8%    15.3%     7.4%    12.4%

Income tax expense                              3.4%     6.7%     3.3%     5.5%
                                             -------  -------   -------  -------

Net income                                      4.4%     8.6%     4.1%     6.9%
                                             =======  =======   =======  =======

The Group's major sources of revenue are as follows:

                                  Three Months                 Six Months
                                 Ended June 30,              Ended June 30,
                            ------------------------    ------------------------
                                              (In Thousands)
                               2001         2000           2001          2000
                            ----------   ----------      ----------   ----------

Vehicle rental revenue:
  Dollar                    $ 201,965    $ 204,552       $ 381,099    $ 372,803
  Thrifty                      15,458        8,594          27,101       15,206
                            ----------   ----------      ----------   ----------
                            $ 217,423    $ 213,146       $ 408,200    $ 388,009
                            ==========   ==========      ==========   ==========

Vehicle leasing revenue:
   Dollar                   $   5,053    $   7,011       $   9,199    $  12,155
   Thrifty                     39,802       47,735          72,233       85,877
                            ----------   ----------      ----------   ----------
                            $  44,855    $  54,746       $  81,432    $  98,032
                            ==========   ==========      ==========   ==========


The following table sets forth certain selected operating data of the Group:


                                            Three Months                 Six Months
                                           Ended June 30,              Ended June 30,
                                      -------------------------   --------------------------
U.S. and Canada                          2001          2000           2001          2000
                                      -----------   -----------   ------------   -----------


Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated       76,657        68,366         70,677        62,543
Number of rental days                  5,661,652     5,295,150     10,587,453     9,661,610
Average revenue per day               $    38.40    $    40.26    $     38.56    $    40.15
Monthly average revenue per vehicle   $      945    $    1,039    $       963    $    1,034

Vehicle Leasing Data:
Average number of vehicles leased         32,393        39,068         29,594        35,219
Monthly average revenue per vehicle   $      462    $      467    $       459    $      464



Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000

     During the second quarter, the U.S. travel industry experienced reduced demand, primarily in the corporate travel sector, as a result of weak economic conditions. This resulted in industry-wide reductions in rental volume and competitive pricing pressure.

     Revenues

     Total revenues for the quarter ended June 30, 2001 decreased $5.7 million, or 2.0%, to $281.0 million compared to the second quarter of 2000. The decline in total revenue was primarily due to a decrease in vehicle leasing revenue of 18.1% and a decrease in fees and services revenue of 5.0% partially offset by an increase in vehicle rental revenue of 2.0%.

     The Group's vehicle rental revenue for the second quarter of 2001 was $217.4 million, a $4.3 million increase (a $2.6 million decrease at Dollar and a $6.9 million increase at Thrifty) from the second quarter of 2000. The reduction in vehicle rental revenue at Dollar was the result of a 4.8% decline in revenue per day partially offset by a 3.7% increase in rental days. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $6.3 million for the second quarter of 2001. The growth in vehicle rental revenue at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

     Vehicle leasing revenue for the second quarter of 2001 was $44.9 million, a $9.9 million decrease ($2.0 million at Dollar and $7.9 million at Thrifty) from the second quarter of 2000. This decline was due primarily to the shift of several locations from franchised operations to corporate operations, combined with a 1.1% decline in the average lease rate.

     Fees and services revenue decreased 5.0% to $15.1 million as compared to the second quarter of 2000 due primarily to the shift of locations from franchised operations to corporate operations.


     Expenses

     Total expenses increased 6.7% from $242.9 million in the second quarter of 2000 to $259.1 million in the second quarter of 2001. This increase was due primarily to a $10.8 million, or 5.8% increase at Dollar and a $5.4 million, or 9.3% increase at Thrifty. Total expenses as a percentage of revenue increased to 92.2% in 2001 from 84.7% in 2000.

     Direct vehicle and operating expenses for the second quarter of 2001 increased $12.0 million, or 14.5%, over the 2000 second quarter, comprised of a $3.3 million increase at Dollar and a $8.7 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and to increased loss reserves for franchisee receivables at Thrifty.

     Net vehicle depreciation expense and lease charges increased $12.2 million, or 14.6%, in the second quarter of 2001 as compared to the second quarter of 2000, consisting of a $12.9 million increase at Dollar offset by a $0.7 million decrease at Thrifty. Vehicle depreciation expense increased $7.0 million, or 8.0%, due to a 2.2% increase in depreciable fleet and a 5.7% increase in the average depreciation rate. Net vehicle gains on the disposal of non-program vehicles were $6.0 million for the second quarter of 2001 and $11.5 million for the second quarter of 2000. Lease charges for vehicles leased from third parties decreased $0.3 million to $7.6 million for the second quarter of 2001.

     Selling, general and administrative expenses of $43.5 million for the second quarter of 2001 decreased 13.8% from $50.5 million in the second quarter of 2000, comprised of a $5.3 million decrease at Dollar and a $1.7 million decrease at Thrifty. This decrease was due primarily to lower personnel related costs, sales and marketing costs and other administrative costs.

     Net interest expense decreased $1.1 million primarily due to lower interest rates, partially offset by higher average vehicle debt in the second quarter of 2001 as compared to the second quarter of 2000.

     The effective tax rate for the second quarter of 2001 was 43.2% compared to 43.4% for the second quarter of 2000. The effective tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     Income before income taxes decreased $21.9 million, or 50.1% to $21.8 million for the second quarter of 2001. This decline consisted of a $16.1 million decrease at Dollar and a $5.8 million decrease at Thrifty.



Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

     Revenues

     Total revenues for the six months ended June 30, 2001 increased $3.7 million, or 0.7%, to $524.8 million compared to the six months ended June 30, 2000. The growth in total revenue was due to an increase in vehicle rental revenue of 5.2%, offset by decreases in vehicle leasing revenue and fees and services revenue of 16.9% and 6.9%, respectively.

     The Group's vehicle rental revenue for the first half of 2001 was $408.2 million, a $20.2 million increase ($8.3 million at Dollar and $11.9 million at Thrifty) from the first half of 2000. The growth in vehicle rental revenue at Dollar was the result of a 6.4% increase in rental days partially offset by a 3.9% decrease in revenue per day. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $13.3 million for the six months ended June 30, 2001. The growth in vehicle rental revenue at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

     Vehicle leasing revenue for the first half of 2001 was $81.4 million, a $16.6 million decrease ($3.0 million at Dollar and $13.6 million at Thrifty) from the first half of 2000. This decline in vehicle leasing revenue is due primarily to a 16.0% decline in the average lease fleet due to the shift of locations from franchised operations to corporate operations, combined with a 1.1% decline in the average lease rate.

     Fees and services revenue decreased 6.9% to $28.0 million as compared to the first half of 2000 due primarily to the shift of locations from franchisee operations to corporate operations.


     Expenses

     Total expenses increased 6.4% from $456.7 million in the first half of 2000 to $486.0 million in the first half of 2001. This increase was due primarily to a $20.8 million, or 6.0% increase at Dollar and a $8.5 million, or 7.8% increase at Thrifty. Total expenses as a percentage of revenue rose to 92.6% in 2001 from 87.6% in 2000.

     Direct vehicle and operating expenses for the first half of 2001 increased $24.4 million, or 15.8%, compared to the first half of 2000, comprised of a $11.1 million increase at Dollar and a $13.3 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and to increased loss reserves for franchisee receivables at Thrifty.

     Net vehicle depreciation expense and lease charges increased $14.5 million, or 9.2%, in the first half of 2001 as compared to the first half of 2000, consisting of a $17.3 million increase at Dollar offset by a $2.8 million decrease at Thrifty. Vehicle depreciation expense increased $6.0 million, or 3.8%, due to a 3.0% increase in the average depreciation rate and a 0.8% increase in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $9.8 million for the first half of 2001 and $15.7 million for the first half of 2000. Lease charges, for vehicles leased from third parties, increased $2.6 million due to an increase in the number of vehicles leased in the first half of 2001.

     Selling, general and administrative expenses of $89.0 million for 2001 decreased 7.9% from $96.7 million in 2000, comprised of a $7.1 million decrease at Dollar and a $0.6 million decrease at Thrifty. This decrease was due primarily to lower personnel related costs, sales and marketing costs and other administrative costs.

     Net interest expense decreased $2.1 million, or 4.7%, to $43.2 million in the first half of 2001 primarily due to lower interest rates partially offset by higher average vehicle debt.

     The effective tax rate for the first half of 2001 was 44.4% compared to 44.0% for the first half of 2000. The effective rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded.

     Operating Results

     The Group had income before income taxes of $38.9 million for the six months ended June 30, 2001 as compared to $64.4 million for the six months ended June 30, 2000, a 39.7% decrease. This decline consisted of a $17.5 million decrease at Dollar and a $8.0 million decrease at Thrifty.


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


Liquidity and Capital Resources

     The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the six months ended June 30, 2001, cash provided by operating activities was $271.1 million.

     Cash used in investing activities was $971.2 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.0 billion ($1.3 billion at Dollar and $700 million at Thrifty) which was partially offset by $1.1 billion ($700 million at Dollar and $400 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments increased $9.5 million for the six months ended June 30, 2001. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses described under the section discussing asset backed notes. The Group also used cash for the purchase of non-vehicle capital expenditures of $17.0 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems.

     The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2001, the insurance companies had issued approximately $56.6 million in bonds to secure these obligations.


     Asset Backed Notes

     The asset backed note program at June 30, 2001 was comprised of $1.40 billion in asset backed notes with maturities ranging from 2001 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.17 billion, which includes the effect of the interest rate swap on the 2001 Series Notes of $350 million, bear interest at fixed rates ranging from 5.90% to 7.10%. Asset backed notes totaling $233.4 million that bear interest at floating rates are comprised of $200 million that bear interest at market-dictated commercial paper rates and the remaining $33.4 million, which is subject to interest rates ranging from LIBOR plus .95% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $36.6 million at June 30, 2001.

     Commercial Paper Program and Liquidity Facility

     The Company has a commercial paper program (the "Commercial Paper Program") of up to $800 million supported by a 364-day, $715 million bank liquidity facility (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 2001, the Group had $579.2 million in commercial paper outstanding under its Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually.

     Vehicle Manufacturer Line of Credit

     At June 30, 2001, vehicle manufacturer line of credit included borrowings of $110.7 million, which bears interest at rates based on commercial paper rates and is renewable annually. This line of credit is collateralized by the related vehicles.

     Limited Partner Interest in Limited Partnership

     Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program (the "Partnership") which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through an unrelated bank commercial paper conduit (the "Limited Partner"). Proceeds attained by funding of the Partnership that are temporarily unutilized for financing vehicles are maintained in restricted cash and investment accounts, which were approximately US$2.9 million at June 30, 2001.

     TCL, as General Partner, is allocated a portion of the partnership net income after distribution of the income share to the Limited Partner. The Limited Partner's income share amounted to US$1.4 million for the six months ended June 30, 2001, which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accompanying consolidated statements include the accounts of the Partnership.

     At June 30, 2001, TCL had US$3.6 million outstanding under a revolving line of credit, which is reflected in Note 4 of the Notes to Consolidated Financial Statements as other vehicle debt. The line of credit supports TCL's investment in the Partnership.

     Other Vehicle Debt

     At June 30, 2001, other vehicle debt included borrowings of $24.8 million under a $25 million revolving line of credit from a bank which bears interest at rates based on commercial paper rates and is collateralized by the vehicles financed under the facility. Also included in other vehicle debt are borrowings of $2.1 million which are collateralized by shuttle buses.


     Revolving Credit Facility

     The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $64.1 million and no working capital borrowings at June 30, 2001.

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

     In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

     The Company plans to adopt the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all future business combinations completed after June 30, 2001. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142, but has not determined the impact of adoption on its consolidated financial position or results of operations.

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

     At June 30, 2001, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 2000, which is included under Item 7A of the Company's most recent Form 10-K, except for the derivative financial instrument noted in Note 6 to the consolidated financial statements.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a] On May 24, 2001, the 2001 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees.

[b]  The Company's  stockholders elected Molly Shi Boren, Thomas P. Capo, Joseph
     E. Cappy, Edward L. Hogan, Maryann N. Keller, The Hon. Edward C. Lumley, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected.

[c] The votes cast by the Company's stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

                                              NUMBER OF VOTES
                                      --------------------------------
                 NOMINEE                      FOR          WITHHELD
          -----------------------     ----------------   -------------

          Molly Shi Boren                  22,324,937         415,544
          Thomas P. Capo                   22,325,887         414,594
          Joseph E. Cappy                  22,325,787         414,694
          Edward J. Hogan                  22,322,926         417,555
          Maryann N. Keller                22,324,916         415,565
          The Hon. Edward C. Lumley        22,018,826         721,655
          John C. Pope                     22,325,126         415,355
          John P. Tierney                  22,323,587         416,894
          Edward L. Wax                    22,323,387         417,094




The Company's stockholders voted on the following proposals:

Proposal 1 - Election of Directors. See paragraphs (b) and (c) above.

Proposal 2 - Appointment of Deloitte & Touche LLP as Auditors for the 2001 year. A proposal to appoint Deloitte & Touche LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2001 was adopted, with 22,676,425 votes cast for, 51,273 votes cast against and 12,783 votes abstained.


ITEM 5.   OTHER INFORMATION

     The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 23, 2002.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

[a]  Index of Exhibits

     Exhibit 10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with the Company's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999)

     Exhibit 10.23 First Amendment to Employment Continuation Agreement between the Company and Mr. Cappy dated April 23, 2001

     Exhibit 10.24 Second Amendment to Employment Continuation Plan for Key Employees, which became effective April 23, 2001

     Exhibit 10.25 Second Amendment to Employment Continuation Agreement between the Company and Mr. Cappy dated May 7, 2001

     Exhibit 10.26 Third Amendment to Employment Continuation Plan for Key Employees, which became effective May 7, 2001

     Exhibit 15.4 Letter from Deloitte & Touche LLP regarding interim financial information

[b]  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during or applicable to the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 13, 2001.

                         DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                         By:         /s/ JOSEPH E. CAPPY
                                     -------------------------------------------
                         Name:       Joseph E. Cappy
                         Title:      Chairman  of the  Board,  President,  Chief
                                     Executive  Officer and  Principal Executive
                                     Officer


                         By:         /s/ STEVEN B. HILDEBRAND
                                     -------------------------------------------
                         Name:       Steven B. Hildebrand
                         Title:      Executive Vice President,  Chief  Financial
                                     Officer,  Principal  Accounting Officer and
                                     Principal Financial Officer