Form 10-Q
period 2001-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2001-11-13
CIK 1049108

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

                For the quarterly period ended September 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No_____

         The number of shares outstanding of the registrant's Common Stock as of October 31, 2001 was 24,294,093.



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

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................20

PART II - OTHER INFORMATION...................................................20

         ITEM 1.    LEGAL PROCEEDINGS.........................................20

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................21

SIGNATURES....................................................................22




                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; air travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
October 24, 2001


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                        Three Months                 Nine Months
                                                     Ended September 30,          Ended September 30,
                                                  ------------------------     -----------------------
                                                                       (Unaudited)

                                                      2001         2000           2001         2000
                                                  -----------   ----------     ----------   ----------
REVENUES:
  Vehicle rentals                                 $   233,935   $  244,340     $  642,135   $  632,349
  Vehicle leasing                                      48,495       58,769        129,927      156,801
  Fees and services                                    16,467       17,110         44,434       47,152
  Other                                                   675        2,691          7,912        7,754
                                                  -----------   ----------     ----------   ----------
             Total revenues                           299,572      322,910        824,408      844,056
                                                  -----------   ----------     ----------   ----------

COSTS AND EXPENSES:
  Direct vehicle and operating                        101,923       85,899        280,436      240,055
  Vehicle depreciation and lease charges, net         113,532      100,161        285,727      257,830
  Selling, general and administrative                  40,994       44,915        130,001      141,606
  Interest expense, net of interest income             26,923       29,381         70,093       74,682
  Amortization of cost in excess of net
    assets acquired                                     1,544        1,489          4,633        4,397
                                                  -----------   ----------     ----------   ----------
             Total costs and expenses                 284,916      261,845        770,890      718,570
                                                  -----------   ----------     ----------   ----------

INCOME BEFORE INCOME TAXES                             14,656       61,065         53,518      125,486

INCOME TAX EXPENSE                                      8,618       25,101         25,854       53,449
                                                  -----------   ----------     ----------   ----------

NET INCOME                                        $     6,038   $   35,964     $   27,664   $   72,037
                                                  ===========   ==========     ==========   ==========


EARNINGS PER SHARE:
  Basic                                           $      0.25   $     1.49     $     1.15   $     2.98
                                                  ===========   ==========     ==========   ==========

  Diluted                                         $      0.25   $     1.46     $     1.13   $     2.93
                                                  ===========   ==========     ==========   ==========

See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                                 September 30,        December 31,
                                                                     2001                 2000
                                                                ---------------     ---------------
                                                                            (Unaudited)

ASSETS:
Cash and cash equivalents                                       $        51,254     $        38,493
Restricted cash and investments                                         187,158              30,760
Receivables, net                                                        153,259             182,689
Prepaid expenses and other assets                                        67,525              54,994
Revenue-earning vehicles, net                                         1,948,933           1,522,388
Property and equipment, net                                             101,788              90,976
Intangible assets, net                                                  180,786             180,074
                                                                ---------------     ---------------
                                                                $     2,690,703     $     2,100,374
                                                                ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                $        35,524     $        50,455
Accrued liabilities                                                     122,716             118,562
Income taxes payable                                                      3,219                   -
Deferred income tax liability                                            22,067              13,828
Public liability and property damage                                     23,714              35,369
Debt and other obligations                                            2,010,882           1,424,021
                                                                ---------------     ---------------
             Total liabilities                                        2,218,122           1,642,235
                                                                ---------------     ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                              -                   -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,293,859 and 24,191,893, respectively                                 243                 242
Additional capital                                                      708,504             710,320
Accumulated deficit                                                    (223,791)           (251,455)
Accumulated other comprehensive loss                                    (12,375)               (968)
                                                                ---------------     ---------------
             Total stockholders' equity                                 472,581             458,139
                                                                ---------------     ---------------
                                                                $     2,690,703     $     2,100,374
                                                                ===============     ===============

See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------------------------
(In Thousands)

                                                                          Nine Months
                                                                       Ended September 30,
                                                             -------------------------------------
                                                                          (Unaudited)

                                                                   2001                 2000
                                                             ----------------     ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $       344,050      $       369,081
                                                             ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                       (2,339,743)          (2,101,457)
  Proceeds from sales                                              1,607,339            1,405,501
Restricted cash and investments, net                                (156,398)              50,062
Property, equipment and software:
  Purchases                                                          (26,368)             (15,444)
  Proceeds from sale                                                     483                  232
Acquisition of businesses, net of cash acquired                            -               (9,762)
                                                             ----------------     ----------------

             Net cash used in investing activities                  (914,687)            (670,868)
                                                             ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                         6,737,900            2,498,191
  Payments                                                        (6,151,166)          (2,177,980)
Issuance of common shares                                              1,771                  204
Financing issue costs                                                 (5,107)              (1,842)
                                                             ----------------     ----------------

             Net cash provided by financing activities               583,398              318,573
                                                             ----------------     ----------------

CHANGE IN CASH AND CASH EQUIVALENTS                                   12,761               16,786

CASH AND CASH EQUIVALENTS:
Beginning of period                                                   38,493               77,500
                                                             ----------------     ----------------

End of period                                                $        51,254      $        94,286
                                                             ================     ================

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Direct financing and sales-type lease receivables          $        39,528      $        20,272
                                                             ================     ================
  Deferred income on sales-type lease receivables            $           224      $             -
                                                             ================     ================
  Acquisition of licenses held for operations                $           422      $             -
                                                             ================     ================

See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000

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

     Certain reclassifications have been made in the three-month and nine-month periods ended September 30, 2000 consolidated financial statements to conform to the classifications used in the three-month and nine-month periods ended September 30, 2001 financial statements.


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges   include  the  following  (in
     thousands):


                                                             Three Months                  Nine Months
                                                          Ended September 30,           Ended September 30,
                                                      ---------------------------   ---------------------------

                                                         2001            2000            2001          2000
                                                      ------------   ------------   ------------   ------------

      Depreciation of revenue-earning vehicles, net   $    108,853   $     90,291   $    266,555      $ 236,016
      Rents paid for vehicles leased                         4,679          9,870         19,172         21,814
                                                      ------------   ------------   ------------   ------------

                                                      $    113,532   $    100,161   $    285,727      $ 257,830
                                                      ============   ============   ============   ============


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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):



                                                   Three Months                 Nine Months
                                                Ended September 30,          Ended September 30,
                                            --------------------------   --------------------------

                                                2001          2000           2001          2000
                                            ------------  ------------   ------------  ------------

Net income                                  $      6,038  $     35,964   $     27,664  $     72,037
                                            ============  ============   ============  ============

Basic EPS:
   Weighted average common shares             24,125,092    24,168,156     24,095,401    24,163,932
                                            ============  ============   ============  ============

Basic EPS                                   $       0.25  $       1.49   $       1.15  $       2.98
                                            ============  ============   ============  ============

Diluted EPS:
   Weighted average common shares             24,125,092    24,168,156     24,095,401    24,163,932

Shares contingently issuable:
  Stock options                                  155,934       229,173        257,161       190,908
  Performance awards                                   -       201,270              -       201,270
  Shares held for compensation plans             168,734             -        153,084             -
  Director compensation shares deferred           32,966        19,709         28,771        17,327
                                            ------------  ------------   ------------  ------------

Shares applicable to diluted                  24,482,726    24,618,308     24,534,417    24,573,437
                                            ============  ============   ============  ============

Diluted EPS                                 $       0.25  $       1.46   $       1.13  $       2.93
                                            ============  ============   ============  ============




     At September 30, 2001 and 2000, options to purchase 1,080,642 and 2,230,928 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of September 30, 2001 and December 31, 2000 consist of the following (in thousands):

                                                  September 30,     December 31,
                                                      2001             2000
                                                  -------------    -------------

Vehicle Debt and Obligations:

Asset backed notes, net of discount               $   1,399,678    $   1,079,369
Commercial paper, net of discount                       414,341          209,705
Vehicle manufacturer line of credit                      89,976           82,462
Limited partner interest in limited partnership          75,504           45,688
Other vehicle debt                                       31,383            6,797
                                                  -------------    -------------
             Total debt and other obligations     $   2,010,882    $   1,424,021
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


5.   BUSINESS SEGMENTS

     The Company has two reportable segments, Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):



     For the Three Months
     Ended September 30, 2001                Dollar     Thrifty     Other     Total
     ---------------------------------      ---------  ----------  -------  ---------

     Revenues                               $ 224,697  $  75,228   $  (353) $ 299,572
     Income (loss) before income taxes      $  15,773  $  (1,133)  $    16  $  14,656


     For the Three Months
     Ended September 30, 2000                Dollar     Thrifty     Other     Total
     --------------------------------       ---------  ----------  -------  ---------

     Revenues                               $ 245,635  $  77,084  $   191  $  322,910
     Income before income taxes             $  45,989  $  15,003  $    73  $   61,065



      For the Nine Months
     Ended September 30, 2001                Dollar     Thrifty     Other     Total
     --------------------------------       ---------  ----------  -------  ---------

     Revenues                               $ 625,566  $ 198,821   $    21  $ 824,408
     Income before income taxes             $  47,899  $   5,619   $     -  $  53,518


     For the Nine Months
     Ended September 30, 2000                Dollar     Thrifty     Other     Total
     --------------------------------       ---------  ----------  -------  ---------

     Revenues                               $ 643,272  $ 200,296   $   488  $ 844,056
     Income (loss) before income taxes      $  95,641  $  29,863   $   (18) $ 125,486





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

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement ("Swap") to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and continues to satisfy the criteria for hedge accounting. The Swap's value is reflected on the statement of financial position as a receivable and the related income is recorded in comprehensive income (Note
     7). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. For the three-month and nine-month periods ended September 30, 2001, the cumulative income or loss on the Swap that was reflected on the consolidated income statement was immaterial. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at September 30, 2001 that is expected to be reclassified into earnings within the next twelve months.

7.   COMPREHENSIVE INCOME

     Comprehensive income (loss) is comprised of the following (in thousands):



                                                    Three Months                   Nine Months
                                                 Ended September 30,            Ended September 30,
                                            ----------------------------  ----------------------------

                                                2001           2000           2001           2000
                                            -------------  -------------  -------------  -------------

Net income                                  $      6,038   $     35,964   $     27,664   $     72,037

Interest rate swap adjustment                    (11,530)             -        (10,909)             -
Foreign currency translation adjustment             (379)          (101)          (498)          (284)
                                            -------------  -------------  -------------  -------------

Comprehensive income (loss)                 $     (5,871)  $     35,863   $     16,257   $     71,753
                                            =============  =============  =============  =============




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


9.   SUBSEQUENT EVENT

     The slowdown in the travel industry following the terrorist attacks of September 11, 2001, has had a direct effect on the Company's operations. Consequently, the Company took immediate actions to reduce fleet and lower costs. In October, the Company announced a 20% reduction in its headquarters workforce and additional layoffs in its field operations. Severance costs related to these layoffs, currently estimated at $2.5 million, will be recorded in the fourth quarter of 2001.


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


Results of Operations

     The following table sets forth the percentage of total revenues in the Group's consolidated statements of income:



                                                  Three Months             Nine Months
                                               Ended September 30,      Ended September 30,
                                               -------------------      -------------------
                                                            (Percentage of Revenue)

                                                 2001       2000          2001       2000
                                               --------   --------      --------   --------
Revenues:
  Vehicle rentals                                 78.1%      75.7%         77.9%      74.9%
  Vehicle leasing                                 16.2%      18.2%         15.8%      18.6%
  Fees and services                                5.5%       5.3%          5.4%       5.6%
  Other                                            0.2%       0.8%          0.9%       0.9%
                                               --------   --------      --------   --------
         Total revenues                          100.0%     100.0%        100.0%     100.0%
                                               --------   --------      --------   --------

Costs and expenses:
  Direct vehicle and operating                    34.0%      26.6%         34.0%      28.4%
  Vehicle depreciation and lease charges, net     37.9%      31.0%         34.7%      30.5%
  Selling, general and administrative             13.7%      13.9%         15.8%      16.8%
  Interest expense, net of interest income         9.0%       9.1%          8.5%       8.9%
  Amortization of cost in excess of net
    assets acquired                                0.5%       0.5%          0.5%       0.5%
                                               --------   --------      --------   --------
         Total costs and expenses                 95.1%      81.1%         93.5%      85.1%
                                               --------   --------      --------   --------

Income before income taxes                         4.9%      18.9%          6.5%      14.9%

Income tax expense                                 2.9%       7.8%          3.1%       6.4%
                                               --------   --------      --------   --------

Net income                                         2.0%      11.1%          3.4%       8.5%
                                               ========   ========      ========   ========


The Group's major sources of revenue are as follows:



                                             Three Months                   Nine Months
                                          Ended September 30,            Ended September 30,
                                       --------------------------     --------------------------
                                                            (In Thousands)
                                           2001           2000            2001           2000
                                       -----------    -----------     -----------    -----------

Vehicle rental revenue:
  Dollar                               $   212,705    $   230,321     $   593,804    $   603,124
  Thrifty                                   21,230         14,019          48,331         29,225
                                       -----------    -----------     -----------    -----------
                                       $   233,935    $   244,340     $   642,135    $   632,349
                                       ===========    ===========     ===========    ===========

Vehicle leasing revenue:
   Dollar                              $     6,380    $     7,898     $    15,579    $    20,053
   Thrifty                                  42,115         50,871         114,348        136,748
                                       -----------    -----------     -----------    -----------
                                       $    48,495    $    58,769     $   129,927    $   156,801
                                       ===========    ===========     ===========    ===========


The following table sets forth certain selected operating data of the Group:


                                             Three Months                   Nine Months
                                          Ended September 30,            Ended September 30,
                                       --------------------------     --------------------------

U.S. and Canada                            2001           2000            2001           2000
                                       -----------    -----------     -----------    -----------

Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated         79,813         77,018          73,757         67,403
Number of rental days                    6,027,256      6,040,110      16,614,709     15,701,720
Average revenue per day                $     38.81    $     40.47     $     38.65    $     40.28
Monthly average revenue per vehicle    $       977    $     1,058     $       967    $     1,042

Vehicle Leasing Data:
Average number of vehicles leased           36,253         41,339          31,839         37,274
Monthly average revenue per vehicle    $       446    $       474     $       453    $       467



Three Months Ended September 30, 2001
Compared with Three Months Ended September 30, 2000

     Prior to the terrorist attacks of September 11, 2001, the travel industry was already experiencing weak demand as a result of slowing economic conditions. Following these attacks, the travel industry experienced a dramatic slow-down, resulting in reduced car rental demand and weak pricing industry-wide.

     Revenues

     Total revenues for the quarter ended September 30, 2001 decreased $23.3 million, or 7.2%, to $299.6 million compared to the third quarter of 2000. The decline in total revenue was primarily due to a decrease in vehicle leasing revenue of 17.5% and a decrease in vehicle rental revenue of 4.3%.

     The Group's vehicle rental revenue for the third quarter of 2001 was $233.9 million, a $10.4 million decrease (a $17.6 million decrease at Dollar and a $7.2 million increase at Thrifty) from the third quarter of 2000. The reduction in vehicle rental revenue at Dollar was the result of a 3.9% decline in both revenue per day and rental days. The decline in rental days was primarily due to a decrease in rental demand following the terrorist attacks of September 11, 2001, and the interruption of airline travel in the following weeks. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $5.3 million for the third quarter of 2001. The growth in vehicle rental revenue at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

     Vehicle leasing revenue for the third quarter of 2001 was $48.5 million, a $10.3 million decrease ($1.5 million at Dollar and $8.8 million at Thrifty) from the third quarter of 2000. This decline was due primarily to the shift of several locations from franchised operations to corporate operations, combined with a 5.9% decline in the average lease rate.

     Fees and services revenue decreased 3.8% to $16.5 million as compared to the third quarter of 2000 due primarily to the shift of locations from franchised operations to corporate operations.


     Expenses

     Total expenses increased 8.8% from $261.8 million in the third quarter of 2000 to $284.9 million in the third quarter of 2001. This increase was due primarily to a $9.3 million, or 4.6% increase at Dollar and a $14.3 million, or 23.0% increase at Thrifty. Total expenses as a percentage of revenue increased to 95.1% in 2001 from 81.1% in 2000.

     Direct vehicle and operating expenses for the third quarter of 2001 increased $16.0 million, or 18.7%, over the 2000 third quarter, comprised of a $7.4 million increase at Dollar and an $8.6 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty, increased loss reserves for franchisee receivables at Thrifty and a favorable adjustment to insurance reserves of $5.1 million at Dollar recorded in the third quarter of 2000.

     Net vehicle depreciation expense and lease charges increased $13.4 million, or 13.3%, in the third quarter of 2001 as compared to the third quarter of 2000, consisting primarily of a $7.6 million increase at Dollar and a $5.7 million increase at Thrifty. Vehicle depreciation expense increased $12.1 million, or 12.1%, due to a 2.4% increase in depreciable fleet and a 9.5% increase in the average depreciation rate, including an additional $3.2 million of depreciation expense recorded for non-program vehicles due to a decline in used car prices. Net vehicle gains on the disposal of non-program vehicles were $2.4 million for the third quarter of 2001 compared to $8.9 million for the third quarter of 2000. Lease charges for vehicles leased from third parties decreased $5.2 million to $4.7 million for the third quarter of 2001.

     Selling, general and administrative expenses of $41.0 million for the third quarter of 2001 decreased 8.7% from $44.9 million in the third quarter of 2000, comprised of a $3.9 million decrease at Dollar offset by a $0.5 million increase at Thrifty. This decrease was due primarily to lower personnel related costs, sales and marketing costs and other administrative costs.

     Net interest expense decreased $2.5 million primarily due to lower interest rates, partially offset by higher average vehicle debt in the third quarter of 2001 as compared to the third quarter of 2000.

     The effective tax rate for the third quarter of 2001 was 58.8% compared to 41.1% for the third quarter of 2000 due to a revision of the estimated 2001 income tax rate resulting from lower U.S. pre-tax income in relation to non-deductible amortization. The effective tax rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired and state and local taxes.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     Income before income taxes decreased $46.4 million, or 76.0% to $14.7 million for the third quarter of 2001. This decline consisted of a $30.2 million decrease at Dollar and a $16.2 million decrease at Thrifty.

     The Company expects continued decreased rental demand and weak pricing in 2001 due to the effects of the terrorist attacks of September 11, 2001, thus, continuing to adversely impact its operating results.



Nine Months Ended September 30, 2001
Compared with Nine Months Ended September 30, 2000

     Revenues

     Total revenues for the nine months ended September 30, 2001 decreased $19.6 million, or 2.3%, to $824.4 million compared to the nine months ended September 30, 2000. The decline in total revenue was due to a decrease in vehicle leasing revenue of 17.1% and a decrease in fees and services revenue of 5.8%, partially offset by an increase in vehicle rental revenue of 1.5%.

     The Group's vehicle rental revenue for the nine months ended September 30, 2001 was $642.1 million, a $9.8 million increase (a decrease of $9.3 million at Dollar and an increase of $19.1 million at Thrifty) over the nine months ended September 30, 2000. The decrease in vehicle rental revenue at Dollar was the result of a 3.9% decrease in revenue per day partially offset by a 2.5% increase in rental days. The vehicle rental revenue growth at Dollar that related to the acquisition of franchise operations was $18.6 million for the nine months ended September 30, 2001. The growth in vehicle rental revenue at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

     Vehicle leasing revenue for the nine months ended September 30, 2001 was $129.9 million, a $26.9 million decrease ($4.5 million at Dollar and $22.4 million at Thrifty) over the nine months ended September 30, 2000. This decline in vehicle leasing revenue is due primarily to a 14.6% decline in the average lease fleet due to the shift of locations from franchised operations to corporate operations, combined with a 3.0% decline in the average lease rate.

     Fees and services revenue decreased 5.8% to $44.4 million as compared to the nine months ended September 30, 2000 due primarily to the shift of locations from franchisee operations to corporate operations.

     Expenses

     Total expenses increased 7.3% from $718.6 million in the nine months ended September 30, 2000 to $770.9 million in the nine months ended September 30, 2001. This increase was due primarily to a $30.0 million, or 5.5% increase at Dollar and a $22.8 million, or 13.4% increase at Thrifty. Total expenses as a percentage of revenue rose to 93.5% in 2001 from 85.1% in 2000.

     Direct vehicle and operating expenses for the nine months ended September 30, 2001 increased $40.4 million, or 16.8%, compared to the nine months ended September 30, 2000, comprised of a $18.5 million increase at Dollar and a $21.9 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and increased loss reserves for franchisee receivables at Thrifty.

     Net vehicle depreciation expense and lease charges increased $27.9 million, or 10.8%, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, consisting of a $24.9 million increase at Dollar and a $3.0 million increase at Thrifty. Vehicle depreciation expense increased $18.1 million, or 6.9%, due to a 5.5% increase in the average depreciation rate and a 1.4% increase in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $12.2 million for the nine months ended September 30, 2001 compared to $24.6 million for the nine months ended September 30, 2000. Lease charges, for vehicles leased from third parties, decreased $2.6 million due to a decrease in the number of vehicles leased during the nine months ended September 30, 2001.

     Selling, general and administrative expenses of $130.0 million for 2001 decreased 8.2% from $141.6 million in 2000; comprised of an $11.0 million decrease at Dollar and a $0.1 million decrease at Thrifty. This decrease was due primarily to lower personnel related costs, sales and marketing costs and other administrative costs.

     Net interest expense decreased $4.6 million, or 6.1%, to $70.1 million for the nine months ended September 30, 2001 primarily due to lower interest rates partially offset by higher average vehicle debt.

     The effective tax rate for the nine months ended September 30, 2001 was 48.3% compared to 42.6% for the nine months ended September 30, 2000. The effective rate differs from the U.S. statutory rate due primarily to non-deductible amortization of costs in excess of net assets acquired, state and local taxes and losses relating to TCL for which no benefit was recorded.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     The Group had income before income taxes of $53.5 million for the nine months ended September 30, 2001 as compared to $125.5 million for the nine months ended September 30, 2000, a 57.4% decrease. This decline consisted of a $47.7 million decrease at Dollar and a $24.3 million decrease at Thrifty.


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

Liquidity and Capital Resources

     The Group's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the nine months ended September 30, 2001, cash provided by operating activities was $344.0 million.

     Cash used in investing activities was $914.7 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.3 billion ($1.5 billion at Dollar and $800 million at Thrifty), which was partially offset by $1.6 billion ($1.0 billion at Dollar and $600 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Group's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Group expects to continue to fund its revenue-earning vehicles with cash provided from operations and secured vehicle financing. Restricted cash and investments increased $156.4 million for the nine months ended September 30, 2001. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses described under the section discussing asset backed notes. The Group also used cash for the purchase of non-vehicle capital expenditures of $26.4 million. These expenditures consist primarily of airport facility improvements for the Group's rental locations and investments in information technology equipment and systems.

     The Group has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At September 30, 2001, the insurance companies had issued approximately $57.4 million in bonds to secure these obligations.


     Asset Backed Notes

     The asset backed note program at September 30, 2001 was comprised of $1.4 billion in asset backed notes with maturities ranging from 2001 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.17 billion, which includes the 2001 Series Notes of $350 million due to the effect of the interest rate swap, bear interest at fixed rates ranging from 5.90% to 7.10%. Asset backed notes totaling $233.4 million that bear interest at floating rates are comprised of $200 million that bear interest at market-dictated commercial paper rates and the remaining $33.4 million, which is subject to interest rates ranging from LIBOR plus .95% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily unutilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $178.5 million at September 30, 2001.

     Commercial Paper Program and Liquidity Facility

     The Company has a commercial paper program (the "Commercial Paper Program") of up to $800 million supported by a 364-day, $715 million bank liquidity facility (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 2001, the Group had $414.3 million in commercial paper outstanding under its Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually.

     Vehicle Manufacturer Line of Credit

     At September 30, 2001, vehicle manufacturer line of credit included borrowings of $90.0 million, which bears interest at rates based on commercial paper rates and is renewable annually. This line of credit is collateralized by the related vehicles.

     Limited Partner Interest in Limited Partnership

     Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program (the "Partnership") which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through an unrelated bank commercial paper conduit (the "Limited Partner"). Proceeds attained by funding of the Partnership that are temporarily unutilized for financing vehicles are maintained in restricted cash and investment accounts, which were approximately US$5.0 million at September 30, 2001.

     TCL, as General Partner, is allocated a portion of the partnership net income after distribution of the income share to the Limited Partner. The Limited Partner's income share amounted to US$2.3 million for the nine months ended September 30, 2001, which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accompanying consolidated statements include the accounts of the Partnership.

     At September 30, 2001, TCL had US$6.0 million outstanding under a revolving line of credit, which is reflected in Note 4 of the Notes to Consolidated Financial Statements as other vehicle debt. The line of credit supports TCL's investment in the Partnership.

     Other Vehicle Debt

     At September 30, 2001, other vehicle debt included borrowings of $23.5 million under a $25 million revolving line of credit from a bank which bears interest at rates based on commercial paper rates and is collateralized by the vehicles financed under the facility. Also included in other vehicle debt are borrowings of $1.8 million which are collateralized by shuttle buses.

     Revolving Credit Facility

     The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. The Group had letters of credit outstanding under the Revolving Credit Facility of approximately $91.4 million and no working capital borrowings at September 30, 2001.

     As of September 30, 2001, the Company is in compliance with all financial covenants contained in the Revolving Credit Facility agreement. However, it is likely that a significant loss in the fourth quarter of 2001 would have caused the Company to violate certain of these covenants. The Company has received a waiver from compliance with certain of its financial covenants through January 31, 2002, and is pursuing modifications to the financial covenants for future periods.

     DaimlerChrysler Credit Support

     DaimlerChrysler Corporation ("DaimlerChrysler") currently provides $11.4 million of credit support for the Group's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit amount declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Group's excess cash flow, as defined. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Group.

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

     In June 2001, the FASB approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. SFAS No. 142 will require that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 will also require recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

     The Company plans to adopt the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the immediate requirement to use the purchase method of accounting for all business combinations completed after June 30, 2001. Application of the non-amortization provisions of SFAS No. 141 and SFAS No. 142 is expected to result in an increase to net income of approximately $5.9 million for the year ended December 31, 2002. During 2002, the Company will perform the required impairment tests of goodwill and other intangible assets as of January 1, 2002 and has not yet determined what the effect of the tests will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to disposal of a segment of a business contained in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for which control is likely to be temporary. The Company is in the process of evaluating the effect of SFAS No. 144 on its financial reporting.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information about the Group's market sensitive financial instruments constitutes a "forward-looking" statement. The Group's primary market risk exposure is changing interest rates, primarily in the United States. The Group's policy is to manage interest rates through use of a combination of fixed and floating rate debt and the Swap agreement. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Group's debt is denominated in Canadian Dollars, its carrying value is impacted by exchange rate fluctuations.

     At September 30, 2001, there were no significant changes in the Group's quantitative disclosures about market risk compared to December 31, 2000, which is included under Item 7A of the Company's most recent Form 10-K, except for the derivative financial instrument noted in Note 6 to the consolidated financial statements.


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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

[a]      Index of Exhibits

         Exhibit 4.46 Master Exchange and Trust Agreement among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company dated as of July 23, 2001

         Exhibit 4.47 Collateral Assignment of Exchange Agreement by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company dated as of July 23, 2001

         Exhibit 4.48 First Amendment and Waiver to Amended and Restated Credit Agreement by and among the Company, Dollar, Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston dated as of September 30, 2001

         Exhibit 15.5 Letter from Deloitte & Touche LLP regarding interim financial information

[b]      Reports on Form 8-K

     No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 13, 2001.

                           DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                           By:         /s/ JOSEPH E. CAPPY
                                       -----------------------------------------
                           Name:       Joseph E. Cappy
                           Title:      Chairman of the Board,  President,  Chief
                                       Executive Officer and Principal Executive
                                       Officer


                           By:         /s/ STEVEN B. HILDEBRAND
                                       -----------------------------------------
                           Name:       Steven B. Hildebrand
                           Title:      Executive Vice President, Chief Financial
                                       Officer, Principal Accounting Officer and
                                       Principal Financial Officer