Form 10-K405
period 2001-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2002-03-20
CIK 1049108

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                                       OR

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No____

        Indicate by check  mark if  disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

        The aggregate market  value of the  voting and non-voting  common equity
held  by   non-affiliates  of  the  registrant  as  of  February  28,  2002  was
$350,350,297.

        The number of shares outstanding of the registrant's Common Stock as of February 28, 2002 was 24,326,345.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2002, are incorporated by reference in Part III.

================================================================================

                      DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
                                    FORM 10-K


                                TABLE OF CONTENTS

PART I

        ITEM 1.     BUSINESS...................................................4

        ITEM 2.     PROPERTIES................................................23

        ITEM 3.     LEGAL PROCEEDINGS.........................................23

        ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......23

PART II

        ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                    AND RELATED STOCKHOLDER MATTERS...........................24

        ITEM 6.     SELECTED FINANCIAL DATA...................................25

        ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................27

        ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK.........................................38

        ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............39

        ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE....................68

PART III

        ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........68

        ITEM 11.    EXECUTIVE COMPENSATION....................................68

        ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.....................................68

        ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............68

PART IV

        ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.......................................69

SIGNATURES....................................................................80

INDEX TO EXHIBITS.............................................................81


                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        Some of the statements contained herein under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our companies' customers reside and where our companies and their franchisees operate; air travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                                     PART I
                                     ------

ITEM 1.      BUSINESS

Company Overview

        Dollar Thrifty Automotive Group, Inc., a Delaware corporation ("DTG"), owns two vehicle rental companies, Dollar Rent A Car Systems, Inc. ("Dollar"), and Thrifty Rent-A-Car System, Inc. Thrifty Rent-A-Car System, Inc. is an indirect subsidiary of DTG as it is a wholly owned subsidiary of Thrifty, Inc. Thrifty Car Sales, Inc., which operates a franchised retail used car sales network, is also a wholly owned subsidiary of Thrifty, Inc. and an indirect subsidiary of DTG (Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc. and all their respective subsidiaries are individually or collectively, as the context requires, referred to hereafter as "Thrifty"). DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the "Company", as the context may require. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated as part of the Company. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems as separate businesses. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 2001, Dollar and Thrifty had 869 locations in the United States and Canada of which 193 were company-owned stores and 676 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company. For the year ended December 31, 2001, Dollar's gross revenues comprised approximately 75% of the Company's revenues with Thrifty contributing the remaining 25% of revenues.

        The businesses of Dollar and Thrifty have separate and different approaches to the vehicle rental market. In the United States, Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour rentals. Thrifty operates predominantly through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. Thrifty's U.S. franchisees provide vehicles and services to the rental customer. Dollar incurs the costs of operating its company-owned stores and its revenues are directly affected by changes in rental demand. As Thrifty operates primarily through franchisees, it does not incur the costs of operating the franchised locations and does not generally deal directly with rental customers. See Note 16 of Notes to Consolidated Financial Statements for business segment information.

        The Company was incorporated on November 4, 1997. It is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). Dollar was incorporated in 1965 and Thrifty was incorporated in 1950. Thrifty, Inc., which was formed in December 1998, directly owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. ("Thrifty Car Sales").

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

        In connection with the Offering, the Company completed new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note program, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes, including issues in 1999 and 2001, a variable funding note issue in 2000, and proceeds from the Commercial Paper Program are each utilized to finance vehicles used by Dollar and Thrifty for their operations. The Revolving Credit Facility was established to provide letters of credit for financing and operational needs and to meet the Company's borrowing needs for its other business operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

        Vehicle rental companies typically incur substantial debt to finance the ongoing turnover of their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important element of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

        The rental car industry has experienced significant changes in ownership in the past several years. In the mid-1990s, most major rental car companies were owned by domestic automobile manufacturers. Ford Motor Company ("Ford") owned both Hertz and Budget, General Motors Corporation owned National and DaimlerChrysler owned both Dollar and Thrifty. Since that time, many of these companies have become publicly owned. ANC Rental Corporation (currently operating under bankruptcy court protection pursuant to Chapter 11 of the U.S. Bankruptcy Code), which owns both Alamo and National, and Budget Group, Inc. are both publicly owned. In 2001, Cendant Corporation re-acquired all ownership of Avis (formerly sold to the public in 1997) and operates it as a subsidiary. Ford re-acquired all public ownership of Hertz in 2001.

        Prior to 2001, the car rental industry had experienced steady growth over the last decade driven by increased leisure and business airline passenger traffic and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly from the prior year and car rental companies reduced their fleet size in response to lower levels of demand. Rental car pricing, already weak prior to September 11, further weakened during the fourth quarter of 2001. Car rental demand and pricing are expected to improve as the economy strengthens and the travel industry recovers in 2002; however, the timing and strength of recovery, which could materially affect the operating results of the Company, remains uncertain.

Seasonality

        The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, caused the Company to vary its fleet size over the course of the year. In 2001, the Company's average monthly fleet size ranged from a low of approximately 73,000 vehicles in the fourth quarter to a high of approximately 120,000 vehicles in the third quarter. Due principally to effects of September 11, the fourth quarter fleet size was reduced an additional 15% below the normal seasonal decline.

Dollar

        General

        Dollar's focus is serving the airport vehicle rental market, which is composed of business and leisure travelers. The majority of its locations are on or near airport facilities. Dollar operates primarily through company-owned stores in the United States and also licenses to independent franchisees the right to operate as a part of the Dollar system in the United States and abroad. All of its Canadian and international operations are franchised.

        Dollar's services and products include fleet leasing, marketing, centralized reservations, counter automation, insurance, central billing, supplies, training and operational support. Dollar's company-owned stores and franchisees rent vehicles on a daily, weekend, weekly and monthly basis, at varying rates depending on cost and other competitive factors in each location's market. In addition to vehicle rentals, Dollar and its franchisees sell ancillary products and rent supplemental equipment. To meet seasonal and other demand changes, Dollar shifts vehicles among its company-owned stores and U.S. franchisees. Revenues from Dollar's franchisees outside the United States and Canada have not been material to its results of operations.

        As of December 31, 2001, Dollar's vehicle rental system included 269 locations in the United States and Canada, consisting of 134 company-owned stores and 135 that were operated by franchisees. Dollar's total revenue was $769 million in 2001, of which $733 million (95%) was generated by company-owned stores, and $36 million (5%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue.

        Dollar operates primarily through company-owned stores and through franchisees in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in 39 of the 50 largest U.S. airport markets and franchisees in all but one of the remaining markets. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted three franchised operations to company-owned operations in 1997, two in 1998 and three in 2000. No franchised operations were converted to company-owned operations during 2001; however, Dollar will continue to pursue opportunities in 2002. Dollar generally has the right of first refusal on the sale of a franchised operation. Consistent with its strategy of operating corporately in the top 50 airports and other key markets, company-owned stores located in the smaller markets may be franchised in order to grow Dollar's franchisee system.

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

        Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 23% of Dollar's rental revenues in 2001. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. Dollar has significant relationships with foreign and domestic tour operators that resulted in rental revenue of $171 million in 2001.

        Dollar is the exclusive U.S. vehicle rental company for four of its five largest tour operator accounts. The agreements for these five accounts expire from December 2002 to March 2009. No single tour operator account generated in excess of 5% of the Company's 2001 revenues.

        As of December 31, 2001, Dollar had vehicle rental concessions for company-owned stores at 69 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and sometimes include fixed rent for terminal counters or other leased properties and facilities.

        Services and Products Provided to Rental Customers

        Worldwide Reservations System. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and at its facility in Tahlequah, Oklahoma. Dollar's reservation facilities are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. Dollar's Internet web site, (dollar.com), continues to show significant growth with reservations booked through dollar.com increasing 15% in 2001, representing 19% of Dollar's non-tour reservations booked for the year. An additional 18% of Dollar's reservations were booked through other Internet travel sites.

        Supplemental Equipment and Optional Products. Dollar rents ski racks, baby seats and other supplemental equipment and, subject to availability and applicable local law, makes available loss damage waivers and insurance products related to the vehicle rental.

        Instant Return. Dollar offers customers instant return service at most of its U.S. airport company-owned stores. When a customer returns a vehicle at one of these locations, a representative meets the customer and provides a receipt from a hand-held computer terminal.

        Information Systems

        Dollar depends upon a number of core information systems to operate its business, primarily its counter automation, reservations and revenue management systems. The counter automation system in Dollar's company-owned stores facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. In 1998, Dollar developed a revenue management system with Manugistics Group, Inc. (formerly Talus), a leading supplier of such systems, which is utilized in all of Dollar's company-owned stores. The system is designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

        In 1997, Dollar entered into an agreement with The Sabre Group, Inc., a leading global information technology service company, to manage and monitor its data center network and its daily information processing, which agreement was later transferred to EDS Information Systems, L.L.C. ("EDS"). All of Dollar's key systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

        Customer Service and Employee Training

        Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar's quality improvement program, involves customer satisfaction training and team-based problem solving, especially as it relates to improving customer service. Dollar's customer service center measures customer satisfaction, tracks service quality trends, responds to customer inquiries and provides recommendations to Dollar's senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in Tulsa, Newark, Los Angeles, Cleveland and Honolulu, with an additional training center in Oakland scheduled to open in 2002. Training for newly hired rental employees is performed at individual work sites using computer based training materials.

        Orlando Operations

        Central Florida, with its many tourist attractions, is the most important leisure destination for Dollar. Dollar's company-owned store at Orlando International Airport has a mix of tour and retail business. Dollar also operates a facility at the Orlando Sanford International Airport, 25 miles north of Orlando, which mainly serves charter flights by international tour operators.

        Franchising

        United States and Canada

        Approximately 5% of Dollar's 2001 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar's company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 2001 accounted for approximately 2% of Dollar's total revenue. In Canada, Dollar's master franchisee directly operates or subfranchises 16 airport and suburban locations. See "Fleet Acquisition and Management -- Fleet Leasing Programs."

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

        System Fees. In addition to an initial franchise fee, each U.S. franchisee is generally required to pay Dollar a system fee on their rental car revenue equal to 8% of gross rental revenue on a monthly basis for airport operations and 6% for suburban operations.

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

        International

        As of December 31, 2001, Dollar had franchised operations located in 27 countries outside the United States and Canada. Master franchisees, direct franchisees and subfranchisees operate Dollar's vehicle rental locations outside the United States. Master franchisees are authorized to use Dollar's service marks and business methods in territories in which they operate directly or through subfranchisees, and are responsible for promoting the Dollar brand name and its services and products, and for developing and supporting their direct operations and subfranchisees. Dollar's revenues from international franchise operations were less than 1% of 2001 total revenue.

        Dollar exchanges reservations with Sixt, AG, a major European rental car company. Through its alliance with Sixt, Dollar offers service in more than 42 countries covering Europe, the Middle East and Africa. The number of foreign locations or Dollar system-wide locations disclosed in this report does not include the Sixt locations.

        Marketing

        Dollar's marketing strategy is to position Dollar as the value-priced, on-airport car rental company to cost conscious leisure and business travelers. Dollar utilizes a mix of national and local advertising, promotions and strategic marketing efforts to promote this strategy.

        Advertising and Promotion

        Dollar's national advertising programs utilize a media mix of both print and television with an emphasis on the popular leisure destinations of Florida, California, Hawaii, Nevada and Arizona. Dollar communicates its value-priced message to consumers via frequent advertisements in USA Today and other major U.S. metropolitan newspapers. Dollar also advertises on U.S. broadcast and cable television networks, promoting its low rates and on-airport convenience. Dollar spends approximately 4% of its annual total U.S. system-wide revenues on marketing, advertising, public relations and sales promotions. Dollar has national marketing partnerships with major U.S. airlines' frequent flier programs.

        Dollar encourages franchisees, as well as local management of company-owned stores, to develop local market relationships and retail sales initiatives that coordinate with Dollar's national advertising programs. Dollar makes available print and broadcast advertising materials to franchisees for use in local markets and pays a promotional allowance for qualifying advertising expenditures to the franchisees that participate in Dollar's fleet program.

        Dollar has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

        Strategic Marketing Efforts

        Strategic marketing partnerships and frequent flier programs have been established with most major airline partners and many travel agencies. Approximately 25% of Dollar's non-tour reservations are booked through travel agencies utilizing the major airline global distribution systems. Major travel agency chains and consortia operate under preferred supplier agreements with Dollar and are supported by Dollar's sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar and many travel agency groups have similar arrangements with other vehicle rental companies.

        During 2001, Dollar received approximately 37% of its reservations through its dollar.com web site and other Internet travel sites. Dollar continues to invest in its dollar.com web site and plans to continually enhance the site to best meet its customers' travel needs. In recognition of the shift in travel distribution patterns, Dollar has placed significant emphasis on developing relationships with Internet travel sites. Dollar maintains preferred supplier arrangements with two of the leading Internet travel sites, Expedia and Travelocity, as well as having strong online market share with Orbitz and HRN. Additionally, Dollar's innovative use of direct-connect technology with Southwest Airlines' southwest.com web site opened up another new distribution channel in 2001.

Summary Operating Data of Dollar


                                                 Years Ended December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------    ---------
                                                     (in thousands)

Revenues:
     U.S. Company-owned stores             $ 732,597    $ 774,530    $ 682,769
     U.S. and Canada franchisees              35,136       45,158       47,848
     International franchisees                 1,412        1,624        2,547
     Other                                       119        2,542        1,847
                                           ---------    ---------    ---------
        Total revenues                     $ 769,264    $ 823,854    $ 735,011
                                           =========    =========    =========


                                                    As of December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------    ---------
Rental Locations:
     U.S. Company-owned stores                   134          130          116
     U.S. and Canada franchisee locations        135          152          173

Franchisees:
     U.S. and Canada                              61           66           77
     International                                42           38           40

Thrifty

        General

        Thrifty's focus is on franchising and franchise support services. However, Thrifty has begun operating company-owned stores in key markets to assure continued service availability to its customers. Thrifty operated company-owned stores in ten cities in the United States and Canada as of December 31, 2001. Thrifty's U.S. company-owned stores and its franchisees derive approximately 65% of their combined rental revenues from the airport market and approximately 35% from the local market. Thrifty's approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties or limited these companies' access to airport travelers, Thrifty franchisees have been moving to in-terminal locations. At December 31, 2001, Thrifty had 84 in-terminal locations, which is over half of the airports serviced by Thrifty in the U.S.

        As of December 31, 2001, Thrifty's vehicle rental system included 600 rental locations in the United States and Canada, divided between 541 franchisee locations and 59 company-owned stores. The Thrifty system also included 642 locations abroad, all of which were franchisee locations. Thrifty's total corporate revenue was $251 million in 2001, of which $189 million (75%) was revenue from franchisees in the form of fleet leasing fees, system fees and other service and product fees and $62 million (25%) of which was generated by company-owned stores. Revenues from Thrifty's franchisees outside the United States and Canada have not been material to its results of operations.

        Franchising

        United States

        Thrifty's U.S. franchisees are the core of its operations and are essential to its long-term profitability and growth. Thrifty offers its franchisees a full line of services and products not easily or cost-effectively available from other sources. Thrifty actively promotes franchisee financial stability and growth and seeks opportunities to enhance its vehicle rental system by improving its services to franchisees, particularly its fleet leasing programs, and by developing new franchisee revenue opportunities, such as car sales, airport parking and truck rental. Thrifty also works closely with its U.S. franchisees in formulating and implementing marketing and operating strategies.

        Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty's franchisee turnover has averaged approximately 8% per year, with an average of 15 terminations and 21 additions (including new territories added to existing franchise agreements) per year.

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

        For  2001,   Thrifty's   five   largest   U. S.  franchisees   generated
approximately 16% of Thrifty's total corporate revenue in the form of system, fleet leasing, reservation and other fees.

        Marketing to Prospective Franchisees. Thrifty has developed programs to attract additional franchisees in the vehicle rental industry. Programs include recruiting independent vehicle rental companies with phased-in fees and competitive fleet leasing terms, assisting individuals experienced in vehicle rental operations to operate their own franchises through financial assistance, start-up fleet supply and other support. Thrifty also encourages existing franchisees to acquire and expand into neighboring territories by offering fleet incentives, reduced administrative and advertising fees and lower initial franchise fees for additional territories.

        Fleet Leasing Program. Thrifty has a fleet leasing program for franchisees that it believes provides them with a competitive and flexible source of fleet vehicles. In 2001, fleet leasing accounted for approximately 57% of Thrifty's total revenue. Thrifty's 2002 strategy is to offer attractive lease rates that Thrifty believes will improve franchisee health and support additional growth in the fleet leasing program. See "Fleet Acquisition and Management -- Fleet Leasing Programs."

        Training and Support. Thrifty's franchisees are required to attend initial orientation and receive ongoing training in areas such as customer service and hiring. Thrifty implemented its "True Blue Pride Initiative," which identified areas requiring customer service improvements and established new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchisee customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty's express rental program, Blue Chip, which provides for preprinted rental contracts and expedited service.

        Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

        Worldwide Reservations Center and Other Information Systems. Thrifty's franchisees benefit from Thrifty's continuously staffed worldwide reservation centers at its headquarters in Tulsa, Oklahoma and its reservation facility in Okmulgee, Oklahoma. Thrifty's reservation facilities are linked to all of the major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. Thrifty franchisee payments for reservations made through these centers accounted for approximately 5% of Thrifty's 2001 total revenues. Thrifty's Internet web site (thrifty.com)
continues to show significant growth with reservations booked through thrifty.com increasing by 60% in 2001, representing 12% of Thrifty's reservations booked for the year. An additional 19% of Thrifty's reservations were booked through other Internet travel sites.

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

        Thrifty supports its information systems through a combination of internal resources and external technology providers. Thrifty has engaged EDS to manage and monitor its data center network and its daily information processing. Reservation applications systems continue to be serviced by Perot Systems
Corporation under a five-year agreement through January 31, 2003. Other information systems are supported by Thrifty employees. Thrifty's fleet and reservation processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

        Insurance,  Supplies  and  National  Account  Programs.   Thrifty  makes
available to its franchisees, for a fee, insurance for death or injury to third parties, property damage and damage to or theft of franchisee vehicles.

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

        Parking Services. Airport parking operations are a natural complement to vehicle rental operations. Thrifty encourages its franchisees that have near-airport locations to add this ancillary business. Thrifty assists its franchisees in obtaining additional property and in planning and implementing parking operations. Franchisees benefit since the Thrifty service marks are already on the premises, shuttle buses are already being operated for rental customers and parking operations increase service levels and recognition at the airports. Franchisees with parking operations may also offer ancillary services such as car washes and oil changes to create additional opportunities to service the vehicle while the traveler is away. Thrifty receives a fee generally equal to 3% of the total revenue generated from these services.

        Services   and  Products   Provided  to  Rental   Customers.   Thrifty's
franchisees provide their customers with products and services substantially similar to those provided to customers by Dollar's company-owned stores.

        International (Except Canada)

        As of December 31, 2001, Thrifty master franchisees operated 642 vehicle rental locations in 60 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East, Africa and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty's uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures. Thrifty's corporate revenues from international franchisees were approximately 1% of 2001 total revenues.

        Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty's service marks, systems and technologies within its country or territory.

        Company-Owned Stores

        Thrifty typically establishes company-owned stores only upon the financial failure of a franchisee. Thrifty uses company-owned stores to preserve its presence in key markets. As opportunities arise, these locations may be re-franchised. During 2001, Thrifty re-franchised three South Florida cities previously operated corporately and terminated existing franchise agreements and re-franchised San Jose, San Antonio/Austin, El Paso and New Haven. Additionally, during 2001, Thrifty commenced operating its Dallas-Fort Worth, San Francisco and Oakland locations, previously operated by independent franchisees, and expects to operate additional locations in key markets in 2002 to provide continued service to its customers. As of December 31, 2001, Thrifty operated company-owned stores in four cities in the United States. In March 2002, Thrifty began operating the locations of former franchisees, including Washington, D.C., Baltimore and Denver. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty's U.S. franchisees.

        Thrifty Car Sales

        Thrifty Car Sales, Inc., was formed in December 1998, to franchise retail used car dealerships under the Thrifty Car Sales brand name. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. At December 31, 2001, Thrifty Car Sales had 45 franchise locations in operation.

        Canadian Operations

        Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd. ("TCL"). TCL operates company-owned stores in six of the eight largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining markets. As of December 31, 2001, the TCL system included 127 vehicle rental locations, of which 85 were operated by franchisees and 42 were operated as company-owned stores.

        Company-Owned Stores

        TCL's  company-owned store  operations include  six  strategic airports:
Toronto, Montreal, Vancouver, Winnipeg, Calgary and Ottawa. These operations are important to maintaining a national airport presence in Canada, where TCL has significant airport concession and lease commitments. Historically, TCL's operating results have been adversely affected by losses incurred by company-owned stores.

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

        Marketing

        Thrifty's marketing objective is to position the Thrifty brand as an industry leader in delivering value for vehicle rental to value-conscious consumers. In the United States, it implements this strategy primarily through national advertising, strategic marketing partnerships and enhancing distribution channels. In addition, marketing assistance is provided to U.S. franchisees in local advertising, promotion and sales.

        Advertising, Promotion and Sales

        Thrifty employs national advertising on U.S. broadcast and cable television networks and in newspapers and travel industry and airline magazines. Thrifty also sponsors sports and other events to increase national exposure and promote local Thrifty operations. In the United States, Thrifty's national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Thrifty management. U.S. franchisees and company-owned stores contribute 5% of their base rental revenue from airport operations and 2.5% of their base rental revenue from local operations to the advertising fund. Thrifty has national marketing partnerships with major U.S. airlines' frequent flier programs.

        U.S. franchisees and company-owned stores are also required to spend an additional 3% of their base rental revenue on local advertising and promotion.
Thrifty has a local sales department that assists franchisees in developing their local markets. Thrifty also provides an allowance for qualifying local advertising, promotion and sales expenditures to U.S. franchisees that participate in Thrifty's fleet leasing program. In the 2001 model year, franchisees and company-owned stores earned an aggregate allowance of approximately $4.7 million.

        Thrifty has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Thrifty. These marks are important for customer awareness and selection of Thrifty for vehicle rental.

        Strategic Marketing Efforts

        During 2001, the volume of reservations received through its thrifty.com web site and other Internet travel sites continued to grow rapidly. Thrifty continues to invest in its thrifty.com web site and recently introduced a new and easier means of booking on thrifty.com.

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

        In January 2001, Thrifty became the exclusive car rental partner in Carlson Wagonlit's Gold Points Rewards Program, a customer loyalty program in the U.S. and Canada with more than 6 million cardholders and partners that include Radisson Hotels & Resorts, Country Inns & Suites by Carlson, T.G.I.Friday's, Carlson Wagonlit Travel (Canada), Famous Players Theatres and nearly 150 on-line partners like the Disney Store Online, Hallmark.com and SharperImage.com. In addition, during July 2001, Thrifty became the exclusive car rental supplier in Radisson's "Look to Book" program.

Summary Operating Data of Thrifty


                                                 Years ended December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------    ---------
                                                     (in thousands)

Revenues:
     U.S. and Canada franchisees           $ 185,556    $ 215,340    $ 225,934
     U.S. and Canada Company-owned stores     62,230       40,858       33,981
     International franchisees                 2,930        2,885        3,063
                                           ---------    ---------    ---------
        Total revenues                     $ 250,716    $ 259,083    $ 262,978
                                           =========    =========    =========


                                                    As of December 31,
                                           -----------------------------------
                                              2001         2000         1999
                                           ---------    ---------    ---------

Rental Locations:
     U.S. and Canada franchisee locations        541          613          651
     U.S. and Canada Company-owned stores         59           52           33

Franchisees:
     U.S. and Canada                             212          226          245
     International                                60           57           63

Fleet Acquisition and Management

        U.S. Vehicle Supply

        For the 2001 model year, DaimlerChrysler vehicles represented approximately 84% of the Company's total U.S. fleet. The Company also purchases or leases vehicles of other automotive manufacturers, permitting it to adjust the composition and overall cost of its fleet. The Company expects that for the 2002 model year, DaimlerChrysler vehicles will represent approximately 90% of the Company's U.S. fleet.

        Automotive manufacturers' residual value programs limit the Company's residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler's program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer's obligation is subject to certain conditions relating to the vehicle's age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to herein as "Program Vehicles." Vehicles for which rental companies bear residual value risk are referred to herein as "Non-Program Vehicles." The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies, except for Enterprise, are Program Vehicles.

        The Company's primary supplier, DaimlerChrysler, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileage, model mix requirements and vehicle condition and other return requirements. The residual value program enables the Company to limit its residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse Dollar and Thrifty for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles' aggregate predetermined residual value. Under the program, Dollar and Thrifty must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. Dollar and Thrifty are reimbursed under the program for certain transportation and auction-related costs.

        The Company also purchases Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, or if it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to the Company, does not set any terms or conditions on the resale of Non-Program Vehicles other than required minimum holding periods. For the 2001 model year, approximately 23% of the vehicles acquired by the Company were Non-Program Vehicles.

        The Company's operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler's residual value program, as well as by other purchase incentives DaimlerChrysler provides. The percentage of vehicles acquired under DaimlerChrysler's and other manufacturers' residual value programs in the future will depend upon a number of factors, including the availability and cost of these programs. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. Vehicle depreciation is the largest single cost element in the Company's operations. The percentage of the Company's vehicle rental fleets benefiting from residual value programs could decrease if the automotive manufacturers changed the size or terms of these programs. In that event, the Company would have increased residual value risk that could be material to its results of operations and could adversely affect its ability to finance its vehicles. Second, because it is difficult to predict future vehicle resale values, the Company may not be able to manage effectively the residual value risk on its Non-Program Vehicles. The residual value of Non-Program Vehicles depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. The Company cannot predict the level of retail sales incentives DaimlerChrysler or the other automotive manufacturers will offer in the future. The Company has received substantial payments under residual value programs over the past several years. See Note 5 of Notes to Consolidated Financial Statements.

        DaimlerChrysler has been the Company's principal supplier of vehicles. In 1996, DaimlerChrysler began operating under five-year vehicle supply arrangements that were formalized in 1996 and 1997 in separate U.S. vehicle supply agreements with Dollar and Thrifty, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement (the "VSA") with DaimlerChrysler, which enables the Company to acquire vehicles beginning with the 2002 model year through the 2006 model year. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company's results of operations. See Note 5 of Notes to Consolidated Financial Statements.

        The VSA provides that the Company will purchase at least 80% of its respective vehicles from DaimlerChrysler until a certain minimum level is reached. Also, certain minimum numbers of vehicles must be Program Vehicles. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

        If purchases of DaimlerChrysler vehicles by the Company during any model year exceed certain targets, DaimlerChrysler will make available additional Program Vehicles up to a maximum of 15% of the target number of DaimlerChrysler Program Vehicles.

        Vehicle Disposition

        Dollar and Thrifty generally hold vehicles in rental service from 8 months to 10 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under DaimlerChrysler's residual value program. As of December 31, 2001, the average age of vehicles in the Company's fleet was approximately 6 months. The Company's flexibility to adjust the holding period for vehicles, particularly for Program Vehicles, enables it to adjust the fleet size up or down relatively quickly in response to changing market conditions. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that cannot be returned.

        Dollar and Thrifty dispose of Non-Program Vehicles through auctions and directly to used car dealers, wholesalers, retailers and franchisees. During 2001, Dollar and Thrifty disposed of 45% of their Non-Program Vehicles through direct channels and 55% through auctions. Utilizing sales channels other than auctions avoids transportation costs, interest costs and auction fees and may provide higher net residual amounts from disposal.

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

        Fleet Leasing Programs

        Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers' residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees' leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 2001, approximately 23% and 63% of the vehicles in the fleets of Dollar's and Thrifty's respective U.S. franchisees had been provided through their fleet leasing programs. In 2001, approximately 2% of Dollar's and 57% of Thrifty's (including Canada) total revenue was derived from vehicle leasing programs.

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


U.S. Fleet Data




                                                                Years Ended December 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           --------     --------     --------

Thrifty:
     Average number of vehicles leased to franchisees        28,384       31,267       31,856
                                                           --------     --------     --------
     Average number of vehicles in combined fleets of
       franchisees                                           44,821       49,210       45,613

     Average number of vehicles in combined fleets of
       company-owned stores                                   2,418          720          483
                                                           --------     --------     --------
          Total                                              47,239       49,930       46,096
                                                           ========     ========     ========

Dollar:
     Average number of vehicles leased to franchisees         3,028        4,080        4,960
                                                           --------     --------     --------
     Average number of vehicles in combined fleets of
       franchisees                                           13,041       15,470       14,252

     Average number of vehicles in combined fleets of
       company-owned stores                                  62,611       61,858       56,065
                                                           --------     --------     --------
           Total                                             75,652       77,328       70,317
                                                           ========     ========     ========

Competition

        There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. Dollar and Thrifty's principal competitors may have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on leisure and tour customers. Dollar's franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, some of which have greater financial resources than the Company. Dollar's principal competitors for business and leisure travelers are Alamo, Avis, Budget, Hertz, National, Enterprise and Thrifty. Dollar competes primarily on the basis of price and customer service.

        Thrifty and its U.S. franchisees generally compete for cost-conscious consumers with Alamo, Avis, Budget, Hertz, National, Dollar and Enterprise. Hertz, Enterprise, Avis and Alamo as well as local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals. Thrifty's company-owned stores have a similar customer profile.

        The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Hertz and National, as well as Dollar and Thrifty.

Insurance

        The Company is subject to third-party bodily injury liability and property damage liability claims resulting from accidents involving their rental vehicles. For 2001, 2000 and most of 1999, the majority of the Company's operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Company retained the risk of loss in various amounts up to $2 million on a per occurrence basis. The Company maintains additional insurance at certain amounts in excess of its respective underlying coverages. During the first quarter of 2002, the Company reverted to retaining the risk of loss in various amounts up to $1 million on a per occurrence basis.

        The Company retains the risk of loss for general and garage liability insurance coverage in various amounts up to $2 million and maintains insurance at certain amounts in excess of $2 million. During 2001, the Company began retaining the risk of loss for any catastrophic and comprehensive damage to its vehicles. Previously, the Company insured this risk with a $250,000 deductible. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $250,000. The Company also carries excess liability and directors' and officers' liability insurance coverage.

        Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2001, the Company's reserve for public liability and property damage claims was approximately $23 million. The Company's obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds. As of December 31, 2001, these surety bonds totaled approximately $34.5 million.

        The Company also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 2001, the total amount of these bonds was approximately $22.7 million.

Regulation

        Loss Damage Waivers and Ancillary Insurance

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

Environmental Matters

        The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 12 and lease 102 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

        The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products ("Hazardous Substances") that now, or in the future, could require remediation. The Company also may be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties they own or operate, or owned or operated in the past, or at properties to which they send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

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

        The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including that caused by emissions and noise. Generally, these requirements are met by the manufacturer except, on occasion, equipment failure requiring repair by the Company.

        Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company's future environmental liabilities will not be material to the Company's consolidated financial position or results of operations or cash flows.

Employees

        As of December 31, 2001, the Company employed a total of approximately 5,400 full-time and part-time employees of whom approximately 4,100 were employed by Dollar and 1,300 by Thrifty. Approximately 200 of the Company's employees were subject to collective bargaining agreements as of December 31, 2001. The Company believes its relationship with its employees is good.

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

        In connection with the Revolving Credit Facility, Dollar also executed mortgages in favor of CSFB encumbering its real property located in San Diego, Tampa and Las Vegas. Thrifty also executed mortgages in favor of CSFB encumbering its real property located in Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston and Salt Lake City.

        Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is leased to franchisees or other third parties. As of December 31, 2001, the Company's company-owned operations were carried on at 193 locations in the U.S. and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

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

        In addition to the foregoing, various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings, including the one discussed above, could be decided unfavorably to the Company. Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the trading symbol "DTG." The high and low sales prices for the Common Stock for each quarterly period during 2001 and 2000, were as follows:


                                  First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
                                ---------    ---------    ---------    ---------

     2001
     ----

     High                        $ 22.38      $ 25.46      $ 24.00      $ 15.50
     Low                         $ 17.88      $ 19.75      $  8.50      $  9.35


     2000
     ----

     High                        $ 23.75      $ 21.00      $ 22.81      $ 20.81
     Low                         $ 11.38      $ 14.88      $ 18.25      $ 14.25

        The 24,326,345 shares of Common Stock outstanding at February 28, 2002 were held by approximately 3,300 registered and beneficial stockholders of record.

        The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since completion of the Offering.

        Under the terms of the Revolving Credit Facility, restrictions were imposed by the lenders on the payment of cash dividends to stockholders. During the term of such agreement, which expires August 2, 2005, dividends are permitted at the lesser of specified monetary levels or percentages of cash flow, except during the amendment and waiver period which extends through January 31, 2003, in which the amendment and waiver prohibits the payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.      SELECTED FINANCIAL DATA


               Selected Consolidated Financial Data of the Company

        The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. References to system-wide vehicle rental revenue include revenue received from the Company's company-owned stores and by franchisees from the rental of vehicles.



                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                               2001           2000           1999           1998          1997
                                           -----------    -----------    -----------    -----------    -----------


Statements of Operations:
    (in thousands except per share amounts)
Revenues:
    Vehicle rentals                        $   791,699    $   813,741    $   714,407    $   635,600    $   620,045
    Vehicle leasing                            162,204        198,686        218,614        202,371        164,701
    Fees and services                           56,057         61,166         57,046         51,770         49,143
    Other                                       10,075          9,850          8,685          9,225          9,899
                                           -----------    -----------    -----------    -----------    -----------
        Total revenues                       1,020,035      1,083,443        998,752        898,966        843,788
                                           -----------    -----------    -----------    -----------    -----------


Costs and expenses:
    Direct vehicle and operating               359,782        315,164        289,129        267,504        263,850
    Vehicle depreciation and lease
      charges, net                             365,894        340,448        311,113        305,169        294,911
    Selling, general and
      administrative                           169,599        187,711        190,994        163,256        149,697
    Interest expense, net                       92,365         97,703         95,114         88,726         87,852
    Amortization of goodwill                     6,178          5,941          5,842          5,417          6,010
                                           -----------    -----------    -----------    -----------    -----------
        Total costs and expenses               993,818        946,967        892,192        830,072        802,320
                                           -----------    -----------    -----------    -----------    -----------

Income before income taxes                      26,217        136,476        106,560         68,894         41,468

Income tax expense                              12,380         58,467         46,974         31,229         23,427
                                           -----------    -----------    -----------    -----------    -----------

Net income                                 $    13,837    $    78,009    $    59,586    $    37,665    $    18,041
                                           ===========    ===========    ===========    ===========    ===========


Earnings per share:
    Basic                                  $      0.57    $      3.23    $      2.47    $      1.56    $      0.90
    Diluted                                $      0.57    $      3.18    $      2.43    $      1.56    $      0.90


Balance Sheet Data:
    (in thousands)

Revenue-earning vehicles, net              $ 1,524,909    $ 1,522,388    $ 1,507,692    $ 1,342,066    $ 1,319,490
Total assets                               $ 2,163,692    $ 2,100,374    $ 2,171,653    $ 1,865,300    $ 1,942,210
Total debt                                 $ 1,516,733    $ 1,424,021    $ 1,555,609    $ 1,313,799    $ 1,418,687
Stockholders' equity                       $   463,321    $   458,139    $   379,127    $   315,914    $   268,426




U. S. and Canada


                                                                  Years Ended December 31,
                                           -----------------------------------------------------------------------
                                               2001           2000           1999           1998           1997
                                           -----------    -----------    -----------    -----------    -----------
SYSTEM-WIDE DATA:

Vehicle rental revenue:
   (in thousands)

    Company-owned stores                   $   792,000    $   814,000    $   714,000    $   636,000    $   620,000
    Franchisee locations                       634,000        737,000        699,000        620,000        516,000
                                           -----------    -----------    -----------    -----------    -----------
       Total vehicle rental revenue        $ 1,426,000    $ 1,551,000    $ 1,413,000    $ 1,256,000    $ 1,136,000
                                           ===========    ===========    ===========    ===========    ===========

Rental locations:

    Company-owned stores                           193            182            149            139            139
    Franchisee locations                           676            765            824            763            752
                                           -----------    -----------    -----------    -----------    -----------
       Total rental locations                      869            947            973            902            891
                                           ===========    ===========    ===========    ===========    ===========

Average number of vehicles operated
  during the period by company-owned
  stores and franchisees                       130,252        134,475        123,814        111,652        103,417

Peak number of vehicles operated
  during the period by company-owned
  stores and franchisees                       159,993        162,515        148,832        134,407        122,286

COMPANY-OWNED STORES DATA:

Vehicle rental data:

Average number of vehicles operated             68,696         65,702         59,218         53,983         53,719

Number of rental days                       20,640,229     20,347,296     18,155,768     16,374,491     16,320,568

Average revenue per day                    $     38.36    $     40.00    $     39.35    $     38.82    $     37.98

Monthly average revenue per vehicle        $       960    $     1,032    $     1,005    $       980    $       959


Vehicle leasing data:

Average number of vehicles leased               30,087         35,520         38,690         37,709         32,814

Average monthly lease revenue per unit     $       449    $       466    $       471    $       447    $       420




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The Company owns two separate vehicle rental companies, Dollar and Thrifty. They engage in the business of renting vehicles directly to retail and tour customers and providing vehicle leasing and other services to franchisees that rent to customers. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.

The Company's revenues consist of:

        o Vehicle rentals consists of revenue generated from renting vehicles to customers, including all related charges, through company-owned stores and is recognized as earned on a daily basis under the related rental contracts with customers.

        o Vehicle leasing consists of revenue generated from leasing vehicles to franchisees, principally under operating leases with fixed monthly payments and is recognized as earned over the lease terms.

        o Fees and services includes revenue generated from continuing franchise fees and providing reservations, insurance, supplies and other products and services to franchisees and is recognized as earned on a monthly basis.

        o Other includes revenue generated from franchise sales, parking income, non-vehicle lease income and interest income derived from franchisees and is recognized as earned on a daily or monthly basis, except initial franchise fees, which are recognized upon substantial completion of all material services and conditions of the franchise sale and which coincides with the date of sale and commencement of operations by the franchisee.


The Company's expenses consist of:

        o Direct vehicle and operating includes costs related to the rental of revenue-earning vehicles to customers and to the leasing of vehicles to franchisees, such as field personnel expenses, facility expenses, concessions and commissions paid to airport authorities, travel agencies and others, insurance and lease promotion expenses, net of certain incentives received from vehicle manufacturers.

        o Vehicle depreciation and lease charges, net includes depreciation expense relating to revenue-earning vehicles, net of gains and losses on the disposal of such vehicles, and lease charges for vehicles leased from third parties.

        o Selling, general and administrative includes expenses including headquarters personnel expenses, advertising and marketing expenses and reservation expenses.

        o Interest expense, net includes interest expense, net of interest earned on restricted cash, cash and cash equivalents, relating primarily to revenue-earning vehicle financing.

        o    Amortization of goodwill.

        The Company's profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the number of vehicles leased to franchisees. Significant changes in the purchase or disposal price of vehicles or interest rates can also have a significant effect on the Company's profitability, depending on the ability of the Company to adjust pricing and lease rates for these changes. The Company's business requires significant expenditures for vehicles and consequently, requires substantial liquidity to finance such expenditures.

        As with most companies, the Company must exercise judgment in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage - The Company may self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The Company retains the services of a third party actuary to provide estimates of these exposures for losses; however, these estimates change as claims are finalized and paid.

Vehicle depreciation expense - The Company generally purchases 75% to 80% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 20% to 25% of the Company's vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is 8 to 10 months and the Company typically has experienced gains on disposal.

Bad debt expense - The Company provides services to its franchisees, which include vehicles provided under a fleet leasing program. The Company historically has experienced several franchisee failures each year, particularly during periods of economic recession or as a result of other factors impacting the travel or rental car industries or individual franchisees. The Company must estimate a reserve for the potential that amounts owed by its franchisees will not be collected. This estimate includes evaluating the financial viability of the franchisee and related collateral and may change as economic or industry conditions change.

        The following discussion and analysis provides information that management believes to be relevant to understanding the Company's consolidated financial condition and results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in this report.

Results of Operations

        The following table sets forth the percentage of total revenues in the Company's consolidated statements of income:




                                                             Years Ended December 31,
                                                     ---------------------------------------
                                                        2001          2000          1999
                                                     -----------   -----------   -----------

Revenues:
     Vehicle rentals                                      77.6 %        75.1 %        71.5 %
     Vehicle leasing                                      15.9          18.3          21.9
     Fees and services                                     5.5           5.7           5.7
     Other                                                 1.0           0.9           0.9
                                                     -----------   -----------   -----------
         Total revenues                                  100.0         100.0         100.0
                                                     -----------   -----------   -----------


Costs and expenses:
     Direct vehicle and operating                         35.3          29.1          28.9
     Vehicle depreciation and lease charges, net          35.9          31.4          31.2
     Selling, general and administrative                  16.6          17.3          19.1
     Interest expense, net                                 9.0           9.0           9.5
     Amortization of goodwill                              0.6           0.6           0.6
                                                     -----------   -----------   -----------
         Total costs and expenses                         97.4          87.4          89.3
                                                     -----------   -----------   -----------

Income before income taxes                                 2.6          12.6          10.7

Income tax expense                                         1.2           5.4           4.7
                                                     -----------   -----------   -----------

Net income                                                 1.4 %         7.2 %         6.0 %
                                                     ===========   ===========   ===========



        The following table sets forth a breakdown of the Company's two major sources of revenue:



                                             Years Ended December 31,
                                  ---------------------------------------------
                                     2001              2000              1999
                                  ---------         ---------         ---------
                                                  (in thousands)
Vehicle rental revenue:
     Dollar                       $ 730,304         $ 773,328         $ 681,240
     Thrifty                         61,395            40,413            33,167
                                  ---------         ---------         ---------
       Total                      $ 791,699         $ 813,741         $ 714,407
                                  =========         =========         =========


Leasing revenue:
     Dollar                       $  19,036         $  25,014         $  28,762
     Thrifty                        143,168           173,672           189,852
                                  ---------         ---------         ---------
       Total                      $ 162,204         $ 198,686         $ 218,614
                                  =========         =========         =========






Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        The Company's operating results were negatively impacted in 2001 by the slowing U.S. economy, weaker rental car pricing and the dramatic impact on travel in the aftermath of the September 11 terrorist attacks. In addition to the decline in revenue caused by decreased volume and pricing, the Company experienced lower vehicle utilization, higher bad debt expenses associated with its franchisees, and incurred other expenses associated with right-sizing its cost structure, particularly following September 11.

        Revenues

        Total revenues for the year ended December 31, 2001 decreased $63.4 million, or 5.9%, to $1.020 billion compared to $1.083 billion in 2000. The decline in total revenues was due to decreases in leasing revenue of 18.4%, fees and services revenue of 8.4% and rental revenue of 2.7%.

        The Company's vehicle rental revenue for 2001 was $791.7 million, a 2.7% decrease from 2000. This decrease was due primarily to a $43.0 million decrease at Dollar, partially offset by a $21.0 million increase at Thrifty. The decline in vehicle rental revenue at Dollar was the result of a 1.5% decrease in rental days combined with a 4.1% decrease in revenue per day. The rental revenue growth at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

        Vehicle leasing revenue for 2001 was $162.2 million, an 18.4% decrease from 2000. This decrease in vehicle leasing revenue reflects a decrease of $30.5 million, or 17.6%, in Thrifty's leasing revenue and a decrease of $6.0 million, or 23.9% in Dollar's leasing revenue. This decrease was primarily due to a 15.3% decline in the average lease fleet, due to the shift of locations from franchised operations to corporate operations, combined with a 3.6% decline in the average lease rate, partially due to a decline in interest rates.

        Fees and services revenue decreased 8.4% to $56.1 million compared to 2000, primarily due to the shift of locations from franchised operations to corporate operations.

        Expenses

        Total expenses increased 4.9% from $947.0 million in 2000 to $993.8 million in 2001. This increase was due primarily to a $22.4 million, or 3.1% increase for Dollar and a $24.9 million, or 11.0% increase at Thrifty. Total expenses as a percentage of revenue rose to 97.4% in 2001 from 87.4% in 2000.

        Direct vehicle and operating expenses for 2001 increased $44.6 million, or 14.2%, comprised of a $21.4 million increase at Dollar and a $23.2 million increase at Thrifty. The overall increase at Dollar was due to higher insurance costs and vehicle-related expenses, including costs related to accelerated vehicle returns in right-sizing the cost structure, and to costs associated with operating additional corporate stores. The increase at Thrifty was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees and to increased bad debt expenses for franchisee receivables. Direct vehicle and operating expenses were 35.3% of revenue for 2001, compared to 29.1% of revenue for 2000.

        Net vehicle depreciation expense and lease charges for 2001 increased $25.4 million, or 7.5%, from 2000 consisting of a $21.8 million increase at Dollar and a $3.6 million increase at Thrifty. Net vehicle depreciation expense increased $20.7 million, or 6.1%, due to a 7.6% increase in the average depreciation rate at both Dollar and Thrifty, partially offset by a 1.4% decrease in depreciable fleet. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $13.8 million in 2001 and $26.1 million in 2000. Lease charges for vehicles leased from third parties decreased $7.6 million due to fewer vehicles leased during 2001.

        Selling, general and administrative expenses of $169.6 million for 2001 decreased from $187.7 million in 2000, comprised primarily of a $17.5 million decrease at Dollar and a $0.1 million decrease at Thrifty. The lower costs were due primarily to lower personnel related costs, sales and marketing costs and other administrative costs in 2001. In 2001, the Company incurred $2.5 million in severance costs associated with layoffs of headquarters personnel due to the impacts of September 11.

        Net interest expense decreased $5.3 million, or 5.5% to $92.4 million in 2001 primarily due to lower interest rates, partially offset by higher average vehicle debt.

        The tax provision for 2001 was $12.4 million. The effective tax rate of 47.2% for 2001 was higher than the 42.8% in 2000. The increase in the effective tax rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory tax rate due primarily to non-deductible goodwill amortization and state and local taxes.

        Operating Results

        The Company had income before income taxes of $26.2 million for 2001 as compared to $136.5 million in 2000. This decline was due to a $77.0 million decrease at Dollar and a $33.3 million decrease at Thrifty.

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

        The Company's vehicle rental revenue for 2000 was $813.7 million, a 13.9% increase from 1999. This increase was due primarily to a $92.1 million increase at Dollar and a $7.2 million increase at Thrifty. The growth in vehicle rental revenue at Dollar was the result of an 11.5% increase in rental days combined with a 1.8% increase in revenue per day. The rental revenue growth at Dollar related to the acquisition of franchisees was $16.2 million, which represented approximately 18% of Dollar's total rental revenue growth during 2000.

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

        Net vehicle depreciation expense and lease charges for 2000 increased $29.3 million, or 9.4%, due to both an increase in the average number of owned and leased vehicles and to higher costs per vehicle compared to 1999. Lease charges, for vehicles leased from third parties, increased $20.7 million due to more vehicles leased during 2000. Net vehicle depreciation expense increased $9.5 million, or 2.9%, due to a 4.7% increase in the average depreciation rate (a 6.0% increase at Dollar and a 1.9% increase at Thrifty) partially offset by a 1.7% decrease in depreciable fleet. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $26.1 million in 2000 and $25.2 million in 1999. Net vehicle depreciation and lease charges increased by $30.2 million at Dollar and decreased by $0.9 million at Thrifty.

        Selling, general and administrative expenses of $187.7 million for 2000 decreased from $190.9 million in 1999, comprised primarily of a $0.2 million decrease at Dollar and a $3.5 million decrease at Thrifty. The lower costs were due primarily to lower personnel related costs during 2000.

        Net interest expense increased $2.6 million, or 2.7% to $97.7 million. Net interest expense decreased as a percentage of revenue from 9.5% in 1999 to 9.0% in 2000, partially due to more vehicles under operating leases in 2000. The increase in expense for the Company was due to the effect of higher average vehicle debt levels and vehicle interest rates partially offset by an increase in the interest earned on invested restricted cash and other interest income.

        The tax provision for 2000 was $58.5 million. The effective tax rate of 42.8% for 2000 was down from 44.1% in 1999. The decrease in the effective tax rate was due primarily to the change in the relationship between permanent differences and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory tax rate due primarily to non-deductible goodwill amortization and state and local taxes.

        Operating Results

        The Company had income before income taxes of $136.5 million for 2000 as compared to $106.6 million in 1999, a 28.1% increase. This growth was due to a $24.0 million increase at Dollar and a $5.9 million increase at Thrifty.


Liquidity and Capital Resources


        The Company's primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, franchisee acquisitions and for working capital. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

        The Company's primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities is primarily the result of net income, adjusted for depreciation, and totaled $370.3 million for 2001.
The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit and working capital loans are provided under the Company's Revolving Credit Facility.

        The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day bank facilities, which are renewable annually. These facilities were renewed by February 2002. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2006. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue approximately $350 million in additional notes during 2002, partially to replace maturing notes of $170 million.

        Cash used in investing activities was $457.1 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.8 billion ($1.7 billion at Dollar and $1.1 billion at Thrifty), which was partially offset by $2.4 billion ($1.5 billion at Dollar and $0.9 billion at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments increased $17.3 million for the year ended December 31, 2001. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses under the asset backed notes and other agreements discussed below. The Company also used cash for non-vehicle capital expenditures of $32.9 million. These expenditures consist primarily of airport facility improvements for the Company's rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $15 million in 2002. In addition, the Company will pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions, if available. Future franchisee acquisition expenditures are expected to be financed with cash provided from operations.

        Cash received in financing activities was $85.8 million primarily due to the issuance of $350 million in asset backed notes in March 2001, partially reduced by the maturity of asset backed notes totaling $230 million and a net decrease in the issuance of commercial paper totaling approximately $81 million.

        The Company has various commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company's contractual cash obligations and other commercial commitments subsequent to December 31, 2001:


                                                           Payments due or commitment expiration by period
                                           -------------------------------------------------------------------------------
                                                                             (In thousands)

                                                                                                                   Beyond
                                              Total         2002        2003       2004       2005       2006     5 Years
                                           -----------  -----------  ---------  ---------  ---------  ---------  ---------
Contractual cash obligations:
  Long-term debt   (1)                     $ 1,201,561  $   171,786  $ 273,469  $ 269,092  $ 253,881  $ 233,333  $       -
  Commercial paper outstanding (1)             128,502      128,502          -          -          -          -          -
  Other short-term borrowings (1)              187,180      187,180          -          -          -          -          -
                                           -----------  -----------  ---------  ---------  ---------  ---------  ---------
      Subtotal - Debt and other obligations  1,517,243      487,468    273,469    269,092    253,881    233,333          -
                                           -----------  -----------  ---------  ---------  ---------  ---------  ---------
  Operating lease commitments                  112,116       21,638     16,903     12,981     10,483      8,656     41,455
  Airport concession fee commitments           205,863       37,865     29,263     23,879     20,595     16,295     77,966
  Vehicle purchase commitments                 852,513      852,513          -          -          -          -          -
                                           -----------  -----------  ---------  ---------  ---------  ---------  ---------
   Total contractual cash obligations      $ 2,687,735  $ 1,399,484  $ 319,635  $ 305,952  $ 284,959  $ 258,284  $ 119,421
                                           ===========  ===========  =========  =========  =========  =========  =========

Other commercial commitments:
  Letters of credit                        $    74,321  $    40,409  $  19,037  $  14,875  $       -  $       -  $       -
                                           ===========  ===========  =========  =========  =========  =========  =========



     (1) Further discussion of long-term debt, commercial paper outstanding and short-term borrowings is described below and in Note 8 of the Notes to Consolidated Financial Statements. Amounts exclude related discounts, where applicable.


        Asset Backed Notes

        The asset backed note program is comprised of $1.2 billion in asset backed notes with maturities ranging from 2002 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 5.90% to 7.10% on $1.17 billion, including the 2001 Series Notes of $350 million, which are floating rate notes swapped to a fixed rate, and floating rates on $33.4 million ranging from LIBOR plus 0.95% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $42.6 million at December 31, 2001.

        In April 2001, the Company increased its financing capacity from $150 million to $200 million under its asset backed Variable Funding Note Purchase Facility (the "Conduit Facility"). In January 2002, the Conduit Facility was renewed and increased to $275 million. An additional bank is expected to enter into the Conduit Facility in April 2002, increasing the facility to $325 million. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually.

        In March 2001, Rental Car Finance Corp. issued $350 million of asset backed notes (the "2001 Series Notes") to replace maturing asset backed notes and provide additional vehicle financing capacity. The 2001 Series Notes are floating rate notes that have a term of five years. In conjunction with the issuance of the 2001 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to a fixed rate.

        Commercial Paper Program and Liquidity Facility

        At December 31, 2001, the Company's commercial paper program (the "Commercial Paper Program") had a maximum capacity of $800 million supported by a $715 million, 364-day liquidity facility (the "Liquidity Facility"). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2001, the Company had $128.3 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the third quarter of 2001 when it reached $649.7 million to support the seasonal increase in vehicle fleet.

        The Commercial Paper Program was renewed for a 364-day period effective February 26, 2002, at a maximum capacity of $589 million, backed by a renewal of the Liquidity Facility totaling $522 million.

        Other Obligations and Vehicle Debt

        Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization program which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At December 31, 2001, Thrifty had approximately CND$81.9 million (US$51.4 million) funded under this program.

        In September 2001, a vehicle manufacturer's finance subsidiary increased an existing revolving line of credit to $140 million for the Company to purchase revenue-earning vehicles. The line of credit is secured by the vehicles financed under this facility. This credit facility expires in one year and is renewable annually. At December 31, 2001, the Company had $113.1 million outstanding under the line of credit.

        The Company has a $25 million vehicle line of credit that bears interest at rates based on commercial paper rates. The line has a one-year term and is collateralized by the vehicles financed under the facility. At December 31, 2001, the Company had $18.4 million outstanding under the line of credit.

        Revolving Credit Facility

        The Company has a $215 million senior secured, revolving credit facility (the "Revolving Credit Facility") which is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million that expires August 2, 2005. The availability of funds under the Revolving Credit Facility is subject to the Company's continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a minimum level of adjusted EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum interest coverage ratio. Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002. In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchisee acquisitions and the usage of the Revolving Credit Facility to a maximum of $190 million during the amendment and waiver period. At December 31, 2001, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $60.3 million and no working capital borrowings.

        DaimlerChrysler Credit Support

        DaimlerChrysler currently provides $11.4 million of credit support for the Company's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit declines annually over five years, which began September 30, 1999, by the greater of $5.7 million or 50% of the Company's excess cash flow, as defined. The Company may need to replace reductions in the letter of credit with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Company.

        Debt Servicing Requirements

        The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2001, the Company's total consolidated debt and other obligations were approximately $1.5 billion, substantially all of which was secured debt for the purchase of vehicles. The majority of the Company's vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company financial statements. The Company has scheduled annual principal payments of approximately $488 million in 2002, $273 million in 2003, $269 million in 2004, $254 million in 2005 and $233 million in 2006.

        The Company intends to use cash generated from operations and from the sale of vehicles for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and cash generated from operations. The Company expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

        The Company has significant requirements for bonds to support its insurance programs and airport concession obligations. At December 31, 2001, various insurance companies had issued approximately $57.2 million in bonds to secure these obligations.

        Interest Rate Risk

        The Company's results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2002, approximately 35% of its average debt will bear interest at floating rates. The amount of the Company's financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 8 of Notes to Consolidated Financial Statements.

Inflation

        The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company's other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company's overall operating costs will be greater for the Company than for its competitors.

New Accounting Standards

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. At January 1, 2001, the Company had no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Company's consolidated financial statements upon adoption. During March 2001, the Company entered into an interest rate swap agreement (the "Swap") in connection with the issuance of $350 million of asset backed notes. Management believes it has met the criteria for hedge accounting for the Swap.

        In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

        The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Application of the non-amortization provisions of SFAS No. 141 and SFAS No. 142 will have a favorable impact on the Company's net income of approximately $5.9 million for the year ending December 31, 2002. The Company is currently performing the required impairment tests of goodwill and other intangible assets as of January 1, 2002, but has not yet determined the effect, if any, the tests will have on its consolidated financial position or results of operations.

        In  August 2001,  the  FASB  issued SFAS  No. 144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as required on January 1, 2002. This standard had no effect on the Company's consolidated financial statements upon adoption.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." The Company's primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and an interest rate swap agreement. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company's debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.



                                                                                                                Fair Value
Expected Maturity Dates                                                                                        December 31,
as of December 31, 2001                 2002        2003        2004        2005        2006        Total          2001
--------------------------           ---------   ---------   ---------   ---------   ---------   -----------   -----------
(in thousands)

Debt

Vehicle obligations and other-
  floating rates                     $ 260,031   $  22,269   $       -   $  11,135   $       -   $   293,435   $   293,204

Weighted Average interest rates           3.05%       2.89%          -        2.99%          -

Vehicle obligations and other-
  fixed rates (1)                    $ 171,786   $ 251,200   $ 269,092   $ 242,746   $ 233,333   $ 1,168,157   $ 1,196,178

Weighted Average interest rates           6.46%       6.40%       6.22%       6.37%       6.04%

Vehicle obligations and other-
  Canadian dollar denominated        $  55,651   $       -   $       -   $       -   $       -   $    55,651   $    55,651

Weighted Average interest rates           2.72%          -           -           -           -


(1) Fixed rate vehicle obligations and other include the $350 million Series 2001 Notes swapped from a floating interest rate to a fixed interest rate.




                                                                                                                Fair Value
Expected Maturity Dates                                                                                        December 31,
as of December 31, 2000                 2001        2002        2003        2004        2005        Total          2000
--------------------------           ---------   ---------   ---------   ---------   ---------   -----------   -----------
(in thousands)

Debt

Vehicle obligations and other-
  floating rates                     $ 299,705   $       -   $  22,269   $       -   $  11,135   $   333,109   $   331,227

Weighted Average interest rates           7.15%          -        7.61%          -        7.71%

Vehicle obligations and other-
  fixed rates                        $ 226,864   $ 171,786   $ 251,200   $ 269,092   $ 126,079   $ 1,045,021   $ 1,039,294

Weighted Average interest rates           6.48%       6.46%       6.40%       6.22%       6.67%

Vehicle obligations and other-
  Canadian dollar denominated        $  48,223   $       -   $       -   $       -   $       -   $    48,223   $    48,223

Weighted Average interest rates           6.11%          -           -           -           -



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA












INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE, LLP


Tulsa, Oklahoma
February 8, 2002, except for
Note 18 as to which the
date is February 26, 2002



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands Except Per Share Data)
---------------------------------------------------------------------------------------------------------


                                                                   2001            2000            1999

REVENUES:
   Vehicle rentals                                           $    791,699    $    813,741    $    714,407
   Vehicle leasing                                                162,204         198,686         218,614
   Fees and services                                               56,057          61,166          57,046
   Other                                                           10,075           9,850           8,685
                                                             ------------    ------------    ------------
           Total revenues                                       1,020,035       1,083,443         998,752
                                                             ------------    ------------    ------------
COSTS AND EXPENSES:
   Direct vehicle and operating                                   359,782         315,164         289,129
   Vehicle depreciation and lease charges, net                    365,894         340,448         311,113
   Selling, general and administrative                            169,599         187,711         190,994
   Interest expense, net of interest income of $6,570,
      $9,288 and $6,071                                            92,365          97,703          95,114
   Amortization of goodwill                                         6,178           5,941           5,842
                                                             ------------    ------------    ------------
           Total costs and expenses                               993,818         946,967         892,192
                                                             ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                         26,217         136,476         106,560

INCOME TAX EXPENSE                                                 12,380          58,467          46,974
                                                             ------------    ------------    ------------
NET INCOME                                                   $     13,837    $     78,009    $     59,586
                                                             ============    ============    ============
Earnings per share:
   Basic                                                     $       0.57    $       3.23    $       2.47
                                                             ============    ============    ============
   Diluted                                                   $       0.57    $       3.18    $       2.43
                                                             ============    ============    ============


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(In Thousands Except Share and Per Share Data)
---------------------------------------------------------------------------------------------------------


                                                                                   2001            2000
ASSETS

Cash and cash equivalents                                                    $     37,532    $     38,493
Restricted cash and investments                                                    48,090          30,760
Receivables, net                                                                  197,224         182,689
Prepaid expenses and other assets                                                  64,946          54,994
Revenue-earning vehicles, net                                                   1,524,909       1,522,388
Property and equipment, net                                                       101,231          90,976
Income taxes receivable                                                             8,149               -
Intangible assets, net                                                            181,611         180,074
                                                                             ------------    ------------
                                                                             $  2,163,692    $  2,100,374
                                                                             ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts payable                                                          $     25,741    $     50,455
   Accrued liabilities                                                            112,626         118,562
   Deferred income tax liability                                                   22,132          13,828
   Public liability and property damage                                            23,139          35,369
   Debt and other obligations                                                   1,516,733       1,424,021
                                                                             ------------    ------------
          Total liabilities                                                     1,700,371       1,642,235

COMMITMENTS AND CONTINGENCIES
                                                                                .
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 10,000,000 shares; none outstanding                                    -               -
   Common stock, $.01 par value:
      Authorized 50,000,000 shares; issued and outstanding 24,310,816
      and 24,191,893, respectively                                                    243             242
   Additional capital                                                             708,962         710,320
   Accumulated deficit                                                           (237,618)       (251,455)
   Accumulated other comprehensive loss                                            (8,266)           (968)
                                                                             ------------    ------------
          Total stockholders' equity                                              463,321         458,139
                                                                             ------------    ------------
                                                                             $  2,163,692    $  2,100,374
                                                                             ============    ============


See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands Except Share and Per Share Data)
------------------------------------------------------------------------------------------------------------------------------------



                                              Common Stock                               Accumulated
                                             $.01 Par Value                                 Other       Treasury Stock     Total
                                            ------------------  Additional Accumulated  Comprehensive   -------------- Stockholders'
                                              Shares    Amount    Capital     Deficit    Income (Loss)  Shares  Amount     Equity



BALANCE, JANUARY 1, 1999                    24,125,055  $  241   $ 705,880  $(389,050)     $ (1,157)        -  $    -   $   315,914

   Issuance of common shares for
      director compensation                      2,798       -         52           -             -         -       -            52

   Stock option transactions                    30,576       1        866           -             -         -       -           867

   Performance share incentive plan                  -       -      2,242           -             -         -       -         2,242

   Comprehensive income:
      Net income                                     -       -           -     59,586             -         -       -        59,586
      Foreign currency translation                   -       -           -          -           466         -       -           466
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
   Total comprehensive income                        -       -           -     59,586           466         -       -        60,052
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
BALANCE, DECEMBER 31, 1999                  24,158,429     242     709,040   (329,464)         (691)        -       -       379,127

   Issuance of common shares for
      director compensation                      2,164       -          40          -             -         -       -            40

   Stock option transactions                    31,300       -         582          -             -         -       -           582

   Performance share incentive plan                  -       -         658          -             -         -       -           658

   Comprehensive income:
      Net income                                     -       -           -     78,009             -         -       -        78,009
      Foreign currency translation                   -       -           -          -          (277)        -       -          (277)
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
   Total comprehensive income                        -       -           -     78,009          (277)        -       -        77,732
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
BALANCE, DECEMBER 31, 2000                  24,191,893     242     710,320   (251,455)         (968)        -       -       458,139

   Issuance of common shares for
      director compensation                      3,828       -         60           -             -         -       -            60

   Issuance of common shares for
      401(k) company match                      12,562       -         162          -             -         -       -           162

   Stock option transactions                   102,074       1       2,035          -             -         -       -         2,036

   Performance share incentive plan:
      Purchase of common stock for the
        treasury                                     -       -           -          -             -  (167,241) (3,615)       (3,615)
      Issuance of common stock in
        settlement of vested performance
        shares:
           Common stock                            459       -           -          -             -         -       -             -
           Treasury stock transferred to
            deferred compensation plan               -       -      (3,615)         -             -   167,241   3,615             -

   Comprehensive income:
      Net income                                     -       -           -     13,837             -         -       -        13,837
      Interest rate swap                             -       -           -          -        (6,758)        -       -        (6,758)
      Foreign currency translation                   -       -           -          -          (540)        -       -          (540)
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
   Total comprehensive income                        -       -           -     13,837        (7,298)        -       -         6,539
                                            ----------  ------   ---------  ---------      --------   -------  ------   -----------
BALANCE, DECEMBER 31, 2001                  24,310,816  $  243   $ 708,962  $(237,618)     $ (8,266)        -  $    -   $   463,321
                                            ==========  ======   =========  =========      ========   =======  ======   ===========


See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                        2001          2000          1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $   13,837    $   78,009    $   59,586
   Adjustments to reconcile net income to net cash provided
     by operating activities:
      Depreciation                                                                     372,322       349,697       338,702
      Amortization                                                                       9,823         9,450         8,927
      Common stock option transactions                                                      40           112           323
      Performance share incentive plan                                                       -           658         2,242
      Net gains from disposition of revenue-earning vehicles                           (13,752)      (26,084)      (25,248)
      Provision for losses on receivables                                               21,790        11,925         9,682
      Deferred income taxes                                                             12,810         8,168        14,214
      Change in assets and liabilities, net of acquisitions:
         Receivables                                                                    21,216       (17,011)      (19,045)
         Prepaid expenses, intangibles and other assets                                 (1,129)       (9,275)        3,906
         Accounts payable, accrued liabilities and income
            taxes payable/receivable                                                   (54,079)        6,427         3,748
         Public liability and property damage                                          (12,230)      (23,414)      (18,836)
         Other                                                                            (367)           30           548
                                                                                    ----------    ----------    ----------
           Net cash provided by operating activities                                   370,281       388,692       378,749

CASH FLOWS FROM INVESTING ACTIVITIES:
   Revenue-earning vehicles:
      Purchases                                                                     (2,815,139)   (2,533,661)   (2,410,739)
      Proceeds from sales                                                            2,410,068     2,169,222     1,927,007
   Net change in restricted cash and investments                                       (17,330)      113,911       (82,416)
   Property, equipment and software:
      Purchases                                                                        (32,900)      (33,657)      (24,476)
      Proceeds from sales                                                                  483           232         1,031
   Acquisition of businesses, net of cash acquired                                      (2,271)      (10,097)            -
                                                                                    ----------    ----------    ----------
           Net cash used in investing activities                                      (457,089)     (294,050)     (589,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt and other obligations:
      Proceeds                                                                       7,667,314     3,288,480     3,699,487
      Payments                                                                      (7,574,773)   (3,420,307)   (3,457,971)
   Issuance of common shares                                                             2,218           470           544
   Purchase of common stock for the treasury                                            (3,615)            -             -
   Financing issue costs                                                                (5,297)       (2,292)       (3,221)
                                                                                    ----------    ----------    ----------
           Net cash provided by (used in) financing activities                          85,847      (133,649)     238,839
                                                                                    ----------    ----------    ----------
CHANGE IN CASH AND CASH EQUIVALENTS                                                       (961)      (39,007)       27,995

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                    38,493        77,500        49,505
                                                                                    ----------    ----------    ----------
   End of year                                                                      $   37,532    $   38,493    $   77,500
                                                                                    ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for:
      Income taxes to taxing authorities                                            $    7,125    $   39,285    $   52,343
                                                                                    ==========    ==========    ==========
      Interest                                                                      $   94,244    $  102,027    $   95,038
                                                                                    ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Issuance of common stock for director compensation                               $       60    $       40    $       52
                                                                                    ==========    ==========    ==========
   Direct financing and sales-type lease receivables                                $   57,963    $   38,472    $   14,780
                                                                                    ==========    ==========    ==========
   Deferred income on sales-type lease receivables                                  $      401    $      409    $        -
                                                                                    ==========    ==========    ==========
   Notes receivable issued for franchise sales                                      $        -    $        -    $      590
                                                                                    ==========    ==========    ==========
   Acquisition of franchises                                                        $      422    $      804    $        -
                                                                                    ==========    ==========    ==========


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


 1.  BASIS OF PRESENTATION

     Dollar Thrifty Automotive Group, Inc. ("DTG") is the successor to Pentastar Transportation Group, Inc. Prior to December 23, 1997, DTG was a wholly owned subsidiary of Chrysler Corporation, now known as DaimlerChrysler Corporation ("DaimlerChrysler"). On December 23, 1997, DTG completed an initial public offering of all its outstanding common stock owned by DaimlerChrysler together with additional shares issued by DTG.

     DTG's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar"), Thrifty, Inc., Rental Car Finance Corp. ("RCFC") and Dollar Thrifty Funding Corp. ("DTFC"). Thrifty, Inc. is the parent company to Thrifty Car Sales and Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty"). Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are reflected in the accompanying consolidated financial statements. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the "Company" is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Intercompany accounts and transactions have been eliminated in consolidation.

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

     Restricted Cash and Investments - Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 8). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was
     $3,531,000,   $3,624,000  and   $2,379,000,   for  2001,   2000  and  1999,
     respectively.

     Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

     Revenue-Earning Vehicles - Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 75% to 80% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 20% to 25% of the Company's vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Depreciation rates generally range from approximately 1.00% to 2.60% per month.

     Property and Equipment - Property and equipment are recorded at cost and are depreciated or amortized using principally the straight-line basis over the estimated useful lives of the related assets. Estimated useful lives range from ten to thirty years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the lives of the related leases.

     Intangible Assets - Intangible assets are amortized using the straight-line basis. Goodwill is amortized over forty and twenty-year periods. Other intangible assets are amortized primarily over five years. The Company assesses the recoverability of goodwill based on its estimates of the expected future cash flows of the operations to which such amounts relate.

     Long-Lived Assets - The Company reviews the value of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

     Accounts Payable - Disbursements in excess of bank balances of $13,740,000 and $33,844,000 are included in accounts payable at December 31, 2001 and 2000, respectively.

     Public Liability and Property Damage - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2001.

     Foreign Currency Translation - Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders' equity and comprehensive income.

     Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. Revenues from leasing vehicles to franchisees are principally under operating leases with fixed monthly payments and are recognized as earned over the lease terms. Revenues from fees and services include providing sales and marketing, reservations, information systems and other services to franchisees. Revenues from these services are generally based on a percentage of franchisee rental revenue and are recognized as earned on a monthly basis. Initial franchise fees, which are recorded to other revenues, are recognized upon substantial completion of all material services and conditions of the franchise sale, which coincides with the date of sale and commencement of operations by the franchisee.

     Advertising Costs - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $28,781,000, $30,166,000 and $34,142,000, for 2001, 2000 and 1999, respectively.

     Thrifty's primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad"). Thrifty made payments of $3,447,000, $2,983,000 and $2,865,000 in 2001, 2000 and 1999, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $2,757,000, $2,647,000 and $2,392,000 during 2001, 2000 and 1999, respectively, which are recorded as offsets to selling, general and administrative expense.

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

     Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company's stock at the end of each period. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

     New Accounting Standards - Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. At January 1, 2001, the Company had no identified derivative instruments or hedging activities. Accordingly, this standard had no material effect on the Company's consolidated financial statements upon adoption. During March 2001, the Company entered into an interest rate swap agreement, which qualified for hedge accounting treatment under SFAS No. 133 (Note 9).

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. Application of the non-amortization provisions of SFAS No. 141 and SFAS No. 142 will have a favorable impact on the Company's net income of approximately $5.9 million for the year ending December 31, 2002. The Company is currently performing the required impairment tests of goodwill and other intangible assets as of January 1, 2002, but has not yet determined the effect, if any, the tests will have on its consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as required on January 1, 2002. This standard had no effect on the Company's consolidated financial statements upon adoption.

     Reclassifications  - Certain  reclassifications  have been made to the 2000
     and   1999   consolidated   financial   statements   to   conform   to  the
     classifications used in 2001.

3.   ACQUISITIONS

     During 2001, Thrifty acquired certain assets and assumed certain liabilities of nineteen locations from four former franchisees, the largest locations being Dallas and San Francisco. During 2000, Dollar acquired certain assets and assumed certain liabilities of eleven locations from three former franchisees, the largest locations being San Antonio, Atlanta and Memphis. Total cash paid, net of cash acquired, for these acquisitions was $2,271,000 and $10,097,000 in 2001 and 2000, respectively. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material in 2001 or 2000, are included in the consolidated statements of income of the Company.

 4.  RECEIVABLES

     Receivables consist of the following:

                                                           December 31,
                                                   -----------------------------
                                                        2001             2000
                                                          (In Thousands)

Trade accounts receivable                          $    91,623      $   108,145
Notes receivable                                         6,662           10,199
Financing receivables, net                              44,227           27,324
Due from DaimlerChrysler                                78,967           62,449
                                                   -----------      -----------
                                                       221,479          208,117
Less allowance for doubtful accounts                   (24,255)         (25,428)
                                                   -----------      -----------
                                                   $   197,224      $   182,689
                                                   ===========      ===========

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

     Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees for vehicles. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income of $628,000 and $804,000 at December 31, 2001 and 2000,
     respectively.

     Due from DaimlerChrysler is comprised primarily of amounts due under various incentive and promotion programs.

 5.  REVENUE-EARNING VEHICLES

     Revenue-earning vehicles consist of the following:
                                                           December 31,
                                                  ------------------------------
                                                     2001               2000
                                                         (In Thousands)

Revenue-earning vehicles                           $ 1,693,461      $ 1,677,335
Less accumulated depreciation                         (168,552)        (154,947)
                                                   -----------      -----------
                                                   $ 1,524,909      $ 1,522,388
                                                   ===========      ===========

     Dollar and Thrifty entered into U.S. Vehicle Supply Agreements with DaimlerChrysler, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement (the "VSA") with DaimlerChrysler, which enables the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. Under the VSA, DaimlerChrysler has agreed to supply certain specified volumes of vehicles, which are comprised of approximately 80% guaranteed depreciation program vehicles ("Program Vehicles"). The Company is required to purchase at least 80% of its vehicles from DaimlerChrysler, up to specified volumes of which minimum amounts must be Program Vehicles. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue-earning vehicles from DaimlerChrysler and DaimlerChrysler Canada Inc. ("DaimlerChrysler Canada") were $2,499,355,000, $2,290,430,000 and $2,101,537,000 during 2001, 2000 and 1999, respectively.

     Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments received are included in proceeds from sales of revenue-earning vehicles. Additionally, the Company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected in interest expense, net. Amounts recorded from DaimlerChrysler and DaimlerChrysler Canada for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $474,602,000, $395,694,000 and $312,932,000 in 2001, 2000 and 1999,
     respectively. Buyback payments received from DaimlerChrysler Canada were $78,749,000, $81,222,000 and $69,545,000 in 2001, 2000 and 1999,
     respectively.

     The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $20,905,000, $28,493,000 and $7,787,000 for 2001, 2000 and 1999, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next three years for vehicles under operating leases with terms greater than one year total $1,151,000.

 6.  PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                        2001             2000
                                                         (In Thousands)

Land                                              $     13,744     $     14,132
Buildings and improvements                              17,273           16,882
Furniture and equipment                                 57,412           50,865
Leasehold improvements                                  76,811           48,526
Construction in progress                                 5,974           21,588
                                                  ------------     ------------
                                                       171,214          151,993
Less accumulated depreciation and amortization         (69,983)         (61,017)
                                                  ------------     ------------
                                                  $    101,231     $     90,976
                                                  ============     ============

7.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                      2001             2000
                                                         (In Thousands)

Goodwill                                          $    268,859     $    266,048
Software                                                28,880           19,884
                                                  ------------    -------------
                                                       297,739          285,932
Less accumulated amortization                         (116,128)        (105,858)
                                                  ------------    -------------
                                                  $    181,611     $    180,074
                                                  ============    =============

8.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations consist of the following (in thousands):

                                                                                December 31,
                                                                      -------------------------------
                                                                        2001               2000
                                                                             (In Thousands)
Vehicle Debt and Other Financing:
   Asset backed notes:
      2001 Series notes                                               $     350,000    $           -
      1999 Series notes                                                     250,000          250,000
      1997 Series notes                                                     600,000          746,653
      1995 Series notes                                                           -           83,166
                                                                      -------------    -------------
                                                                          1,200,000        1,079,819
           Discounts on asset backed notes                                     (279)            (450)
                                                                      -------------    -------------
           Asset backed notes, net of discount                            1,199,721        1,079,369
   Commercial paper, net of discount of $231 and $1,882                     128,271          209,705
   Vehicle manufacturer line of credit                                      113,086           82,462
   Limited partner interest in limited partnership                           51,442           45,688
   Other vehicle debt                                                        24,213            6,797
                                                                      -------------    -------------
Total debt and other obligations                                      $   1,516,733    $   1,424,021
                                                                      =============    =============

     Vehicle Debt and Other Financing

     Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in March 2001 (the "2001 Series notes"), April 1999 (the "1999 Series notes"), December 1997 (the "1997 Series notes") and December 1995 (the "1995 Series notes").

     The 2001 Series notes are floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note
     9) in conjunction with the issuance of the notes.

     The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 5.9% to 7.1%.

     The 1997 Series notes are comprised of $566,596,000 and $713,249,000 of fixed rate notes in 2001 and 2000, respectively, with rates ranging from 6.45% to 6.70% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus 0.95% to LIBOR plus 1.05% (2.89% to 2.99% at December 31, 2001 and 7.61% to 7.71% at December 31, 2000).

     The 1995 Series notes were comprised of $79,166,000 of 6.6% fixed rate notes, and $4,000,000 floating rate notes, with an interest rate of LIBOR plus 1.25% (7.91% at December 31, 2000). The 1995 Series notes matured and were paid off in June 2001.

     The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. At December 31, 2001 and 2000, letters of credit totaling $11,424,000 and $17,136,000, respectively, issued on behalf of DaimlerChrysler, also serve as collateral for the asset backed notes. These letters of credit will continue to decline over the next two years. DaimlerChrysler has liens on and collateral interest in certain assets of the Company. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through overcollateralization of the vehicle fleet or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

     The asset backed notes mature from 2002 through 2006 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

     Conduit Facility - In December 2000, the Company established a $150,000,000 asset backed Variable Funding Note Purchase Facility (the "Conduit") as part of the existing asset backed note program. In April 2001, an additional bank entered into the Conduit increasing its financing capacity from $150,000,000 to $200,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market-based commercial paper rates and is renewed annually. At December 31, 2001 and 2000, respectively, there were no borrowings outstanding under this facility (Note 18).

     Commercial Paper represents borrowings under a $800,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $715,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 1.85% to 2.05% at December 31, 2001 and 6.6% to 6.8% at December 31, 2000
     and matures within 45 days of December 31, 2001 (Note 18).

     Vehicle Manufacturer Line of Credit is renewable annually and permits the Company to borrow up to $140,000,000 and $115,000,000 at December 31, 2001 and 2000, respectively, from a finance subsidiary of a vehicle manufacturer. Borrowings of $113,086,000 and $82,462,000 at December 31, 2001 and 2000, respectively, bear interest at rates based on commercial paper rates (4.20% and 8.24% at December 31, 2001 and 2000, respectively) and are collateralized by the related vehicles.

     Limited Partner Interest in Limited Partnership - In February 1999, TCL entered into a partnership agreement (the "Partnership Agreement") with an unrelated bank's conduit (the "Limited Partner"). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the "Partnership"). TCL is the General Partner in the Partnership.

     The Partnership Agreement has a five-year term, subject to extension, with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CND$150,000,000 (approximately US$94,230,000 at December 31, 2001) to the Partnership, which is funded through issuance and sale of notes in the Canadian commercial paper market.

     TCL, as General Partner, is allocated the remainder of the partnership net income after distribution of the income share of the Limited Partner, which is based on the weighted average capital balance of the Limited Partner multiplied by a rate, which is based on the average commercial paper rate (2.7% and 6.1% at December 31, 2001 and 2000, respectively). The Limited Partner's income share amounted to $2,863,000, $3,510,000 and $1,854,000 for the years ended December 31, 2001, 2000 and 1999, respectively, which is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company.

     The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a limitation on the percentage of vehicles which are not covered by manufacturer repurchase programs and the maintenance by TCL of a specified minimum tangible net worth. The line of credit agreement also requires the maintenance of letters of credit and the maintenance of a specified minimum tangible net worth. TCL was in compliance with all such covenants and requirements at December 31, 2001.

     Other Vehicle Debt at December 31, 2001 and 2000 includes borrowings of $18,443,000 and $1,656,000, respectively, under a vehicle line of credit, which was increased from $20,000,000 to $25,000,000 during 2001 and bears interest at rates based on commercial paper rates (3.79% and 8.24% at December 31, 2001 and 2000, respectively). The line has a one-year term and is collateralized by the vehicles financed under the facility. Borrowings of $1,561,000 and $2,606,000 with a weighted average interest rate of 8.2% at both December 31, 2001 and 2000, respectively, are collateralized by shuttle buses.

     During 2001, TCL increased the vehicle line of credit to support its investment in the Partnership to CND$20,000,000 (approximately US$12,564,000 at December 31, 2001). At December 31, 2001 and 2000,
     CND$6,700,000 (approximately US$4,209,000) and CND$3,800,000 (approximately US$2,535,000), respectively, were outstanding under this line of credit. The weighted average interest rate on the line was 2.9% and 6.2% at December 31, 2001 and 2000, respectively. In January 2002, this line of credit was renewed through February 2004.

     In December 2001, Thrifty entered into a vehicle line of credit up to $15,000,000 with interest rate based on LIBOR and is collateralized by the related vehicles. The line of credit will expire in August 2002. No amounts were outstanding under this line of credit at December 31, 2001.

     Expected repayments of vehicle debt and other obligations outstanding at December 31, 2001 are as follows:

                                   2002            2003            2004            2005            2006
                                                             (In Thousands)

Asset backed notes             $  170,386      $  273,364      $  269,036      $  253,881      $  233,333
Commercial paper                  128,502               -               -               -               -
Vehicle manufacturer
  line of credit                  113,086               -               -               -               -
Limited partner
   interest                        51,442               -               -               -               -
Other vehicle debt                 24,052             105              56               -               -
                               ----------      ----------      ----------      ----------      ----------
Total                          $  487,468      $  273,469      $  269,092      $  253,881      $  233,333
                               ==========      ==========      ==========      ==========      ==========

     Revolving Credit Facility

     The Company has a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the "Revolver") that expires August 2005. The Revolver provides sublimits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. As of December 31, 2001, the Company is required to pay a 0.30% commitment fee on the unused available line, a 1.75% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolver is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends. Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002. In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchisee acquisitions and the usage of the Revolver to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit of $60,294,000 and $29,291,000 and no working capital borrowings outstanding under the Revolver at December 31, 2001 and 2000, respectively (Note 18).

9.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement (the "Swap") to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and continues to satisfy the criteria for hedge accounting. The Company reflects the Swap in its statement of financial position as a liability at fair market value, which was approximately $11,264,000 at December 31, 2001, and the Company records the related loss of $6,758,000, which is net of income taxes, in total comprehensive income on the statement of stockholders' equity. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at December 31, 2001 that is expected to be reclassified into earnings within the next twelve months.

10.  STOCKHOLDERS' RIGHTS PLAN

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

11.  EARNINGS PER SHARE

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

                                                          Year Ended December 31,
                                               ----------------------------------------------
                                                  2001              2000              1999
                                               (In Thousands, Except Share and Per Share Data)

Net Income                                     $   13,837        $   78,009        $   59,586
                                               ==========        ==========        ==========

Basic EPS:
  Weighted average common shares               24,103,838        24,168,250        24,136,050
                                               ==========        ==========        ==========

Basic EPS                                      $     0.57        $     3.23        $     2.47
                                               ==========        ==========        ==========

Diluted EPS:
  Weighted average common shares               24,103,838        24,168,250        24,136,050

Shares contingently issuable:
  Stock options                                   195,197           184,909           205,576
  Performance awards                                    -           167,593           131,467
  Shares held for compensation plans              157,205                 -                 -
  Director compensation shares deferred            31,303            18,710            12,008
                                               ----------        ----------        ----------

Shares applicable to diluted                   24,487,543        24,539,462        24,485,101
                                               ==========        ==========        ==========

Diluted EPS                                    $     0.57        $     3.18        $     2.43
                                               ==========        ==========        ==========


     Options to purchase 2,136,046, 2,223,028 and 1,584,000 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

12.  EMPLOYEE BENEFIT PLANS

     Employee Benefit Plans

     The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. For 2001, employee contributions are matched by the Company to the extent of 75% up to 6% of the employee's eligible compensation, subject to statutory limitations. For 2000 and 1999, the Company matched 50% up to 6% and 5%, respectively, of the employee's eligible compensation. Contributions expensed by the Company totaled $2,933,000, $2,264,000 and $1,598,000 in 2001, 2000 and 1999, respectively.

     Effective January 1, 2002, the Company suspended matching of employee contributions to the 401(k) plan. The company match may be reinstated for 2002 based on operating performance.

     Included in accrued liabilities at December 31, 2001 and 2000 is $2,892,000 and $2,776,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

     The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $11,260,000 and $17,096,000 in 2000 and 1999, respectively. No expense was recorded for 2001 relating to these plans.

     Deferred Compensation and Retirement Plans

     The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $17,375,000 and $13,386,000 as of December 31, 2001 and 2000, respectively. Expense related to these plans totaled $735,000, $2,140,000 and $4,525,000 in 2001, 2000 and 1999, respectively.

     Long-Term Incentive Plan

     The Company has a long-term incentive plan ("LTIP") for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company is authorized to provide for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. The exercise prices for nonqualified stock options are equal to the fair market value of the Company's common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. In May 2000, an additional 2,400,000 shares were approved by the shareholders for issuance under the LTIP. At December 31, 2001, the Company's common stock outstanding authorized for issuance under the LTIP was 4,831,082 shares, with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares.

     Performance share awards are granted to Company officers and certain key employees. Such awards established a target number of shares that vest in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against annual profit targets. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered on the third anniversary of the initial grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. On January 31, 2001, performance shares earned in 1998, 1999 and 2000, net of forfeitures, totaling approximately 168,000 shares vested and were settled through the purchase of common stock for the treasury totaling $3,615,000. These shares were ultimately transferred to the deferred compensation plan by the Company for the benefit of the employees. During 2001, there were no performance shares earned and, thus, no compensation expense recognized. The Company recognized $658,000 and $2,242,000 of compensation cost in 2000 and 1999, respectively, for performance share awards.

     The status of the Company's stock option plan is summarized below:

                                                                  Weighted
                                               Number of          Average
                                                Shares            Exercise
                                             (In Thousands)        Price
                                             --------------      ----------
Outstanding at December 31, 1998                    1,643        $    17.56

Granted                                               505             19.07
Exercised                                             (30)            15.04
Canceled                                              (81)            16.31
                                               ----------        ----------

Outstanding at December 31, 1999                    2,037             18.02

Granted                                               714             19.29
Exercised                                             (31)            12.29
Canceled                                              (45)            18.40
                                               ----------        ----------

Outstanding at December 31, 2000                    2,675             18.42

Granted                                               706             12.29
Exercised                                            (102)            17.38
Canceled                                              (71)            18.35
                                               ----------        ----------

Outstanding at December 31, 2001                    3,208           $ 17.10
                                               ==========        ==========

Options exercisable at:
   December 31, 2001                                1,948        $    18.21
   December 31, 2000                                1,497        $    18.63
   December 31, 1999                                  868        $    18.91





     Accounting for Stock-Based Compensation

     As stated in Note 2, the Company has elected to follow the intrinsic value approach prescribed in APB Opinion No. 25 in accounting for its employee stock plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income for 2001, 2000 and 1999 would have been reduced from the amounts as reported of $13,837,000, $78,009,000 and $59,586,000 to
     the  pro  forma  amounts  of  $11,551,000,   $75,468,000  and  $57,259,000,
     respectively. Diluted earnings per share as reported of $0.57, $3.18 and $2.43 would have been reduced to the pro forma amounts of $0.47, $3.08 and $2.34 for 2001, 2000 and 1999, respectively.

     The pro forma amounts noted reflect the portion of the estimated fair value of awards earned in 2001, 2000 and 1999 based on the vesting period of the options.

     The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for 2001: weighted-average expected life of the awards of six years, volatility factor of 56.43% and risk-free interest rate of 4.33%. The following assumptions were used for 2000 and 1999: weighted-average expected life of the awards of five years, volatility factor of 37.5% and risk-free interest rate of 5.96% and 5.75%, respectively. There were no dividend payments made in 2001, 2000 or 1999. Based on this model, the weighted-average fair value of options granted during 2001, 2000 and 1999 was $6.96, $8.13 and $8.03 per share, respectively.

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

     The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2001:

                                              Options Outstanding                    Options Exercisable
                                     -----------------------------------------    --------------------------
                                                 Weighted-Average   Weighted-                     Weighted-
     Range of                           Number       Remaining       Average        Number         Average
     Exercise                        Outstanding  Contractual Life  Exercise      Exercisable     Exercise
      Prices                       (In Thousands)   (In Years)        Price      (In Thousands)    Price

$10.50 - $12.8750                       1,028          8.73        $  11.12            377       $  10.56

$15.25 - $19.6875                       1,099          8.34           19.22            542          19.14

$20.50 - $23.90                         1,081          6.17           20.65          1,029          20.51
                                      -------       -------        --------        -------       --------

$10.50 - $23.90                         3,208          7.73        $  17.10          1,948       $  18.21
                                      =======       =======        ========        =======       ========


     Under certain circumstances, including a change of control of DTG, the options outstanding would be exercisable immediately.

13.  INCOME TAXES

     Income tax expense consists of the following:

                                              Year Ended December 31,
                                     -----------------------------------------
                                          2001           2000           1999
                                                  (In Thousands)
Current:
   Federal                           $    (2,737)   $    40,235    $    26,072
   State and local                         1,745          9,580          6,208
   Foreign                                   562            484            480
                                     -----------    -----------    -----------
                                            (430)        50,299         32,760

Deferred:
   Federal                                12,637          6,597         11,481
   State and local                           173          1,571          2,733
                                     -----------    -----------    -----------
                                          12,810          8,168         14,214
                                     -----------    -----------    -----------

                                     $    12,380    $    58,467    $    46,974
                                     ===========    ===========    ===========


     Foreign losses before income taxes were approximately $2,519,000, $965,000 and $549,000 in 2001, 2000 and 1999, respectively.

     Deferred tax assets and liabilities consist of the following:

                                                                          December 31,
                                                                   --------------------------
                                                                       2001           2000
                                                                         (In Thousands)

Deferred tax assets:
   Public liability and property damage                            $     7,777    $    13,172
   Allowance for doubtful accounts and notes receivable                  7,544          7,897
   Other accrued liabilities                                            21,659         21,307
   Federal and state NOL credits and carryforwards                       2,997          3,665
   Interest rate swap                                                    4,506              -
   Canadian NOL carryforwards                                            4,751            142
   Canadian depreciation                                                 2,618          4,291
   Other Canadian temporary differences                                  2,658          5,522
                                                                   -----------    -----------
                                                                        54,510         55,996
   Valuation allowance                                                 (10,027)        (9,955)
                                                                   -----------    -----------

           Total                                                   $    44,483    $    46,041
                                                                   ===========    ===========

Deferred tax liabilities:
   Depreciation                                                    $    61,342    $    57,064
   Other                                                                 5,273          2,805
                                                                   -----------    -----------

           Total                                                   $    66,615    $    59,869
                                                                   ===========    ===========


     The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2001, TCL has net operating loss carryforwards of approximately $11,435,000 available to offset future taxable income in Canada, which expire through 2008. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets, since management believes it is more likely than not that such benefits will not be realized.

     The Company's effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

                                                                     Year Ended December 31,
                                     --------------------------------------------------------------------------------------
                                                2001                          2000                          1999
                                     --------------------------    --------------------------    --------------------------
                                        Amount        Percent         Amount        Percent         Amount        Percent
                                                                  (Amounts in Thousands)

Tax expense computed at the
   maximum U.S. statutory rate       $     9,176         35.0 %    $    47,767         35.0 %    $    37,296         35.0 %
Difference resulting from:
   Goodwill amortization                   1,717          6.6            1,717          1.3            1,871          1.8
   State and local taxes, net of
      federal income tax benefit           1,247          4.8            7,188          5.3            5,732          5.4
   Foreign losses                            882          3.3              364          0.2              682          0.6
   Foreign taxes                             562          2.1              484          0.4              480          0.4
   Other                                  (1,204)        (4.6)             947          0.6              913          0.9
                                     -----------    -----------    -----------    -----------    -----------    -----------

                                     $    12,380         47.2 %    $    58,467         42.8 %    $    46,974         44.1 %
                                     ===========    ===========    ===========    ===========    ===========    ===========




14.  CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash and investments and trade receivables. The Company limits its exposure on restricted cash and investments by investing in highly rated funds. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different geographic areas.

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

     Debt and Other Obligations - The fair value of floating-rate debt approximates the carrying value as these instruments are at current market interest rates. At December 31, 2001, the fair value of the asset backed notes with fixed interest rates, including the effect of the interest rate swap (Note 9), was greater than the carrying value by approximately $28,021,000.

     Letters of Credit and Guaranteed Obligations - The estimated fair value of these items was $260,000 and $263,000 at December 31, 2001 and 2000, respectively.

15.  COMMITMENTS AND CONTINGENCIES

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

     Expenses incurred under operating leases and concessions were as follows:

                                              Year Ended December 31,
                                     -----------------------------------------
                                          2001           2000           1999
                                                   (In Thousands)

Rent                                 $    25,386    $    21,824    $    20,833
Concession expenses:
   Minimum fees                           37,601         33,824         29,627
   Contingent fees                        24,093         28,251         25,628
                                     -----------    -----------    -----------
                                          87,080         83,899         76,088

Less sublease rental income               (1,617)        (2,081)        (2,408)
                                     -----------    -----------    -----------

           Total                     $    85,463    $    81,818    $    73,680
                                     ===========    ===========    ===========

     Future minimum rentals and fees under noncancelable operating leases and the Company's obligations for minimum airport concession fees at December 31, 2001 are presented in the following table. Concession fees-franchisee locations presented are required to be paid by franchisees under terms of sublease agreements.

                                           Concession Fees
                                     --------------------------
                                       Company-
                                        Owned        Franchisee     Operating
                                        Stores       Locations       Leases          Total
                                                          (In Thousands)

2002                                 $    35,455    $     2,410    $    21,638    $    59,503
2003                                      26,993          2,270         16,903         46,166
2004                                      21,617          2,262         12,981         36,860
2005                                      19,334          1,261         10,483         31,078
2006                                      15,097          1,198          8,656         24,951
Thereafter                                69,161          8,805         41,455        119,421
                                     -----------    -----------    -----------    -----------
                                         187,657         18,206        112,116        317,979
Less sublease rental income                    -              -         (5,582)        (5,582)
                                     -----------    -----------    -----------    -----------

                                     $   187,657    $    18,206    $   106,534    $   312,397
                                     ===========    ===========    ===========    ===========


     Public Liability and Property Damage

     For 2001, 2000 and most of 1999, the majority of the Company's operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Company was self-insured or had policy deductibles up to certain limits. The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2001 and 2000, these amounts have been discounted at 3.7% and 5.2%, (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years.
     Discounting resulted in reducing the accrual for public liability and property damage by $1,542,000 and $3,266,000 at December 31, 2001 and 2000, respectively. Estimated payments of public liability and property damage as of December 31, 2001 are as follows (in thousands):

2002                                                               $    10,810
2003                                                                     4,673
2004                                                                     3,035
2005                                                                     2,167
2006                                                                     1,596
Thereafter                                                               2,400
                                                                   -----------
Aggregate undiscounted public liability and property damage             24,681
Effect of discounting                                                   (1,542)
                                                                   -----------

                                                                   $    23,139
                                                                   ===========

     Contingencies

     Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term "reasonably possible" is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

     Other

     The Company is party to a data processing services agreement which requires payments totaling $4,535,000 and $564,000 in 2002 and 2003, respectively. Additionally, the Company has a telecommunications contract which requires annual payments of $4,800,000 through February 2004 and an agreement to outsource services pertaining to the development and support of a reservation system which requires annual payments of $1,400,000 through 2002.

     In addition to the letters of credit described in Note 8, the Company had letters of credit and guarantee obligations totaling $2,603,000 and $2,625,000 at December 31, 2001 and 2000, respectively.

     At December 31, 2001, the Company had outstanding vehicle purchase commitments of approximately $852,513,000.

16.  BUSINESS SEGMENTS

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

     Included in the consolidated financial statements are the following amounts relating to geographic locations:

                                              Year Ended December 31,
                                     -----------    -----------    -----------
                                         2001           2000           1999
                                                  (In Thousands)
Revenues:
   United States                     $   971,392    $ 1,035,472    $   953,509
   Other foreign countries                48,643         47,971         45,243
                                     -----------    -----------    -----------

                                     $ 1,020,035    $ 1,083,443    $   998,752
                                     ===========    ===========    ===========

Long-lived assets:
   United States                     $   278,960    $   267,489    $   244,673
   Other foreign countries                 3,882          3,561          2,895
                                     -----------    -----------    -----------

                                     $   282,842    $   271,050    $   247,568
                                     ===========    ===========    ===========



     Revenues are attributed to geographic  regions based on the location of the
     transaction.   Long-lived   assets  include   property  and  equipment  and
     intangible assets.

     Information by industry segment is set forth below:


Year Ended
December 31, 2001                       Dollar        Thrifty         Other      Consolidated
                                                          (In Thousands)

Revenues from external customers     $   769,264    $   250,716    $        55    $ 1,020,035
Interest expense, net (a)                 58,664         33,701              -         92,365
Depreciation and amortization, net       250,070        117,205          1,118        368,393
Income before income taxes                25,995            222              -         26,217

Segment assets                       $ 1,294,697    $   746,533    $   122,462    $ 2,163,692
Expenditures for segment assets      $ 1,725,867    $ 1,120,010    $     2,162    $ 2,848,039


Year Ended
December 31, 2000                       Dollar        Thrifty         Other      Consolidated
                                                          (In Thousands)

Revenues from external customers     $   823,854    $   259,084    $       505    $ 1,083,443
Interest expense, net (a)                 62,116         35,585              2         97,703
Depreciation and amortization, net       223,224        109,024            815        333,063
Income before income taxes               103,024         33,452              -        136,476

Segment assets                       $ 1,325,775    $   688,048    $    86,551    $ 2,100,374
Expenditures for segment assets      $ 1,590,521    $   975,819    $       978    $ 2,567,318


Year Ended
December 31, 1999                       Dollar        Thrifty         Other      Consolidated
                                                          (In Thousands)

Revenues from external customers     $   735,011    $   262,978    $       763    $   998,752
Interest expense, net (a)                 59,166         35,325            623         95,114
Depreciation and amortization, net       206,048        114,844          1,489        322,381
Income before income taxes                79,020         27,540              -        106,560

Segment assets                       $ 1,270,620    $   667,161    $   233,872    $ 2,171,653
Expenditures for segment assets      $ 1,544,802    $   889,711    $       702    $ 2,435,215



     (a) Management primarily uses net interest, not the gross interest revenue and expense amounts, in assessing segment performance.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the quarterly operating results during 2001 and 2000 follows:


                                                                     Income                        Basic       Diluted
                                                     Operating       (Loss)          Net         Earnings      Earnings
                                                       Income        Before         Income        (Loss)        (Loss)
                                      Revenues         (Loss)     Income Taxes      (Loss)       Per Share    Per Share
                                                           (In Thousands Except Per Share Amounts)

2001
First quarter                        $   243,861    $    38,185    $    17,015    $     9,209    $    0.38    $     0.38
Second quarter                           280,975         46,936         21,847         12,417         0.52          0.50
Third quarter                            299,572         43,123         14,656          6,038         0.25          0.25
Fourth quarter                           195,627         (3,484)       (27,301)       (13,827)       (0.57)        (0.57)
                                     -----------    -----------    -----------    -----------    ---------    ----------

          Total year                 $ 1,020,035    $   124,760    $    26,217    $    13,837    $    0.57    $     0.57
                                     ===========    ===========    ===========    ===========    =========    ==========

2000
First quarter                        $   234,423    $    42,701    $    20,636    $    11,312    $    0.47    $     0.46
Second quarter                           286,723         69,929         43,785         24,761         1.02          1.01
Third quarter                            322,910         91,935         61,065         35,964         1.49          1.46
Fourth quarter                           239,387         35,555         10,990          5,972         0.25          0.24
                                     -----------    -----------    -----------    -----------    ---------    ----------

          Total year                 $ 1,083,443    $   240,120    $   136,476    $    78,009    $    3.23    $     3.18
                                     ===========    ===========    ===========    ===========    =========    ==========



     Operating income in the table above represents pre-tax income before interest and goodwill amortization.

18.  SUBSEQUENT EVENTS

     On January 7, 2002, the Company entered into a second amendment and waiver agreement to the Revolver. The principal effects of the amendment and waiver relate to certain changes in the financial covenants among other restrictions. The amendment and waiver period will expire on January 31, 2003.

     The Commercial Paper Program was renewed for a 364-day period effective February 26, 2002, at a maximum capacity of $589 million backed by a renewal of the Liquidity Facility, in the amount of $522 million.

     The Conduit was renewed for a 364-day period effective January 31, 2002, at a maximum capacity of $275 million.



                                     ******



SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------

                                                    Balance at     Additions                     Balance at
                                                    Beginning      Charged to                      End of
                                                     of Year         Income       Deductions       Year
                                                                         (In Thousands)

2001

Allowance for doubtful accounts                     $    25,428    $    21,790    $   (22,963)   $    24,255
                                                    ===========    ===========    ===========    ===========

Public liability and property damage (1)            $    35,369    $     4,868    $   (17,098)   $    23,139
                                                    ===========    ===========    ===========    ===========

2000

Allowance for doubtful accounts                     $    17,768    $    11,925    $    (4,265)   $    25,428
                                                    ===========    ===========    ===========    ===========

Public liability and property damage(1)             $    58,783    $    (2,770)   $   (20,644)   $    35,369
                                                    ===========    ===========    ===========    ===========

1999

Allowance for doubtful accounts                     $    14,910    $     9,682    $    (6,824)   $    17,768
                                                    ===========    ===========    ===========    ===========

Public liability and property damage(1)             $    77,619    $     4,710    $   (23,546)   $    58,783
                                                    ===========    ===========    ===========    ===========


(1) Payments (deductions) of public liability and property damage reserves significantly exceeded additional charges because the majority of the Company's operations were insured with first dollar coverage from insurance carriers, subject to certain policy limits, during this period.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2001 and 2000.


                                    PART III
                                    --------

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Reference is made to the information appearing under the captions "Biographical Information Regarding Director Nominees and Named Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

        Reference is made to the information appearing under the captions "Meetings, Committees and Compensation of the Board of Directors - Compensation," "Meetings, Committees and Compensation of the Board of Directors
- Certain Understandings," and "Executive Compensation" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Reference is made to the information appearing under the caption "Security Ownership of Certain Beneficial Owners, Director Nominees and Executive Officers" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information appearing under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company's fiscal year ended December 31, 2001, and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as a part of this report

        (1) All Financial Statements.The response to this portion of Item 14 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

        (2) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2001, 2000 and 1999 is set forth under Part II, Item 8 - Financial Statements and
             Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

        (3)  Index of Exhibits


Exhibit No.                             Description
----------                              -----------

     1.1 Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

     1.2 Form of Subscription Agreement, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

     3.1 Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     3.2 By-Laws of DTG, as amended, which became effective July 22, 1999, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 1999, filed August 12, 1999*

     4.1 Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.2 Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.3 Series 1995-1 Supplement to Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.4 Master Motor Vehicle Lease and Servicing Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Thrifty, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.5 Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No.333-39661, which became effective December 16, 1997*

     4.6 Form of Revolving Credit Agreement among DTG, Dollar, Thrifty and the Institutions named therein, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.7 Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.8 Form of Master Motor Vehicle Lease and Servicing Agreement among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.9 Commitment Letter dated November 19, 1997 among Credit Suisse First Boston, The Chase Manhattan Bank, Chase Securities Inc., Dollar, Thrifty and DTG regarding a $230,000,000 Revolving Credit Facility and a $545,000,000 Commercial Paper Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with DTG's
             Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     4.10 Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.11 Chrysler Support Letter of Credit and Reimbursement Agreement dated as of December 23, 1997 among DaimlerChrysler, Dollar, Thrifty, DTG, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.12 Series 1998-1 Supplement to Base Indenture dated as of March 4, 1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.13 Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.14 Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.15 Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse
             First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.16 Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.17 Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.18    Dealer Agreement dated as of  March 4,  1998 among  Dollar  Thrifty
             Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

     4.19 Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG's Form 8-K, filed July 24, 1998*

     4.20 Supplement No. 2 to Series 1998-1 Supplement to Base Indenture dated March 4, 1999 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

     4.21 Extension of Scheduled Liquidity Commitment Termination Date dated March 4, 1999 among Dollar Thrifty Funding Corp., various Liquidity Lenders and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

     4.22 Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

     4.23 Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

     4.24 Enhancement Letter of Credit Application and Agreement dated April 29, 1999 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

     4.25 Supplement No. 4 to Series 1998-1 Supplement dated as of February 18, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Credit Suisse First Boston and Dollar
             Thrifty Funding Corp., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

     4.26 Extension Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

     4.27 Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

     4.28 Supplement No. 5 to Series 1998-1 Supplement to Base Indenture dated July 17, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

     4.29 Amended and Restated Credit Agreement dated as of August 3, 2000 among DTG, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

     4.30 Amendment Agreement dated as of August 3, 2000 among DTG, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

     4.31 Supplement No.6 to Series 1998-1 Supplement to Base Indenture dated August 31, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

     4.32 Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     4.33    Amendment  No. 3  to Master  Motor  Vehicle   Lease  and  Servicing
             Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     4.34 Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     4.35 Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     4.36 Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     4.37 Supplement No. 7 to Series 1998-1 Supplement dated as of February 28, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.38 Extension Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.39 Amendment No.4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.40 Amendment No.2 to Series 1998-1 Supplement dated as of February 28, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.41 Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.42 Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.43 Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.44 Note Purchase Agreement dated as of March 6, 2001 among Rental Car Finance Corp., DTG, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon Smith Barney and Credit Suisse First Boston Corporation, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.45 Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     4.46 Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

     4.47 Collateral Assignment of Exchange Agreement dated as of July 23, 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

     4.48 First Amendment and Waiver to Amended and Restated Credit Agreement dated as of September 30, 2001 by and among DTG, Dollar, Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

     4.49 Extension Agreement dated December 14, 2001 between Rental Car Finance Corp., DTG, Falcon Asset Securitization Corporation, Bank One, NA, Deutsche Bank, AG, New York Branch, Liberty Street Funding Corp. and The Bank of Nova Scotia**

     4.50    Amendment  No. 4  to  Master  Motor  Vehicle  Lease  and  Servicing
             Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston**

     5 Opinion of Debevoise & Plimpton regarding legality of the Common Stock, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***


     5.1 Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999***

     5.2 Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000***

     10.1 Vehicle Supply Agreement between DaimlerChrysler and Dollar, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.2 Amended and Restated Vehicle Supply Agreement between DaimlerChrysler and Thrifty, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended,
             Registration  No. 333-39661,  which  became effective  December 16,
             1997*

     10.3 Employment Continuation Agreement between DTG and Joseph E. Cappy dated September 29, 1998, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

     10.4 Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

     10.5 Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by DTG effective December 5, 1998 filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001 (the instrument filed with the 10-Q replaced the instrument previously filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999)*

     10.6 Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, as adopted by DTG pursuant to the Adoption Agreement (Exhibit 10.7), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

     10.7 Adoption Agreement #005 Nonstandardized Code Section 401(k) Profit Sharing Plan of Dollar Thrifty Automotive Group, as amended, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

     10.8 Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.9 Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.10 Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.11 Tax Sharing and Disaffiliation Agreement between DaimlerChrysler and DTG, filed as the same numbered exhibit with DTG's
             Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.12 Form of Indemnification Agreement between DTG and DaimlerChrysler, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     10.13 Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

     10.14 Amendment to Deferred Compensation Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

     10.15   Second  Amendment  to  Deferred   Compensation  Plan  dated  as  of
             September 23, 1999, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

     10.16 Third Amendment to Deferred Compensation Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

     10.17   First Amendment to Retirement  Plan dated as of September 23, 1999,
             filed  as  the   same  numbered   exhibit   with  DTG's  Form  S-8,
             Registration No. 333-33146, filed March 23, 2000*

     10.18   Second  Amendment to  Retirement Plan dated as of January 14, 2000,
             filed  as  the  same   numbered  exhibit   with  DTG's   Form  S-8,
..            Registration No. 333-33146, filed March 23, 2000*

     10.19 Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000*

     10.20 Vehicle Supply Agreement between DaimlerChrysler Motors Corporation and DTG executed June 26, 2000, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000

     10.21 First Amendment to Employment Continuation Plan for Key Employees, which became effective January 24, 2001, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

     10.22 Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

     10.23 First Amendment to Employment Continuation Agreement between DTG and Mr. Cappy dated April 23, 2001, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

     10.24 Second Amendment to Employment Continuation Plan for Key Employees, which became effective April 23, 2001, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

     10.25 Second Amendment to Employment Continuation Agreement between DTG and Mr. Cappy dated May 7, 2001, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

     10.26 Third Amendment to Employment Continuation Plan for Key Employees, which became effective May 7, 2001, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

     10.27 Third Amendment to Employment Continuation Agreement between DTG and Mr. Cappy dated November 19, 2001**

     10.28 Fourth Amendment to Employment Continuation Plan for Key Employees, which became effective November 19, 2001**

     15.1 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999***

     15.2 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999***

     15.3 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000***

     15.4 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001***

     15.5 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001***

     15.6    [Reserved]

     15.7    [Reserved]

     15.8    [Reserved]

     15.9    [Reserved]

     15.10   [Reserved]

     15.11   [Reserved]

     15.12   [Reserved]

     15.13   [Reserved]

     15.14 Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001***

     21      Subsidiaries of DTG**

     23.2 Consent of Debevoise & Plimpton (included in Exhibit 5), filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     23.3 Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

     23.4 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

     23.5 Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.1), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

     23.6 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

     23.7 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1999, filed March 22, 2000*

     23.8 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

     23.9 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

     23.10 Consent of Deloitte & Touche LLP, filed as exhibit 23.8 with DTG's Form 11-K for the fiscal year ended December 31, 1999, filed June 28, 2000*

     23.11 Consent of Deloitte & Touche LLP, filed as exhibit 23.9 with DTG's Form 11-K/A for the fiscal year ended December 31, 1999, filed October 16, 2000*

     23.12 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

     23.13 Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.2), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

     23.14 Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

     23.15 Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2000, filed June 28, 2001*

     23.16 Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800**


---------

*       Incorporated by reference
**      Filed herewith
***     Not incorporated by reference in this report



(b) No report on Form 8-K was filed by DTG during or applicable to the quarter ended December 31, 2001.

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

Date:   March 20, 2002

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

     Name                        Title                          Date
     ----                        -----                          ----

     /s/ JOSEPH E. CAPPY         Chairman of the Board          March 20, 2002
     ------------------------    Chief Executive Officer
     Joseph E. Cappy             President and Director


     /s/ STEVEN B. HILDEBRAND    Executive Vice President       March 20, 2002
     ------------------------    Principal Financial Officer
     Steven B. Hildebrand        Principal Accounting Officer


     /s/ MOLLY S. BOREN          Director                       March 20, 2002
     ------------------------
     Molly S. Boren


     /s/ THOMAS P. CAPO          Director                       March 20, 2002
     ------------------------
     Thomas P. Capo


     /s/ EDWARD J. HOGAN         Director                       March 20, 2002
     ------------------------
      Edward J. Hogan


     /s/ MARYANN N. KELLER       Director                       March 20, 2002
     ------------------------
       Maryann N. Keller


     /s/ EDWARD C. LUMLEY        Director                       March 20, 2002
     ------------------------
     Edward C. Lumley


     /s/ JOHN C. POPE            Director                       March 20, 2002
     ------------------------
     John C. Pope


     /s/ JOHN P. TIERNEY         Director                       March 20, 2002
     ------------------------
     John P. Tierney


     /s/ EDWARD L. WAX           Director                       March 20, 2002
     ------------------------
     Edward L. Wax

                                INDEX TO EXHIBITS
                                -----------------


Exhibit Number                          Description
--------------                          -----------


     4.49 Extension Agreement dated December 14, 2001 between Rental Car Finance Corp., DTG, Falcon Asset Securitization Corporation, Bank One, NA, Deutsche Bank, AG, New York Branch, Liberty Street Funding Corp. and The Bank of Nova Scotia

     4.50 Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston

     10.27 Third Amendment to Employment Continuation Agreement between DTG and Mr. Cappy dated November 19, 2001

     10.28 Fourth Amendment to Employment Continuation Plan for Key Employees, which became effective November 19, 2001

     21      Subsidiaries of DTG

     23.16 Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800