Form 10-Q
period 2002-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2002-05-10
CIK 1049108

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

                  For the quarterly period ended March 31, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___

         The number of shares outstanding of the registrant's Common Stock as of April 30, 2002 was 24,407,397.



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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............13

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................18

PART II - OTHER INFORMATION

         ITEM 1.    LEGAL PROCEEDINGS.........................................19

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................19

SIGNATURES....................................................................21




                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where the companies' customers reside and where the companies and their franchisees operate; air travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of income and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2002, except for Note 18, as to which the date is February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP



Tulsa, Oklahoma
April 18, 2002

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                            (Unaudited)

                                                        2002            2001
                                                   -------------   -------------
REVENUES:
  Vehicle rentals                                  $     195,533   $     198,070
  Vehicle leasing                                         31,798          36,577
  Fees and services                                       13,093          12,873
  Other                                                    2,333           3,634
                                                   -------------   -------------
       Total revenues                                    242,757         251,154
                                                   -------------   -------------

COSTS AND EXPENSES:
  Direct vehicle and operating                            87,634          91,474
  Vehicle depreciation and lease charges, net             72,209          76,029
  Selling, general and administrative                     42,012          45,466
  Interest expense, net of interest income                19,846          19,626
  Amortization of goodwill                                     -           1,544
                                                   -------------   -------------
       Total costs and expenses                          221,701         234,139
                                                   -------------   -------------

INCOME BEFORE INCOME TAXES                                21,056          17,015

INCOME TAX EXPENSE                                         8,923           7,806
                                                   -------------   -------------

NET INCOME                                         $      12,133   $       9,209
                                                   =============   =============


EARNINGS PER SHARE:
  Basic                                            $        0.50   $        0.38
                                                   =============   =============

  Diluted                                          $        0.49   $        0.38
                                                   =============   =============


See notes to consolidated financial statements.




DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                   --------------   --------------
                                                                     (Unaudited)
ASSETS:
Cash and cash equivalents                                          $      70,072    $      37,532
Restricted cash and investments                                            9,848           48,090
Receivables, net                                                         185,984          197,224
Prepaid expenses and other assets                                         68,315           64,946
Revenue-earning vehicles, net                                          1,830,099        1,524,909
Property and equipment, net                                               97,707          101,231
Income taxes receivable                                                    1,106            8,149
Software, net                                                             16,147           16,552
Goodwill, net                                                            165,059          165,059
                                                                   --------------   --------------
                                                                   $   2,444,337    $   2,163,692
                                                                   ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                                   $      26,298    $      25,741
Accrued liabilities                                                      118,766          112,626
Deferred income tax liability                                             41,907           22,132
Public liability and property damage                                      25,383           23,139
Debt and other obligations                                             1,754,012        1,516,733
                                                                   --------------   --------------
               Total liabilities                                       1,966,366        1,700,371
                                                                   --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                               -                -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
   24,336,412 and 24,310,816, respectively                                   243              243
Additional capital                                                       709,326          708,962
Accumulated deficit                                                     (225,485)        (237,618)
Accumulated other comprehensive loss                                      (6,113)          (8,266)
                                                                   --------------   --------------
               Total stockholders' equity                                477,971          463,321
                                                                   --------------   --------------
                                                                   $   2,444,337    $   2,163,692
                                                                   ==============   ==============

See notes to consolidated financial statements.





DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------------------------
(In Thousands)

                                                                            Three Months
                                                                           Ended March 31,
                                                                   -------------------------------
                                                                            (Unaudited)

                                                                        2002             2001
                                                                   --------------   --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $     164,645    $     144,578
                                                                   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                           (1,065,867)        (921,452)
  Proceeds from sales                                                    661,211          546,597
Net change in restricted cash and investments                             38,242           (5,165)
Property, equipment and software:
  Purchases                                                               (1,330)          (5,947)
  Proceeds from sales                                                          -              483
                                                                   --------------   --------------
          Net cash used in investing activities                         (367,744)        (385,484)
                                                                   --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                               814,140        4,133,882
  Payments                                                              (576,893)      (3,848,460)
Issuance of common shares                                                    268              278
Financing issue costs                                                     (1,876)          (4,253)
                                                                   --------------   --------------
          Net cash provided by financing activities                      235,639          281,447
                                                                   --------------   --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                       32,540           40,541

CASH AND CASH EQUIVALENTS:
Beginning of period                                                       37,532           38,493
                                                                   --------------   --------------
End of period                                                      $      70,072    $      79,034
                                                                   ==============   ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Direct financing and sales-type lease receivables                $      29,950    $      10,962
                                                                   ==============   ==============
  Deferred income on sales-type lease receivables                  $          68    $          96
                                                                   ==============   ==============
  Acquisition of franchises                                        $           -    $         422
                                                                   ==============   ==============

See notes to consolidated financial statements.


DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------
(Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. ("DTG") and its subsidiaries. DTG's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar") and Thrifty, Inc. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty"). The term the "Company" is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

     The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 20, 2002 have been followed in preparing the accompanying consolidated financial statements.

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

     Certain  reclassifications  have been made in the three  months ended March
     31,   2001   consolidated   financial   statements   to   conform   to  the
     classifications used in the three months ended March 31, 2002.


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges  includes  the  following  (in
     thousands):


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------

                                                        2002            2001
                                                   -------------   -------------

     Depreciation of revenue-earning vehicles, net $      70,228   $      69,104
     Rents paid for vehicles leased                        1,981           6,925
                                                   -------------   -------------

                                                   $      72,209   $      76,029
                                                   =============   =============

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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------

                                                        2002            2001
                                                   -------------   -------------

     Net income                                    $      12,133   $       9,209
                                                   =============   =============

     Basic EPS:
       Weighted average common shares                 24,153,255      24,081,599
                                                   =============   =============

     Basic EPS                                     $        0.50   $        0.38
                                                   =============   =============

     Diluted EPS:
       Weighted average common shares                 24,153,255      24,081,599

     Shares contingently issuable:
       Stock options                                     343,246         257,531
       Performance awards                                120,300          62,500
       Shares held for compensation plans                166,000         121,083
       Director compensation shares deferred              42,004          24,123
                                                   -------------   -------------

     Shares applicable to diluted                     24,824,805      24,546,836
                                                   =============   =============

     Diluted EPS                                   $        0.49   $        0.38
                                                   =============   =============


     At March 31, 2002 and 2001, options to purchase 2,163,044 and 1,095,751 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.   GOODWILL

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit as of January 1, 2002, and determined that the fair values of the reporting units exceeded their respective carrying amounts. Accordingly, the initial implementation of this standard did not result in an impairment of goodwill. The Company will continue to perform annual impairment testing, and interim testing will be performed should an event occur or circumstances indicate that the carrying amount of goodwill may be impaired.

     The following table provides the comparable effects of adoption of SFAS No. 142 (in thousands, except per share data):

                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                        2002            2001
                                                   -------------   -------------
     Reported net income                           $      12,133   $       9,209
     Add back:  goodwill amortization,
       net of income tax expense                               -           1,398
                                                   -------------   -------------
     Adjusted net income                           $      12,133   $      10,607
                                                   =============   =============

     Basic earnings per share:
      Reported net income                          $        0.50   $        0.38
      Goodwill amortization, net of
         income tax expense                                    -            0.06
                                                   -------------   -------------
     Adjusted net income                           $        0.50   $        0.44
                                                   =============   =============

     Diluted earnings per share:
       Reported net income                         $        0.49   $        0.38
       Goodwill amortization, net of
         income tax expense                                    -            0.06
                                                   -------------   -------------
     Adjusted net income                           $        0.49   $        0.44
                                                   =============   =============

5.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of March 31, 2002 and December 31, 2001 consist of the following (in thousands):


                                                                      March 31,      December 31,
                                                                        2002             2001
                                                                   -------------    -------------

     Vehicle Debt and Obligations:

     Asset backed notes, net of discount                           $   1,199,753    $   1,199,721
     Commercial paper, net of discount                                   331,613          128,271
     Vehicle manufacturer line of credit                                 133,868          113,086
     Limited partner interest in limited partnership                      56,070           51,442
     Other vehicle debt                                                   32,708           24,213
                                                                   -------------    -------------
          Total debt and other obligations                         $   1,754,012    $   1,516,733
                                                                   =============    =============




     Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002 under the Revolving Credit Facility (the "Revolver"). In early January 2002, the
     Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolver to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolver of approximately $96.5 million and no working capital borrowings at March 31, 2002.

     On January 31, 2002, the Variable Funding Note Purchase Facility ("the Conduit") was renewed to December 12, 2002 at a maximum capacity of $275 million. On April 16, 2002, an additional bank entered into the Conduit, increasing the available financing from $275 million to $325 million.

     On February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million backed by a renewal of the Liquidity Facility, in the amount of $522 million.

     On April 15, 2002, the Company's $25 million bank vehicle lines of credit were increased to $75 million, which bear interest at rates based on LIBOR and are renewable annually.


6.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement ("Swap") to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. The Company reflects the Swap in its statement of financial position as a liability at fair market value, which was approximately $7.5 million at March 31, 2002, and the Company recorded the favorable change in its fair value of $2.2 million, which is net of income taxes, in other comprehensive income for the three-month period ended March 31, 2002 (Note 8). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. The Company is unable to reasonably estimate the net amount of the existing deferred loss at March 31, 2002 that is expected to be reclassified into earnings within the next twelve months.

7.   BUSINESS SEGMENTS

     The Company has two reportable segments: Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):



     For the Three Months
     Ended March 31, 2002                              Dollar         Thrifty           Other          Total
     -------------------------------------------   -------------   -------------    -------------   -------------

     Revenues                                      $     184,252   $      58,327    $         178   $     242,757
     Income before income taxes                    $      19,154   $       1,902    $           -   $      21,056


     For the Three Months
     Ended March 31, 2001                              Dollar         Thrifty           Other          Total
     -------------------------------------------   -------------   -------------    -------------   -------------

     Revenues                                      $     194,425   $      56,635    $          94   $     251,154
     Income before income taxes                    $      14,233   $       2,782    $           -   $      17,015




8.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------

                                                        2002            2001
                                                   -------------   -------------

     Net income                                    $     12,133    $      9,209

     Interest rate swap adjustment                        2,192          (4,023)
     Foreign currency translation adjustment                (39)           (408)
                                                   -------------   -------------

     Comprehensive income                          $     14,286    $      4,778
                                                   =============   =============



9.   CONTINGENCIES

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




                                     *******

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DTG owns two separate vehicle rental companies, Dollar and Thrifty. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the "Company", as the context may require. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.


Results of Operations

     The following table sets forth the percentage of total revenues in the Company's consolidated statements of income:


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                      (Percentage of Revenue)

                                                        2002            2001
                                                   -------------   -------------
Revenues:
  Vehicle rentals                                          80.5%           78.9%
  Vehicle leasing                                          13.1%           14.6%
  Fees and services                                         5.4%            5.1%
  Other                                                     1.0%            1.4%
                                                   -------------   -------------
       Total revenues                                     100.0%          100.0%
                                                   -------------   -------------

Costs and expenses:
  Direct vehicle and operating                             36.1%           36.4%
  Vehicle depreciation and lease charges, net              29.7%           30.3%
  Selling, general and administrative                      17.3%           18.1%
  Interest expense, net of interest income                  8.2%            7.8%
  Amortization of goodwill                                  0.0%            0.6%
                                                   -------------   -------------
       Total costs and expenses                            91.3%           93.2%
                                                   -------------   -------------

Income before income taxes                                  8.7%            6.8%

Income tax expense                                          3.7%            3.1%
                                                   -------------   -------------

Net income                                                  5.0%            3.7%
                                                   =============   =============

The Company's two major sources of revenue are as follows:


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------
                                                           (In Thousands)

                                                       2002            2001
                                                   -------------   -------------

Vehicle rental revenue:
  Dollar                                           $     178,083   $     185,636
  Thrifty                                                 17,450          12,434
                                                   -------------   -------------
     Total                                         $     195,533   $     198,070
                                                   =============   =============

Vehicle leasing revenue:
  Dollar                                           $       1,958   $       4,146
  Thrifty                                                 29,840          32,431
                                                   -------------   -------------
     Total                                         $      31,798   $      36,577
                                                   =============   =============


The following table sets forth certain selected operating data of the Company:


                                                           Three Months
                                                          Ended March 31,
                                                   -----------------------------

U.S. and Canada                                         2002            2001
                                                   -------------   -------------


Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated                       58,996          64,631
Number of rental days                                  4,513,935       4,925,801
Average revenue per day                            $       43.32   $       40.21
Monthly average revenue per vehicle                $       1,105   $       1,022

Vehicle Leasing Data:
Average number of vehicles leased                         24,284          26,764
Monthly average revenue per vehicle                $         436   $         456

Three  Months  Ended March 31, 2002  Compared  with Three Months Ended March 31,
2001

     Revenues

     Total revenues for the quarter ended March 31, 2002 decreased $8.4 million, or 3.3%, to $242.8 million compared to the first quarter of 2001. The decline in total revenues was primarily due to a 1.3% decrease in vehicle rental revenue and a 13.1% decrease in vehicle leasing revenue.

     The Company's vehicle rental revenue for the first quarter of 2002 was $195.5 million, a $2.5 million decrease (a $7.5 million decrease at Dollar offset by a $5.0 million increase at Thrifty) from the first quarter of 2001. The decline in vehicle rental revenue at Dollar was the result of 11.2% reduction in rental days partially offset by an 8.1% increase in revenue per day. Thrifty's increase was due to the shift of locations from franchised operations to corporate operations.

     Vehicle leasing revenue for the first quarter of 2002 was $31.8 million, a $4.8 million, or 13.1% decrease (a $2.2 million decrease at Dollar and a $2.6 million decrease at Thrifty) from the first quarter of 2001. This decline in vehicle leasing revenue is due to a 9.3% decline in the average lease fleet primarily due to the shift of locations from franchised operations to corporate operations combined with a 4.4% decline in lease rate.

     Fees and services revenue increased 1.7% to $13.1 million as compared to the first quarter of 2001. This growth was due to a $0.6 million increase at Thrifty offset by a $0.4 million decrease at Dollar.

     Expenses

     Total expenses decreased 5.3% from $234.1 million in the first quarter of 2001 to $221.7 million in the first quarter of 2002. This decrease was due primarily to a $15.1 million, or 8.4% decrease at Dollar partially offset by a $2.6 million, or 4.8% increase at Thrifty. Total expenses as a percentage of revenue decreased to 91.3% in the first quarter of 2002 from 93.2% in the first quarter of 2001.

     Direct vehicle and operating expenses for the first quarter of 2002 decreased $3.8 million, or 4.2%, from the 2001 first quarter, comprised of a $5.4 million decrease at Dollar partially offset by a $1.6 million increase at Thrifty. The decrease in costs related primarily to lower personnel and vehicle related costs partially offset by higher insurance costs at Dollar, and to higher costs associated with the operation of additional company stores at Thrifty.

     Net vehicle depreciation expense and lease charges decreased $3.8 million, or 5.0%, in the first quarter of 2002 as compared to the first quarter of 2001, consisting of a $6.2 million decrease at Dollar partially offset by a $2.4 million increase at Thrifty. Lease charges, for vehicles leased from third parties, decreased $4.9 million due to a decrease in the number of vehicles leased during the first quarter of 2002. Vehicle depreciation expense increased $1.4 million, or 2.0%, due to a 6.1% increase in the average depreciation rate partially offset by a 3.7% decrease in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $4.1 million for the first quarter of 2002 and $3.8 million for the first quarter of 2001.

     Selling, general and administrative expenses of $42.0 million for the first quarter of 2002 decreased 7.6% from $45.5 million in the first quarter of 2001 comprised of a $2.5 million decrease at Dollar and a $1.0 million decrease at Thrifty. The decrease was due primarily to lower personnel related costs and lower sales and marketing costs.

     Net interest expense increased $0.2 million, or 1.1% to $19.8 million primarily due to higher letter of credit fees in the first quarter of 2002 as compared to the first quarter of 2001 offset by lower average vehicle debt.

     Amortization of goodwill was discontinued effective January 1, 2002, due to the implementation of Statement of Financial Accounting Standard No. 142, resulting in no goodwill amortization expense being recorded for the three months ended March 31, 2002 compared to $1.5 million for the three months ended March 31, 2001.

     The effective tax rate for the first quarter of 2002 was 42.4%. This tax rate differs from the U.S. statutory rate due primarily to the state and local taxes and losses relating to TCL for which no benefit was recorded. The decrease in the effective rate as compared to the first quarter of 2001 was due to a change in the relationship between permanent differences, including goodwill amortization, and Canadian operations to income before income taxes.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     Income before income taxes increased $4.0 million, or 23.7% to $21.1 million for the first quarter of 2002. This growth was due to a $4.9 million increase at Dollar and a $0.9 million decrease at Thrifty.


Seasonality

     The Company's business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rental. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the Company. The first and fourth quarters for the Company's rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.


Liquidity and Capital Resources

     The Company's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the three months ended March 31, 2002, cash provided by operating activities was $164.6 million.

     Cash used in investing activities was $367.7 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.1 billion ($660.7 million at Dollar and $405.2 million at Thrifty) which was partially offset by $661.2 million ($395.4 million at Dollar and $265.8 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments decreased $38.2 million for the three months ended March 31, 2002. Restricted cash and investments ($9.8 million at March 31, 2002) are restricted primarily for the acquisition of revenue-earning vehicles. The Company also used cash for the purchase of non-vehicle capital expenditures of $1.3 million. These expenditures consist primarily of airport facility improvements for the Company's rental locations and investments in information technology equipment and systems.

     The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2002, the insurance companies had issued approximately $46.8 million in bonds to secure these obligations.

     Asset Backed Notes

     The asset backed note program at March 31, 2002 was comprised of $1.2 billion in asset backed notes with maturities ranging from 2002 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.17 billion bear interest at fixed rates ranging from 5.90% to 7.10%, including the 2001 Series Notes of $350 million, which are floating rate notes swapped to a fixed rate. Asset backed notes totaling $33.4 million bear interest at floating rates ranging from LIBOR plus .95% to LIBOR plus 1.05%. At March 31, 2002, the Company had $275 million available under its asset backed Variable Funding Note Purchase Facility (the "Conduit"). An additional bank entered into the Conduit in April 2002, increasing the facility to $325 million.

     Commercial Paper Program and Liquidity Facility

     Effective February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million, backed by a renewal of the Liquidity Facility in the amount of $522 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 2002, the Company had $331.6 million in commercial paper outstanding.

     Other Obligations and Vehicle Debt

     At March 31, 2002, a vehicle manufacturer line of credit included borrowings of $133.9 million, which bears interest at rates based on commercial paper rates and is renewable annually. This line of credit is collateralized by the related vehicles.

     Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At March 31, 2002, Thrifty had approximately CND$89.5 million (US$56.1 million) funded under this program.

     At March 31, 2002, the Company has borrowings of $18.5 million under the $25 million bank vehicle lines of credit which are collateralized by the vehicles financed under the facilities. In April 2002, the bank vehicle lines of credit were increased to $75 million with interest rates based on LIBOR and are renewable annually. In addition, the Company has borrowings of $9.4 million at March 31, 2002 under a $15 million revolving line of credit from a bank that bears interest at rates based on LIBOR and is collateralized by the related vehicles. Also included in other vehicle debt are borrowings of $3.5 million outstanding under a line of credit used to support Thrifty's investment in the partnership and $1.3 million which are collateralized by shuttle buses.

     Revolving Credit Facility

     The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002. In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolving Credit Facility to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $96.5 million and no working capital borrowings at March 31, 2002.

     DaimlerChrysler Credit Support

     DaimlerChrysler Corporation ("DaimlerChrysler") currently provides $11.4 million of credit support for the Company's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit expires December 23, 2002. The Company may need to replace reductions in the letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Company.


New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement of Financial Accounting Standard ("SFAS") No. 141,
"Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit and determined that goodwill was not impaired. (See
Note 4 to the consolidated financial statements).

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information about the Company's market sensitive financial instruments constitutes a "forward-looking" statement. The Company's primary market risk exposure is changing interest rates, primarily in the United States. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt and the interest rate swap agreement. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company's debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.

     At March 31, 2002, there were no significant changes in the Company's quantitative disclosures about market risk compared to December 31, 2001, which is included under Item 7A of the Company's most recent Form 10-K.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

[a]  Index of Exhibits
     -----------------

Exhibit 4.51 Amendment No. 3 to Series 1997-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company

Exhibit 4.52 Amendment No. 2 to Series 1999-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company

Exhibit 4.53 Amendment No. 1 to Series 2001-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company

Exhibit 4.54 Second Amendment and Waiver to Amended and Restated Credit Agreement dated as of January 7, 2002 by and among DTG, Dollar, Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston

Exhibit 4.55  Amendment  No. 5 to  Master  Motor  Vehicle  Lease  and  Servicing
              Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston

Exhibit 4.56 Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company

Exhibit 4.57 Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA

Exhibit 4.58 Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company

Exhibit 4.59 Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company

Exhibit 4.60 Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company

Exhibit 4.61 Extension Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit 4.62 Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit 15.6 Letter from Deloitte & Touche LLP regarding interim financial information

[b]  Reports on Form 8-K
     -------------------

          No report on Form 8-K was filed by the Company during or applicable to the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 10, 2002.


                                   DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.


                                   By:     /s/ JOSEPH E. CAPPY
                                           -------------------------------------
                                   Name:   Joseph E. Cappy
                                   Title:  President and Principal Executive
                                           Officer


                                   By:     /s/ STEVEN B. HILDEBRAND
                                           -------------------------------------
                                   Name:   Steven B. Hildebrand
                                   Title:  Executive Vice President, Principal
                                           Financial Officer and Principal
                                           Accounting Officer