Form 10-Q
period 2002-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2002-08-13
CIK 1049108

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

                  For the quarterly period ended June 30, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No_____

     The number of shares outstanding of the registrant's Common Stock as of July 31, 2002 was 24,492,670.



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

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............14

         ITEM 3.    QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK.............................21

PART II - OTHER INFORMATION...................................................21

         ITEM 1.    LEGAL PROCEEDINGS.........................................21

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......22

         ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................23

SIGNATURES....................................................................25




                  FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

     Some of the statements contained herein under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based on reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our customers reside and where our companies and their franchisees operate; airline travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles and conducting business; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

                         PART I - FINANCIAL INFORMATION



ITEM 1.         FINANCIAL STATEMENTS



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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



Tulsa, Oklahoma
July 24, 2002



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

-----------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Data)

                                                         Three Months                      Six Months
                                                        Ended June 30,                   Ended June 30,
                                                  --------------------------     --------------------------
                                                                         (Unaudited)

                                                      2002          2001             2002          2001
                                                  ------------  ------------     ------------  ------------
REVENUES:
  Vehicle rentals                                 $   239,946   $   226,774      $   435,479   $   424,844
  Vehicle leasing                                      43,509        44,855           75,307        81,432
  Fees and services                                    15,391        15,094           28,484        27,967
  Other                                                 3,622         3,603            5,955         7,237
                                                  ------------  ------------     ------------  ------------
               Total revenues                         302,468       290,326          545,225       541,480
                                                  ------------  ------------     ------------  ------------

COSTS AND EXPENSES:
  Direct vehicle and operating                        109,063       103,683          196,697       195,157
  Vehicle depreciation and lease charges, net          92,583        96,166          164,792       172,195
  Selling, general and administrative                  48,623        43,541           90,635        89,007
  Interest expense, net of interest income             23,432        23,544           43,278        43,170
  Amortization of goodwill                                  -         1,545                -         3,089
                                                  ------------  ------------     ------------  ------------
               Total costs and expenses               273,701       268,479          495,402       502,618
                                                  ------------  ------------     ------------  ------------

INCOME BEFORE INCOME TAXES                             28,767        21,847           49,823        38,862

INCOME TAX EXPENSE                                     11,227         9,430           20,150        17,236
                                                  ------------  ------------     ------------  ------------

NET INCOME                                        $    17,540   $    12,417      $    29,673   $    21,626
                                                  ============  ============     ============  ============

EARNINGS PER SHARE:
  Basic                                           $      0.72   $      0.52      $      1.23   $      0.90
                                                  ============  ============     ============  ============

  Diluted                                         $      0.70   $      0.50      $      1.19   $      0.88
                                                  ============  ============     ============  ============



See notes to consolidated financial statements.




DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------------------
(In Thousands Except Share and Per Share Data)

                                                              June 30,         December 31,
                                                                2002               2001
                                                           --------------     --------------
                                                             (Unaudited)
ASSETS:
Cash and cash equivalents                                  $      87,042      $      37,532
Restricted cash and investments                                   61,770             48,090
Receivables, net                                                 233,746            197,224
Prepaid expenses and other assets                                 69,188             64,946
Revenue-earning vehicles, net                                  2,480,449          1,524,909
Property and equipment, net                                       93,596            101,231
Income taxes receivable                                           34,460              8,149
Software, net                                                     16,663             16,552
Goodwill, net                                                    165,158            165,059
                                                           --------------     --------------
                                                           $   3,242,072      $   2,163,692
                                                           ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable                                           $      25,635      $      25,741
Accrued liabilities                                              173,358            112,626
Deferred income tax liability                                     80,919             22,132
Public liability and property damage                              31,898             23,139
Debt and other obligations                                     2,439,491          1,516,733
                                                           --------------     --------------
               Total liabilities                               2,751,301          1,700,371
                                                           --------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
  Authorized 10,000,000 shares; none outstanding                       -                  -
Common stock, $.01 par value:
  Authorized 50,000,000 shares; issued and outstanding
    24,482,007 and 24,310,816, respectively                          245                243
Additional capital                                               711,918            708,962
Accumulated deficit                                             (207,945)          (237,618)
Accumulated other comprehensive loss                             (13,447)            (8,266)
                                                           --------------     --------------
               Total stockholders' equity                        490,771            463,321
                                                           --------------     --------------
                                                           $   3,242,072      $   2,163,692
                                                           ==============     ==============

See notes to consolidated financial statements.



DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
--------------------------------------------------------------------------------------------
(In Thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                           ---------------------------------
                                                                      (Unaudited)

                                                                2002               2001
                                                           --------------     --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  $     327,636      $     271,115
                                                           --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
  Purchases                                                   (2,289,260)        (2,044,069)
  Proceeds from sales                                          1,107,071          1,098,851
Net change in restricted cash and investments                    (13,680)            (9,460)
Property, equipment and software:
  Purchases                                                       (2,683)           (17,031)
  Proceeds from sales                                                 27                483
Acquisition of business, net of cash acquired                        (38)                 -
                                                           --------------     --------------

               Net cash used in investing activities          (1,198,563)          (971,226)
                                                           --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
  Proceeds                                                     4,003,496          5,251,584
  Payments                                                    (3,080,803)        (4,484,265)
Issuance of common shares                                          2,832              1,382
Financing issue costs                                             (5,088)            (4,701)
                                                           --------------     --------------

               Net cash provided by financing activities         920,437            764,000
                                                           --------------     --------------

CHANGE IN CASH AND CASH EQUIVALENTS                               49,510             63,889

CASH AND CASH EQUIVALENTS:
Beginning of period                                               37,532             38,493
                                                           --------------     --------------

End of period                                              $      87,042      $     102,382
                                                           ==============     ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

  Direct financing and sales-type lease receivables        $      66,128      $      28,149
                                                           ==============     ==============
  Deferred income on sales-type lease receivables          $         171      $         198
                                                           ==============     ==============
  Acquisition of franchises                                $           -      $         422
                                                           ==============     ==============


See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 and 2001

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

     The consolidated financial statements and notes thereto for the interim periods included herein have not been audited by independent public accountants. In the Company's opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

     Certain reclassifications have been made in the three-month and six-month periods ended June 30, 2001 consolidated financial statements to conform to the classifications used in the three-month and six-month periods ended June 30, 2002 financial statements.


2.   VEHICLE DEPRECIATION AND LEASE CHARGES, NET

     Vehicle   depreciation   and  lease  charges   include  the  following  (in
     thousands):



                                                             Three Months              Six Months
                                                            Ended June 30,           Ended June 30,
                                                        ----------------------   ----------------------

                                                           2002        2001         2002        2001
                                                        ----------  ----------   ----------  ----------

     Depreciation of revenue-earning vehicles, net      $  91,108   $  88,598    $ 161,336   $ 157,702
     Rents paid for vehicles leased                         1,475       7,568        3,456      14,493
                                                        ----------  ----------   ----------  ----------
                                                        $  92,583   $  96,166    $ 164,792   $ 172,195
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

     The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share ("EPS") is shown below (in thousands except share and per share data):


                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                --------------------------   --------------------------

                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------  ------------

     Net income                                 $    17,540   $    12,417    $    29,673   $    21,626
                                                ============  ============   ============  ============
     Basic EPS:
        Weighted average common shares           24,257,511    24,079,634     24,205,672    24,080,306
                                                ============  ============   ============  ============

     Basic EPS                                  $      0.72   $      0.52    $      1.23   $      0.90
                                                ============  ============   ============  ============

     Diluted EPS:
        Weighted average common shares           24,257,511    24,079,634     24,205,672    24,080,306

     Shares contingently issuable:
       Stock options                                499,117       515,406        302,571       391,789
       Performance awards                           120,300        37,533        120,300        37,533
       Shares held for compensation plans           165,922       168,311        165,960       145,132
       Director compensation shares deferred         45,665        29,128         43,833        26,639
                                                ------------  ------------   ------------  ------------

     Shares applicable to diluted                25,088,515    24,830,012     24,838,336    24,681,399
                                                ============  ============   ============  ============

     Diluted EPS                                $      0.70   $      0.50    $      1.19   $      0.88
                                                ============  ============   ============  ============





     At June 30, 2002 and 2001, options to purchase 1,051,416 and 42,900 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit as of January 1, 2002, and determined that the fair values of the reporting units exceeded their respective carrying amounts. Accordingly, the initial implementation of this standard did not result in an impairment of goodwill. Additionally, during the second quarter of 2002, the Company completed the annual impairment test of goodwill for 2002 and determined that the fair values of the reporting units exceeded their respective carrying amounts and goodwill continues not to be impaired. The Company will continue to perform annual impairment testing during the second quarter of each year, and interim testing will be performed should an event occur or circumstances indicate that the carrying amount of goodwill may be impaired.

     The changes in the carrying amount of goodwill for the three months and six months ended June 30, 2002, are as follows (in thousands):


                                                                       Reporting Units
                                                   -------------------------------------------------------
                                                      Dollar        Thrifty         Other         Total
                                                   ------------  ------------   ------------  ------------

     Balance as of January 1, 2002                 $   132,365   $    32,694    $         -   $   165,059
     Goodwill through acquisitions during year              50             -              -            50
     Effect of change in rates used for
         foreign currency translation                        -            49              -            49
                                                   ------------  ------------   ------------  ------------

     Balance as of June 30, 2002                   $   132,415   $    32,743    $         -   $   165,158
                                                   ============  ============   ============  ============


     The following table provides the comparable effects of adoption of SFAS No. 142 (in thousands except per share data):


                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                --------------------------   --------------------------

                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------  ------------
     Reported net income                        $    17,540   $    12,417    $    29,673   $    21,626
     Add back:  goodwill amortization,
        net of income tax expense                         -         1,407              -         2,806
                                                ------------  ------------   ------------  ------------
     Adjusted net income                        $    17,540   $    13,824    $    29,673   $    24,432
                                                ============  ============   ============  ============

     Basic earnings per share:
       Reported net income                      $      0.72   $      0.52    $      1.23   $      0.90
       Goodwill amortization, net of
          income tax expense                              -          0.06              -          0.12
                                                ------------  ------------   ------------  ------------
       Adjusted net income                      $      0.72   $      0.58    $      1.23   $      1.02
                                                ============  ============   ============  ============

     Diluted earnings per share:
       Reported net income                      $      0.70   $      0.50    $      1.19   $      0.88
       Goodwill amortization, net of
          income tax expense                              -          0.06              -          0.11
                                                ------------  ------------   ------------  ------------
       Adjusted net income                      $      0.70   $      0.56    $      1.19   $      0.99
                                                ============  ============   ============  ============


5.   DEBT AND OTHER OBLIGATIONS

     Debt and other obligations as of June 30, 2002 and December 31, 2001 consist of the following (in thousands):



                                                                 June 30,     December 31,
                                                                   2002           2001
                                                              -------------  -------------

     Vehicle Debt and Obligations:

     Asset backed notes, net of discount                      $  1,549,786   $  1,199,721
     Conduit                                                       325,000              -
     Commercial paper, net of discount                             271,725        128,271
     Vehicle manufacturer line of credit                           128,124        113,086
     Limited partner interest in limited partnership                75,707         51,442
     Other vehicle debt                                             89,149         24,213
                                                              -------------  -------------
                    Total debt and other obligations          $  2,439,491   $  1,516,733
                                                              =============  =============




     Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002 under the Revolving Credit Facility (the "Revolver"). In early January 2002, the
     Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolver to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolver of approximately $144.2 million and no working capital borrowings at June 30, 2002.

     On January 31, 2002, the Variable Funding Note Purchase Facility (the "Conduit") was renewed to December 12, 2002 at a maximum capacity of $275 million. On April 16, 2002, an additional bank entered into the Conduit, increasing the available financing from $275 million to $325 million.

     On February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million backed by a renewal of the Liquidity Facility, in the amount of $522 million.

     On April 15, 2002, the Company's $25 million bank vehicle lines of credit were increased to $75 million, which bear interest at rates based on LIBOR and are renewable annually.

     On June 4, 2002, Rental Car Finance Corp. (a consolidated special purpose financing subsidiary) issued $350 million of asset backed notes (the "2002 Series Notes") to replace maturing asset backed notes and provide for growth in the Company's fleet. The 2002 Series Notes are floating rate notes that have a term of three years. In conjunction with the issuance of the 2002 Series Notes, the Company also entered into an interest rate swap agreement to convert one-half of this floating rate debt to fixed rate debt (Note 6).

     On June 7, 2002, the Company entered into a $150 million vehicle line of credit with a finance subsidiary of a vehicle manufacturer, which bears interest at rates based on the Prime interest rate. At June 30, 2002, there were no borrowings outstanding under this line of credit.

     On June 27, 2002, the Company's vehicle line of credit up to $15 million was extended and will expire in November 2002.


6.   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company's operating results. During March 2001, the Company entered into an interest rate swap agreement ("2001 Swap") to convert the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The 2001 Swap, which terminates in April 2006, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. During June 2002, the Company entered into an interest rate swap agreement ("2002 Swap") to convert the variable interest rate on $175 million of asset backed notes to a fixed interest rate. The 2002 Swap, which terminates in August 2005, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as liabilities at fair market value, which was approximately $20.2 million at June 30, 2002 (Note 8). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at June 30, 2002 that is expected to be reclassified into earnings within the next twelve months.

7.   BUSINESS SEGMENTS

     The Company has two reportable segments, Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):


     For the Three Months
     Ended June 30, 2002                           Dollar        Thrifty        Other        Total
     -----------------------------------------  ------------  ------------  ------------  ------------

     Revenues                                   $   215,976   $    86,134   $       358   $   302,468
     Income before income taxes                 $    23,869   $     4,898   $         -   $    28,767



     For the Three Months
     Ended June 30, 2001                           Dollar        Thrifty        Other         Total
     -----------------------------------------  ------------  ------------  ------------  ------------

     Revenues                                   $   221,251   $    68,795   $       280   $   290,326
     Income before income taxes                 $    17,893   $     3,970   $       (16)  $    21,847



     For the Six Months
     Ended June 30, 2002                           Dollar        Thrifty        Other         Total
     -----------------------------------------  ------------  ------------  ------------  ------------

     Revenues                                   $   400,228   $   144,461   $       536   $   545,225
     Income before income taxes                 $    43,023   $     6,800   $         -   $    49,823



     For the Six Months
     Ended June 30, 2001                           Dollar        Thrifty        Other         Total
     -----------------------------------------  ------------  ------------  ------------  ------------

     Revenues                                   $   415,676   $   125,430   $       374   $   541,480
     Income before income taxes                 $    32,126   $     6,752   $       (16)  $    38,862




8.   COMPREHENSIVE INCOME

     Comprehensive income is comprised of the following (in thousands):



                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                --------------------------   --------------------------

                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------  ------------

     Net income                                 $    17,540   $    12,417    $    29,673   $    21,626

     Interest rate swap gain/(loss)                  (7,774)        4,644         (5,582)          621
     Foreign currency translation adjustment            440           289            401          (119)
                                                ------------  ------------   ------------  ------------

     Comprehensive income                       $    10,206   $    17,350    $    24,492   $    22,128
                                                ============  ============   ============  ============



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


                                     *******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     DTG owns two separate vehicle rental companies, Dollar and Thrifty. DTG, Dollar, Thrifty and each of their subsidiaries are individually or collectively referred to herein as the "Company", as the context may require. The majority of Dollar's revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty's revenue is generated from leasing vehicles and providing services to franchisees.


Results of Operations

     The following table sets forth the percentage of total revenues in the Company's consolidated statements of income:



                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                -------------------------    -------------------------
                                                                 (Percentage of Revenue)

                                                   2002          2001           2002          2001
                                                -----------   -----------    -----------   -----------

Revenues:
  Vehicle rentals                                     79.3%         78.1%          79.9%         78.5%
  Vehicle leasing                                     14.4          15.5           13.8          15.0
  Fees and services                                    5.1           5.2            5.2           5.2
  Other                                                1.2           1.2            1.1           1.3
                                                -----------   -----------    -----------   -----------
         Total revenues                              100.0         100.0          100.0         100.0
                                                -----------   -----------    -----------   -----------

Costs and expenses:
  Direct vehicle and operating                        36.1          35.7           36.1          36.0
  Vehicle depreciation and lease charges, net         30.6          33.1           30.2          31.8
  Selling, general and administrative                 16.1          15.0           16.6          16.4
  Interest expense, net of interest income             7.7           8.1            8.0           8.0
  Amortization of goodwill                             0.0           0.6            0.0           0.6
                                                -----------   -----------    -----------   -----------
         Total costs and expenses                     90.5          92.5           90.9          92.8
                                                -----------   -----------    -----------   -----------

Income before income taxes                             9.5           7.5            9.1           7.2

Income tax expense                                     3.7           3.2            3.7           3.2
                                                -----------   -----------    -----------   -----------

Net income                                             5.8%          4.3%           5.4%          4.0%
                                                ===========   ===========    ===========   ===========



The Company's major sources of revenue are as follows:



                                                       Three Months                     Six Months
                                                      Ended June 30,                  Ended June 30,
                                                --------------------------   --------------------------
                                                                     (In Thousands)
                                                    2002          2001           2002          2001
                                                ------------  ------------   ------------  ------------

Vehicle rental revenue:
  Dollar                                        $   207,095   $   210,270    $   385,178   $   395,906
  Thrifty                                            32,851        16,504         50,301        28,938
                                                ------------  ------------   ------------  ------------
      Total                                     $   239,946   $   226,774    $   435,479   $   424,844
                                                ============  ============   ============  ============

Vehicle leasing revenue:
   Dollar                                       $     3,110   $     5,053    $     5,068   $     9,199
   Thrifty                                           40,399        39,802         70,239        72,233
                                                ------------  ------------   ------------  ------------
      Total                                     $    43,509   $    44,855    $    75,307   $    81,432
                                                ============  ============   ============  ============


The following table sets forth certain selected operating data of the Company:



                                                       Three Months                   Six Months
                                                      Ended June 30,                Ended June 30,
                                                --------------------------   --------------------------

U.S. and Canada                                      2002         2001           2002          2001
                                                ------------  ------------   ------------  ------------

Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated                  73,855        76,657         66,467        70,677
Number of rental days                             5,554,120     5,661,652     10,068,055    10,587,453
Average revenue per day                         $     43.20   $     40.05    $     43.25   $     40.13
Monthly average revenue per vehicle             $     1,083   $       986    $     1,092   $     1,002

Vehicle Leasing Data:
Average number of vehicles leased                    31,590        32,393         27,957        29,594
Monthly average revenue per vehicle             $       459   $       462    $       449   $       459



Three Months Ended June 30, 2002 Compared with Three Months Ended June 30, 2001


     During the second quarter, demand for rental cars was below prior year levels, with airline traffic about 11% below last year. The rental car industry has reduced its fleet size in response to lower rental demand, which has allowed the industry to increase rental rates.

     Revenues

     Total revenues for the quarter ended June 30, 2002 increased $12.1 million, or 4.2%, to $302.5 million compared to the second quarter of 2001. The increase in total revenue was primarily due to a 5.8% increase in vehicle rental revenue and a 2.0% increase in fees and services revenue partially offset by a 3.0% decrease in vehicle leasing revenue.

     The Company's vehicle rental revenue for the second quarter of 2002 was $240.0 million, a $13.2 million increase ($16.4 million increase at Thrifty offset by a $3.2 million decrease at Dollar) from the second quarter of 2001. The increase in vehicle rental revenue at Thrifty was due to the shift of several locations from franchised operations to corporate operations. The decline in vehicle rental revenue at Dollar was the result of a 9.0% reduction in rental days, partially offset by an 8.2% increase in revenue per day.

     Vehicle leasing revenue for the second quarter of 2002 was $43.5 million, a $1.3 million decrease ($1.9 million decrease at Dollar and a $0.6 million increase at Thrifty) from the second quarter of 2001. This decline was due to a 2.5% decline in the average lease fleet primarily related to the shift of several locations from franchised operations to corporate operations, partially offset by an increase in fleet units leased to existing franchisees.

     Fees and services revenue increased 2.0% to $15.4 million as compared to the second quarter of 2001. This growth was due to a $0.6 million increase at Thrifty partially offset by a $0.3 million decrease at Dollar.


     Expenses

     Total expenses increased 1.9% from $268.5 million in the second quarter of 2001 to $273.7 million in the second quarter of 2002. This increase was due primarily to a $16.4 million, or 25.3% increase at Thrifty offset by an $11.3 million, or 5.5% decrease at Dollar. Total expenses as a percentage of revenue decreased to 90.5% in 2002 from 92.5% in 2001.

     Direct vehicle and operating expenses for the second quarter of 2002 increased $5.4 million, or 5.2%, over the 2001 second quarter, comprised of a $2.0 million increase at Dollar and a $3.4 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and to higher insurance costs, partially offset by reduced bad debt expenses related to franchisee receivables at Thrifty.

     Net vehicle depreciation expense and lease charges decreased $3.6 million, or 3.7%, in the second quarter of 2002 as compared to the second quarter of 2001, consisting of a $10.9 million decrease at Dollar offset by a $7.3 million increase at Thrifty. Lease charges, for vehicles leased from third parties, decreased $6.1 million to $1.5 million for the second quarter of 2002 due to a decrease in the number of vehicles leased. Vehicle depreciation expense increased $3.8 million, or 4.0%, due to a 2.6% increase in depreciable fleet and a 1.3% increase in the average depreciation rate. Net vehicle gains on the disposal of non-program vehicles were $7.3 million for the second quarter of 2002 and $6.0 million for the second quarter of 2001.

     Selling, general and administrative expenses of $48.6 million for the second quarter of 2002 increased 11.7% from $43.5 million in the second quarter of 2001 comprised primarily of a $4.8 million increase at Thrifty and a $0.1 million increase at Dollar. This increase was due primarily to higher accruals for incentive compensation plans, partially offset by savings from staff reductions and other general and administrative expenses.

     Net interest expense decreased $0.1 million primarily due to lower interest rates, partially offset by higher letter of credit fees and higher average vehicle debt in the second quarter of 2002 as compared to the second quarter of 2001.

     Amortization of goodwill was discontinued effective January 1, 2002, due to the implementation of SFAS No. 142, resulting in no goodwill amortization expense being recorded for the three months ended June 30, 2002 compared to $1.5 million for the three months ended June 30, 2001.

     The effective tax rate for the second quarter of 2002 was 39.0% compared to 43.2% for the second quarter of 2001. This decrease was due to a change in the relationship between permanent differences, including goodwill amortization, and Canadian operations to income before income taxes. The effective tax rate differs from the U.S. statutory rate for 2002 due primarily to state and local taxes and losses relating to TCL for which no benefit was recorded.

     Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

     Operating Results

     Income before income taxes increased $6.9 million, or 31.7% to $28.8 million for the second quarter of 2002. This increase consisted of a $6.0 million increase at Dollar and a $0.9 million increase at Thrifty.



Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

     Revenues

     Total revenues for the six months ended June 30, 2002 increased $3.7 million, or 0.7%, to $545.2 million compared to the six months ended June 30, 2001. The growth in total revenue was due to an increase in vehicle rental revenue of 2.5% and an increase in fees and services revenue of 1.8%, substantially offset by a decrease in vehicle leasing revenue of 7.5%.

     The Company's vehicle rental revenue for the first half of 2002 was $435.5 million, a $10.6 million increase (a $21.3 million increase at Thrifty offset by a $10.7 million decrease at Dollar) from the first half of 2001. The growth in vehicle rental revenue at Thrifty was the result of the shift of several locations from franchised operations to corporate operations. The decline in vehicle rental revenue at Dollar was the result of a 10.0% decrease in rental days, partially offset by an 8.1% increase in revenue per day.

     Vehicle leasing revenue for the first half of 2002 was $75.3 million, a $6.1 million decrease ($4.1 million at Dollar and $2.0 million at Thrifty) from the first half of 2001. This decline in vehicle leasing revenue was due to a 5.5% decline in the average lease fleet primarily related to the shift of several locations from franchised operations to corporate operations, combined with a 2.2% decline in the average lease rate.

     Fees and services revenue increased 1.8% to $28.5 million as compared to the first half of 2001. This growth was due to a $1.2 million increase at Thrifty offset by $0.7 million decrease at Dollar.

     Expenses

     Total expenses decreased 1.4% from $502.6 million in the first half of 2001 to $495.4 million in the first half of 2002. This decrease was due primarily to a $26.3 million, or 6.9% decrease at Dollar and a $19.0 million, or 16.0% increase at Thrifty. Total expenses as a percentage of revenue declined to 90.9% in 2002 from 92.8% in 2001.

     Direct vehicle and operating expenses for the first half of 2002 increased $1.5 million, or 0.8%, compared to the first half of 2001, comprised of a $5.0 million increase at Thrifty offset by a $3.5 million decrease at Dollar. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees and to higher insurance costs, partially offset by lower vehicle related costs at Dollar and reduced bad debt expenses related to franchisee receivables at Thrifty.

     Net vehicle depreciation expense and lease charges decreased $7.4 million, or 4.3%, in the first half of 2002 as compared to the first half of 2001, consisting of a $17.1 million decrease at Dollar offset by a $9.7 million increase at Thrifty. Lease charges, for vehicles leased from third parties, decreased $11.0 million due to a decrease in the number of vehicles leased in the first half of 2002. Vehicle depreciation expense increased $5.2 million, or 3.1%, due to a 3.3% increase in the average depreciation rate. Net vehicle gains on the disposal of non-program vehicles were $11.4 million for the first half of 2002 and $9.8 million for the first half of 2001.

     Selling, general and administrative expenses of $90.6 million for 2002 increased 1.8% from $89.0 million in 2001, comprised of a $3.9 million increase at Thrifty offset by a $2.4 million decrease at Dollar. This increase was due primarily to higher accruals for incentive compensation plans, partially offset by savings from staff reductions, lower sales and marketing costs, and other general and administrative expenses.

     Net interest expense increased $0.1 million, or 0.3%, to $43.3 million in the first half of 2002 primarily due to higher letter of credit fees and higher average vehicle debt, substantially offset by lower interest rates.

     For the first half of 2002, no goodwill amortization expense was recorded compared to $3.1 million for the first half of 2001, due to the implementation of SFAS No. 142 effective January 1, 2002.

     The effective tax rate for the first half of 2002 was 40.4% compared to 44.4% for the first half of 2001. This decrease was due to a change in the relationship between permanent differences, including goodwill amortization, and Canadian operations to income before income taxes. For the first half of 2002, the effective rate differs from the U.S. statutory rate due primarily to state and local taxes and losses relating to TCL for which no benefit was recorded.

     Operating Results

     The Company had income before income taxes of $49.8 million for the first half of 2002 as compared to $38.9 million for the first half of 2001, a 28.2% increase. This increase consisted of a $10.9 million increase at Dollar and no change at Thrifty.


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

Liquidity and Capital Resources

     The Company's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the six months ended June 30, 2002, cash provided by operating activities was $327.6 million.

     Cash used in investing activities was $1.2 billion. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.3 billion ($1.4 billion at Dollar and $900 million at Thrifty) which was partially offset by $1.1 billion ($700 million at Dollar and $400 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments increased $13.7 million for the six months ended June 30, 2002. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses described under the section discussing asset backed notes. The Company also used cash for non-vehicle capital expenditures of $2.7 million. These expenditures consist primarily of airport facility improvements for the Company's rental locations and investments in information technology equipment and systems.

     The Company has significant requirements for surety bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2002, the insurance companies had issued approximately $46.4 million in surety bonds to secure these obligations.

     Asset Backed Notes and Conduit

     The asset backed note program at June 30, 2002 was comprised of $1.55 billion in asset backed notes with maturities ranging from 2002 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.342 billion bear interest at fixed rates ranging from 4.77% to 7.10%, including the 2001 Series Notes of $350 million and one-half of the 2002 Series Notes of $350 million, which are floating rate notes swapped to fixed rates. Asset backed notes totaling $208.4 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. At June 30, 2002, the Company had $325 million available under its asset backed Variable Funding Note Purchase Facility.

     Commercial Paper Program and Liquidity Facility

     Effective February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million, backed by a renewal of the Liquidity Facility in the amount of $522 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 2002, the Company had $271.7 million in commercial paper outstanding.

     Other Obligations and Vehicle Debt

     At June 30, 2002, a vehicle manufacturer line of credit included borrowings of $128.1 million, which is collateralized by the related vehicles. This line of credit was renewed in July 2002 and bears interest at rates based on LIBOR.

     Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. The accounts of this partnership are appropriately consolidated with the company. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through an unrelated bank commercial paper conduit. At June 30, 2002, Thrifty had approximately CND$114.8 million (US$75.7 million) funded under this program.

     At June 30, 2002, the Company had borrowings of $70.7 million under $75 million of bank vehicle lines of credit, which are collateralized by the vehicles financed under the facilities. These lines of credit bear interest at rates based on LIBOR and are renewable annually. In addition, the Company had borrowings of $14.2 million at June 30, 2002, under a $15 million revolving line of credit from a bank that bears interest at rates based on LIBOR and is collateralized by the related vehicles. During the second quarter, this line of credit was extended to November 2002. Also included in other vehicle debt are borrowings of $3.3 million outstanding under a line of credit used to support Thrifty's investment in the fleet securitization partnership and $1.0 million, which is collateralized by shuttle buses.

     Revolving Credit Facility

     The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002. In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolving Credit Facility to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $144.2 million and no working capital borrowings at June 30, 2002.

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

     The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit and determined that goodwill was not impaired. Additionally, during the second quarter, the Company completed the annual impairment test on goodwill for 2002 and concluded goodwill was not impaired. The Company will complete the annual impairment test during the second quarter of each year unless circumstances arise that require more frequent testing (See
Note 4 to the consolidated financial statements).

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


ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following information about the Company's market sensitive financial instruments constitutes a "forward-looking" statement. The Company's primary market risk exposure is changing interest rates, primarily in the United States. The Company's policy is to manage interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company's debt is denominated in Canadian Dollars, its carrying value is impacted by exchange rate fluctuations.

     At June 30, 2002, there were no significant changes in the Company's quantitative disclosures about market risk compared to December 31, 2001, which is included under Item 7A of the Company's most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 6 to the consolidated financial statements.


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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a] On May 22, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees.

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

[c] The votes cast by the Company's stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

                                                  NUMBER OF VOTES
                                            ---------------------------
                    NOMINEE                     FOR          WITHHELD
          ----------------------------      -----------   -------------

          Molly Shi Boren                   22,587,665          48,985
          Thomas P. Capo                    22,277,551         359,099
          Joseph E. Cappy                   22,589,251          47,399
          Edward J. Hogan                   22,272,450         364,200
          Maryann N. Keller                 22,275,666         360,984
          The Hon. Edward C. Lumley         22,207,470         429,180
          John C. Pope                      22,586,566          50,084
          John P. Tierney                   22,272,376         364,274
          Edward L. Wax                     22,587,951          48,699


The Company's stockholders voted on the following proposals:

Proposal 1 - Election of Directors. See paragraphs (b) and (c) above.

Proposal 2 - Appointment of Deloitte & Touche LLP as Auditors for the 2002 year. A proposal to appoint Deloitte & Touche LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2002 was adopted, with 22,241,418 votes cast for, 394,932 votes cast against and 300 votes abstained.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

[a]  Index of Exhibits

     Exhibit 4.63 Amendment No.3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

     Exhibit 4.64 Amendment No.3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA

     Exhibit 4.65 Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

     Exhibit 4.66 Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

     Exhibit 4.67 Series 2002-1 Supplement dated as of June 4, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

     Exhibit 4.68 Note Purchase Agreement dated as of May 22, 2002 among Rental Car Finance Corp., Deutsche Bank Securities Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Dresdner Kleinwort Wasserstein-Grantchester, Inc., ING Financial Markets LLC and Scotia Capital (USA) Inc.

     Exhibit 4.69 Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

     Exhibit 4.70 Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

     Exhibit 4.71 Enhancement Letter of Credit Application and Agreement dated as of June 4, 2002 among Dollar, Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston

     Exhibit 10.29 Dollar Thrifty Automotive Group, Inc. Executive Option Plan effective June 1, 2002

     Exhibit 15.7       Letter from   Deloitte  & Touche  LLP regarding  interim
                        financial information

     Exhibit 99.1       Certification by the Chief Executive Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2       Certification by the Chief Financial Officer Pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002




[b]  Reports on Form 8-K

     No report on Form 8-K was filed by the Company during or applicable to the quarter ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 13, 2002.

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