Form 10-Q
period 2002-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2002-11-12
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13647

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1356520 (I.R.S. Employer Identification No.)

5330 East 31st Street
Tulsa, Oklahoma 74135
(Address of principal executive offices and zip code)

(918) 660-7700
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒    No ☐

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2002 was 24,492,903.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2002, except for Note 18, as to which the date is February 26, 2002, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
October 23, 2002

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(In Thousands, Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Unaudited)
REVENUES:
Vehicle Rentals	$268,019	$242,310	$703,498	$667,154
Vehicle leasing	52,653	48,495	127,960	129,927
Fees and services	15,408	16,467	43,892	44,434
Other	1,588	675	7,543	7,912

Total revenues	337,668	307,947	882,893	849,427

COSTS AND EXPENSES:
Direct vehicle and operating	113,537	110,298	310,234	305,455
Vehicle depreciation and lease charges, net	119,242	113,532	284,034	285,727
Selling, general and administrative	43,803	40,994	134,438	130,001
Interest expense, net of interest income	27,066	26,923	70,344	70,093
Amortization of goodwill	-	1,544	-	4,633

Total costs and expenses	303,648	293,291	799,050	795,909

INCOME BEFORE INCOME TAXES	34,020	14,656	83,843	53,518

INCOME TAX EXPENSE	12,813	8,618	32,963	25,854

NET INCOME	$21,207	$6,038	$50,880	$27,664

EARNINGS PER SHARE:
Basic	$0.87	$0.25	$2.10	$1.15

Diluted	$0.85	$0.25	$2.05	$1.13

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(In Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS:
Cash and cash equivalents	$109,956	$37,532
Restricted cash and investments	354,988	48,090
Receivables, net	206,214	197,224
Prepaid expenses and other assets	66,925	64,946
Revenue-earning vehicles, net	2,211,624	1,525,553
Property and equipment, net	90,910	100,587
Income taxes receivable	53,678	8,149
Software, net	16,138	16,552
Goodwill, net	165,113	165,059

	$3,275,546	$2,163,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$39,505	$25,741
Accrued liabilities	183,488	112,626
Deferred income tax liability	131,048	22,132
Public liability and property damage	37,689	23,139
Debt and other obligations	2,384,934	1,516,733

Total liabilities	2,776,664	1,700,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; issued and outstanding 24,492,670 and 24,310,816, respectively	245	243
Additional capital	712,069	708,962
Accumulated deficit	(186,738)	(237,618)
Accumulated other comprehensive loss	(26,694)	(8,266)

Total stockholders’ equity	498,882	463,321

	$3,275,546	$2,163,692

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(In Thousands)

	Nine Months
	Ended September 30,

	2002	2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,880	$27,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	288,437	278,785
Non-vehicle depreciation	10,843	9,726
Net gains from disposition of revenue-earning vehicles	(10,386)	(12,230)
Amortization	3,305	7,249
Common stock option transactions	-	30
Net losses from sale of property	132	-
Provision for losses on receivables	6,391	19,321
Deferred income taxes	120,494	15,512
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(45,529)	3,219
Receivables	58,263	49,250
Prepaid expenses and other assets	3,259	(3,883)
Accounts payable and accrued liabilities	54,481	(32,798)
Public liability and property damage	14,550	(11,655)
Other	64	(372)

Net cash provided by operating activities	555,184	349,818

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,725,625)	(2,339,743)
Proceeds from sales	1,688,062	1,607,339
Net change in restricted cash and investments	(306,898)	(156,398)
Property, equipment and software:
Purchases	(4,235)	(26,368)
Proceeds from sales	35	483
Acquisition of businesses, net of cash acquired	(38)	(2,153)

Net cash used in investing activities	$(1,348,699)	$(916,840)

(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(In Thousands)

	Nine Months
	Ended September 30,

	2002	2001

	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds	$5,668,265	$6,737,900
Payments	(4,800,162)	(6,151,166)
Issuance of common shares	3,109	1,771
Purchase of common stock for treasury	-	(3,615)
Financing issue costs	(5,273)	(5,107)

Net cash provided by financing activities	865,939	579,783

CHANGE IN CASH AND CASH EQUIVALENTS	72,424	12,761

CASH AND CASH EQUIVALENTS:
Beginning of period	37,532	38,493

End of period	$109,956	$51,254

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Direct financing and sales-type receivables	$73,618	$39,528

Deferred income on sales-type lease receivables	$177	$224

Acquisition of franchises	$-	$422

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for (refund of) income taxes to (from) taxing authorities	$(42,343)	$6,686

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

(Unaudited)

1.        BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. ("DTG") and its subsidiaries. DTG's significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc. ("Dollar") and Thrifty, Inc. Thrifty, Inc. is the parent company to Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc. which is the parent company to Thrifty Canada Ltd. ("TCL") (individually and collectively referred to as "Thrifty"). The term the "Company" is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 20, 2002 have been followed in preparing the accompanying consolidated financial statements.

The consolidated financial statements and notes thereto for the interim periods included herein have not been audited by independent public accountants. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Certain reclassifications have been made in the three-month and nine-month periods ended September 30, 2001 consolidated financial statements to conform to the classifications used in the three-month and nine-month periods ended September 30, 2002 financial statements.

2.        VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Depreciation of revenue-earning vehicles, net	$116,715	$108,853	$278,051	$266,555
Rents paid for vehicles leased	2,527	4,679	5,983	19,172

	$119,242	$113,532	$284,034	$285,727

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$21,207	$6,038	$50,880	$27,664

Basic EPS:
Weighted average common shares	24,328,726	24,125,092	24,247,140	24,095,401

Basic EPS	$0.87	$0.25	$2.10	$1.15

Diluted EPS:
Weighted average common shares	24,328,726	24,125,092	24,247,140	24,095,401

Shares contingently issuable:
Stock options	295,124	155,934	300,118	257,161
Performance awards	120,300	-	120,300	-
Shares held for compensation plans	163,521	168,734	165,138	153,084
Director compensation shares deferred	48,203	32,966	45,306	28,771

Shares applicable to diluted	24,955,874	24,482,726	24,878,002	24,534,417

Diluted EPS	$0.85	$0.25	$2.05	$1.13

At September 30, 2002 and 2001, options to purchase 1,048,300 and 1,080,642 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.        RECEIVABLES

Receivables consist of the following:

	September 30,	December 31,
	2002	2001

Trade accounts receivable	$101,615	$91,623
Notes receivable	6,298	6,662
Financing receivables, net	76,135	44,227
Due from DaimlerChrysler	47,602	78,967

	231,650	221,479
Less: Allowance for doubtful accounts	(25,436)	(24,255)

	$206,214	$197,224

Trade accounts and notes receivable include primarily amounts due from franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business, accrued revenue on open rental contracts and amounts due from the sale of revenue-earning vehicles. Notes receivable are generally accepted from certain franchisees at current market interest rates with varying maturities and are generally backed by personal guaranties.

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles.

Due from DaimlerChrysler is comprised primarily of amounts due under various incentive and promotion programs.

5.        GOODWILL

In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in thousands):

	Reporting Units

	Dollar	Thrifty	Other	Total

Balance as of January 1, 2002	$132,365	$32,694	$-	$165,059
Goodwill through acquisitions during year	50	-	-	50
Effect of change in rates used for foreign currency translation	-	4	-	4

Balance as of September 30, 2002	$132,415	$32,698	$-	$165,113

The following table provides the comparable effects of adoption of SFAS No. 142 (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Reported net income	$21,207	$6,038	$50,880	$27,664
Add back: goodwill amortization, net of income tax expense	-	1,357	-	4,172

Adjusted net income	$21,207	$7,395	$50,880	$31,836

Basic earnings per share:
Reported net income	$0.87	$0.25	$2.10	$1.15
Goodwill amortization, net of income tax expense	-	0.06	-	0.17

Adjusted net income	$0.87	$0.31	$2.10	$1.32

Diluted earnings per share:
Reported net income	$0.85	$0.25	$2.05	$1.13
Goodwill amortization, net of income tax expense	-	0.06	-	0.17

Adjusted net income	$0.85	$0.31	$2.05	$1.30

6.        DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Vehicle Debt and Obligations:
Asset backed notes, net of discount	$1,481,664	$1,199,721
Conduit	375,000	-
Commercial paper, net of discount	167,622	128,271
Vehicle manufacturers lines of credit	203,757	113,086
Limited partner interest in limited partnership	78,692	51,442
Other vehicle debt	78,199	24,213

Total debt and other obligations	$2,384,934	$1,516,733

Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002 under the Revolving Credit Facility (the “Revolver”). In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolver to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolver of approximately $167.6 million and no working capital borrowings at September 30, 2002.

On January 31, 2002, the Variable Funding Note Purchase Facility (the “Conduit”) was renewed to December 12, 2002 at a maximum capacity of $275 million. On April 16, 2002 and August 19, 2002, additional banks entered into the Conduit, increasing the available financing from $275 million to $375 million.

On February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million backed by a renewal of the Liquidity Facility, in the amount of $522 million.

On April 15, 2002, the Company’s $25 million bank vehicle lines of credit were increased to $75 million, which bear interest at rates based on LIBOR and are renewable annually.

On June 4, 2002, Rental Car Finance Corp. (a consolidated special purpose financing subsidiary) issued $350 million of asset backed notes (the “2002 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2002 Series Notes are floating rate notes that have a term of three years. In conjunction with the issuance of the 2002 Series Notes, the Company also entered into an interest rate swap agreement to convert one-half of this floating rate debt to fixed rate debt (Note 7).

On June 7, 2002, the Company entered into a $150 million vehicle line of credit with a finance subsidiary of another vehicle manufacturer, which bears interest at rates based on the Prime interest rate.

On June 27, 2002, the Company’s vehicle line of credit up to $15 million was extended and will expire on November 30, 2002. As permitted under the agreement, the Company will continue to make principal and interest payments on the outstanding debt until paid off in November 2003.

On July 24, 2002, the Company completed the annual renewal of a $140 million vehicle line of credit with a finance subsidiary of a vehicle manufacturer.

7.        DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. During March 2001, the Company entered into an interest rate swap agreement (“2001 Swap”) to convert the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The 2001 Swap, which terminates in April 2006, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. During June 2002, the Company entered into an interest rate swap agreement (“2002 Swap”) to convert the variable interest rate on $175 million of asset backed notes to a fixed interest rate. The 2002 Swap, which terminates in August 2005, constitutes a cash flow hedge and satisfies the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as liabilities at fair market value, which was approximately $41.2 million at September 30, 2002 (Note 9). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at September 30, 2002 that is expected to be reclassified into earnings within the next twelve months.

8.        BUSINESS SEGMENTS

The Company has two reportable segments, Dollar and Thrifty. These reportable segments are strategic business units that offer different products and services. They are managed separately based on the fundamental differences in their operations. The contributions of these segments to revenues and income before income taxes are summarized below (in thousands):

For the Three Months
Ended September 30, 2002	Dollar	Thrifty	Other	Total

Revenues	$236,560	$101,468	$(360)	$337,668
Income before income taxes	$21,358	$12,637	$25	$34,020

For the Three Months
Ended September 30, 2001	Dollar	Thrifty	Other	Total

Revenues	$231,926	$76,374	$(353)	$307,947
Income before income taxes	$15,773	$(1,133)	$16	$14,656

For the Nine Months
Ended September 30, 2002	Dollar	Thrifty	Other	Total

Revenues	$636,788	$245,929	$176	$882,893
Income before income taxes	$64,381	$19,437	$25	$83,843

For the Nine Months
Ended September 30, 2001	Dollar	Thrifty	Other	Total

Revenues	$647,602	$201,804	$21	$849,427
Income before income taxes	$47,899	$5,619	$-	$53,518

9.       COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net income	$21,207	$6,038	$50,880	$27,664

Interest rate swap loss	(12,816)	(11,530)	(18,398)	(10,909)
Foreign currency translation adjustment	(431)	(379)	(30)	(498)

Comprehensive income (loss)	$7,960	$(5,871)	$32,452	$16,257

10.       CONTINGENCIES

Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

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

Results of Operations

           The following table sets forth the percentage of total revenues in the Company's consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(Percentage of Revenue)
REVENUES:
Vehicle Rentals	79.4%	78.7%	79.7%	78.5%
Vehicle leasing	15.6	15.7	14.5	15.3
Fees and services	4.6	5.4	5.0	5.2
Other	0.4	0.2	0.8	1.0

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	33.6	35.8	35.1	36.0
Vehicle depreciation and lease charges, net	35.3	36.9	32.2	33.6
Selling, general and administrative	13.0	13.3	15.2	15.3
Interest expense, net of interest income	8.0	8.7	8.0	8.3
Amortization of Goodwill	-	0.5	-	0.5

Total costs and expenses	89.9	95.2	90.5	93.7

INCOME BEFORE INCOME TAXES	10.1	4.8	9.5	6.3

INCOME TAX EXPENSE	3.8	2.8	3.7	3.0

NET INCOME	6.3%	2.0%	5.8%	3.3%

The Company's major sources of revenue are as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

		(In Thousands)
Vehicle rental revenue:
Dollar	$229,133	$219,934	$614,311	$615,840
Thrifty	38,886	22,376	89,187	51,314

Total	$268,019	$242,310	$703,498	$667,154

Vehicle leasing revenue:
Dollar	$3,763	$6,380	$8,831	$15,579
Thrifty	48,890	42,115	119,129	114,348

Total	$52,653	$48,495	$127,960	$129,927

The following table sets forth certain selected operating data of the Company:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

U.S. and Canada	2002	2001	2002	2001

Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated	80,968	79,813	71,354	73,757
Number of rental days	6,266,441	6,027,256	16,334,496	16,614,709
Average revenue per day	$42.77	$40.20	$43.07	$40.15
Monthly average revenue per vehicle	$1,103	$1,012	$1,095	$1,005

Vehicle Leasing Data:
Average number of vehicles leased	37,695	36,253	31,238	31,839
Monthly average revenue per vehicle	$466	$446	$455	$453

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

           During the third quarter, travel industry conditions improved only slightly, with airline enplanements down approximately 10% below last year in July and August, but increasing 28% over last year in September due to the significant decline last year following September 11. The rental car industry has reduced capacity due to weaker demand and financial difficulties faced by some of the Company's competitors. These conditions have resulted in increased rental rates.

           Revenues

           Total revenues for the quarter ended September 30, 2002 increased $29.7 million, or 9.7%, to $337.7 million compared to the third quarter of 2001. The increase in total revenue was primarily due to a 10.6% increase in vehicle rental revenue and a 8.6% increase in vehicle leasing revenue partially offset by a 6.4% decrease in fees and services revenue.

           The Company's vehicle rental revenue for the third quarter of 2002 was $268.0 million, a $25.7 million increase ($16.5 million increase at Thrifty and a $9.2 million increase at Dollar) from the third quarter of 2001. The increase in vehicle rental revenue at Thrifty was due to the shift of several locations from franchised operations to corporate operations. Generally, Thrifty does not plan to offer its corporate operations for refranchising. The increase in vehicle rental revenue at Dollar was the result of a 7.0% increase in revenue per day, partially offset by a 2.6% reduction in rental days.

           Vehicle leasing revenue for the third quarter of 2002 was $52.7 million, a $4.2 million increase ($6.8 million increase at Thrifty and a $2.6 million decrease at Dollar) from the third quarter of 2001. This increase was due to an increase in the average number of vehicles leased to franchisees and a 4.5% increase in the average lease rate. The average number of vehicles leased to franchisees was negatively impacted by the shift of several locations from franchised operations to corporate operations.

           Fees and services revenue was $15.4 million, a $1.1 million decrease from the third quarter of 2001. This decline was due to a $2.7 million decrease at Dollar partially offset by a $1.6 million increase at Thrifty.

           Expenses

           Total expenses increased 3.5% from $293.3 million in the third quarter of 2001 to $303.6 million in the third quarter of 2002. This increase was due primarily to an $11.3 million, or 14.6% increase at Thrifty offset by a $1.0 million, or 0.4% decrease at Dollar. Total expenses as a percentage of revenue decreased to 89.9% in 2002 from 95.2% in 2001.

           Direct vehicle and operating expenses for the third quarter of 2002 increased $3.2 million, or 2.9%, over the 2001 third quarter, comprised of a $2.5 million increase at Dollar and a $0.7 million increase at Thrifty. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and to higher insurance costs, partially offset by lower vehicle related costs at Dollar and reduced bad debt expenses related to franchisee receivables at Thrifty.

           Net vehicle depreciation expense and lease charges increased $5.7 million, or 5.0%, in the third quarter of 2002 as compared to the third quarter of 2001, consisting of a $7.3 million increase at Thrifty offset by a $1.6 million decrease at Dollar. Vehicle depreciation expense increased $4.5 million, or 4.0%, due to a 3.4% increase in depreciable fleet and a slight increase in the average depreciation rate. Net vehicle losses on the disposal of non-program vehicles were $1.0 million for the third quarter of 2002 compared to net vehicle gains of $2.4 million for the third quarter of 2001 due primarily to industry-wide lower used car prices. Used car prices continue to be adversely impacted by the re-introduction of zero percent financing for retail sales of new vehicles by auto manufacturers. Lease charges for vehicles leased from third parties decreased $2.2 million to $2.5 million for the third quarter of 2002, due to a decrease in the number of vehicles leased.

           Selling, general and administrative expenses of $43.8 million for the third quarter of 2002 increased 6.9% from $41.0 million in the third quarter of 2001 comprised of a $2.2 million increase at Thrifty and a $0.6 million increase at Dollar. This increase was due primarily to higher accruals for incentive compensation plans, partially offset by savings from staff reductions in the fourth quarter of 2001 and other general and administrative expenses.

           Net interest expense increased $0.1 million primarily due to higher letter of credit fees and higher average vehicle debt, partially offset by lower interest rates in the third quarter of 2002 as compared to the third quarter of 2001.

           Amortization of goodwill was discontinued effective January 1, 2002, due to the implementation of SFAS No. 142, resulting in no goodwill amortization expense being recorded for the three months ended September 30, 2002 compared to $1.5 million for the three months ended September 30, 2001.

           The effective tax rate for the third quarter of 2002 was 37.7% compared to 58.8% for the third quarter of 2001. During the third quarter of 2001, the Company revised its 2001 estimated tax rate due to lower U.S. pretax income. The effective tax rate differs from the U.S. statutory rate for 2002 due primarily to state and local taxes.

           Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company's quarterly consolidated effective income tax rates.

           Operating Results

           Income before income taxes increased $19.4 million, or 132.1% to $34.0 million for the third quarter of 2002. This increase consisted of a $5.6 million increase at Dollar and a $13.8 million increase at Thrifty.

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

           Revenues

           Total revenues for the nine months ended September 30, 2002 increased $33.5 million, or 3.9%, to $882.9 million compared to the nine months ended September 30, 2001. The growth in total revenue was due to an increase in vehicle rental revenue of 5.4%, partially offset by a 1.5% decrease in vehicle leasing revenue and a 1.2% decrease in fees and services revenue.

           The Company's vehicle rental revenue for the nine months ended September 30, 2002 was $703.5 million, a $36.3 million increase (a $37.8 million increase at Thrifty offset by a $1.5 million decrease at Dollar) from the nine months ended September 30, 2001. The growth in vehicle rental revenue at Thrifty was the result of the shift of several locations from franchised operations to corporate operations. The decline in vehicle rental revenue at Dollar was the result of a 7.4% decrease in rental days, partially offset by a 7.7% increase in revenue per day.

           Vehicle leasing revenue for the nine months ended September 30, 2002 was $128.0 million, a $2.0 million decrease (a decrease of $6.7 million at Dollar partially offset by a $4.7 million increase at Thrifty) from the nine months ended September 30, 2001. This decline in vehicle leasing revenue was due to a 1.9% decline in the average lease fleet primarily related to the shift of several locations from franchised operations to corporate operations, partially offset by a 0.4% increase in the average lease rate.

           Fees and services revenue was $43.9 million, a $0.5 million decrease from the same period in 2001. This decrease was due to a $3.4 million decrease at Dollar offset by a $2.9 million increase at Thrifty.

           Expenses

           Total expenses increased 0.4% from $795.9 million for the nine months ended September 30, 2001 to $799.1 million for the nine months ended September 30, 2002. This increase was due primarily to a $30.3 million, or 15.4% increase at Thrifty offset by a $27.3 million, or 4.6% decrease at Dollar. Total expenses as a percentage of revenue declined to 90.5% in 2002 from 93.7% in 2001.

           Direct vehicle and operating expenses for the nine months ended September 30, 2002 increased $4.8 million, or 1.6%, compared to the nine months ended September 30, 2001, comprised of a $5.7 million increase at Thrifty offset by a $0.9 million decrease at Dollar. The increase was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees at both Dollar and Thrifty and to higher insurance costs, partially offset by lower vehicle related costs at Dollar and reduced bad debt expenses related to franchisee receivables at Thrifty.

           Net vehicle depreciation expense and lease charges decreased $1.7 million, or 0.6%, during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, consisting of a $18.7 million decrease at Dollar offset by a $17.0 million increase at Thrifty. Lease charges for vehicles leased from third parties decreased $13.2 million due to a decrease in the number of vehicles leased in the nine months ended September 30, 2002. Vehicle depreciation expense increased $9.7 million, or 3.5%, principally due to a 2.2% increase in the average depreciation rate. Net vehicle gains on the disposal of non-program vehicles were $10.4 million for the nine months ended September 30, 2002 and $12.2 million for the nine months ended September 30, 2001.

           Selling, general and administrative expenses of $134.4 million for 2002 increased 3.4% from $130.0 million in 2001, comprised primarily of a $6.1 million increase at Thrifty offset by a $1.8 million decrease at Dollar. This increase was due primarily to higher accruals for incentive compensation plans, partially offset by savings from staff reductions in the fourth quarter of 2001 and lower sales and marketing and other general and administrative expenses.

           Net interest expense increased $0.3 million, or 0.4%, to $70.3 million for the nine months ended September 30, 2002 primarily due to higher letter of credit fees and higher average vehicle debt, substantially offset by lower interest rates.

           For the nine months ended September 30, 2002, no goodwill amortization expense was recorded compared to $4.6 million for the period ended September 30, 2001, due to the implementation of SFAS No. 142 effective January 1, 2002.

           The effective tax rate for the nine months ended September 30, 2002 was 39.3% compared to 48.3% for the nine months ended September 30, 2001. This decrease was due to a change in the relationship between permanent differences, including goodwill amortization, and Canadian operations to income before income taxes. For the nine months ended September 30, 2002, the effective tax rate differs from the U.S. statutory rate due primarily to state and local taxes and losses relating to TCL for which no benefit was recorded.

           Operating Results

           The Company had income before income taxes of $83.8 million for the nine months ended September 30, 2002 as compared to $53.5 million for the nine months ended September 30, 2001, a 56.7% increase. This increase consisted of a $16.5 million increase at Dollar and a $13.8 million increase at Thrifty.

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

Liquidity and Capital Resources

           The Company's primary cash requirements are for the acquisition of revenue-earning vehicles and to fund its U.S. and Canadian operations. For the nine months ended September 30, 2002, cash provided by operating activities was $555.2 million.

           Cash used in investing activities was $1.3 billion. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.7 billion ($1.6 billion at Dollar and $1.1 billion at Thrifty) which was partially offset by $1.7 billion ($1.1 billion at Dollar and $600 million at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company's need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $4.2 million. These expenditures consisted primarily of airport facility improvements for the Company's rental locations and investments in information technology equipment and systems.

           Cash received in financing activities was $865.9 million primarily resulting from the issuance of $350 million in asset backed notes in June 2002, issuance of $375 million under the Conduit facility and an increase of approximately $200 million in various vehicle lines of credit, partially reduced by the maturity of asset backed notes totaling $68 million.

           In March of 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 ("the Act"), which includes a provision allowing bonus depreciation on certain depreciable assets acquired after September 10, 2001 and before September 11, 2004, which significantly increases the amount of tax basis depreciation that can be claimed on the Company's tax return. The Company estimates this will effectively eliminate the payment of cash income taxes through 2004 and will allow it to carry back these benefits to obtain refunds of taxes paid in prior years, of which approximately $43.2 million has been received this year. Also during 2002, the Company utilized a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the "Like-Kind Exchange Program"). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased, thus, allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments. The Act improves the Company's liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Like-Kind Exchange Program will significantly increase the amount of cash and investments restricted exclusively for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At September 30, 2002, restricted cash and investments totaled $355.0 million, increasing $306.9 million for the nine months ended September 30, 2002. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.

           The Company has significant requirements for surety bonds and letters of credit to support its insurance programs and airport concession commitments. The Company has increased the use of letters of credit because of the limited availability of surety bond capacity in the insurance industry. At September 30, 2002, insurance companies had issued approximately $43.6 million in surety bonds to secure these obligations.

           Asset Backed Notes and Conduit

           The asset backed note program at September 30, 2002 was comprised of $1.48 billion in asset backed notes with maturities ranging from 2002 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.27 billion bear interest at fixed rates ranging from 4.77% to 7.10%, including the 2001 Series Notes of $350 million and one-half of the 2002 Series Notes of $350 million, which are floating rate notes swapped to fixed rates. Asset backed notes totaling $208.4 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. At September 30, 2002, the Company had $375 million outstanding under its Conduit facility.

           Commercial Paper Program and Liquidity Facility

           Effective February 26, 2002, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $589 million, backed by a renewal of the Liquidity Facility in the amount of $522 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 2002, the Company had $167.6 million in commercial paper outstanding.

           Other Obligations and Vehicle Debt

           At September 30, 2002, vehicle manufacturers lines of credit included borrowings of $203.8 million, which is collateralized by the related vehicles.

           Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. The accounts of this partnership are appropriately consolidated with the Company. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through an unrelated bank commercial paper conduit. At September 30, 2002, Thrifty had approximately CND$124.9 million (US$78.7 million) funded under this program.

           At September 30, 2002, the Company had borrowings of $60.5 million under $75 million of bank vehicle lines of credit, which are collateralized by the vehicles financed under the facilities. These lines of credit bear interest at rates based on LIBOR and are renewable annually. In addition, the Company had borrowings of $12.4 million at September 30, 2002, under a $15 million revolving line of credit from a bank that bears interest at rates based on LIBOR and is collateralized by the related vehicles. This line of credit expires on November 30, 2002, followed by a one year amortization period. Also included in other vehicle debt are borrowings of $5.0 million outstanding under a line of credit used to support Thrifty's investment in the Canadian fleet securitization partnership and $0.3 million, which is collateralized by shuttle buses.

           Revolving Credit Facility

           The Company has a $215 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires in August 2005. The Revolving Credit Facility is used to provide letters of credit with a sublimit of $190 million and cash for operating activities with a sublimit of $70 million. Prior to December 31, 2001, the Company received a waiver from compliance with certain of its financial covenants through January 31, 2002. In early January 2002, the Company completed an amendment and waiver affecting certain of its financial covenants through January 2003, which included limiting expenditures for non-vehicle capital assets and for franchise acquisitions and the usage of the Revolving Credit Facility to a maximum of $190 million during the amendment and waiver period. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $167.6 million and no working capital borrowings at September 30, 2002. The Company has increased the use of letters of credit to support insurance programs, interest rate swaps and asset backed vehicle financing programs.

           DaimlerChrysler Credit Support

           DaimlerChrysler Corporation ("DaimlerChrysler") currently provides $5.7 million of credit support for the Company's vehicle fleet financing in the form of a letter of credit facility, related to DaimlerChrysler's sale of the Company in December 1997. The letter of credit expires December 23, 2002. The Company will need to replace the remaining letter of credit amount with cash from operations or with borrowings or letters of credit under the Revolving Credit Facility. To secure reimbursement obligations under the DaimlerChrysler credit support agreement, DaimlerChrysler has liens and security interests on certain assets of the Company.

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

           The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit and determined that goodwill was not impaired. Additionally, during the second quarter, the Company completed the annual impairment test on goodwill for 2002 and concluded goodwill was not impaired. The Company will complete the annual impairment test during the second quarter of each year unless circumstances arise that require more frequent testing (See Note 5 to the consolidated financial statements).

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirements costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not determined the impact on its financial statements that may result from the adoption of SFAS No. 143.

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

           At September 30, 2002, there were no significant changes in the Company's quantitative disclosures about market risk compared to December 31, 2001, which is included under Item 7A of the Company's most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 7 to the consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

b)	Changes in internal controls

Subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

ITEM 5.	OTHER INFORMATION

           The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 29, 2003.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit	3.2	By-Laws of DTG, as amended, which became effective September 27, 2002

Exhibit	4.72	Amendment No. 4 to Series 1997-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.73	Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.74	Amendment No. 3 to Series 1999-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.75	Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.76	Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.77	Amendment No. 1 to Series 2002-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit	4.78	Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002

Exhibit	4.79	Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA

Exhibit	4.80	Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	15.8	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit	99.3	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99.4	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

No report on Form 8-K was filed by the Company during or applicable to the quarter ended September 30, 2002.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 12, 2002.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ JOSEPH E. CAPPY

Name:	Joseph E. Cappy
Title:	Chairman of the Board, President, Chief Executive Officer and Principal Executive Officer

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Executive Vice President, Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer

CERTIFICATIONS

I, Joseph E. Cappy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dollar Thrifty Automotive Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ JOSEPH E. CAPPY

Name:	Joseph E. Cappy
Title:	Chief Executive Officer

CERTIFICATIONS

I, Steven B. Hildebrand, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dollar Thrifty Automotive Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Chief Financial Officer