Form 10-K
period 2002-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2003-03-18
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

Commission File Number 1-13647

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1356520 (I.R.S. Employer Identification No.)

5330 East 31st Street, Tulsa, Oklahoma 74135
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code:  (918) 660-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $.01 par value	Name of each exchange on which registered: New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter was $537,851,210.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 28, 2003 was $401,881,714.

     The number of shares outstanding of the registrant’s Common Stock as of February 28, 2003 was 24,671,895.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2003, are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-K

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-K

TABLE OF CONTENTS (Continued)

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	69

SIGNATURES		85

CERTIFICATIONS		86

INDEX TO EXHIBITS		88

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        Some of the statements contained herein under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our companies’ customers reside and where our companies and their franchisees operate; airline travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

ITEM 1.         BUSINESS

Company Overview

        General

        Dollar Thrifty Automotive Group, Inc., a Delaware corporation ("DTG"), owns Dollar Rent A Car Systems, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc., which operates a franchised retail used car sales network. Dollar Rent A Car Systems, Inc., which was renamed DTG Operations, Inc. on December 2, 2002, and Dollar Rent A Car, Inc., a newly-formed subsidiary of DTG, are individually or collectively, as the context requires, referred to hereafter as "Dollar". Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc. and all their respective subsidiaries are individually or collectively, as the context requires, referred to hereafter as "Thrifty". DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the "Company", as the context may require. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 2002, Dollar and Thrifty had 803 locations in the United States and Canada of which 224 were company-owned stores and 579 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company. For the year ended December 31, 2002, Dollar's gross revenues comprised approximately 71% of the Company's revenues with Thrifty contributing the remaining 29% of revenues.

        In the United States, Dollar’s main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty primarily operates through franchisees serving both the airport and local markets. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty derives its revenues primarily from franchising fees and services including vehicle leasing. However, as part of a new strategy, beginning in 2001 and continuing in 2002, Thrifty began operating stores that were previously operated by franchisees. Thrifty does not plan to offer its corporate stores in large airport markets for refranchising. Thrifty’s U.S. franchisees provide vehicles and services to the rental customer except in ten cities where Thrifty operated company-owned stores at December 31, 2002. Dollar and Thrifty incur the costs of operating company-owned stores and their revenues are directly affected by changes in rental demand and pricing. See Note 17 of Notes to Consolidated Financial Statements for business segment information.

         The Company is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as "DaimlerChrysler"). Dollar Rent A Car Systems, Inc. was incorporated in 1965. Thrifty Rent-A-Car System, Inc. was incorporated in 1950 and Dollar Rent A Car, Inc. was incorporated in December 2002. Thrifty, Inc., which was formed in December 1998, directly owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. ("Thrifty Car Sales").

        On December 23, 1997, the Company completed its initial public offering of Common Stock (the “Offering”) after registration with the Securities and Exchange Commission (“SEC”) on Form S-1. Upon closing of the Offering, 24,123,105 shares of Common Stock were sold at an initial price of $20.50 per share. Of the shares sold in the Offering, 20,000,000 shares were sold by DaimlerChrysler, which prior to the Offering was the parent of the Company, and 4,123,105 shares were sold by the Company.

        In connection with the Offering, the Company completed new financing arrangements. On December 23, 1997, the Company closed a $900 million asset backed medium term note program, together with a Revolving Credit Facility (hereinafter defined). In addition, on March 4, 1998, the Company established a Commercial Paper Program (hereinafter defined) backed by a Liquidity Facility (hereinafter defined). Proceeds of the medium term notes, including issues in 1999,

2001 and 2002, a variable funding note issue in 2000, and proceeds from the Commercial Paper Program are each utilized to finance vehicles used by Dollar and Thrifty for their operations. The Revolving Credit Facility was established to provide letters of credit for financing and operational needs and to meet the Company’s borrowing needs for its other business operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.”

        Recent Developments

        In December 2002, the Company announced a new corporate operating structure which became effective on January 1, 2003. This new structure will realign the Company from a brand structure to a functional structure, combining the management of operations and administrative functions for both Dollar and Thrifty brands. This new structure will facilitate additional cost savings and synergies between the two brands and provide a platform for cost avoidance going forward.

        Under the new operating structure, DTG Operations, Inc. will operate company stores, provide vehicle leasing to franchisees and operate reservation centers for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc., a newly-formed corporation, will manage franchising activities and sales and marketing activities for their respective brands.

        Prior to January 1, 2003, all operations, including operating company stores and reservation centers, leasing vehicles to franchisees, managing franchising activities and sales and marketing, were handled by Dollar Rent A Car Systems, Inc. and Thrifty Rent-A-Car System, Inc., for their respective brands. Information discussed in the “Business” section of this report does not reflect this new structure as it was not in effect until January 1, 2003.

        Available Information

        The Company makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the SEC. The Company’s Internet address is http://www.dtag.com. The SEC also maintains a web site that contains all of the Company’s filings at http://www.sec.gov.

Industry Overview

        The U.S. daily vehicle rental industry has two principal markets: the airport market and the local market. Vehicle rental companies that focus on the airport market rent primarily to business and leisure travelers. Vehicle rentals from airport locations account for the largest portion of vehicle rentals in the United States. Companies focusing on the local market rent primarily to persons who need a vehicle periodically for personal or business use or who require a temporary replacement vehicle. Rental companies also sell used vehicles and ancillary products such as refueling services and loss damage waivers to vehicle renters.

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

        The rental car industry has experienced significant changes in ownership in the past several years. In the mid-1990s, most major rental car companies were owned by domestic automobile manufacturers. Ford Motor Company (“Ford”) owned both Hertz and Budget, General Motors Corporation owned National and DaimlerChrysler owned both Dollar and Thrifty. Since that time, these companies have become principally publicly traded companies focused more on profitability. The industry has also consolidated the ownership of brands with six of the top eight brands now owned by just three companies. Ford re-acquired all public ownership of Hertz in 2001, ANC Rental Corporation (currently operating under bankruptcy court protection pursuant to Chapter 11 of the U.S. Bankruptcy Code), which owns both Alamo and National is publicly owned, Enterprise remains privately held and Budget and Avis are operating subsidiaries of Cendant Corporation.

        Prior to 2001, the car rental industry had experienced steady growth over the last decade driven by increased leisure and business airline passenger traffic and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly from the prior year and car rental companies reduced their fleet size in response to lower levels of demand. In 2002, average airline passenger enplanements continued to be down approximately 12-14% from 2000 levels; however, pricing improved on average approximately 6-8%, significantly improving profitability for most car rental companies. The future growth of the car rental industry will be determined by general economic conditions and developments in the travel industry. The outlook for the travel industry continues to be uncertain early in 2003.

        In the fourth quarter of 2002, vehicle manufacturers accelerated deliveries to fleet customers, including car rental companies, which resulted in weakness in pricing early in 2003.

Seasonality

        The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. In 2002, the Company’s average monthly fleet size ranged from a low of approximately 73,000 vehicles in the first quarter to a high of approximately 127,000 vehicles in the third quarter.

Dollar

        General

        Dollar’s focus is serving the airport vehicle rental market, which is composed of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2002, Dollar had 97 company-owned and franchised in-terminal locations. Dollar operates primarily through company-owned stores in the United States and also licenses to independent franchisees the right to operate as a part of the Dollar system in the United States and abroad. At December 31, 2002 all of its Canadian and international operations were franchised. In January 2003, Dollar re-acquired the master franchise rights to the Dollar brand for all of Canada.

        Dollar’s services and products include fleet leasing, marketing, centralized reservations, counter automation, insurance, central billing, supplies, training and operational support. Dollar’s company-owned stores and franchisees rent vehicles on a daily, weekend, weekly and monthly basis, at varying rates depending on cost and other competitive factors in each location’s market. In addition to vehicle rentals, Dollar and its franchisees sell ancillary products and rent supplemental equipment.

        As of December 31, 2002, Dollar’s vehicle rental system included 267 locations in the United States and Canada, consisting of 138 company-owned stores and 129 that were operated by franchisees. The Dollar system also included 115 locations abroad, all of which were franchised locations. Dollar’s total revenue was $809 million in 2002, of which $783 million (97%) was generated by company-owned stores, and $26 million (3%) was revenue from Dollar franchisees for vehicle leasing fees and other service and product fees and other revenue. Dollar’s revenues from outside the United States and Canada were less than 1% of 2002 total revenue.

        Dollar operates primarily through company-owned stores and through franchisees in key U.S. leisure destinations and in other U.S. locations. Dollar has company-owned stores in 53 of the 75 largest U.S. airport markets and franchisees in all but two of the remaining markets. When opportunities arise, Dollar may acquire operations from franchisees and convert them to company-owned stores. Dollar converted three franchised operations to company-owned operations in 2000 and one in 2002. In April 2002, Dollar acquired previously franchised Louisville, Kentucky and will continue to pursue opportunities in 2003. Dollar generally has the right of first refusal on the sale of a franchised operation. Consistent with its strategy of operating corporately in the top 75 airports and other key markets, company-owned stores located in the smaller markets may be franchised in order to grow Dollar’s franchisee system.

        Company-Owned Stores

        Dollar believes that having company-owned stores in most of the top 75 airport markets and other key markets enhances its ability to manage its vehicle rental system and fleet. Dollar can implement marketing and pricing strategies to focus on leisure and business travelers, reduce costs through bulk purchasing, apply performance benchmarks and develop and implement best practice management techniques nationwide. Its company-owned store network also allows Dollar to offer customers one-way rentals in certain markets.

        Dollar has significant relationships with foreign and domestic tour operators which generated rental revenue of $177 million, or 22%, of Dollar’s total rental revenues in 2002. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently.

        Dollar is the exclusive U.S. vehicle rental company for all five of its largest tour operator accounts. The agreements for these five accounts expire from December 2003 to December 2009. No single tour operator account generated in excess of 5% of the Company’s 2002 revenues.

        As of December 31, 2002, Dollar had vehicle rental concessions for company-owned stores at 72 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities.

        Services and Products Provided to Rental Customers

        Worldwide Reservations System. Dollar has continuously staffed reservation facilities at its headquarters in Tulsa, Oklahoma and at its facility in Tahlequah, Oklahoma. Dollar’s reservation facilities are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. The Internet is an important source of reservations for Dollar. In 2002, 44% of Dollar’s non-tour reservations came through the Internet. Dollar’s Internet web site, (dollar.com), provided approximately 19% of Dollar’s non-tour reservations booked for the year.

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

        Information Systems

        Dollar depends upon a number of core information systems to operate its business, primarily its counter automation, reservations and revenue management systems. The counter automation system in Dollar’s company-owned stores processes rental transactions, facilitates the sale of additional products and services and allows Dollar to monitor its fleet and financial assets. In 1998, Dollar developed a revenue management system with Manugistics Group, Inc. (formerly Talus), a leading supplier of such systems, which is utilized by all of Dollar’s company-owned stores. The system is designed to enable Dollar to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

        In 1997, Dollar entered into an agreement with The Sabre Group, Inc., a leading global information technology service company, to manage and monitor its data center network and its daily information processing, which agreement was later transferred to EDS Information Systems, L.L.C. (“EDS”). All of Dollar’s key systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

        Customer Service and Employee Training

        Dollar has programs at its headquarters and in company-owned stores to improve customer service. Customer First!, Dollar’s quality improvement program, involves customer satisfaction training and team-based problem solving, especially as it relates to improving customer service. Dollar’s customer service center measures customer satisfaction, tracks service quality trends, responds to customer inquiries and provides recommendations to Dollar’s senior management and vehicle rental location supervisors. Dollar conducts initial and ongoing training for company-owned store and franchisee employees through education centers in Tulsa, Newark, Los Angeles, Cleveland, Honolulu and Oakland. Training for newly hired rental employees is performed at individual work sites using computer based training materials.

        Orlando Operations

        Central Florida, with its many tourist attractions, is the most important leisure destination for Dollar. Dollar’s company-owned store at Orlando International Airport has a mix of tour and retail business. Dollar also operates a facility at the Orlando Sanford International Airport, 25 miles north of Orlando, which mainly serves charter flights by international tour operators.

        Franchising

        United States and Canada

        Approximately 3% of Dollar’s 2002 revenues in the United States and Canada consisted of leasing revenue and fees from its franchisees and other revenues. Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar’s company-owned stores. Dollar also makes a fleet leasing program available to its U.S. franchisees, which in 2002 accounted for approximately 1% of Dollar’s total revenue. See “Fleet Acquisition and Management — Fleet Leasing Programs.” In Canada, Dollar’s master franchisee directly operates or sub-franchises 22 airport and suburban locations. In January 2003, Dollar re-acquired the master franchise rights to the Dollar brand for all of Canada.

        Dollar licenses its franchisees to use Dollar’s service marks in the vehicle rental and leasing business. Franchisees pay Dollar an initial franchise fee generally based on the population, number of airline passengers, total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory, as well as other factors.

        System Fees. In addition to an initial franchise fee, each U.S. franchisee is generally required to pay Dollar a system fee on their rental car revenue equal to 8% of gross rental revenue on a monthly basis for airport operations and 6% for suburban operations.

        Franchisee Services and Products. Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle damage recovery and claims management advice, sales assistance and image and standards requirements. Dollar also provides them with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis, centralized corporate account and tour billing and travel agent commission payments. Dollar franchisees pay Dollar a fee for each reservation made through Dollar’s worldwide reservation system.

        International

        As of December 31, 2002, Dollar had franchised operations located in 27 countries outside the United States and Canada. Master franchisees, direct franchisees and sub-franchisees operate Dollar’s vehicle rental locations outside the United States. Master franchisees are authorized to use Dollar’s service marks and business methods in territories in which they operate directly or through sub-franchisees, and are responsible for promoting the Dollar brand name and its services and products, and for developing and supporting their direct operations and sub-franchisees. Dollar’s revenues from international franchise operations were less than 1% of 2002 total revenue.

        Dollar exchanges reservations with Sixt, AG, a major European rental car company. Through its alliance with Sixt, Dollar offers service in more than 45 countries covering Europe, the Middle East and Africa. In November 2002, Dollar provided the required notification to Sixt of its intent to terminate this agreement, with such termination to become effective November 4, 2003. The number of foreign locations or Dollar system-wide locations disclosed in this report does not include the Sixt locations.

        Marketing

        Dollar’s marketing strategy is to position Dollar as the value-priced, on-airport car rental company to cost conscious leisure and business travelers. Dollar utilizes a mix of national and local advertising, promotions and strategic marketing efforts to promote this strategy.

        Advertising and Promotion

        Dollar’s national advertising programs utilize a media mix of both print and television with an emphasis on the popular leisure destinations of Florida, California, Hawaii, Nevada and Arizona. Dollar communicates its value-priced message to consumers via frequent print advertisements as well as media advertising via the Internet. Dollar also advertises on U.S. broadcast and cable television networks, promoting dollar.com, its online booking channel. Dollar spends approximately 3% of its annual total U.S. system-wide revenues on marketing, advertising, public relations and sales promotions. Dollar has national marketing partnerships with major U.S. airlines’ frequent flier programs.

        Dollar encourages franchisees, as well as local management of company-owned stores, to develop local market relationships and retail sales initiatives that coordinate with Dollar’s national advertising programs. Dollar makes available print and broadcast advertising materials to franchisees for use in local markets and pays a promotional allowance for qualifying advertising expenditures to the franchisees that participate in Dollar’s fleet program.

        Dollar has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

        Strategic Marketing Efforts

        Strategic marketing partnerships and frequent flier programs have been established with most major airline partners and many travel agencies. Approximately 24% of Dollar’s non-tour reservations are booked through travel agencies utilizing the major airline global distribution systems. Major travel agency chains and consortia operate under preferred supplier agreements with Dollar and are supported by Dollar’s sales department. Under its preferred supplier arrangements, Dollar provides these travel agency groups additional commissions or lower prices in return for their featuring Dollar in their advertising or giving Dollar a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar and many travel agency groups have similar arrangements with other vehicle rental companies.

        During 2002, Dollar received approximately 44% of its reservations through its dollar.com web site and other Internet travel sites. Dollar continues to invest in its dollar.com web site and plans to continually enhance the site to best meet its customers’ travel needs. In recognition of the shift in travel distribution patterns, Dollar has placed significant emphasis on developing relationships with Internet travel sites. Dollar maintains preferred supplier arrangements with two of the leading Internet travel sites, Expedia and Travelocity, as well as having strong online market share with Orbitz and HRN. Additionally, Dollar’s innovative use of direct-connect technology with Southwest Airlines’ southwest.com web site opened up another new booking channel in 2001, and it continued to grow in 2002.

Summary Operating Data of Dollar

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Revenues:
U.S. Company-owned stores	$782,809	$758,937	$803,472
U.S. and Canada franchisees	24,401	35,136	45,158
International franchisees	1,374	1,412	1,624
Other	811	119	2,542

Total revenues	$809,395	$795,604	$852,796

	As of December 31,

	2002	2001	2000

Rental Locations:
U.S. Company-owned stores	138	134	130
U.S. and Canada franchisee locations	129	135	152

Franchisees:
U.S. and Canada	56	61	66
International	42	42	38

Thrifty

        General

        Thrifty’s focus has been on franchising and franchise support services. However, as part of a new strategy, beginning in 2001 and continuing in 2002, Thrifty began operating stores that were previously operated by franchisees. Thrifty does not plan to offer its corporate stores in large airport markets for refranchising. Thrifty operated company-owned stores in 17 cities in the United States and Canada as of December 31, 2002. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 69% of their combined rental revenues from the airport market and approximately 31% from the local market. Thrifty’s approach of serving both the airport and local markets within each territory allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address differences in demand between their markets. As airports have begun to institute fees for vehicle rental companies located outside their properties or limited these companies’ access to airport travelers, Thrifty and its franchisees have been moving to in-terminal locations. At December 31, 2002, Thrifty had 85 company-owned and franchised in-terminal locations, which is over half of the airports serviced by Thrifty in the U.S.

        As of December 31, 2002, Thrifty’s vehicle rental system included 536 rental locations in the United States and Canada, divided between 450 franchisee locations and 86 company-owned stores. The Thrifty system also included 591 locations abroad, all of which were franchisee locations. Thrifty’s total revenue was $323 million in 2002, of which $204 million (63%) was revenue from franchisees in the form of fleet leasing fees, system fees and other service and product fees and $119 million (37%) of which was generated by company-owned stores. Revenues from Thrifty’s franchisees outside the United States and Canada were less than 1% of 2002 total revenue.

        Franchising

        United States

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

        Thrifty licenses its U.S. franchisees to use its service marks and participate in its various services and systems. Franchisees pay Thrifty an initial franchise fee based on such factors as the population, the number of airline passengers, and total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory. Franchises are sold on an exclusive basis for a specific geographical territory, usually a city or metropolitan area. Over the past five years, Thrifty’s U.S. franchisee turnover has averaged approximately 14% per year, with an average of 23 terminations and 19 additions per year.

        Initial Franchise Fees, System Fees and Advertising Fees. Thrifty’s initial franchise fees are negotiated on a case-by-case basis, and may be structured to promote expansion of an existing franchisee’s operations into a contiguous area. In addition to the initial franchise fee, its U.S. franchisees pay Thrifty an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products.

        U.S. franchisees also pay an advertising fee ranging from 2.5% to 5% of base rental revenue to a separate advertising fund managed jointly by franchisees and Thrifty management. Thrifty has implemented, and may implement in the future, special short-term reductions in system and advertising fees to encourage growth.

        For 2002, Thrifty’s five largest U.S. franchisees generated approximately 19% of Thrifty’s total revenue in the form of system, fleet leasing, reservation and other fees.

        Marketing to Prospective Franchisees. Thrifty has developed programs to attract franchisees in the vehicle rental industry. Programs include recruiting independent vehicle rental companies with phased-in fees and competitive fleet leasing terms, assisting individuals experienced in vehicle rental operations to operate their own franchises through financial assistance, start-up fleet supply and other support. Thrifty also encourages existing franchisees to acquire and expand into neighboring territories by offering fleet incentives, reduced administrative and advertising fees and lower initial franchise fees for additional territories.

        Fleet Leasing Program. Thrifty has a fleet leasing program for franchisees that it believes provides them with a competitive and flexible source of fleet vehicles. In 2002, fleet leasing accounted for approximately 49% of Thrifty’s total revenue. The Company’s 2003 strategy is to offer attractive lease rates that it believes will improve franchisee health and support additional growth in the fleet leasing program. See “Fleet Acquisition and Management — Fleet Leasing Programs.”

        Training and Support. Thrifty’s franchisees are required to attend initial orientation and receive ongoing training in areas such as customer service and hiring. Thrifty’s “True Blue Pride Initiative,” identifies areas requiring customer service improvements and establishes new standards to deliver faster and friendlier service. This initiative emphasizes the role that franchisee customer service employees should have in identifying and resolving customer complaints. New programs that have been developed as part of the initiative include Thrifty’s express rental program, Blue Chip, which provides for preprinted rental contracts and expedited service.

        Thrifty also publishes a comprehensive operating manual for franchisees and provides operational support in areas such as cost control, fleet planning, revenue management and local advertising and marketing. Thrifty also assists franchisees on real estate matters, including site selection and airport facility issues.

        Worldwide Reservations Center and Other Information Systems. Thrifty’s franchisees benefit from Thrifty’s continuously staffed worldwide reservation centers at its headquarters in Tulsa, Oklahoma and its reservation facility in Okmulgee, Oklahoma. Thrifty’s reservation facilities are linked to all of the major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. Thrifty franchisee payments for reservations made through these centers accounted for approximately 4% of Thrifty’s 2002 total revenues. Thrifty’s Internet web site (thrifty.com) continues to show significant growth with reservations booked through thrifty.com representing 22% of Thrifty’s reservations in 2002. An additional 26% of Thrifty’s reservations were booked through other Internet travel sites.

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

        Thrifty supports its information systems through a combination of internal resources and external technology providers. Thrifty has engaged EDS to manage and monitor its data center network and its daily information processing. Other information systems are supported by Thrifty employees. Thrifty’s fleet and reservation processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

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

        Services and Products Provided to Rental Customers. Thrifty’s franchisees provide their customers with products and services substantially similar to those provided to customers by Dollar’s company-owned stores.

        International (Except Canada)

        As of December 31, 2002, Thrifty master franchisees operated 591 vehicle rental locations in 64 countries and territories outside the United States and Canada. Regions with Thrifty franchisees include Latin America, Europe, the Middle East, Africa and the Asia-Pacific region. Thrifty seeks to attract international franchisees by emphasizing Thrifty’s uniform image, brand marketing efforts, worldwide reservation system and consistent vehicle rental system practices and procedures. Thrifty’s revenues from international franchisees were less than 1% of 2002 total revenues.

        Thrifty grants master franchises on a countrywide basis. Each master franchisee is permitted to use directly and subfranchise others to use Thrifty’s service marks, systems and technologies within its country or territory.

        Company-Owned Stores

        Historically, Thrifty had established company-owned stores only upon the financial failure of a franchisee. As part of a new strategy, beginning in 2001 and continuing in 2002, Thrifty began operating stores that were previously operated by franchisees. Thrifty does not plan to offer its company-owned stores in large airport markets for refranchising. Additionally, on an opportunistic basis, Thrifty may acquire operations from U.S. franchisees and convert them to company-owned stores. As of December 31, 2002, Thrifty operated company-owned stores in 10 cities in the United States, which are Tulsa, Dallas-Fort Worth, Oakland, San Francisco, Washington, D.C., Baltimore, Norfolk, Boston, Denver and Bentonville, Arkansas. Thrifty expects to acquire additional locations in key markets in 2003. The services and products Thrifty provides to company-owned stores and those provided by company-owned stores to vehicle rental customers are substantially similar to those provided to and by Thrifty’s U.S. franchisees.

        Thrifty Car Sales

        Thrifty Car Sales, Inc., was formed in December 1998, to franchise retail used car dealerships under the Thrifty Car Sales brand name. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. At December 31, 2002, Thrifty Car Sales had 46 franchise locations in operation.

        Canadian Operations

        Thrifty operates in Canada through its wholly owned subsidiary, Thrifty Canada, Ltd., which was renamed Dollar Thrifty Automotive Group Canada Inc. on January 21, 2003 (“TCL”). TCL operates company-owned stores in seven of the eight largest airport vehicle rental markets in Canada and encourages franchisees to operate in the remaining market. As of December 31, 2002, the TCL system included 129 vehicle rental locations, of which 85 were operated by franchisees and 44 were operated as company-owned stores.

        Company-Owned Stores

        TCL’s company-owned store operations include seven strategic airports: Toronto, Montreal, Vancouver, Winnipeg, Calgary, Ottawa and Halifax. These operations are important to maintaining a national airport presence in Canada, where TCL has significant airport concession and lease commitments. Historically, TCL’s operating results have been adversely affected by losses incurred by company-owned stores.

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

        Marketing

        Thrifty’s marketing objective is to position the Thrifty brand as an industry leader in delivering value for vehicle rental to value-conscious consumers. In the United States, it implements this strategy primarily through national advertising, strategic marketing partnerships and enhancing distribution channels. In addition, marketing assistance is provided to U.S. franchisees in local advertising, promotion and sales.

        Advertising, Promotion and Sales

        Thrifty employs national advertising on U.S. broadcast and cable television networks and in newspapers and travel industry and airline magazines, as well as new media advertising via the Internet. Thrifty also sponsors sports and other events to increase national exposure and promote local Thrifty operations. In the United States, Thrifty’s national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Thrifty management. U.S. franchisees and company-owned stores contribute 5% of their base rental revenue from airport operations and 2.5% of their base rental revenue from local operations to the advertising fund. Thrifty has national marketing partnerships with major U.S. airlines’ frequent flier programs, as well as Carlson Wagonlit’s Gold Point Rewards Program.

        Thrifty has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Thrifty. These marks are important for customer awareness and selection of Thrifty for vehicle rental.

        Strategic Marketing Efforts

        During 2002, the volume of reservations received through its thrifty.com web site and other Internet travel sites continued to grow rapidly. Thrifty continues to invest in its thrifty.com web site and recently introduced a new and easier means of booking on thrifty.com.

        Thrifty enjoys a strong relationship with the travel agency community, which is highlighted by its longstanding support of ASTA (American Society of Travel Agents) and through its preferred supplier arrangements. Under its preferred supplier arrangements, Thrifty provides these travel agency groups additional commissions or lower prices in return for their featuring Thrifty in their advertising or giving Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Thrifty, and many travel agency groups have similar arrangements with other vehicle rental companies. Thrifty continues to be the exclusive car rental supplier in Radisson’s “Look to Book” program.

        In 2002, Thrifty developed a relationship with Wal-Mart Stores, Inc. This relationship has resulted in Thrifty being named co-primary supplier of rental cars for Wal-Mart’s corporate travel and an exclusive marketing and sales agreement with Wal-Mart.com to provide anytime, anywhere flat rate pricing for Thrifty’s compact and intermediate size rental vehicles. Thrifty is also the only car rental company approved to accept the Wal-Mart credit card.

Summary Operating Data of Thrifty

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Revenues:
U.S. and Canada franchisees	$201,484	$185,556	$215,340
U.S. and Canada Company-owned stores	118,981	66,025	42,844
International franchisees	2,818	2,930	2,885

Total revenues	$323,283	$254,511	$261,069

	As of December 31,

	2002	2001	2000

Rental Locations:
U.S. and Canada franchisee locations	450	541	613
U.S. and Canada Company-owned stores	86	59	52

Franchisees:
U.S. and Canada	187	212	226
International	64	60	57

Fleet Acquisition and Management

        U.S. Vehicle Supply

        For the 2002 model year, DaimlerChrysler vehicles represented approximately 83% of the Company’s total U.S. fleet. The Company also purchases or leases vehicles of other automotive manufacturers, permitting it to adjust the composition and overall cost of its fleet. The Company expects that for the 2003 model year, DaimlerChrysler vehicles will represent approximately 80% of the Company’s U.S. fleet.

        Automotive manufacturers’ residual value programs limit the Company’s residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler’s program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer’s obligation is subject to certain conditions relating to the vehicle’s age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to herein as “Program Vehicles.” Vehicles for which rental companies bear residual value risk are referred to herein as “Non-Program Vehicles.” The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies, except for Enterprise, are Program Vehicles.

        The Company’s primary supplier, DaimlerChrysler, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileage, model mix requirements and vehicle condition and other return requirements. The residual value program enables the Company to limit its residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse Dollar and Thrifty for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles’ aggregate predetermined residual value. Under the program, Dollar and Thrifty must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. Dollar and Thrifty are reimbursed under the program for certain transportation and auction-related costs.

        The Company also purchases Non-Program Vehicles, when required by manufacturers in connection with the purchase of Program Vehicles, or if it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to the Company, does not set any terms or conditions on the resale of Non-Program Vehicles other than required minimum holding periods. For the 2002 model year, approximately 16% of the vehicles acquired by the Company were Non-Program Vehicles.

        The Company’s operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler’s residual value program, as well as by other purchase incentives DaimlerChrysler provides. The percentage of vehicles acquired under DaimlerChrysler’s and other manufacturers’ residual value programs in the future will depend upon a number of factors, including the availability and cost of these programs. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. Vehicle depreciation is the largest single cost element in the Company’s operations. The percentage of the Company’s vehicle rental fleets benefiting from residual value programs could decrease if the automotive manufacturers changed the size or terms of these programs. In that event, the Company would have increased residual value risk that could be material to its results of operations and could adversely affect its ability to finance its vehicles. Second, because it is difficult to predict future vehicle resale values, the Company may not be able to manage effectively the residual value risk on its Non-Program Vehicles. The residual value of Non-Program Vehicles depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Prices for used vehicles generally decrease if the automotive manufacturers increase the retail sales incentives they offer on new vehicles. The Company cannot predict the level of retail sales incentives DaimlerChrysler or the other automotive manufacturers will offer in the future. The Company has received substantial payments under residual value programs over the past several years. See Note 5 of Notes to Consolidated Financial Statements.

        Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement with DaimlerChrysler, which enabled the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. In October 2002, the Company finalized a new vehicle supply agreement (the “VSA”) with DaimlerChrysler, which enables the Company to acquire vehicles through the 2007 model year. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 5 of Notes to Consolidated Financial Statements.

        The VSA provides that the Company will purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

        Vehicle Disposition

        Dollar and Thrifty generally hold vehicles in rental service from 8 to 10 months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant penalties under DaimlerChrysler’s residual value program. As of December 31, 2002, the average age of vehicles in the Company’s fleet was approximately 5 months. The Company’s flexibility to adjust the holding period for vehicles, particularly for Program Vehicles, enables it to adjust the fleet size up or down relatively quickly in response to changing market conditions. Dollar or Thrifty must bear the risk on the resale of Program Vehicles that are not eligible to be returned.

        Dollar and Thrifty dispose of Non-Program Vehicles through auctions and directly to used car dealers, other car rental companies, wholesalers, retailers and franchisees. During 2002, Dollar and Thrifty disposed of 44% of their Non-Program Vehicles through direct channels and 56% through auctions. Utilizing sales channels other than auctions avoids transportation costs, interest costs and auction fees and may provide higher net residual amounts from disposal.

        Maintenance

        Dollar and Thrifty, including certain franchisees, may have automotive maintenance centers at airports and in urban and suburban areas. Many of these facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty work. Collision damage and major repairs are generally performed by independent contractors. Certain franchisees are responsible for the maintenance of their fleet vehicles.

        Fleet Leasing Programs

        Dollar and Thrifty make fleet leasing programs available to their U.S. franchisees for each new model year. The terms of their fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in their fleet leasing programs and periodically audit franchisees’ leased fleets. Dollar and Thrifty design their fleet leasing programs to offer their franchisees an attractive means of obtaining fleet vehicles. For 2002, approximately 16% and 64% of the vehicles in the fleets of Dollar’s and Thrifty’s respective U.S. franchisees had been provided through their fleet leasing programs. In 2002, approximately 1% of Dollar’s and 49% of Thrifty’s (including Canada) total revenue was derived from vehicle leasing programs.

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

        U.S. Fleet Data

	Years Ended December 31,

	2002	2001	2000

Thrifty:
Average number of vehicles leased to franchisees	32,115	28,384	31,267
Average number of vehicles in combined fleets of franchisees	50,579	44,821	49,210
Average number of vehicles in combined fleets of company-owned stores	6,040	2,418	720

Total	56,619	47,239	49,930

Dollar:
Average number of vehicles leased to franchisees	1,734	3,028	4,080
Average number of vehicles in combined fleets of franchisees	11,164	13,041	15,470
Average number of vehicles in combined fleets of company-owned stores	59,291	62,611	61,858

Total	70,455	75,652	77,328

Competition

        There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and convenience and condition of rental locations. Dollar’s and Thrifty’s principal competitors may have larger market shares and rental volumes, greater financial resources and more sophisticated information systems. Dollar operates mainly in the U.S. airport market, although compared to its competitors, it relies more heavily on leisure and tour customers. Dollar’s franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, some of which have greater financial resources than the Company. Dollar’s principal competitors for business and leisure travelers are Alamo, Avis, Budget, Hertz, National, Enterprise and Thrifty. Dollar competes primarily on the basis of price and customer service.

        Thrifty and its U.S. franchisees generally compete for cost-conscious consumers with Alamo, Avis, Budget, Hertz, National, Dollar and Enterprise. Hertz, Enterprise, Avis and Alamo, as well as local and regional rental companies, are major competitors in the local market. Thrifty and its U.S. franchisees compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals. Thrifty’s company-owned stores have a similar customer profile.

        The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Avis, Enterprise, Hertz and National, as well as Dollar and Thrifty.

Insurance

        The Company is subject to third-party bodily injury liability and property damage liability claims resulting from accidents involving their rental vehicles. In early 2002, the Company reverted to retaining the risk of loss in various amounts up to $1 million on a per occurrence basis for public liability and property damage claims. The Company maintains insurance coverages at certain amounts in excess of this $1 million layer. Previously in 2001 and 2000, the majority of the Company’s operations had first dollar coverage from insurance carriers, subject to certain policy limits, for these claims. Beginning in 2003, the Company assumed additional risk of loss up to $2 million on a per occurrence basis for public liability and property damage claims and also began retaining the risk of loss on a portion of the supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

        The Company retains the risk of loss for general and garage liability insurance coverage in various amounts up to $2 million and maintains insurance at certain amounts in excess of $2 million. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers’ compensation coverage with retentions in various amounts up to $250,000. The Company also carries excess liability and directors’ and officers’ liability insurance coverage.

        Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2002, the Company’s reserve for public liability and property damage claims was approximately $39.5 million. The Company’s obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds and letters of credit. As of December 31, 2002, these surety bonds totaled approximately $21.1 million.

        The Company also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 2002, the total amount of these bonds was approximately $24.3 million.

Regulation

        Loss Damage Waivers and Ancillary Insurance

        Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 26 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees. Legislation was passed in New York state removing many of the limitations on the car rental industry’s ability to sell loss damage waivers effective February 24, 2003.

        Dollar, Thrifty and other vehicle rental companies offer customers SLI in connection with vehicle rentals. In 1997, the State of Texas determined that car rental companies cannot sell SLI without licensing and product approval. Some other states concluded that the selling of SLI required an insurance license while other states were unclear on the issue. During the fourth quarter of 1999, the Financial Services Reform Bill was passed by Congress to address this issue. The legislation created a federal presumption for a three-year period that car rental companies are not required to have a state insurance license to sell certain insurance products, unless state law specifically requires such a license. This three-year period expired in the fall of 2002; however, most states have enacted legislation or other administrative action addressing this issue. Car rental companies continue to work for legislative or administrative action in the few remaining states that have not yet addressed this issue.

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

        Dollar and Thrifty are subject to federal, state and local laws and regulations relating to taxing and licensing of vehicles, franchise sales, franchise relationships, vehicle liability, used vehicle sales, insurance, telecommunications, vehicle rental transactions and labor matters. The Company believes that Dollar and Thrifty practices and procedures are in substantial compliance with federal, state and local laws and is not aware of any material expenditures necessary to meet legal or regulatory requirements. Nevertheless, considering the nature and scope of Dollar’s and Thrifty’s businesses, it is possible that regulatory compliance problems could be encountered in the future.

Environmental Matters

        The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 12 and lease 85 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

        The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products (“Hazardous Substances”) that now, or in the future, could require remediation. The Company also may be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties they own or operate, or owned or operated in the past, or at properties to which they send, or have sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

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

        Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position or results of operations or cash flows.

Employees

        As of December 31, 2002, the Company employed a total of approximately 5,900 full-time and part-time employees of whom approximately 4,300 were employed by Dollar and 1,600 by Thrifty. Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2002. The Company believes its relationship with its employees is good.

ITEM 2.         PROPERTIES

        The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters and Tulsa reservation centers for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston (“CSFB”), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

        In connection with the Revolving Credit Facility, Dollar also executed mortgages in favor of CSFB encumbering its real property located in San Diego, Tampa and Las Vegas. Thrifty also executed mortgages in favor of CSFB encumbering its real property located in Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston and Salt Lake City.

        Dollar and Thrifty each own or lease real property used for company-owned stores and office facilities, and in some cases own real property that is leased to franchisees or other third parties. As of December 31, 2002, the Company’s company-owned operations were carried on at 224 locations in the U.S. and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

        The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low sales prices for the Common Stock for each quarterly period during 2002 and 2001, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002

High	$21.15	$25.90	$26.47	$22.14
Low	$14.62	$20.20	$15.21	$14.66

2001

High	$22.38	$25.46	$24.00	$15.50
Low	$17.88	$19.75	$8.50	$9.35

        The 24,671,895 shares of Common Stock outstanding at February 28, 2003 were held by approximately 2,600 registered and beneficial stockholders of record.

        The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company has not paid cash dividends since completion of the Offering.

        Under the terms of the Revolving Credit Facility, restrictions were imposed by the lenders on the payment of cash dividends and share repurchases. During the term of such agreement, which expires August 2, 2005, dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

ITEM 6.         SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

        The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. References to system-wide vehicle rental revenue include revenue received from the Company’s company-owned stores and by franchisees from the rental of vehicles.

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statements of Operations:
(In thousands except per share amounts)

Revenues:
Vehicle rentals	$897,384	$821,834	$844,668	$736,845	$654,739
Vehicle leasing	168,792	162,204	198,686	218,614	202,371
Fees and services	56,237	56,057	61,166	57,046	51,770
Other	10,781	10,075	9,850	8,685	9,225

Total revenues	1,133,194	1,050,170	1,114,370	1,021,190	918,105

Costs and expenses:
Direct vehicle and operating	403,946	389,917	346,091	311,567	286,643
Vehicle depreciation and lease charges, net	380,760	365,894	340,448	311,113	305,169
Selling, general and administrative	177,562	169,599	187,711	190,994	163,256
Interest expense, net	93,427	92,365	97,703	95,114	88,726
Amortization of goodwill	-	6,178	5,941	5,842	5,417

Total costs and expenses	1,055,695	1,023,953	977,894	914,630	849,211

Income before income taxes	77,499	26,217	136,476	106,560	68,894

Income tax expense	30,668	12,380	58,467	46,974	31,229

Net income	$46,831	$13,837	$78,009	$59,586	$37,665

Earnings per share:
Basic	$1.93	$0.57	$3.23	$2.47	$1.56
Diluted	$1.88	$0.57	$3.18	$2.43	$1.56

Balance Sheet Data:
(In thousands)

Revenue-earning vehicles, net	$1,994,200	$1,525,553	$1,522,388	$1,507,692	$1,342,066
Total assets	$3,116,434	$2,163,692	$2,100,374	$2,171,653	$1,865,300
Total debt	$2,224,303	$1,516,733	$1,424,021	$1,555,609	$1,313,799
Stockholders' equity	$499,481	$463,321	$458,139	$379,127	$315,914

Note:  Certain reclassifications have been made to the 1998  - 2001 financial data to conform to the classifications used in 2002.

U. S. and Canada

	Years Ended December 31,

	2002	2001	2000	1999	1998

System-wide Data:

Vehicle rental revenue:
(In thousands)

Company-owned stores	$897,000	$822,000	$845,000	$737,000	$655,000
Franchisee locations	673,000	670,000	780,000	739,000	657,000

Total vehicle rental revenue	$1,570,000	$1,492,000	$1,625,000	$1,476,000	$1,312,000

Rental locations:

Company-owned stores	224	193	182	149	139
Franchisee locations	579	676	765	824	763

Total rental locations	803	869	947	973	902

Average number of vehicles operated during the period by company- owned stores and franchisees	128,968	130,252	134,475	123,814	111,652

Peak number of vehicles operated during the period by company- owned stores and franchisees	158,758	159,993	162,515	148,832	134,407

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	69,272	68,696	65,702	59,218	53,983
Number of rental days	21,056,362	20,640,229	20,347,296	18,155,768	16,374,491
Average revenue per day	$42.62	$39.82	$41.52	$40.58	$39.99
Monthly average revenue per vehicle	$1,080	$997	$1,071	$1,037	$1,011

Vehicle leasing data:
Average number of vehicles leased	30,917	30,087	35,520	38,690	37,709
Average monthly lease revenue per unit	$455	$449	$466	$471	$447

Note:  Certain reclassifications have been made to the 1998  - 2001 financial and operating data to conform to the classifications used in 2002.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

General

        The Company owns two separate vehicle rental companies, Dollar and Thrifty. They engage in the business of renting vehicles directly to retail and tour customers and providing vehicle leasing and other services to franchisees that rent to customers. The majority of Dollar’s revenue is derived from renting vehicles to customers from company-owned stores, while the majority of Thrifty’s revenue is generated from leasing vehicles and providing services to franchisees.

The Company’s revenues consist of:

•	Vehicle rentals consists of revenue generated from renting vehicles to customers, including all related charges, through company-owned stores and is recognized as earned on a daily basis under the related rental contracts with customers.

•	Vehicle leasing consists of revenue generated from leasing vehicles to franchisees, principally under operating leases with fixed monthly payments and is recognized as earned over the lease terms.

•	Fees and services includes revenue generated from continuing franchise fees and providing reservations, insurance, supplies and other products and services to franchisees and is recognized as earned on a monthly basis.

•	Other includes revenue generated from franchise sales, parking income, non-vehicle lease income and interest income derived from franchisees and is recognized as earned on a daily or monthly basis, except initial franchise fees, which are recognized upon substantial completion of all material services and conditions of the franchise sale and which coincides with the date of sale and commencement of operations by the franchisee.

The Company’s expenses consist of:

•	Direct vehicle and operating includes costs related to the rental of revenue-earning vehicles to customers and to the leasing of vehicles to franchisees, such as field personnel expenses, facility expenses, concessions and commissions paid to airport authorities, travel agencies and others, insurance and lease promotion expenses, net of certain incentives received from vehicle manufacturers.

•	Vehicle depreciation and lease charges, net includes depreciation expense relating to revenue-earning vehicles, net of gains and losses on the disposal of such vehicles, and lease charges for vehicles leased from third parties.

•	Selling, general and administrative includes expenses including headquarters personnel expenses, advertising and marketing expenses and reservation expenses.

•	Interest expense, net includes interest expense, net of interest earned on restricted cash, cash and cash equivalents, relating primarily to revenue-earning vehicle financing.

•	Amortization of goodwill, which as of January 1, 2002, is no longer recorded in order to comply with Statement of Financial Accounting Standards (“SFAS”) No. 142.

        The Company’s profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the number of vehicles leased to franchisees. Significant changes in the purchase or disposal price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust pricing and lease rates for these changes. The Company’s business requires significant expenditures for vehicles and consequently, requires substantial liquidity to finance such expenditures.

        As with most companies, the Company must exercise judgment in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company may self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The Company retains the services of a third party actuary to provide estimates of these exposures for losses; however, these estimates change as claims are finalized and paid.

Vehicle depreciation expense – The Company generally purchases 75% to 80% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 20% to 25% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is 8 to 10 months and the Company has generally experienced gains on disposal. However, recent declines in used car market prices have resulted in a corresponding decline in these gains.

Bad debt expense – The Company provides services to its franchisees, which include vehicles provided under a fleet leasing program. The Company historically has experienced several franchisee failures each year, particularly during periods of economic recession or as a result of other factors impacting the travel or rental car industries or individual franchisees. The Company must estimate a reserve for the potential amounts owed by its franchisees that will not be collected. This estimate includes evaluating the financial viability of the franchisee and related collateral and may change as economic or industry conditions change.

        The following discussion and analysis provides information that management believes to be relevant to understanding the Company’s consolidated financial condition and results of operations. This discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto included in this report.

Results of Operations

        The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Years Ended December 31,

	2002	2001	2000

Revenues:
Vehicle rentals	79.2%	78.3%	75.8%
Vehicle leasing	14.9	15.4	17.8
Fees and services	5.0	5.3	5.5
Other	0.9	1.0	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	35.6	37.1	31.1
Vehicle depreciation and lease charges, net	33.6	34.8	30.6
Selling, general and administrative	15.7	16.2	16.8
Interest expense, net	8.3	8.8	8.8
Amortization of goodwill	-	0.6	0.5

Total costs and expenses	93.2	97.5	87.8

Income before income taxes	6.8	2.5	12.2

Income tax expense	2.7	1.2	5.2

Net income	4.1%	1.3%	7.0%

The following table sets forth a breakdown of the Company’s two major sources of revenue:

	Years Ended December 31,

	2002	2001	2000

		(in thousands)
Vehicle rental revenue:
Dollar	$780,760	$756,644	$802,270
Thrifty	116,624	65,190	42,398

Total	$897,384	$821,834	$844,668

Leasing revenue:
Dollar	$11,094	$19,036	$25,014
Thrifty	157,698	143,168	173,672

Total	$168,792	$162,204	$198,686

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Airline traffic continued to decline in 2002 from the already depressed levels of 2001. Dollar, consistent with the rental car industry, responded by reducing fleet capacity to match lower levels of demand. This reduced capacity allowed for increased industry pricing of approximately 6% to 8% in 2002 over 2001 levels. Additionally, Thrifty continued to transition franchised operations to corporate operations, thus, growing its company-owned store base and associated revenues and profits.

        Revenues

        Total revenues for the year ended December 31, 2002 increased $83.0 million, or 7.9%, to $1.133 billion compared to $1.050 billion in 2001. The increase in total revenues was due primarily to increases in rental revenue of 9.2% and leasing revenue of 4.1%.

        The Company’s vehicle rental revenue for 2002 was $897.4 million, a 9.2% increase from 2001. This increase was due primarily to a $51.4 million increase at Thrifty and a $24.1 million increase at Dollar. The rental revenue growth at Thrifty was the result of a shift of several locations from franchised operations to corporate operations. The increase in vehicle rental revenue at Dollar was the result of a 7.5% increase in revenue per day, partially offset by a 4.0% decrease in rental days.

        Vehicle leasing revenue for 2002 was $168.8 million, a 4.1% increase from 2001. This increase in vehicle leasing revenue reflects an increase of $14.5 million in Thrifty’s leasing revenue and a decrease of $7.9 million in Dollar’s leasing revenue. The overall increase was primarily due to strong growth in Thrifty franchisee leasing volume partially offset by the impact of shifting several locations from franchised operations to corporate operations at both Dollar and Thrifty.

        Fees and services revenue increased 0.3% to $56.2 million compared to 2001, primarily due to an increase of $3.8 million at Thrifty offset by a decrease of $3.7 million at Dollar.

        Expenses

        Total expenses increased 3.1% from $1.024 billion in 2001 to $1.056 billion in 2002. This increase was due primarily to a $52.2 million, or 20.5% increase for Thrifty partially offset by a $20.4 million, or 2.6% decrease at Dollar. Total expenses as a percentage of revenue decreased to 93.2% in 2002 from 97.5% in 2001.

        Direct vehicle and operating expenses for 2002 increased $14.0 million, or 3.6%, comprised of a $13.7 million increase at Thrifty and a $0.3 million increase at Dollar. The overall increase was due to higher costs associated with operating additional corporate stores, costs associated with higher depreciable fleet and transaction levels and higher insurance costs. Direct vehicle and operating expenses were 35.6% of revenue for 2002, compared to 37.1% of revenue for 2001.

        Net vehicle depreciation expense and lease charges for 2002 increased $14.9 million, or 4.1%, from 2001 consisting of a $28.3 million increase at Thrifty and a $13.4 million decrease at Dollar. Net vehicle depreciation expense increased $24.1 million, or 6.7%, due to a 4.9% increase in depreciable fleet and a 1.7% increase in the average depreciation rate at both Dollar and Thrifty. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $10.2 million in 2002 and $13.8 million in 2001. Lease charges for vehicles leased from third parties decreased $12.8 million primarily due to fewer vehicles leased during 2002.

        Selling, general and administrative expenses of $177.6 million for 2002 increased from $169.6 million in 2001, comprised primarily of a $6.9 million increase at Thrifty and a $0.6 million increase at Dollar. The higher costs were due primarily to higher incentive compensation and to costs associated with the implementation of the new corporate structure.

        Net interest expense increased $1.1 million, or 1.1% to $93.4 million in 2002 primarily due to higher average vehicle debt, partially offset by lower interest rates.

        The tax provision for 2002 was $30.7 million. The effective tax rate of 39.6% for 2002 was lower than the 47.2% in 2001. The decrease in the effective tax rate was due primarily to the change in the relationship between permanent differences, including goodwill amortization, and Canadian operations to income before income taxes. The effective tax rate for 2002 differs from the U.S. statutory tax rate due primarily to state and local taxes.

        Operating Results

        The Company had income before income taxes of $77.5 million for 2002 as compared to $26.2 million in 2001. This increase was primarily due to a $34.1 million increase at Dollar and a $16.6 million increase at Thrifty.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        The Company’s operating results were negatively impacted in 2001 by the slowing U.S. economy, weaker rental car pricing and the dramatic impact on travel in the aftermath of the September 11 terrorist attacks. In addition to the decline in revenue caused by decreased volume and pricing, the Company experienced lower vehicle utilization, higher bad debt expenses associated with its franchisees, and incurred other expenses associated with right-sizing its cost structure, particularly following September 11.

        Revenues

        Total revenues for the year ended December 31, 2001 decreased $64.2 million, or 5.8%, to $1.050 billion compared to $1.114 billion in 2000. The decline in total revenues was due to decreases in leasing revenue of 18.4%, fees and services revenue of 8.4% and rental revenue of 2.7%.

        The Company’s vehicle rental revenue for 2001 was $821.8 million, a 2.7% decrease from 2000. This decrease was due primarily to a $45.6 million decrease at Dollar, partially offset by a $22.8 million increase at Thrifty. The decline in vehicle rental revenue at Dollar was the result of a 1.5% decrease in rental days combined with a 4.2% decrease in revenue per day. The rental revenue growth at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

        Vehicle leasing revenue for 2001 was $162.2 million, an 18.4% decrease from 2000. This decrease in vehicle leasing revenue reflects a decrease of $30.5 million, or 17.6%, in Thrifty’s leasing revenue and a decrease of $6.0 million, or 23.9% in Dollar’s leasing revenue. This decrease was primarily due to a 15.3% decline in the average lease fleet, due to the shift of locations from franchised operations to corporate operations, combined with a 3.6% decline in the average lease rate, partially due to a decline in interest rates.

        Fees and services revenue decreased 8.4% to $56.1 million compared to 2000, primarily due to the shift of locations from franchised operations to corporate operations.

        Expenses

        Total expenses increased 4.7% from $977.9 million in 2000 to $1.024 billion in 2001. This increase was due primarily to a $19.8 million, or 2.6% increase for Dollar and a $26.7 million, or 11.7% increase at Thrifty. Total expenses as a percentage of revenue rose to 97.5% in 2001 from 87.8% in 2000.

        Direct vehicle and operating expenses for 2001 increased $43.8 million, or 12.7%, comprised of a $18.8 million increase at Dollar and a $25.0 million increase at Thrifty. The overall increase at Dollar was due to higher insurance costs and vehicle-related expenses, including costs related to accelerated vehicle returns in right-sizing the cost structure, and to costs associated with operating additional corporate stores. The increase at Thrifty was primarily due to higher costs related to the operation of additional corporate stores that were previously operated by franchisees and to increased bad debt expenses for franchisee receivables. Direct vehicle and operating expenses were 37.1% of revenue for 2001, compared to 31.1% of revenue for 2000.

        Net vehicle depreciation expense and lease charges for 2001 increased $25.4 million, or 7.5%, from 2000 consisting of a $21.8 million increase at Dollar and a $3.6 million increase at Thrifty. Net vehicle depreciation expense increased $20.7 million, or 6.1%, due to a 7.6% increase in the average depreciation rate at both Dollar and Thrifty, partially offset by a 1.4% decrease in depreciable fleet. The disposition of Non-Program Vehicles resulted in net vehicle gains of $13.8 million in 2001 and $26.1 million in 2000. Lease charges for vehicles leased from third parties decreased $7.6 million due to fewer vehicles leased during 2001.

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

Liquidity and Capital Resources

        The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, franchisee acquisitions and for working capital. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

        The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $624.0 million for 2002 is primarily the result of net income, adjusted for depreciation and favorable tax programs (discussed below), which provided the Company tax refunds in 2002 as well as deferral of tax payments on 2002 earnings to future years. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

        The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day bank facilities, which are renewable annually. These facilities were renewed in December 2002 and February 2003. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2006. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue approximately $375 million in additional notes during 2003, partially to replace maturing notes of $273 million. The Company has experienced increases during the last year in the level of credit enhancement or additional collateral required for new asset backed notes, the Conduit Facility and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

        Cash used in investing activities was $1.2 billion. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.4 billion ($1.9 billion at Dollar and $1.5 billion at Thrifty), which was partially offset by $2.5 billion ($1.5 billion at Dollar and $1.0 billion at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $11.4 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $35 million in 2003. In addition, the Company will pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with cash provided from operations.

        Cash received in financing activities was $707.5 million primarily due to the issuance of $350 million in asset backed notes in June 2002, the issuance of $250 million under the asset backed Variable Funding Note Purchase Facility (“the Conduit Facility”) and an increase in the net daily issuance of commercial paper totaling approximately $180 million, partially reduced by the maturity of asset backed notes totaling $170 million.

        In March of 2002, Congress passed the Job Creation and Worker Assistance Act of 2002 (“the Act”), which includes a provision allowing bonus depreciation on certain depreciable assets acquired after September 10, 2001 and before September 11, 2004, which significantly increases the amount of tax basis depreciation that can be claimed on the Company’s tax return. Also, during 2002, the Company utilized a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments.

        The Company estimates the Act will effectively eliminate the payment of cash income taxes through 2004 and will allow it to carry back these benefits to obtain refunds of taxes paid in prior years, of which approximately $43.2 million was received in 2002. The Act improves the Company’s liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Company estimates the Like-Kind Exchange Program will extend the period in which it will not pay cash income taxes beyond 2004, when the bonus depreciation provision included in the Act expire. The Like-Kind Exchange Program will also significantly increase the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. During seasonally low fleet periods, the Company will carry higher restricted cash balances and maintain higher debt as compared to prior periods as a result of utilizing the Like-Kind Exchange Program. At December 31, 2002, restricted cash and investments totaled $334.8 million, increasing $286.8 million for the year ended December 31, 2002. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.

        The Company has various commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2002:

	Payments due or commitment expiration by period

	(In thousands)
	Total	2003	2004	2005	2006	2007	Beyond 5 Years
Contractual cash obligations:
Long-term debt (1)	$1,379,614	$273,364	$269,036	$603,881	$233,333	$-	$-
Commercial paper outstanding (1)	308,634	308,634	-	-	-	-	-
Other short-term borrowings (1)	536,790	536,790	-	-	-	-	-

Subtotal - Vehicle debt and obligations	2,225,038	1,118,788	269,036	603,881	233,333	-	-

Operating lease commitments	115,055	22,096	17,224	13,912	11,070	9,875	40,878
Airport concession fee commitments	182,650	35,789	27,407	24,953	20,186	17,102	57,213
Vehicle purchase commitments	710,419	710,419	-	-	-	-	-

Total contractual cash obligations	$3,233,162	$1,887,092	$313,667	$642,746	$264,589	$26,977	$98,091

Other commercial commitments:
Letters of credit	$171,189	$107,189	$27,375	$36,625	$-	$-	$-

(1)  Further discussion of long - term debt, commercial paper outstanding and short - term borrowings is described below and in Note 9 of the Notes to Consolidated Financial Statements. Amounts exclude related discounts, where applicable.

        Asset Backed Notes

        The asset backed note program is comprised of $1.38 billion in asset backed notes with maturities ranging from 2003 to 2006. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.77% to 7.10% on $1.17 billion, including certain floating rate notes swapped to fixed rates, and at floating rates on $208.4 million ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $329.4 million at December 31, 2002.

        In June 2002, Rental Car Finance Corp. issued $350 million of asset backed notes (the “2002 Series Notes”) to replace maturing asset backed notes and provide additional vehicle financing capacity. The 2002 Series Notes are floating rate notes that have a term of three years. In conjunction with the issuance of the 2002 Series Notes, the Company also entered into an interest rate swap agreement to convert one-half of this floating rate debt to a fixed rate.

        Conduit Facility

        In April 2002 and August 2002, additional banks entered into the existing $275 million Conduit Facility increasing the facility to $375 million. In December 2002, the Conduit Facility was renewed at a reduced capacity of $250 million. In March 2003, the size of the Conduit Facility is expected to increase to $275 million to match increased fleet levels as an existing bank is anticipated to increase its commitment. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually.

        Commercial Paper Program and Liquidity Facility

        At December 31, 2002, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $589 million supported by a $522 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2002, the Company had $308.0 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the third quarter of 2002 when it reached $369.7 million to support the seasonal increase in vehicle fleet.

        The Commercial Paper Program was renewed for a 364-day period effective February 24, 2003, at a maximum capacity of $554 million, backed by a renewal of the Liquidity Facility totaling $485 million.

        Vehicle Debt and Obligations

        Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization program which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At December 31, 2002, Thrifty had approximately CND$92.7 million (US$59.0 million) funded under this program.

        Vehicle manufacturer and bank lines of credit provided $384 million in capacity at December 31, 2002, an increase of approximately $192 million from December 31, 2001. Borrowings of $227.8 million were outstanding under these lines at December 31, 2002. These lines of credit are secured by the vehicles financed under these facilities and renewable annually.

        Revolving Credit Facility

        The Company has a $215 million senior secured, revolving credit facility (the “Revolving Credit Facility”) which is used to provide cash for operating activities with a working capital sublimit of $70 million and letters of credit. This facility expires August 2, 2005. The availability of funds under the Revolving Credit Facility is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a minimum net worth, a minimum level of adjusted EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and the restriction of cash dividends and share repurchases. The Company is in compliance with all covenants. In early 2003, the Company completed an amendment of the Revolving Credit Facility affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. At December 31, 2002, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $168.2 million and no working capital borrowings. The Company has increased the use of letters of credit to support insurance programs, interest rate swaps and asset backed vehicle financing programs.

        Debt Servicing Requirements

        The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2002, the Company’s total consolidated debt and other obligations were approximately $2.2 billion, substantially all of which was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company financial statements. The Company has scheduled annual principal payments of approximately $1.1 billion in 2003, $269 million in 2004, $604 million in 2005 and $233 million in 2006.

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

        The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2002, various insurance companies had issued approximately $45.4 million in bonds to secure these obligations.

        Interest Rate Risk

        The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2003, approximately 45% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount Dollar, Thrifty and their franchisees must charge their customers to be profitable. See Note 9 of Notes to Consolidated Financial Statements.

Inflation

        The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company’s other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company’s overall operating costs will be greater for the Company than for its competitors.

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

        The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit and determined that goodwill was not impaired. Additionally, during the second quarter, the Company completed the annual impairment test of goodwill for 2002 and concluded goodwill was not impaired. The Company will complete the annual impairment test on goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 is not expected to have a material effect on the consolidated financial statements of the Company.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as required on January 1, 2002. This standard had no effect on the Company’s consolidated financial statements upon adoption.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 146 as required on January 1, 2003. Adoption of SFAS No. 146 is not expected to have a material effect on the consolidated financial statements of the Company.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified beginning in 2003. The disclosure requirements are effective for interim or annual financial statements beginning on December 31, 2002.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (refer to Item 8., Note 10 to the consolidated financial statements). All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.

Expected Maturity Dates as of December 31, 2002	2003	2004	2005	2006	Total	Fair Value December 31, 2002

(in thousands)

Debt

Vehicle debt and obligations - floating rates	$805,875	$-	$186,135	$-	$992,010	$991,424

Weighted Average interest rates	2.45%	-	2.10%	-

Vehicle debt and obligations - fixed rates (1)	$251,095	$269,036	$417,746	$233,333	$1,171,210	$1,228,643

Weighted Average interest rates	6.40%	6.22%	5.70%	6.04%

Vehicle debt and obligations - Canadian dollar denominated	$61,818	$-	$-	$-	$61,818	$61,818

Weighted Average interest rates	3.11%	-	-	-

(1)  Fixed rate vehicle debt and obligations include the $350 million Series 2001 Notes and $175 million relating to the Series 2002 Notes swapped from floating interest rates to fixed interest rates.

Expected Maturity Dates as of December 31, 2001	2002	2003	2004	2005	2006	Total	Fair Value December 31, 2001

(in thousands)

Debt

Vehicle debt and obligations - floating rates	$260,031	$22,269	$-	$11,135	$-	$293,435	$293,204

Weighted Average interest rates	3.05%	2.89%	-	2.99%	-

Vehicle debt and obligations - fixed rates (1)	$171,786	$251,200	$269,092	$242,746	$233,333	$1,168,157	$1,196,178

Weighted Average interest rates	6.46%	6.40%	6.22%	6.37%	6.04%

Vehicle debt and obligations - Canadian dollar denominated	$55,651	$-	$-	$-	$-	$55,651	$55,651

Weighted Average interest rates	2.83%	-	-	-	-

(1)  Fixed rate vehicle debt and obligations include the $350 million Series 2001 Notes swapped from a floating interest rate to a fixed interest rate.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 due to adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Tulsa, Oklahoma
February 28, 2003

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands Except Per Share Data)

	2002	2001	2000
REVENUES:
Vehicle Rentals	$897,384	$821,834	$844,668
Vehicle leasing	168,792	162,204	198,686
Fees and services	56,237	56,057	61,166
Other	10,781	10,075	9,850

Total revenues	1,133,194	1,050,170	1,114,370

COSTS AND EXPENSES:
Direct vehicle and operating	403,946	389,917	346,091
Vehicle depreciation and lease charges, net	380,760	365,894	340,448
Selling, general and administrative	177,562	169,599	187,711
Interest expense, net of interest income of $4,975, $6,570 and $9,288	93,427	92,365	97,703
Amortization of goodwill	-	6,178	5,941

Total costs and expenses	1,055,695	1,023,953	977,894

INCOME BEFORE INCOME TAXES	77,499	26,217	136,476

INCOME TAX EXPENSE	30,668	12,380	58,467

NET INCOME	$46,831	$13,837	$78,009

Earnings per share:
Basic	$1.93	$0.57	$3.23

Diluted	$1.88	$0.57	$3.18

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(In Thousands Except Share and Per Share Data)

	2002	2001
ASSETS:
Cash and cash equivalents	$143,485	$37,532
Restricted cash and investments	334,849	48,090
Receivables, net	249,912	197,224
Prepaid expenses and other assets	59,785	64,946
Revenue-earning vehicles, net	1,994,200	1,525,553
Property and equipment, net	92,181	100,587
Income taxes receivable	61,314	8,149
Software, net	15,381	16,552
Goodwill, net	165,327	165,059

	$3,116,434	$2,163,692

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$53,660	$25,741
Accrued liabilities	164,847	112,626
Deferred income tax liability	134,637	22,132
Public liability and property damage	39,506	23,139
Vehicle debt and obligations	2,224,303	1,516,733

Total liabilities	2,616,953	1,700,371

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; issued and outstanding 24,599,890 and 24,310,816, respectively	246	243
Additional capital	717,081	708,962
Accumulated deficit	(190,787)	(237,618)
Accumulated other comprehensive loss	(27,059)	(8,266)

Total stockholders’ equity	499,481	463,321

	$3,116,434	$2,163,692

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2000	24,158,429	$242	$709,040	$(329,464)	$(691)	-	$-	$379,127
Issuance of common shares for director compensation	2,164	-	40	-	-	-	-	40
Stock option transactions	31,300	-	582	-	-	-	-	582
Performance share incentive plan	-	-	658	-	-	-	-	658
Comprehensive income:
Net income	-	-	-	78,009	-	-	-	78,009
Foreign currency translation	-	-	-	-	(277)	-	-	(277)

Total comprehensive income	-	-	-	78,009	(277)	-	-	77,732

BALANCE, DECEMBER 31, 2000	24,191,893	242	710,320	(251,455)	(968)	-	-	458,139
Issuance of common shares for director compensation	3,828	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	12,562	-	162	-	-	-	-	162
Stock option transactions	102,074	1	2,035	-	-	-	-	2,036
Performance share incentive plan:
Purchase of common stock for the treasury	-	-	-	-	-	(167,241)	(3,615)	(3,615)
Issuance of common stock in settlement of vested performance shares:
Common stock	459	-	-	-	-	-	-	-
Treasury stock transferred to deferred compensation plan	-	-	(3,615)	-	-	167,241	3,615	-
Comprehensive income:
Net income	-	-	-	13,837	-	-	-	13,837
Interest rate swap	-	-	-	-	(6,758)	-	-	(6,758)
Foreign currency translation	-	-	-	-	(540)	-	-	(540)

Total comprehensive income	-	-	-	13,837	(7,298)	-	-	6,539

BALANCE, DECEMBER 31, 2001	24,310,816	243	708,962	(237,618)	(8,266)	-	-	463,321
Issuance of common shares for director compensation	3,320	-	67	-	-	-	-	67
Issuance of common shares for 401(k) company match	80,116	1	1,589	-	-	-	-	1,590
Stock option transactions	205,638	2	3,925	-	-	-	-	3,927
Performance share incentive plan	-	-	2,538	-	-	-	-	2,538
Comprehensive income:
Net income	-	-	-	46,831	-	-	-	46,831
Interest rate swap	-	-	-	-	(18,855)	-	-	(18,855)
Foreign currency translation	-	-	-	-	62	-	-	62

Total comprehensive income	-	-	-	46,831	(18,793)	-	-	28,038

BALANCE, DECEMBER 31, 2002	24,599,890	$246	$717,081	$(190,787)	$(27,059)	-	$-	$499,481

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,831	$13,837	$78,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	382,883	358,741	338,039
Non-vehicle depreciation	14,418	13,581	11,658
Net gains from disposition of revenue-earning vehicles	(10,244)	(13,752)	(26,084)
Amortization	4,418	9,823	9,450
Writedown of software	1,929	-	-
Common stock option transactions	-	40	112
Performance share incentive plan	2,538	-	658
Net losses from sale of property and equipment	193	-	-
Provision for losses on receivables	8,258	21,790	11,925
Deferred income taxes	124,375	12,810	8,168
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(53,165)	(8,149)	10,573
Receivables	25,087	21,216	(17,011)
Prepaid expenses and other assets	10,675	(1,129)	(9,275)
Accounts payable and accrued liabilities	49,247	(45,930)	(4,146)
Public liability and property damage	16,367	(12,230)	(23,414)
Other	179	(367)	30

Net cash provided by operating activities	623,989	370,281	388,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,401,914)	(2,815,783)	(2,533,661)
Proceeds from sales	2,474,798	2,410,068	2,169,222
Net change in restricted cash and investments	(286,759)	(17,330)	113,911
Property, equipment and software:
Purchases	(11,410)	(32,256)	(33,657)
Proceeds from sales	36	483	232
Acquisition of businesses, net of cash acquired	(261)	(2,271)	(10,097)

Net cash used in investing activities	(1,225,510)	(457,089)	(294,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	6,559,751	7,667,314	3,288,480
Payments	(5,852,312)	(7,574,773)	(3,420,307)
Issuance of common shares	5,584	2,218	470
Purchase of common stock for the treasury	-	(3,615)	-
Financing issue costs	(5,549)	(5,297)	(2,292)

Net cash provided by (used in) financing activities	707,474	85,847	(133,649)

CHANGE IN CASH AND CASH EQUIVALENTS	105,953	(961)	(39,007)
CASH AND CASH EQUIVALENTS:
Beginning of year	37,532	38,493	77,500

End of year	$143,485	$37,532	$38,493

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)

	2002	2001	2000
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to taxing authorities	$(41,236)	$7,125	$39,285

Interest	$93,348	$94,244	$102,027

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$67	$60	$40

Receivables from capital lease of vehicles to franchisees	$86,007	$57,963	$38,472

Deferred income on capital lease of vehicles to franchisees	$177	$401	$409

Acquisition of franchises	$-	$422	$804

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.        BASIS OF PRESENTATION

Dollar Thrifty Automotive Group, Inc. (“DTG”) is the successor to Pentastar Transportation Group, Inc. Prior to December 23, 1997, DTG was a wholly owned subsidiary of Chrysler Corporation, now known as DaimlerChrysler Corporation (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as “DaimlerChrysler”). On December 23, 1997, DTG completed an initial public offering of all its outstanding common stock owned by DaimlerChrysler together with additional shares issued by DTG.

DTG’s significant wholly owned subsidiaries include Dollar Rent A Car Systems, Inc., which was renamed DTG Operations, Inc. on December 2, 2002 in connection with DTG’s reorganization, which was effective January 1, 2003 (Note 17), Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). DTG Operations, Inc. is herein referred to as “Dollar” for reporting purposes since this legal entity operated as “Dollar” for each of the three years presented. Thrifty, Inc. is the parent company to Thrifty Car Sales and Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Canada Ltd. (“TCL”) (individually and collectively referred to as “Thrifty”). Dollar and Thrifty were acquired in 1990 and 1989, respectively. The acquisitions were accounted for using the purchase method of accounting and the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values, which are reflected in the accompanying consolidated financial statements. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Intercompany accounts and transactions have been eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - Dollar and Thrifty are engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores and in the business of leasing vehicles to their franchisees for use in the daily vehicle rental business throughout the United States and Canada. Dollar and Thrifty are also involved in selling vehicle rental franchises worldwide and providing sales and marketing, reservations, data processing systems, insurance and other services to their franchisees. RCFC and DTFC provide vehicle financing services to Dollar and Thrifty.

Estimates - The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Restricted Cash and Investments - Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 9). These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $3,200,000, $3,531,000 and $3,624,000, for 2002, 2001 and 2000, respectively.

Allowance for Doubtful Accounts - An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Revenue-Earning Vehicles - Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 75% to 85% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 15% to 25% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Depreciation rates generally range from approximately 0.67% to 3.10% per month.

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

Software - Software is recorded at cost and is amortized using the straight-line method primarily over five years. The remaining useful life of all software is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

Goodwill - The excess of acquisition costs over the fair value of net assets acquired is recorded as goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but instead tested for impairment at least annually (Note 8). Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was amortized using the straight-line method over forty and twenty year periods.

Long-Lived Assets - The Company reviews the value of long-lived assets, including software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows. In connection with the planned reorganization (Note 17), Thrifty recorded a writeoff of $1,929,000 in 2002 for certain software costs, which will not be utilized.

Accounts Payable - Disbursements in excess of bank balances of $16,713,000 and $13,740,000 are included in accounts payable at December 31, 2002 and 2001, respectively.

Derivative Instruments - The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In June 2002 and March 2001, the Company entered into interest rate swap agreements, which qualify for hedge accounting treatment under SFAS No. 133 (Note 10).

Public Liability and Property Damage - Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2002.

Foreign Currency Translation - Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ equity and comprehensive income.

Revenue Recognition - Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. Revenues from leasing vehicles to franchisees are principally under operating leases with fixed monthly payments and are recognized as earned over the lease terms. Revenues from fees and services include providing sales and marketing, reservations, information systems and other services to franchisees. Revenues from these services are generally based on a percentage of franchisee rental revenue or upon providing reservations and are recognized as earned on a monthly basis. Initial franchise fees, which are recorded to other revenues, are recognized upon substantial completion of all material services and conditions of the franchise sale, which coincides with the date of sale and commencement of operations by the franchisee.

Advertising Costs - Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $28,074,000, $28,781,000 and $30,166,000, for 2002, 2001 and 2000, respectively.

Thrifty’s primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) in which Thrifty has no ownership or control. Thrifty made payments of $4,154,000, $3,447,000 and $2,983,000 in 2002, 2001 and 2000, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services performed of $2,565,000, $2,757,000 and $2,647,000 during 2002, 2001 and 2000, respectively, which are recorded as offsets to selling, general and administrative expense.

Environmental Costs - The Company’s operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Income Taxes - U.S. operating results are included in the Company’s consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

Earnings Per Share - Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company has utilized the treasury stock method.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share plans is recorded based upon the current market value of the Company’s stock at the end of each period. The Company has provided the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” through December 31, 2002.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board (“FASB”) approved the issuance of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill and those acquired intangible assets that are required to be included in goodwill. Effective January 1, 2002, SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires recognized intangible assets to be amortized over their respective estimated useful lives and reviewed for impairment. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

The Company adopted the provisions of SFAS No. 141 and SFAS No. 142 as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit and determined that goodwill was not impaired. Additionally, during the second quarter, the Company completed the annual impairment test of goodwill for 2002 and concluded goodwill was not impaired. The Company will complete the annual impairment test on goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 is not expected to have a material effect on the consolidated financial statements of the Company.

46-

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 as required on January 1, 2002. This standard had no effect on the Company’s consolidated financial statements upon adoption.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Since the Company formally communicated the reorganization plans in December 2002 (Note 17), the Company applied the provisions of EITF No. 94-3 rather than electing to early adopt SFAS No. 146. Differences in accounting treatment between these two standards were not material as it related to the Company’s reorganization. The Company adopted the provisions of SFAS No. 146 as required on January 1, 2003. Adoption of SFAS No. 146 is not expected to have a material effect on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified beginning in 2003. The disclosure requirements are effective for interim or annual financial statements beginning on December 31, 2002.

Reclassifications - Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the classifications used in 2002.

3.       ACQUISITIONS

During 2002, Thrifty acquired certain assets and assumed certain liabilities of thirty-one locations from former franchisees, the largest being the Boston, Denver, Baltimore and Washington, D.C. airport locations. Additionally, Dollar acquired certain assets and assumed certain liabilities from a former franchisee in Louisville, Kentucky. During 2001, Thrifty acquired certain assets and assumed certain liabilities of nineteen locations from four former franchisees, the largest being the Dallas and San Francisco airport locations. During 2000, Dollar acquired certain assets and assumed certain liabilities of eleven locations from three former franchisees, the largest being the San Antonio, Atlanta and Memphis airport locations. Total cash paid, net of cash acquired, for these acquisitions was $261,000, $2,271,000 and $10,097,000 in 2002, 2001 and 2000, respectively. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are not material in each year presented, are included in the consolidated statements of income of the Company.

4.       RECEIVABLES

Receivables consist of the following:

	December 31,

	2002	2001
	(In thousands)
Trade accounts receivable	$103,577	$91,623
Notes receivable	7,485	6,662
Financing receivables, net	67,845	44,227
Due from DaimlerChrysler	90,534	78,967

	269,441	221,479
Less: Allowance for doubtful accounts	(19,529)	(24,255)

	$249,912	$197,224

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

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income of $619,000 and $628,000 at December 31, 2002 and 2001, respectively.

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs.

5.       REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2002	2001
	(In thousands)
Revenue-earning vehicles	$2,193,258	$1,694,467
Less accumulated depreciation	(199,058)	(168,914)

	$1,994,200	$1,525,553

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement with DaimlerChrysler, which enabled the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. In October 2002, the Company finalized a new vehicle supply agreement (the “VSA”) with DaimlerChrysler. The VSA enables the Company to acquire revenue-earning vehicles through the 2007 model year. Under the VSA, the Company is required to purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue-earning vehicles from DaimlerChrysler were $2,820,480,000, $2,499,355,000 and $2,290,430,000 during 2002, 2001 and 2000, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments received are included in proceeds from sales of revenue-earning vehicles. Additionally, the Company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected in interest expense, net. Amounts recorded from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $559,696,000, $474,602,000 and $395,694,000 in 2002, 2001 and 2000, respectively. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $80,197,000, $78,749,000 and $81,222,000 in 2002, 2001 and 2000, respectively.

The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $8,121,000, $20,905,000 and $28,493,000 for 2002, 2001 and 2000, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next three years for vehicles under operating leases with terms greater than one year total $6,438,000.

6.       PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2002	2001
	(In thousands)
Land	$13,748	$13,744
Buildings and improvements	17,543	17,273
Furniture and equipment	58,278	56,406
Leasehold improvements	77,938	76,811
Construction in progress	5,872	5,974

	173,379	170,208
Less accumulated depreciation and amortization	(81,198)	(69,621)

	$92,181	$100,587

7.       SOFTWARE

	December 31,

	2002	2001
	(In thousands)
Software	$31,064	$28,880
Less accumulated amortization	(15,683)	(12,328)

	$15,381	$16,552

The aggregate amortization expense recognized for software was $4,381,000, $3,251,000, and $2,740,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated aggregate amortization expense for each of the next five years is as follows: $4,700,000, $4,200,000, $3,000,000, $2,200,000 and $700,000.

8.       GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

	Reporting Units

	Dollar	Thrifty	Total

Balance as of January 1, 2002	$132,365	$32,694	$165,059
Goodwill through acquisitions during year	50	205	255
Effect of change in rates used for foreign currency translation	-	13	13

Balance as of December 31, 2002	$132,415	$32,912	$165,327

The following table provides the comparable effects of adoption of SFAS No. 142 (in thousands, except per share data):

	For the Year Ended December 31,

	2002	2001	2000

Reported net income	$46,831	$13,837	$78,009
Add back: goodwill amortization, net of income tax expense	-	5,577	5,497

Adjusted net income	$46,831	$19,414	$83,506

Basic earnings per share:
Reported net income	$1.93	$0.57	$3.23
Goodwill amortization, net of income tax expense	-	0.23	0.23

Adjusted net income	$1.93	$0.80	$3.46

Diluted earnings per share:
Reported net income	$1.88	$0.57	$3.18
Goodwill amortization, net of income tax expense	-	0.23	0.22

Adjusted net income	$1.88	$0.80	$3.40

9.       VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2002	2001

Asset backed notes:
2002 Series notes	$350,000	$-
2001 Series notes	350,000	350,000
1999 Series notes	250,000	250,000
1997 Series notes	429,614	600,000

	1,379,614	1,200,000
Discounts on asset backed notes	(149)	(279)

Asset backed notes, net of discount	1,379,465	1,199,721
Conduit Facility	250,000	-
Commercial paper, net of discount of $586 and $231	308,048	128,271
Other vehicle debt	227,834	137,299
Limited partner interest in limited partnership	58,956	51,442

Total vehicle debt and obligations	$2,224,303	$1,516,733

Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in June 2002 (the “2002 Series notes”), March 2001 (the “2001 Series notes”), April 1999 (the “1999 Series notes”) and December 1997 (the “1997 Series notes”).

The 2002 Series notes are floating rate notes with an interest rate of LIBOR plus 0.64% (2.07% at December 31, 2002). In conjunction with the issuance of the 2002 Series notes, the Company entered into an interest rate swap agreement (Note 10) to convert one-half of this floating rate debt to a fixed rate of 4.77%.

The 2001 Series notes are floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note 10) in conjunction with the issuance of the notes.

The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 5.9% to 7.1%.

The 1997 Series notes are comprised of $396,210,000 and $566,596,000 of fixed rate notes in 2002 and 2001, respectively, with rates ranging from 6.45% to 6.70% and $33,404,000 of floating rate notes with interest at rates ranging from LIBOR plus 0.95% to LIBOR plus 1.05% (2.39% to 2.49% at December 31, 2002 and 2.89% to 2.99% at December 31, 2001).

The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. At December 31, 2001, letters of credit totaling $11,424,000 issued on behalf of DaimlerChrysler also served as collateral for the asset backed notes. These letters of credit expired on December 23, 2002 and were replaced with letters of credit under the Revolving Credit Facility. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The asset backed notes mature from 2003 through 2006 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

Conduit Facility - In April 2002 and August 2002, additional banks entered into the asset backed Variable Funding Note Purchase Facility (the “Conduit”) increasing its financing capacity from $275,000,000 to $375,000,000. In December 2002, the Conduit was renewed through December 2003 at a reduced capacity of $250,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market-based commercial paper rates (1.68% at December 31, 2002). At December 31, 2002, the Company had $250,000,000 outstanding under the Conduit (Note 19). There were no borrowings outstanding under this facility at December 31, 2001.

Commercial Paper represents borrowings under a $589,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $522,000,000 Liquidity Facility to support the Commercial Paper Program. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 1.43% to 1.47% at December 31, 2002 and 1.85% to 2.05% at December 31, 2001 and matures within 45 days of December 31, 2002 (Note 19).

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $290,000,000 from vehicle manufacturers at December 31, 2002, which was increased from $140,000,000 in 2001, and $94,400,000 in capacity from U.S. and Canadian banks at December 31, 2002, and was increased from $52,600,000 in 2001. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 4.67% and 4.20% at December 31, 2002 and 2001, respectively. All lines of credit are renewable annually.

Limited Partner Interest in Limited Partnership - TCL has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). TCL is the General Partner in the Partnership. The Partnership Agreement has a five-year term, subject to extension, with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CND$150,000,000 (approximately US$95,400,000 at December 31, 2002) to the Partnership, which is funded through issuance and sale of notes in the Canadian commercial paper market.

TCL, as General Partner, is allocated the remainder of the partnership net income after distribution of the income share of the Limited Partner, which amounted to $1,872,000, $2,863,000 and $3,510,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is included in interest expense. Due to the nature of the relationship between TCL and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants. TCL was in compliance with all such covenants and requirements at December 31, 2002.

Expected repayments of vehicle debt and obligations outstanding at December 31, 2002 are as follows:

	2003	2004	2005	2006
	(In Thousands)

Asset backed notes	$273,364	$269,036	$603,881	$233,333
Conduit Facility	250,000	-	-	-
Commercial paper	308,634	-	-	-
Other vehicle debt	227,834	-	-	-
Limited partner interest	58,956	-	-	-

Total	$1,118,788	$269,036	$603,881	$233,333

         Revolving Credit Facility

The Company has a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the “Revolver”) that expires August 2005. The Revolver originally provided sublimits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. As of December 31, 2002, the Company is required to pay a 0.375% commitment fee on the unused available line, a 2.00% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolver is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends and share repurchases. The Company is in compliance with all covenants. In December 2002, the Company amended the

Revolver to increase the sublimit for letters of credit from $190 million to $215 million, while retaining the $70 million sublimit on working capital borrowings and the total Revolver commitment of $215 million. In early 2003, the Company completed an amendment of the Revolver affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. The Company had letters of credit of $168,168,000 and $60,294,000 and no working capital borrowings outstanding under the Revolver at December 31, 2002 and 2001, respectively.

10.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. During March 2001, the Company entered into an interest rate swap agreement (the “2001 Swap”) to adjust the variable interest rate on $350 million of asset backed notes to a fixed interest rate. The Swap, which terminates in April 2006, constitutes a cash flow hedge and continues to satisfy the criteria for hedge accounting. During June 2002, the Company entered into an interest rate swap agreement (the “2002 Swap”) to convert the variable interest rate on $175 million of asset backed notes to a fixed interest rate. The 2002 Swap, which terminates in August 2005, also constitutes a cash flow hedge and satisfies the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as liabilities at fair market value, which was approximately $41,988,000 and $11,264,000 at December 31, 2002 and 2001, respectively. The Company recorded the related loss of $18,855,000 for 2002 and $6,758,000 for 2001, which is net of income taxes, in total comprehensive income on the statement of stockholders’ equity. Deferred gains and losses are recognized in operations as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized. The Company is unable to reasonably estimate the net amount of the existing deferred income or loss at December 31, 2002 that is expected to be reclassified into operations within the next twelve months.

11.       STOCKHOLDERS’ RIGHTS PLAN

On July 23, 1998, the Company adopted a stockholders’ rights plan. The rights were issued on August 3, 1998, to stockholders of record on that date, and will expire on August 3, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

The plan provides for the issuance of one right for each outstanding share of the Company’s common stock. Upon the acquisition by a person or group of 15% or more of the Company’s outstanding common stock, the rights generally will become exercisable and allow the stockholder, other than the acquiring person or group, to acquire common stock at a discounted price.

The plan also includes an exchange option after the rights become exercisable. The Board of Directors may effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company’s common stock for each right. The Board of Directors may redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable.

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect earnings per share.

12.      EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	For the Year Ended December 31,

	2002	2001	2000
	(In Thousands, Except Share and Per Share Data)
Net Income	$46,831	$13,837	$78,009

Basic EPS:
Weighted average common shares	24,274,985	24,103,838	24,168,250

Basic EPS	$1.93	$0.57	$3.23

Diluted EPS:
Weighted average common shares	24,274,985	24,103,838	24,168,250

Shares contingently issuable:
Stock options	287,212	195,197	184,909
Performance awards	120,000	-	167,593
Shares held for compensation plans	164,759	157,205	-
Director compensation shares deferred	47,425	31,303	18,710

Shares applicable to diluted	24,894,381	24,487,543	24,539,462

Diluted EPS	$1.88	$0.57	$3.18

Options to purchase 1,048,300, 2,136,046 and 2,223,028 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

13.      EMPLOYEE BENEFIT PLANS

Employee Benefit Plans
The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. Effective January 1, 2002, the Company announced a suspension of the matching of employee contributions to the 401(k) plan. However, due to improved operating performance, the Company reinstated the matching provisions in December 2002 and retroactively matched 100% up to 6% of the employee’s eligible compensation, subject to statutory limitations, of which 50% is in cash and 50% is in company stock. The Company stock match is immediately available for transfer or sale at the employee’s discretion. Employee contributions were matched in cash by the Company to the extent of 75% up to 6% of the employee’s eligible compensation in 2001, and 50% up to 6% in 2000. Contributions expensed by the Company totaled $4,066,000, $2,933,000 and $2,264,000 in 2002, 2001 and 2000, respectively.

For 2003, the Company expects to continue to match 100% up to 6% of the employee’s eligible compensation of which 50% will be in cash and 50% in company stock.

Included in accrued liabilities at December 31, 2002 and 2001 is $2,038,000 and $2,892,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $14,835,000 in 2002 and $11,260,000 in 2000. No expense was recorded in 2001 relating to these plans.

Deferred Compensation and Retirement Plans

The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $18,336,000 and $17,375,000 as of December 31, 2002 and 2001, respectively. Expense related to these plans totaled $2,166,000, $735,000 and $2,140,000 in 2002, 2001 and 2000, respectively.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company is authorized to provide for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. The exercise prices for nonqualified stock options are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. In May 2000, an additional 2,400,000 shares were approved by the shareholders for issuance under the LTIP. At December 31, 2002, the Company’s common stock outstanding authorized for issuance under the LTIP was 4,859,989 shares, with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares.

Performance share awards are granted to Company officers and certain key employees. Such awards established a target number of shares that vest in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year against annual profit targets. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The Company recognized compensation costs of $2,538,000 in 2002 and $658,000 in 2000, for performance share awards. During 2001, there were no performance shares earned and, thus, no compensation expense recognized. On January 31, 2001, performance shares earned in 1998, 1999 and 2000, net of forfeitures, totaling approximately 168,000 shares vested and were settled through the purchase of common stock for the treasury totaling $3,615,000. These shares were ultimately transferred to the deferred compensation plan by the Company for the benefit of the employees.

The status of the Company’s stock option plan is summarized below:

		Weighted
	Number of	Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at December 31, 1999	2,037	$18.02

Granted	714	19.29
Exercised	(31)	12.29
Canceled	(45)	18.40

Outstanding at December 31, 2000	2,675	18.42

Granted	706	12.29
Exercised	(102)	17.38
Canceled	(71)	18.35

Outstanding at December 31, 2001	3,208	17.10

Granted	40	23.20
Exercised	(206)	16.95
Canceled	(17)	16.76

Outstanding at December 31, 2002	3,025	$17.20

Options exercisable at:
December 31, 2002	2,345	$17.96
December 31, 2001	1,948	$18.21
December 31, 2000	1,497	$18.63

Accounting for Stock-Based Compensation

As stated in Note 2, the Company followed the intrinsic value approach prescribed in APB Opinion No. 25 in accounting for its employee stock plans through December 31, 2002 and has provided the disclosure-only provisions of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income for 2002, 2001 and 2000 would have been reduced from the amounts as reported of $46,831,000, $13,837,000 and $78,009,000 to the pro forma amounts of $44,157,000, $11,551,000 and $75,468,000, respectively. Diluted earnings per share as reported of $1.88, $0.57 and $3.18 would have been reduced to the pro forma amounts of $1.77, $0.47 and $3.08 for 2002, 2001 and 2000, respectively.

The pro forma amounts noted reflect the portion of the estimated fair value of awards earned in 2002, 2001 and 2000 based on the vesting period of the options.

The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for 2002: weighted-average expected life of the awards of five years, volatility factor of 54.57% and risk-free interest rate of 4.46%. The following assumptions were used for 2001: weighted-average expected life of the awards of six years, volatility factor of 56.43% and risk-free interest rate of 4.33%. The following assumptions were used for 2000: weighted-average expected life of the awards of five years, volatility factor of 37.5% and risk-free interest rate of 5.96%. There were no dividend payments made in 2002, 2001 or 2000. Based on this model, the weighted-average fair value of options granted during 2002, 2001 and 2000 was $12.02, $6.96 and $8.13 per share, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock volatility. Because the Company’s employee stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2002:

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $12.8750	954	7.83	$11.13	524	$10.87
$15.25 - $19.6875	1,023	7.35	19.21	815	19.18
$20.50 - $23.90	1,048	5.34	20.75	1,006	20.65

$10.50 - $23.90	3,025	6.81	$17.20	2,345	$17.96

Under certain circumstances, including a change of control of DTG, the options outstanding would be exercisable immediately.

14.      INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2002	2001	2000
	(In Thousands)

Current:
Federal	$(93,989)	$(2,737)	$40,235
State and local	(63)	1,745	9,580
Foreign	345	562	484

	(93,707)	(430)	50,299
Deferred:
Federal	104,750	12,637	6,597
State and local	19,625	173	1,571

	124,375	12,810	8,168

	$30,668	$12,380	$58,467

Foreign losses before income taxes were approximately $2,519,000 and $965,000 in 2001 and 2000, respectively.

Deferred tax assets and liabilities consist of the following:

	December 31,

	2002	2001
	(In Thousands)

Deferred tax assets:
Public liability and property damage	$13,901	$7,777
Allowance for doubtful accounts and notes receivable	6,492	7,544
Other accrued liabilities	23,154	21,659
Federal and state NOL credits and carryforwards	67,358	2,997
Interest rate swap	16,376	4,506
Canadian NOL carryforwards	4,092	4,751
Canadian depreciation	1,657	2,618
Other Canadian temporary differences	3,609	2,658

	136,639	54,510
Valuation allowance	(9,358)	(10,027)

Total	$127,281	$44,483

Deferred tax liabilities:
Depreciation	$256,473	$61,342
Other	5,445	5,273

Total	$261,918	$66,615

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2002, the Company has federal net operating loss carryforwards of approximately $136,000,000 available to offset future taxable income in the U.S., which expire after 2017. At December 31, 2002, TCL has net operating loss carryforwards of approximately $10,635,000 available to offset future taxable income in Canada, which expire through 2008. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets, since management believes it is more likely than not that such benefits will not be realized.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2002		2001		2000

	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$27,125	35.0%	$9,176	35.0%	$47,767	35.0%
Difference resulting from:
Goodwill amortization	-	-	1,717	6.6	1,717	1.3
State and local taxes, net of federal income tax benefit	3,110	4.0	1,247	4.8	7,188	5.3
Foreign losses	-	-	882	3.3	364	0.2
Foreign taxes	345	0.5	562	2.1	484	0.4
Other	88	0.1	(1,204)	(4.6)	947	0.6

Total	$30,668	39.6%	$12,380	47.2%	$58,467	42.8%

15.       CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of restricted cash and investments and trade receivables. The Company limits its exposure on restricted cash and investments by investing in highly rated funds. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.

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

Vehicle Debt and Obligations - The fair value of floating-rate debt approximates the carrying value as these instruments are at current market interest rates. At December 31, 2002, the fair value of the asset backed notes with fixed interest rates, including the effect of the interest rate swaps (Note 10), was greater than the carrying value by approximately $57,433,000.

Letters of Credit - The estimated fair value of these items was $302,000 and $260,000 at December 31, 2002 and 2001, respectively.

16.       COMMITMENTS AND CONTINGENCIES

Concessions and Operating Leases

The Company has certain concession agreements principally with airports throughout the United States and Canada. Typically, these agreements provide airport terminal counter space in return for a minimum rent. In many cases, the Company’s subsidiaries are also obligated to pay insurance and maintenance costs and additional rents generally based on revenues earned at the location. Certain of the airport locations are operated by franchisees who are obligated to make the required rent and concession fee payments under the terms of their franchise arrangements with the Company’s subsidiaries.

The Company’s subsidiaries operate from various leased premises under operating leases with terms up to 25 years. Some of the leases contain renewal options.

Expenses incurred under operating leases and concessions were as follows:

	For the Year Ended December 31,

	2002	2001	2000
	(In Thousands)

Rent	$25,157	$25,386	$21,824
Concession expenses:
Minimum fees	43,799	37,601	33,824
Contingent fees	23,752	24,093	28,251

	92,708	87,080	83,899

Less sublease rental income	(1,687)	(1,617)	(2,081)

Total	$91,021	$85,463	$81,818

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2002 are presented in the following table. Concession fees-franchisee locations presented are required to be paid by franchisees under terms of sublease agreements.

	Concession Fees

	Company-
	Owned	Franchisee	Operating
	Stores	Locations	Leases	Total
	(In Thousands)

2003	$34,375	$1,414	$22,096	$57,885
2004	26,001	1,406	17,224	44,631
2005	24,548	405	13,912	38,865
2006	19,859	327	11,070	31,256
2007	16,789	313	9,875	26,977
Thereafter	54,881	2,332	40,878	98,091

	176,453	6,197	115,055	297,705
Less sublease rental income	-	-	(2,048)	(2,048)

	$176,453	$6,197	$113,007	$295,657

Public Liability and Property Damage

During 2002, the Company re-evaluated its insurance coverages on the majority of its operations and became self-insured for public liability and property damage claims up to certain policy limits. For 2001 and 2000, the majority of the Company’s operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Company was self-insured or had policy deductibles up to certain limits. The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2002 and 2001, these amounts have been discounted at 2.0% and 3.7%, (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $1,244,000 and $1,542,000 at December 31, 2002 and 2001, respectively. Estimated future payments of public liability and property damage as of December 31, 2002 are as follows (in thousands):

2003	$16,215
2004	8,876
2005	5,761
2006	3,885
2007	2,424
Thereafter	3,589

Aggregate undiscounted public liability and property damage	40,750
Effect of discounting	(1,244)

$39,506

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

Other

The Company is party to a data processing services agreement which requires payments totaling $5,618,000 in 2003, $5,373,000 in 2004 and $1,012,000 in 2005. Additionally, the Company has a telecommunications contract which will require payments totaling $5,040,000 through February 2004.

In addition to the letters of credit described in Note 9, the Company had letters of credit totaling $3,021,000 and $1,741,000 and guarantee obligations totaling $995,000 and $862,000 at December 31, 2002 and 2001, respectively.

At December 31, 2002, the Company had outstanding vehicle purchase commitments of approximately $710,419,000.

17.      BUSINESS SEGMENTS

The Company had two reportable segments: Dollar and Thrifty. These reportable segments were strategic business units that offered different products and services. They were managed separately based on the fundamental differences in their operations. Dollar operated company-owned stores located at major airports and derived the majority of its revenues by providing rental vehicles and services directly to rental customers. Thrifty operated primarily through franchisees serving both the airport and local markets, and it derived the majority of its revenues from franchising fees and services including vehicle leasing.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on profit and loss from operations before income taxes.

In December 2002, the Company announced a new corporate operating structure which became effective January 1, 2003. This new structure will realign the Company from a brand structure to a functional structure combining the management of operations and administrative functions for both the Dollar and Thrifty brands. Due to the realignment, the Company will no longer report Dollar and Thrifty as operating segments. Consistent with the new structure, management will make business and operating decisions on an overall company basis. Financial results will not be available by brand.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2002	2001	2000
	(In Thousands)

Revenues:
United States	$1,080,734	$1,000,176	$1,064,941
Foreign countries	52,460	49,994	49,429

	$1,133,194	$1,050,170	$1,114,370

Long-lived assets:
United States	$268,866	$278,316	$267,489
Foreign countries	4,023	3,882	3,561

	$272,889	$282,198	$271,050

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets include property and equipment, software and goodwill.

Information by industry segment is set forth below:

Year Ended
December 31, 2002	Dollar	Thrifty	Other	Consolidated
	(In Thousands)

Revenues from external customers	$809,395	$323,283	$516	$1,133,194
Interest expense, net (a)	56,008	37,955	(536)	93,427
Depreciation and amortization, net	245,110	145,249	1,309	391,668
Income before income taxes	60,137	16,826	536	77,499

Segment assets	$1,603,083	$1,053,286	$460,065	$3,116,434
Expenditures for segment assets	$1,954,797	$1,458,188	$339	$3,413,324

Year Ended
December 31, 2001	Dollar	Thrifty	Other	Consolidated
	(In Thousands)

Revenues from external customers	$795,604	$254,511	$55	$1,050,170
Interest expense, net (a)	58,664	33,701	-	92,365
Depreciation and amortization, net	250,070	117,205	1,118	368,393
Income before income taxes	25,995	222	-	26,217

Segment assets	$1,294,697	$746,533	$122,462	$2,163,692
Expenditures for segment assets	$1,725,867	$1,120,010	$2,162	$2,848,039

Year Ended
December 31, 2000	Dollar	Thrifty	Other	Consolidated
	(In Thousands)

Revenues from external customers	$852,796	$261,069	$505	$1,114,370
Interest expense, net (a)	62,116	35,585	2	97,703
Depreciation and amortization, net	223,224	109,024	815	333,063
Income before income taxes	103,024	33,452	-	136,476

Segment assets	$1,325,775	$688,048	$86,551	$2,100,374
Expenditures for segment assets	$1,590,521	$975,819	$978	$2,567,318

(a) Management primarily uses net interest, not the gross interest revenue and expense amounts, in assessing segment performance.

18.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2002 and 2001 follows:

			Income		Basic	Diluted
		Operating	(Loss)	Net	Earnings	Earnings
		Income	Before	Income	(Loss)	(Loss)
	Revenues	(Loss)	Income Taxes	(Loss)	Per Share	Per Share
	(In Thousands Except Per Share Amounts)
2002
First Quarter	$242,757	$40,902	$21,056	$12,133	$0.50	$0.49
Second Quarter	302,468	52,199	28,767	17,540	0.72	0.70
Third Quarter	337,668	61,086	34,020	21,207	0.87	0.85
Fourth Quarter	250,301	16,739	(6,344)	(4,049)	(0.17)	(0.16)

Total year	$1,133,194	$170,926	$77,499	$46,831	$1.93	$1.88

2001
First Quarter	$251,154	$38,185	$17,015	$9,209	$0.38	$0.38
Second Quarter	290,326	46,936	21,847	12,417	0.52	0.50
Third Quarter	307,947	43,123	14,656	6,038	0.25	0.25
Fourth Quarter	200,743	(3,484)	(27,301)	(13,827)	(0.57)	(0.57)

Total year	$1,050,170	$124,760	$26,217	$13,837	$0.57	$0.57

Operating income in the table above represents pre-tax income before interest and goodwill amortization.

19.      SUBSEQUENT EVENTS

The Commercial Paper Program was renewed for a 364-day period effective February 24, 2003, at a maximum capacity of $554 million backed by a renewal of the Liquidity Facility, in the amount of $485 million.

RCFC is in the process of finalizing a Private Placement Memorandum to offer $375 million of asset backed notes (the “2003 Series notes”) that is expected to close in March 2003 to replace existing asset backed notes which mature over the next four years.

In March 2003, the Conduit is expected to increase from $250 million to $275 million as an existing bank is anticipated to increase its commitment.

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Year	Income	Deductions	Year
	(In Thousands)

2002

Allowance for doubtful accounts	$24,255	$8,258	$(12,984)	$19,529

Public liability and property damage	$23,139	$34,548	$(18,181)	$39,506

2001

Allowance for doubtful accounts	$25,428	$21,790	$(22,963)	$24,255

Public liability and property damage	$35,369	$4,868	$(17,098)	$23,139

2000

Allowance for doubtful accounts	$17,768	$11,925	$(4,265)	$25,428

Public liability and property damage	$58,783	$(2,770)	$(20,644)	$35,369

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2002 and 2001.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

          Reference is made to the information appearing under the captions “Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

          Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to the information appearing under “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2002, and is incorporated herein by reference.

ITEM 14.         CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

b)	Changes in internal controls

Effective with the corporate reorganization on January 1, 2003, the Company implemented changes to certain internal controls and processes. The Company does not believe there are any significant deficiencies or material weaknesses in internal controls due to these changes; however, the Company will continue to monitor internal controls to ensure their effectiveness.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2002, 2001 and 2000 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

1.1	Form of U.S. Underwriting Agreement, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

1.2	Form of Subscription Agreement, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

3.2	By-Laws of DTG, as amended, which became effective September 27, 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.2	Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.3	Series 1995-1 Supplement to Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.4	Master Motor Vehicle Lease and Servicing Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Thrifty, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.5	Master Collateral Agency Agreement dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.6	Form of Revolving Credit Agreement among DTG, Dollar, Thrifty and the Institutions named therein, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.7	Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.8	Form of Master Motor Vehicle Lease and Servicing Agreement among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December, 16 1997*

4.9	Commitment Letter dated November 19, 1997 among Credit Suisse First Boston, The Chase Manhattan Bank, Chase Securities Inc., Dollar, Thrifty and DTG regarding a $230,000,000 Revolving Credit Facility and a $545,000,000 Commercial Paper Liquidity Facility and related Term Sheet, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.10	Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.11	Chrysler Support Letter of Credit and Reimbursement Agreement dated as of December 23, 1997 among DaimlerChrysler, Dollar, Thrifty, DTG, TRAC Team, Inc. and DTAG Services, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.12	Series 1998-1 Supplement to Base Indenture dated as of March 4, 1998 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.13	Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.14	Note Purchase agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.15	Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.16	Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.17	Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.18	Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998*

4.19	Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG's Form 8-K, filed July 24, 1998*

4.20	Supplement No. 2 to Series 1998-1 Supplement to Base Indenture dated March 4, 1999 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

4.21	Extension of Scheduled Liquidity Commitment Termination Date dated March 4, 1999 among Dollar Thrifty Funding Corp., various Liquidity Lenders and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

4.22	Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

4.23	Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

4.24	Enhancement Letter of Credit Application and Agreement dated April 29, 1999 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999*

4.25	Supplement No. 4 to Series 1998-1 Supplement dated as of February 18, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Credit Suisse First Boston and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

4.26	Extension Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

4.27	Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000*

4.28	Supplement No. 5 to Series 1998-1 Supplement to Base Indenture dated July 17, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

4.29	Amended and Restated Credit Agreement dated as of August 3, 2000 among DTG, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

4.30	Amendment Agreement dated as of August 3, 2000 among DTG, Dollar, Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Chase Manhattan Bank and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

4.31	Supplement No. 6 to Series 1998-1 Supplement to Base Indenture dated August 31, 2000 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

4.32	Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

4.33	Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

4.34	Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

4.35	Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA as Administrative Agent, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

4.36	Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

4.37	Supplement No. 7 to Series 1998-1 Supplement dated as of February 28, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.38	Extension Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.39	Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.40	Amendment No. 2 to Series 1998-1 Supplement dated as of February 28, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.41	Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001 between Rental Car Finance Corp. and Bankers Trust company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.42	Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.43	Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.44	Note Purchase Agreement dated as of March 6, 2001 among Rental Car Finance Corp., DTG, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon Smith Barney and Credit Suisse First Boston Corporation, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.45	Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001*

4.46	Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

4.47	Collateral Assignment of Exchange Agreement dated as of July 23 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

4.48	First Amendment and Waiver to Amended and Restated Credit Agreement dated as of September 30, 2001 by and among DTG, Dollar, Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001*

4.49	Extension Agreement dated December 14, 2001 between Rental Car Finance Corp., DTG, Falcon Asset Securitization Corporation, Bank One, NA, Deutsche Bank, AG, New York Branch, Liberty Street Funding Corp. and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002*

4.50	Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002*

4.51	Amendment No. 3 to Series 1997-1 Supplement dated as of December 21, 2001 between Rental Car finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.52	Amendment No. 2 to Series 1999-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.53	Amendment No. 1 to Series 2001-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.54	Second Amendment and Waiver to Amended and Restated Credit Agreement dated as of January 7, 2002 by and among DTG, Dollar, Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.55	Amendment No. 5 to Master Motor Vehicle Lease and Servicing Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.56	Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.57	Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.58	Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.59	Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.60	Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.61	Extension Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.62	Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002*

4.63	Amendment No. 3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.64	Amendment No. 3 to Note Purchase agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.65	Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.66	Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.67	Series 2002-1 Supplement dated as of June 4, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.68	Note Purchase Agreement dated as of May 22, 2002, among Rental Car Finance Corp., Deutsche Bank Securities Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Dresdner Kleinwort Wasserstein-Grantchester, Inc., ING Financial Markets LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.69	Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.70	Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.71	Enhancement Letter of Credit Application and Agreement dated as of June 4, 2002 among Dollar, Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

4.72	Amendment No. 4 to Series 1997-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.73	Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.74	Amendment No. 3 to Series 1999-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.75	Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.76	Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.77	Amendment No. 1 to Series 2002-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.78	Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.79	Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N. V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.80	Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

4.81	Amendment Agreement dated as of December 6, 2002 among DTG, DTG Operations Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, including the Second Amended and Restated Credit Agreement dated as of December 6, 2002 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, attached thereto as Annex I**

4.82	Second Amended and Restated Series 1997-1 Letter of Credit Agreement dated as of December 6, 2002 among DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston**

4.83	Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company**

4.84	Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company**

4.85	Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia**

4.86	Amendment No. 3 to Series 2001-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company**

4.87	Amendment No. 2 to Series 2002-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**

4.88	Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company**

4.89	Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston**

4.90	Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston**

5	Opinion of Debevoise & Plimpton regarding legality of the Common Stock, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997***

5.1	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999***

5.2	Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000***

10.1	Vehicle Supply Agreement between DaimlerChrysler and Dollar, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.2	Amended and Restated Vehicle Supply Agreement between DaimlerChrysler and Thrifty, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.3	Employment Continuation Agreement between the Company and Joseph E. Cappy dated September 29, 1998, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

10.4	Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998*

10.5	Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

10.6	Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.7), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

10.7	Adoption Agreement #005 Nonstandardized Code Section 401(k) Profit Sharing Plan of Dollar Thrifty Automotive Group, as amended, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

10.8	Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.9	Pentastar Transportation Group, Inc. Executive Retention Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10	Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.11	Tax Sharing and Disaffiliation Agreement between DaimlerChrysler and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.12	Form of Indemnification Agreement between the Company and DaimlerChrysler, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

10.14	Amendment to Deferred Compensation Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.15	Second Amendment to Deferred Compensation Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.16	Third Amendment to Deferred Compensation Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.17	First Amendment to Retirement Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

10.18	Second Amendment to Retirement Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

10.19	Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000*

10.20	Vehicle Supply agreement between DaimlerChrysler Motors Corporation and Dollar Thrifty Automotive Group, Inc. executed June 26, 2000, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000*

10.21	First Amendment to Employment Continuation Plan for Key Employees, which became effective January 24, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended March 31 2001, filed May 11, 2001*

10.22	Adoption, consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000*

10.23	First Amendment to Employment Continuation Agreement between the Company and Mr. Cappy dated April 23, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

10.24	Second Amendment to Employment Continuation Plan for Key employees, which became effective April 23, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

10.25	Second Amendment to Employment Continuation Agreement between the Company and Mr. Cappy dated May 7, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

10.26	Third Amendment to Employment Continuation Plan for Key Employees, which became effective May 7, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001*

10.27	Third Amendment to Employment Continuation Agreement between DTG and Mr. Cappy dated November 19, 2001, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002*

10.28	Fourth Amendment to Employment Continuation Plan for Key Employees, which became effective November 19, 2001, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002*

10.29	Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

10.30	Vehicle Supply Agreement dated as of October 31, 2002 between Daimler Chrysler Motors Company, LLC and DTG**

15.1	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999***

15.2	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999***

15.3	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000***

15.4	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001***

15.5	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001***

15.6	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002***

15.7	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002***

15.8	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002***

15.9	[Reserved]

15.10	[Reserved]

15.11	[Reserved]

15.12	[Reserved]

15.13	[Reserved]

15.14	Letter from Deloitte & Touche LLP regarding interim financial information, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001***

21	Subsidiaries of DTG**

23.2	Consent of Debevoise & Plimpton (included in Exhibit 5), filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.3	Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.4	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

23.5	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.1), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

23.6	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

23.7	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1999, filed March 22, 2000*

23.8	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

23.9	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

23.10	Consent of Deloitte & Touche LLP, filed as exhibit 23.8 with DTG's Form 11-K for the fiscal year ended December 31, 1999, filed June 28, 2000*

23.11	Consent of Deloitte & Touche LLP, filed as exhibit 23.9 with DTG's Form 11-K/A for the fiscal year ended December 31, 1999, filed October 16, 2000*

23.12	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

23.13	Consent of Hall Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.2), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

23.14	Consent of Deloitte & Touche LLP regarding DTG's forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001*

23.15	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2000, filed June 28, 2001*

23.16	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002*

23.17	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2001, filed June 19, 2002*

23.18	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800**

99.1		Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

99.2		Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002*

99.3		Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

99.4		Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002*

99.5		Press Release of DTG dated December 3, 2002, announcing its new corporate operating structure, filed as the same numbered exhibit with DTG's Form 8-K, filed December 5, 2002*

99.6		Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.7		Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

	*	Incorporated by reference
	**	Filed herewith
	***	Not incorporated by reference in this report

(b)	Reports on Form 8-K

Current Report on Form 8-K dated December 3, 2002, included information relating to DTG's announcement of a new corporate operating structure.

(c)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2003	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ JOSEPH E. CAPPY
Name:	Joseph E. Cappy
Title:	Principal Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH E. CAPPY Joseph E. Cappy	Chairman of the Board Chief Executive Officer and Director	March 18, 2003

/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Executive Vice President Principal Financial Officer Principal Accounting Officer	March 18, 2003

/s/ MOLLY S. BOREN Molly S. Boren	Director	March 18, 2003

/s/ THOMAS P. CAPO Thomas P. Capo	Director	March 18, 2003

/s/ EDWARD J. HOGAN Edward J. Hogan	Director	March 18, 2003

/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 18, 2003

/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 18, 2003

/s/ JOHN C. POPE John C. Pope	Director	March 18, 2003

/s/ JOHN P. TIERNEY John P. Tierney	Director	March 18, 2003

/s/ EDWARD L. WAX Edward L. Wax	Director	March 18, 2003

CERTIFICATIONS

I, Joseph E. Cappy, certify that:

1.	I have reviewed this annual report on Form 10-K of Dollar Thrifty Automotive Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

By:	/s/ JOSEPH E. CAPPY

Name:	Joseph E. Cappy
Title:	Chief Executive Officer

CERTIFICATIONS

I, Steven B. Hildebrand, certify that:

1.	I have reviewed this annual report on Form 10-K of Dollar Thrifty Automotive Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.	The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

4.81	Amendment Agreement dated as of December 6, 2002 among DTG, DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, including the Second Amended and Restated Credit Agreement dated as of December 6, 2002 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, attached thereto as Annex I

4.82	Second Amended and Restated Series 1997-1 Letter of Credit Agreement dated as of December 6, 2002 among DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston

4.83	Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

4.84	Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

4.85	Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia

4.86	Amendment No. 3 to Series 2001-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

4.87	Amendment No. 2 to Series 2002-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

4.88	Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

4.89	Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston

4.90	Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston

10.30	Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG

21	Subsidiaries of DTG

23.18	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800

99.6	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.7	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002