Form 10-Q
period 2003-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2003-05-14
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     The number of shares outstanding of the registrant’s Common Stock as of April 30, 2003 was 24,689,007.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

          Some of the statements contained herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where the companies’ customers reside and where the companies and their franchisees operate; air travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary materially from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2003, we expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
April 24, 2003

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2003	2002

REVENUES:
Vehicle rentals	$198,358	$195,533
Vehicle leasing	37,224	31,798
Fees and services	13,546	13,093
Other	1,355	2,333

Total revenues	250,483	242,757

COSTS AND EXPENSES:
Direct vehicle and operating	98,583	87,634
Vehicle depreciation and lease charges, net	88,830	72,209
Selling, general and administrative	42,090	42,012
Interest expense, net of interest income	19,269	19,846

Total costs and expenses	248,772	221,701

INCOME BEFORE INCOME TAXES	1,711	21,056

INCOME TAX EXPENSE	1,117	8,923

NET INCOME	$594	$12,133

EARNINGS PER SHARE:
Basic	$0.02	$0.50

Diluted	$0.02	$0.49

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND DECEMBER 31, 2002

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents	$76,080	$143,485
Restricted cash and investments	419,393	334,849
Receivables, net	191,076	249,912
Prepaid expenses and other assets	70,627	59,785
Revenue-earning vehicles, net	2,004,946	1,994,200
Property and equipment, net	92,119	92,181
Income taxes receivable	63,698	61,314
Software, net	15,060	15,381
Goodwill, net	171,904	165,327

	$3,104,903	$3,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$34,167	$53,660
Accrued liabilities	155,569	164,847
Deferred income tax liability	134,145	134,637
Public liability and property damage	43,143	39,506
Vehicle debt and obligations	2,238,780	2,224,303

Total liabilities	2,605,804	2,616,953

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; issued and outstanding 24,680,930 and 24,599,890, respectively	247	246
Additional capital	717,836	717,081
Accumulated deficit	(190,193)	(190,787)
Accumulated other comprehensive loss	(28,791)	(27,059)

Total stockholders’ equity	499,099	499,481

	$3,104,903	$3,116,434

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands)

	Three Months
	Ended March 31,

	(Unauditied)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$594	$12,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	88,500	74,344
Non-vehicle depreciation	3,671	3,610
Net gains from disposition of revenue-earning vehicles	(1,256)	(4,116)
Amortization	1,190	1,020
Performance share incentive plan	35	632
Provision for losses on receivables	1,449	2,085
Deferred income taxes	1,024	18,188
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(2,384)	7,043
Receivables	75,721	39,209
Prepaid expenses and other assets	(6,845)	(1,510)
Accounts payable and accrued liabilities	(32,657)	9,768
Public liability and property damage	3,637	2,244
Other	554	(5)

Net cash provided by operating activities	133,233	164,645

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(931,454)	(1,065,867)
Proceeds from sales	815,170	661,211
Net change in restricted cash and investments	(84,544)	38,242
Property, equipment and software:
Purchases	(4,026)	(1,330)
Proceeds from sales	4	-
Acquisition of businesses, net of cash acquired	(7,069)	-

Net cash used in investing activities	(211,919)	(367,744)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(In Thousands)

	Three Months
	Ended March 31,

	(Unauditied)
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	2,139,034	814,140
Payments	(2,124,578)	(576,893)
Issuance of common shares	721	268
Financing issue costs	(3,896)	(1,876)

Net cash provided by financing activities	11,281	235,639

CHANGE IN CASH AND CASH EQUIVALENTS	(67,405)	32,540

CASH AND CASH EQUIVALENTS:
Beginning of period	143,485	37,532

End of period	$76,080	$70,072

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$18,334	$29,950

Deferred income on capital leases of vehicles to franchisees	$-	$68

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to taxing authorities	$2,312	$(16,422)

Interest	$19,596	$19,599

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(Unaudited)

1.        BASIS OF PRESENTATION

Effective January 1, 2003, the Company realigned its corporate operating structure from a brand structure to a functional structure combining the management of operations and administrative functions for both the Dollar and Thrifty brands. Due to the realignment, the Company will no longer report Dollar and Thrifty as operating segments. Consistent with the new structure, management will make business and operating decisions on an overall company basis. Financial results will not be available by brand.

The accompanying consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries. DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada, Inc. (“DTAG Canada”). The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 18, 2003 have been followed in preparing the accompanying consolidated financial statements.

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

2.        VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Depreciation of revenue-earning vehicles, net	$87,244	$70,228
Rents paid for vehicles leased	1,586	1,981

	$88,830	$72,209

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months
	Ended March 31,

	2003	2002

Net Income	$594	$12,133

Basic EPS:
Weighted average common shares	24,455,770	24,153,255

Basic EPS	$0.02	$0.50

Diluted EPS:
Weighted average common shares	24,455,770	24,153,255

Shares contingently issuable:
Stock options	228,870	343,246
Performance awards	113,243	120,300
Shares held for compensation plans	183,042	166,000
Director compensation shares deferred	57,583	42,004

Shares applicable to diluted	25,038,508	24,824,805

Diluted EPS	$0.02	$0.49

At March 31, 2003 and 2002, options to purchase 2,016,641 and 2,163,044 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.        STOCK-BASED COMPENSATION

Prior to January 1, 2003, the Company accounted for stock-based compensation plans (which include stock options and performance shares) using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the original terms of the Company's plans, no compensation cost was recognized for the Company's stock option plans in prior periods. Compensation cost of stock options, if any, was measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share plans was recorded based upon the current market value of the Company’s stock at the end of each period.

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. Compensation cost for stock options and performance shares is recognized based on the fair value of the awards granted at the grant date.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance shares, in each period presented (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net Income, as reported	$594	$12,133

Add: compensation expense related to performance shares included in reported net income, net of related tax effects	21	364

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance shares determined under fair value based method for all awards, net of related tax effects	(336)	(1,065)

Pro forma net income	$279	$11,432

Earnings per share:
Basic, as reported	$0.02	$0.50

Basic, pro forma	$0.01	$0.47

Diluted, as reported	$0.02	$0.49

Diluted, pro forma	$0.01	$0.46

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to stock options included in the pro forma results for the first quarter of 2003 and 2002 were as follows:

	Three Months
	Ended March 31,

	2003	2002

Risk-free interest rate	4.46%	4.46%

Expected volatility	54.57%	54.57%

Weighted-average expected life of awards	5 years	5 years

Dividend payments	-	-

5.        RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Trade accounts receivable	$103,055	$103,577
Notes receivable	5,998	7,485
Financing receivables, net	55,246	67,845
Due from DaimlerChrysler	44,209	90,534

	208,508	269,441
Less: Allowance for doubtful accounts	(17,432)	(19,529)

	$191,076	$249,912

Trade accounts and notes receivable include primarily amounts due from franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business, accrued revenue on open rental contracts and amounts due from the sale of revenue-earning vehicles. Notes receivable are accepted from certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles.

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs.

6.        GOODWILL

The Company adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit as of January 1, 2002, and determined that goodwill was not impaired. Additionally, during the second quarter of 2002, the Company completed the annual impairment test of goodwill for 2002 and concluded goodwill was not impaired. The Company will complete the annual impairment test on goodwill during the second quarter of each year, including 2003, unless circumstances arise that require more frequent testing.

Due to the corporate structure realignment (Note 1), the Company no longer has separate reporting units. Therefore, beginning in 2003, the Company will perform its goodwill impairment test on a consolidated basis.

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$165,327
Goodwill through acquisitions during year	6,469
Effect of change in rates used for foreign currency translation	108

Balance as of March 31, 2003	$171,904

7.        VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of March 31, 2003 and December 31, 2002 consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Asset backed notes, net of discount	$1,652,254	$1,379,465
Commercial paper, net of discount	6,000	308,048
Conduit Facility	275,000	250,000
Other vehicle debt	233,076	227,834
Limited partner interest in limited partnership	72,450	58,956

Vehicle debt and obligations	$2,238,780	$2,224,303

In March 2003, the Company completed an amendment of the Revolving Credit Facility (the “Revolver”) affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. The Company had letters of credit outstanding under the Revolver of approximately $194.5 million and no working capital borrowings at March 31, 2003.

On February 24, 2003, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $554 million backed by a renewal of the Liquidity Facility, in the amount of $485 million.

On March 18, 2003, the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”) was increased from $250 million to $275 million.

On March 25, 2003, RCFC issued $375 million of asset backed notes (the “2003 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2003 Series Notes are floating rate notes that have a term of four years. In conjunction with the issuance of the 2003 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to fixed rate debt (Note 8).

On April 10, 2003, an existing bank vehicle line of credit was renewed and increased from $70 million to $87 million, which is included in other vehicle debt.

8.        DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2003, to convert variable interest rates on a total of $900 million in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2007, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $45.9 million at March 31, 2003, and the Company recorded the related loss of $2.4 million, which is net of income taxes, in total comprehensive income for the three-month period ended March 31, 2003 (Note 9). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $16 million of the existing deferred loss at March 31, 2003 is expected to be reclassified into earnings within the next twelve months.

9.        COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2003	2002

Net income	$594	$12,133

Interest rate swap adjustment	(2,370)	2,192
Foreign currency translation adjustment	638	(39)

Comprehensive income (loss)	$(1,138)	$14,286

10.       INCOME TAXES

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

For the first quarter of 2003, the effective tax rate of 65.3% differs from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTAG Canada for which no benefit was recorded due to full valuation allowance.

11.       COMMITMENTS AND CONTINGENCIES

Guarantees
The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of March 31, 2003, the maximum future payments under these guarantees are $1.3 million with expiration through 2004. As of March 31, 2003, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $0.4 million due to likelihood of a triggering event as not probable.

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

******

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company's consolidated statements of income:

	Three Months
	Ended March 31,

	2003	2002

	(Percentage of Revenue)
Revenues:
Vehicle rentals	79.2%	80.5%
Vehicle leasing	14.9	13.1
Fees and services	5.4	5.4
Other	0.5	1.0

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	39.3	36.1
Vehicle depreciation and lease charges, net	35.5	29.7
Selling, general and administrative	16.8	17.3
Interest expense, net of interest income	7.7	8.2

Total costs and expenses	99.3	91.3

Income before income taxes	0.7	8.7

Income tax expense	0.5	3.7

Net income	0.2%	5.0%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

U.S. and Canada	2003	2002

Vehicle Rental Data:
(Company-Owned Stores)
Average number of vehicles operated	66,091	58,996
Number of rental days	4,879,019	4,513,935
Average revenue per day	$40.66	$43.32
Monthly average revenue per vehicle	$1,000	$1,105

Vehicle Leasing Data:
Average number of vehicles leased	27,779	24,284
Monthly average revenue per vehicle	$447	$436

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

          During the first quarter, the car rental industry experienced lower rental rates resulting from excess fleet capacity. Rental demand was negatively impacted by reduced travel related to the war in Iraq and the shift of Easter from March last year to April this year. The above factors combined with a weak used car market, resulting from increased incentives on new car purchases offered by manufacturers, caused the first quarter of 2003 results to fall below last year’s first quarter.

           Revenues

          Total revenues for the quarter ended March 31, 2003 increased $7.7 million, or 3.2%, to $250.5 million compared to the first quarter of 2002. The increase in total revenues was primarily due to a 17.1% increase in vehicle leasing revenue and a 1.4% increase in vehicle rental revenue.

          The Company’s vehicle rental revenue for the first quarter of 2003 was $198.4 million, a $2.8 million increase from the first quarter of 2002. The increase in vehicle rental revenue was the result of an 8.1% increase in rental days partially offset by a 6.1% decrease in revenue per day. The growth in rental days resulted from operating locations that were previously franchised and to establishing new stores in locations not previously operated. Rental days on a same store basis were unchanged.

          Vehicle leasing revenue for the first quarter of 2003 was $37.2 million, a $5.4 million increase from the first quarter of 2002. This increase in vehicle leasing revenue is primarily the result of increased vehicle orders by franchisees increasing their participation in the Company’s leasing program, partially offset by the impact of locations shifted from franchised operations to corporate operations.

           Fees and services revenue increased 3.5% to $13.5 million as compared to the first quarter of 2002.

           Expenses

          Total expenses increased 12.2% from $221.7 million in the first quarter of 2002 to $248.8 million in the first quarter of 2003. Total expenses as a percentage of revenue increased to 99.3% in the first quarter of 2003 from 91.3% in the first quarter of 2002.

          Direct vehicle and operating expenses for the first quarter of 2003 increased $10.9 million, or 12.5%, from the 2002 first quarter. The increase in costs related primarily to higher fleet and transaction levels, the operation of additional company-owned stores under both the Dollar and Thrifty brands and to higher insurance costs.

          Net vehicle depreciation expense and lease charges increased $16.6 million, or 23.0%, in the first quarter of 2003 as compared to the first quarter of 2002. Vehicle depreciation expense increased $14.2 million, or 19.0%, due to a 14.8% increase in depreciable fleet coupled with a 3.7% increase in the average depreciation rate primarily related to non-program vehicles. Net vehicle gains on the disposal of non-program vehicles were $1.3 million for the first quarter of 2003 compared to $4.1 million for the first quarter of 2002. Lease charges, for vehicles leased from third parties, decreased $0.4 million due to a decrease in the number of vehicles leased during the first quarter of 2003.

          Selling, general and administrative expenses of $42.1 million for the first quarter of 2003 increased 0.2% from $42.0 million in the first quarter of 2002. The increase was due primarily to increased sales and marketing costs, offset by lower incentive compensation expenses in 2003.

          Net interest expense decreased $0.6 million, or 2.9% to $19.3 million primarily due to lower interest rates in the first quarter of 2003 as compared to the first quarter of 2002, partially offset by an increase in average vehicle debt.

          The effective tax rate for the first quarter of 2003 was 65.3% compared to 42.4% for the first quarter of 2002. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. For the first quarter of 2003, the effective tax rate differs from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTAG Canada for which no benefit was recorded due to full valuation allowance.

          Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, may cause significant variations in the Company’s quarterly consolidated effective income tax rates.

           Operating Results

           Income before income taxes decreased $19.4 million, or 91.9%, to $1.7 million for the first quarter of 2003.

Outlook

          The outlook for the remainder of 2003 is uncertain. Airline passenger enplanements, a key driver of vehicle rental demand, are still below prior year levels and industry pricing remains weak. Renewed consumer confidence and increased travel may result from a more stable geopolitical landscape. Continued weakness in used car sale prices will further impact the Company’s operating results in 2003.

Seasonality

          The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rental. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the Company. The first and fourth quarters for the Company’s rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

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

          The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $133.2 million for the three months ended March 31, 2003, is primarily the result of net income, adjusted for depreciation, and reduced receivable balances. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

          The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A significant portion of the secured vehicle financing consists of asset backed notes. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing. The Company, like the rental car industry, has experienced increases during the last year in the level of credit enhancement or additional collateral required for new asset backed notes, the Conduit Facility and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

          Cash used in investing activities was $211.9 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $931.5 million, partially offset by $815.2 million in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for the purchase of non-vehicle capital expenditures of $4.0 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also acquired the franchised operations of its Hawaii and Manchester, New Hampshire franchisees of the Thrifty brand and the master franchise rights of the Dollar brand in Canada during the first quarter, which used $7.1 million of cash, net of assets acquired and liabilities assumed. These expenditures were financed with cash provided from operations. At March 31, 2003, restricted cash and investments totaled $419.4 million, increasing $84.5 million for the three months ended March 31, 2003. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.

          Cash received in financing activities was $11.3 million primarily due to the issuance of $375 million in asset backed notes in March 2003, the increase of $25 million under the Conduit Facility and a net increase of $14 million in borrowings under the Canadian fleet securitization program, partially offset by a $302 million decrease in commercial paper issued and the maturity of asset backed notes totaling $102 million.

          The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2003, the insurance companies had issued approximately $47.5 million in bonds to secure these obligations.

           Asset Backed Notes

          The asset backed note program at March 31, 2003 was comprised of $1.65 billion in asset backed notes with maturities ranging from 2003 to 2007. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.44 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $208.4 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%.

           Conduit Facility

          In March 2003, an existing bank increased its commitment in the Conduit Facility, raising the capacity to $275 million, which was fully utilized, at March 31, 2003.

           Commercial Paper Program and Liquidity Facility

          Effective February 24, 2003, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $554 million, backed by a renewal of the Liquidity Facility in the amount of $485 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At March 31, 2003, the Company had $6.0 million in commercial paper outstanding.

           Vehicle Debt and Obligations

          Vehicle manufacturer and bank lines of credit provided $379.7 million in capacity at March 31, 2003. The Company had $233.1 million in borrowings outstanding under these lines at March 31, 2003. All lines of credit are collateralized by the related vehicles.

          Thrifty has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. Under this program, Thrifty can obtain vehicle financing up to CND$150 million funded through a bank commercial paper conduit. At March 31, 2003, Thrifty had approximately CND$106.5 million (US$72.5 million) funded under this program.

           Revolving Credit Facility

          The Company has a $215 million five-year, senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires in August 2005. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. Working capital borrowings under the Revolving Credit Facility are limited to $70 million. In March 2003, the Company completed an amendment affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $194.5 million and no working capital borrowings at March 31, 2003.

New Accounting Standards

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 had no material effect on the consolidated financial statements of the Company.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company adopted the provisions of SFAS No. 146 as required on January 1, 2003. Adoption of SFAS No. 146 had no material effect on the consolidated financial statements of the Company.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. ” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified beginning in 2003. The disclosure requirements were effective for interim or annual financial statements beginning on December 31, 2002.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The following information about the Company’s market sensitive financial instruments constitutes a “forward-looking” statement. The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company’s policy is to manage interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements. All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.

          At March 31, 2003, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2002, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 8 to the consolidated financial statements.

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

Effective with the corporate reorganization on January 1, 2003, the Company implemented changes to certain internal controls and processes. The Company does not believe there are any significant deficiencies or material weaknesses in internal controls due to these changes. The Company will continue to monitor internal controls to ensure their effectiveness.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit	3.2	By-Laws of DTG, as amended, which became effective January 1, 2003

Exhibit	4.91	Amendment No. 3 to Amended and Restated Series 1998-1 Supplement dated as of February 24, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.92	Amendment No. 7 to Master Motor Vehicle Lease and Servicing Agreement dated as of February 24, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston

Exhibit	4.93	Extension Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit	4.94	Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit	4.95	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2003 among DTG, DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston

Exhibit	4.96	Amendment No. 7 to Series 2000-1 Supplement dated as of March 18, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.97	Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia

Exhibit	4.98	Series 2003-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit	4.99	Note Purchase Agreement dated as of March 19, 2003 among Rental Car Finance Corp., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc.

Exhibit	4.100	Indemnification Agreement dated as of March 19, 2003 among Rental Car Finance Corp., MBIA Insurance Corporation, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc.

Exhibit	4.101	Enhancement Letter of Credit Application and Agreement dated as of March 25, 2003 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston

Exhibit	4.102	Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 25, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Ambac Assurance Corporation, MBIA Insurance Corporation, Credit Suisse First Boston, JPMorgan Chase Bank and Dresdner Bank AG

Exhibit	4.103	Amendment No. 4 to Series 2001-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit	4.104	Amendment No. 3 to Series 2002-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit	15.9	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit	99.9	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	99.10	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

During the quarterly period ended March 31, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated April 24, 2003, included press release reporting the financial results of the Company for the quarter ended March 31, 2003.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on May 14, 2003.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ JOSEPH E. CAPPY

Name:	Joseph E. Cappy
Title:	Chairman of the Board, Chief Executive Officer and Principal Executive Officer

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

CERTIFICATIONS

I, Joseph E. Cappy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dollar Thrifty Automotive Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Chief Financial Officer