Form 10-Q
period 2003-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2003-08-12
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     The number of shares outstanding of the registrant’s Common Stock as of July 31, 2003 was 24,740,347.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

CONTENTS

			Page

PART I -	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS	3

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

	ITEM 3.	QUANTITATIVE AND QUALITATIVE
		DISCLOSURES ABOUT MARKET RISK	22

	ITEM 4.	CONTROLS AND PROCEDURES	22

PART II -	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	23

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	24

SIGNATURES			25

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

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
July 30, 2003, except for Note 12,
as to which the date is August 7, 2003

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2003	2002	2003	2002

REVENUES:
Vehicle rentals	$243,713	$239,946	$442,071	$435,479
Vehicle leasing	41,444	43,509	78,668	75,307
Fees and services	14,317	15,391	27,863	28,484
Other	4,625	3,622	5,980	5,955

Total revenues	304,099	302,468	554,582	545,225

COSTS AND EXPENSES:
Direct vehicle and operating	112,185	109,063	210,768	196,697
Vehicle depreciation and lease charges, net	109,526	92,583	198,356	164,792
Selling, general and administrative	47,706	48,623	89,796	90,635
Interest expense, net of interest income	22,508	23,432	41,777	43,278

Total costs and expenses	291,925	273,701	540,697	495,402

INCOME BEFORE INCOME TAXES	12,174	28,767	13,885	49,823

INCOME TAX EXPENSE	5,845	11,227	6,962	20,150

NET INCOME	$6,329	$17,540	$6,923	$29,673

EARNINGS PER SHARE:
Basic	$0.26	$0.72	$0.28	$1.23

Diluted	$0.25	$0.70	$0.28	$1.19

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents	$62,488	$143,485
Restricted cash and investments	114,170	334,849
Receivables, net	207,946	249,912
Prepaid expenses and other assets	68,767	59,785
Revenue-earning vehicles, net	2,697,354	1,994,200
Property and equipment, net	92,852	92,181
Income taxes receivable	64,579	61,314
Software, net	14,909	15,381
Goodwill	173,052	165,327

	$3,496,117	$3,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$40,180	$53,660
Accrued liabilities	183,901	164,847
Deferred income tax liability	136,760	134,637
Public liability and property damage	47,098	39,506
Vehicle debt and obligations	2,585,642	2,224,303

Total liabilities	2,993,581	2,616,953

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; issued and outstanding 24,710,936 and 24,599,890, respectively	247	246
Additional capital	719,063	717,081
Accumulated deficit	(183,864)	(190,787)
Accumulated other comprehensive loss	(32,910)	(27,059)

Total stockholders’ equity	502,536	499,481

	$3,496,117	$3,116,434

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,923	$29,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	194,619	172,722
Non-vehicle depreciation	7,408	7,226
Net (gains)/losses from disposition of revenue-earning vehicles	955	(11,386)
Amortization	2,522	2,177
Performance share incentive plan	753	1,564
Provision for losses on receivables	2,269	4,015
Deferred income taxes	6,789	62,171
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(3,265)	(26,311)
Receivables	64,383	25,759
Prepaid expenses and other assets	(3,751)	815
Accounts payable and accrued liabilities	(6,389)	49,917
Public liability and property damage	7,592	8,759
Other	531	535

Net cash provided by operating activities	281,339	327,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,335,580)	(2,289,260)
Proceeds from sales	1,411,759	1,107,071
Net change in restricted cash and investments	220,679	(13,680)
Property, equipment and software:
Purchases	(8,751)	(2,683)
Proceeds from sales	4	27
Acquisition of businesses, net of cash acquired	(7,873)	(38)

Net cash used in investing activities	(719,762)	(1,198,563)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	2,744,969	4,003,496
Payments	(2,383,673)	(3,080,803)
Issuance of common shares	1,230	2,832
Financing issue costs	(5,100)	(5,088)

Net cash provided by financing activities	357,426	920,437

CHANGE IN CASH AND CASH EQUIVALENTS	(80,997)	49,510

CASH AND CASH EQUIVALENTS:
Beginning of period	143,485	37,532

End of period	$62,488	$87,042

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$25,133	$66,128

Deferred income on capital lease of vehicles to franchisees	$-	$171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to taxing authorities	$3,102	$(15,769)

Interest	$41,215	$40,364

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries. DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada, Inc. (“DTAG Canada”). The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 18, 2003 have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by independent public accountants. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

2.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Depreciation of revenue-earning vehicles, net	$108,330	$91,108	$195,574	$161,336
Rents paid for vehicles leased	1,196	1,475	2,782	3,456

	$109,526	$92,583	$198,356	$164,792

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$6,329	$17,540	$6,923	$29,673

Basic EPS:
Weighted average common shares	24,492,981	24,257,511	24,474,926	24,205,672

Basic EPS	$0.26	$0.72	$0.28	$1.23

Diluted EPS:
Weighted average common shares	24,492,981	24,257,511	24,474,926	24,205,672

Shares contingently issuable:
Stock options	215,960	499,117	222,369	302,571
Performance awards	314,184	120,300	213,469	120,300
Shares held for compensation plans	201,707	165,922	192,426	165,960
Director compensation shares deferred	65,208	45,665	61,457	43,833

Shares applicable to diluted	25,290,040	25,088,515	25,164,647	24,838,336

Diluted EPS	$0.25	$0.70	$0.28	$1.19

At June 30, 2003 and 2002, options to purchase 2,024,941 and 1,051,416 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

4.       STOCK-BASED COMPENSATION

Prior to January 1, 2003, the Company accounted for stock-based compensation plans (which include stock options and performance shares) using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Given the original terms of the Company’s plans, no compensation cost was recognized for the Company’s stock option plans in prior periods. Compensation cost of stock options, if any, was measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share plans was recorded based upon the current market value of the Company’s stock at the end of each period.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance shares, in each period presented (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$6,329	$17,540	$6,923	$29,673

Add: compensation expense related to performance shares included in reported net income, net of related tax effects	431	568	452	932

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance shares determined under fair value-based method for all awards, net of related tax effects	(743)	(896)	(1,079)	(1,961)

Pro forma net income	$6,017	$17,212	$6,296	$28,644

Earnings per share:
Basic, as reported	$0.26	$0.72	$0.28	$1.23

Basic, pro forma	$0.25	$0.71	$0.26	$1.18

Diluted, as reported	$0.25	$0.70	$0.28	$1.19

Diluted, pro forma	$0.24	$0.69	$0.25	$1.15

No stock options were granted after January 1, 2003. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for the three months and six months ended June 30, 2003 and 2002: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

5.       RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Trade accounts receivable	$114,069	$103,577
Notes receivable	5,778	7,485
Financing receivables, net	42,831	67,845
Due from DaimlerChrysler	63,155	90,534

	225,833	269,441
Less: Allowance for doubtful accounts	(17,887)	(19,529)

	$207,946	$249,912

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

6.       GOODWILL

The Company adopted the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” as required on January 1, 2002, with the exception of the earlier adoption of the requirement to use the purchase method of accounting for all business combinations initiated after June 30, 2001. On January 1, 2002, the Company ceased amortization of goodwill. During the first quarter of 2002, the Company completed its transitional goodwill impairment test in accordance with SFAS No. 142 for each reporting unit as of January 1, 2002, and determined that goodwill was not impaired. The Company selected the second quarter to perform its annual impairment testing and consistent with 2002, during the second quarter of 2003, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired. The Company will complete the annual impairment test on goodwill during the second quarter of each year unless circumstances arise that require more frequent testing.

Due to the corporate structure realignment (Note 1), the Company no longer has separate reporting units. Therefore, beginning in 2003, the Company performed its goodwill impairment test on a consolidated basis.

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$165,327
Goodwill through acquisitions during year	7,217
Effect of change in rates used for foreign currency translation	508

Balance as of June 30, 2003	$173,052

7.      VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of June 30, 2003 and December 31, 2002 consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Asset backed notes, net of discount	$1,570,842	$1,379,465
Commercial paper, net of discount	389,866	308,048
Conduit Facility	275,000	250,000
Other vehicle debt	247,946	227,834
Limited partner interest in limited partnership	101,988	58,956

Vehicle debt and obligations	$2,585,642	$2,224,303

In March 2003, the Company completed an amendment of the $215 million Revolving Credit Facility (the “Revolver”) affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. The Company had letters of credit outstanding under the Revolver of approximately $188.1 million and no working capital borrowings at June 30, 2003.

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

On May 28, 2003, the Canadian fleet securitization program (referred to as Limited partner interest in limited partnership in the table above) was increased from CND$150 million to CND$200 million to satisfy the acquisition growth in the Canadian fleet. This program has an expiration date of December 31, 2004.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2003, to convert variable interest rates on a total of $900 million in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2007, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $54 million at June 30, 2003, and the Company recorded the related loss of $7.3 million, which is net of income taxes, in comprehensive income for the six-month period ended June 30, 2003 (Note 9). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $16 million of the existing deferred loss at June 30, 2003 is expected to be reclassified into earnings within the next twelve months.

9.       COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net income	$6,329	$17,540	$6,923	$29,673

Interest rate swap adjustment	(4,927)	(7,774)	(7,297)	(5,582)
Foreign currency translation adjustment	808	440	1,446	401

Comprehensive income	$2,210	$10,206	$1,072	$24,492

10.     INCOME TAXES

U.S. operating results are included in the Company's consolidated U.S. income tax returns and as such the Company has established tax provisions separately for U.S. taxable income and Canadian losses, for which no income tax benefit was recorded. The Company has provided for income taxes in the U.S. and in Canada based on taxable income or loss and other tax attributes separately for each jurisdiction. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

For the three months and six months ended June 30, 2003, the effective tax rate of 48.0% and 50.1%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTAG Canada for which no income tax benefit was recorded due to full valuation allowance.

11.      COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of June 30, 2003, the maximum future payments under these guarantees are $5.3 million with expiration through 2008. As of June 30, 2003, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $4.4 million due to likelihood of a triggering event as not probable.

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

12.     SUBSEQUENT EVENTS

On July 29, 2003 and August 7, 2003, the Company announced it had reached agreement to acquire its franchised operations in Atlanta, Georgia; Houston, Texas; Ontario, California; and certain locations in South Florida.

On July 30, 2003, the Company announced that its Board of Directors has authorized a stock repurchase program, which allows the repurchase of up to $30 million of the Company’s stock over the next two years.

On July 31, 2003, the Company completed an amendment of the Revolver, which among other provisions, allows the Company to retain a higher limitation for franchisee acquisitions in 2003 even though the Company would be unable to meet the original covenant level required to maintain the higher limit.

******

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following table sets forth the percentage of total revenues in the Company's condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Percentage of Revenue)
Revenues:
Vehicle rentals	80.1%	79.3%	79.7%	79.9%
Vehicle leasing	13.6	14.4	14.2	13.8
Fees and services	4.7	5.1	5.0	5.2
Other	1.6	1.2	1.1	1.1

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	36.9	36.1	38.0	36.1
Vehicle depreciation and lease charges, net	36.0	30.6	35.8	30.2
Selling, general and administrative	15.7	16.1	16.2	16.6
Interest expense, net of interest income	7.4	7.7	7.5	8.0

Total costs and expenses	96.0	90.5	97.5	90.9

Income before income taxes	4.0	9.5	2.5	9.1

Income tax expense	1.9	3.7	1.3	3.7

Net income	2.1%	5.8%	1.2%	5.4%

The following table sets forth certain selected operating data of the Company:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

U.S. and Canada	2003	2002	2003	2002

Vehicle Rental Data: (includes new stores)
(Company-Owned Stores)

Average number of vehicles operated	78,521	73,855	72,340	66,467
Number of rental days	5,998,645	5,554,120	10,877,664	10,068,055
Average revenue per day	$40.63	$43.20	$40.64	$43.25
Monthly average revenue per vehicle	$1,035	$1,083	$1,019	$1,092

Vehicle Rental Data: (excludes new stores)
(Company-Owned Stores)

Average number of vehicles operated	73,849	73,855	67,540	66,467
Number of rental days	5,653,443	5,554,120	10,166,581	10,068,055

Vehicle Leasing Data:

Average number of vehicles leased	30,518	31,590	29,156	27,957
Monthly average revenue per vehicle	$453	$459	$450	$449

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

           During the second quarter, the car rental industry continued to be impacted by lower rental rates and reduced industry rental demand related to the war in Iraq, SARS outbreak in Canada and a weak economy. The above factors combined with a weak used car market, primarily resulting from increased incentives on new car purchases offered by manufacturers, caused the second quarter of 2003 results to fall below last year’s second quarter.

           Revenues

           Total revenues for the quarter ended June 30, 2003 increased $1.6 million, or 0.5%, to $304.1 million compared to the second quarter of 2002. The increase in total revenue was primarily due to a 1.6% increase in vehicle rental revenue, partially offset by a decrease in vehicle leasing revenue of 4.7%.

           The Company’s vehicle rental revenue for the second quarter of 2003 was $243.7 million, a $3.8 million increase from the second quarter of 2002. The increase in vehicle rental revenue was the result of an 8.0% increase in rental days, partially offset by a 5.9% decrease in revenue per day. The growth in rental days resulted from operating locations that were previously franchised and establishing new stores in locations not previously operated, which accounted for a 6.2% increase. Additionally, rental days on a same store basis increased 1.8%.

           Vehicle leasing revenue for the second quarter of 2003 was $41.4 million, a $2.1 million decrease from the second quarter of 2002. This decline was due to a 3.4% decline in the average lease fleet primarily related to the shift of several locations from franchised operations to corporate operations coupled with a 1.3% decline in the average lease rate.

           Fees and services revenue decreased 7.0% to $14.3 million as compared to the second quarter of 2002. This decline was primarily related to the shift of several locations from franchised operations to corporate operations.

          Expenses

           Total expenses increased 6.7% from $273.7 million in the second quarter of 2002 to $291.9 million in the second quarter of 2003. Total expenses as a percentage of revenue increased to 96.0% in 2003 from 90.5% in 2002.

           Direct vehicle and operating expenses for the second quarter of 2003 increased $3.1 million, or 2.9%, over the second quarter of 2002. The increase in costs related primarily to higher fleet and transaction levels and the operation of additional corporate stores under both the Dollar and Thrifty brands.

           Net vehicle depreciation expense and lease charges increased $16.9 million, or 18.3%, in the second quarter of 2003 as compared to the second quarter of 2002. Net vehicle losses on the disposal of non-program vehicles were $2.2 million for the second quarter of 2003, compared to gains of $7.3 million for the second quarter of 2002. Vehicle depreciation expense increased $7.7 million, or 7.9%, due to a 5.1% increase in depreciable fleet coupled with a 2.6% increase in the average depreciation rate primarily related to non-program vehicles. Lease charges, for vehicles leased from third parties, decreased $0.3 million to $1.2 million for the second quarter of 2003, due to a decrease in the number of vehicles leased.

           Selling, general and administrative expenses of $47.7 million for the second quarter of 2003 decreased 1.9% from $48.6 million in the second quarter of 2002. This decrease was due primarily to lower accruals for incentive compensation plans and other general and administrative expenses, partially offset by increased sales and marketing costs.

           Net interest expense decreased $0.9 million, or 3.9%, to $22.5 million primarily due to lower interest rates in the second quarter of 2003 as compared to the second quarter of 2002, partially offset by an increase in average vehicle debt.

           The effective tax rate for the second quarter of 2003 was 48.0% compared to 39.0% for the second quarter of 2002. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, on a consolidated basis, no income tax benefit is recorded for Canadian losses, thus, increasing the consolidated effective tax rate.

           Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

          Operating Results

           Income before income taxes decreased $16.6 million, or 57.7%, to $12.2 million for the second quarter of 2003.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

          Revenues

           Total revenues for the six months ended June 30, 2003 increased $9.4 million, or 1.7%, to $554.6 million compared to the six months ended June 30, 2002. The growth in total revenue was due to an increase in vehicle rental revenue of 1.5% and an increase in vehicle leasing revenue of 4.5%, partially offset by a decrease in fees and services revenue of 2.2%.

           The Company’s vehicle rental revenue for the first half of 2003 was $442.1 million, a $6.6 million increase from the first half of 2002. The increase in vehicle rental revenue was the result of an 8.0% increase in rental days, partially offset by a 6.0% decrease in revenue per day. The growth in rental days resulted from operating locations that were previously franchised and establishing new stores in locations not previously operated. Additionally, rental days on a same store basis increased 1.0%.

           Vehicle leasing revenue for the first half of 2003 was $78.7 million, a $3.4 million increase from the first half of 2002. This increase in vehicle leasing revenue was primarily due to increased vehicle orders by franchisees increasing their participation in the Company’s leasing program, partially offset by the impact of locations shifted from franchised operations to corporate operations.

           Fees and services revenue decreased 2.2% to $27.9 million as compared to the first half of 2002.

          Expenses

           Total expenses increased 9.1% from $495.4 million in the first half of 2002 to $540.7 million in the first half of 2003. Total expenses as a percentage of revenue increased to 97.5% in 2003 from 90.9% in 2002.

           Direct vehicle and operating expenses for the first half of 2003 increased $14.1 million, or 7.2%, compared to the first half of 2002. The increase in costs related primarily to higher fleet and transaction levels and to the operation of additional corporate stores under both the Dollar and Thrifty brands.

           Net vehicle depreciation expense and lease charges increased $33.6 million, or 20.4%, in the first half of 2003 as compared to the first half of 2002. Vehicle depreciation expense increased $21.9 million, or 12.7%, due to a 9.3% increase in depreciable fleet coupled with a 3.1% increase in the average depreciation rate primarily related to non-program vehicles. Net vehicle losses on the disposal of non-program vehicles were $1.0 million for the first half of 2003, compared to net vehicle gains of $11.4 million for the first half of 2002. Lease charges, for vehicles leased from third parties, decreased $0.7 million due to a decrease in the number of vehicles leased in the first half of 2003.

           Selling, general and administrative expenses of $89.8 million for 2003 decreased 0.9% from $90.6 million in 2002. This decrease was due primarily to lower accruals for incentive compensation plans and other general and administrative expenses, partially offset by increased sales and marketing costs.

           Net interest expense decreased $1.5 million, or 3.5%, to $41.8 million in the first half of 2003 primarily due to lower interest rates, partially offset by an increase in average vehicle debt.

           The effective tax rate for the first half of 2003 was 50.1% compared to 40.4% for the first half of 2002. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, on a consolidated basis, no income tax benefit is recorded for Canadian losses, thus, increasing the consolidated effective tax rate.

          Operating Results

           Income before income taxes decreased $35.9 million, or 72.1%, to $13.9 million for the first half of 2003.

Outlook

           The outlook for the balance of 2003 remains uncertain, but is showing signs of improvement. Airline passenger enplanements, a key driver of vehicle rental demand, are still below prior year levels and industry pricing remains weak. Renewed consumer confidence and increased travel may result from a more stable geopolitical landscape. Early indications show signs of improvement in the third quarter relating to an increase in summer travel volumes, improving rental rates and stabilizing used car sale prices.

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

           The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $281.3 million for the six months ended June 30, 2003, is primarily the result of net income, adjusted for depreciation, and reduced receivable balances. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

           The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future, including the acceleration of franchisee acquisitions relating to the Company’s new corporate strategy and the recently announced stock repurchase program of up to $30 million over the next two years. A significant portion of the secured vehicle financing consists of asset backed notes. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing. The Company, like the rental car industry, has experienced increases during the last year in the level of credit enhancement or additional collateral required for new asset backed notes, the Conduit Facility and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

           Cash used in investing activities was $719.8 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.3 billion, partially offset by $1.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for the purchase of non-vehicle capital expenditures of $8.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also acquired the franchised operations of its Hawaii and Manchester, New Hampshire franchisees of the Thrifty brand and the master franchise rights of the Dollar brand in Canada during the first half of 2003, which used $7.9 million of cash. These expenditures were financed with cash provided from operations. At June 30, 2003, restricted cash and investments totaled $114.2 million, decreasing $220.7 million which was used to acquire revenue-earning vehicles during the six months ended June 30, 2003. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program, the Like-Kind Exchange Program and provide collateral for interest rate swap agreements relating to asset backed notes.

           Cash received in financing activities was $357.4 million primarily due to the issuance of $375 million in asset backed notes in March 2003, an $82 million increase in commercial paper issued, the increase of $25 million under the Conduit Facility and a net increase of $43 million in borrowings under the Canadian fleet securitization program, partially offset by the maturity of asset backed notes totaling $184 million.

           The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2003, the insurance companies had issued approximately $44.9 million in bonds to secure these obligations.

          Asset Backed Notes

           The asset backed note program at June 30, 2003 was comprised of $1.57 billion in asset backed notes with maturities ranging from 2003 to 2007. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.36 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $208.4 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%.

          Conduit Facility

           In March 2003, an existing bank increased its commitment in the Conduit Facility, raising the capacity to $275 million, which was fully utilized, at June 30, 2003.

          Commercial Paper Program and Liquidity Facility

           Effective February 24, 2003, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $554 million, backed by a renewal of the Liquidity Facility in the amount of $485 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At June 30, 2003, the Company had $389.9 million in commercial paper outstanding.

          Vehicle Debt and Obligations

           Vehicle manufacturer and bank lines of credit provided $401.4 million in capacity at June 30, 2003. The Company had $247.9 million in borrowings outstanding under these lines at June 30, 2003. All lines of credit are collateralized by the related vehicles.

           The Company has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. This program was amended in May 2003, increasing the vehicle financing up to CND$200 million funded through a bank commercial paper conduit and extending the expiration date of the program through December 31, 2004. At June 30, 2003, the Company had approximately CND$137.4 million (US$102.0 million) funded under this program.

          Revolving Credit Facility

           The Company has a $215 million five-year, senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires in August 2005. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. Working capital borrowings under the Revolving Credit Facility are limited to $70 million. In March 2003, the Company completed an amendment affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. On July 31, 2003, the Company completed another amendment of the Revolving Credit Facility, which among other provisions, allows the Company to retain a higher limitation for franchisee acquisitions in 2003 even though the Company would be unable to meet the original covenant level required to maintain the higher limit. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $188.1 million and no working capital borrowings at June 30, 2003.

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

           SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued and effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and requires prospective accounting treatment.

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

           At June 30, 2003, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2002, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 8 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Evaluation of disclosure controls and procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

b)	Changes in internal controls

Effective with the corporate reorganization on January 1, 2003, the Company implemented changes to certain internal controls over financial reporting and processes. The Company does not believe there are any significant deficiencies or material weaknesses in internal controls over financial reporting due to these changes. The Company will continue to monitor internal controls over financial reporting to ensure their effectiveness.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]	On May 29, 2003, the 2003 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's director nominees.

[b]	The Company's stockholders elected Molly Shi Boren, Thomas P. Capo, Joseph E. Cappy, Maryann N. Keller, The Hon. Edward C. Lumley, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected.

[c]	The votes cast by the Company's stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Molly Shi Boren	22,782,258	99,417
Thomas P. Capo	22,377,115	504,560
Joseph E. Cappy	22,738,804	142,871
Maryann N. Keller	22,385,192	496,483
The Hon. Edward C. Lumley	22,698,722	182,953
John C. Pope	22,770,419	111,256
John P. Tierney	22,377,163	504,512
Edward L. Wax	22,773,512	108,163

The Company’s stockholders voted on the following proposals:

Proposal 1 - Election of Directors. See paragraphs (b) and (c) above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit	15.10	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit	31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

During the quarterly period ended June 30, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated April 24, 2003, included press release reporting the financial results of the Company for the quarter ended March 31, 2003.

Current report on Form 8-K dated July 30, 2003, included press release reporting the financial results of the Company for the quarter ended June 30, 2003.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on August 12, 2003.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ JOSEPH E. CAPPY

Name:	Joseph E. Cappy
Title:	Chairman of the Board, Chief Executive Officer and Principal Executive Officer

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer