Form 10-Q
period 2003-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2003-11-12
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     The number of shares outstanding of the registrant’s Common Stock as of October 31, 2003 was 24,775,397.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

CONTENTS

			Page

PART I -	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS	3

	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

	ITEM 3.	QUANTITATIVE AND QUALITATIVE
		DISCLOSURES ABOUT MARKET RISK	24

	ITEM 4.	CONTROLS AND PROCEDURES	24

PART II -	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS	25

	ITEM 5.	OTHER INFORMATION	25

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	25

SIGNATURES			27

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

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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
November 10, 2003

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Unaudited)
	2003	2002	2003	2002

REVENUES:
Vehicle rentals	$308,691	$268,019	$750,762	$703,498
Vehicle leasing	41,863	52,653	120,531	127,960
Fees and services	15,372	15,408	43,235	43,892
Other	4,525	1,588	10,505	7,543

Total revenues	370,451	337,668	925,033	882,893

COSTS AND EXPENSES:
Direct vehicle and operating	148,129	122,958	358,897	319,655
Vehicle depreciation and lease charges, net	110,790	109,821	309,146	274,613
Selling, general and administrative	51,694	43,803	141,490	134,438
Interest expense, net of interest income	24,765	27,066	66,542	70,344

Total costs and expenses	335,378	303,648	876,075	799,050

INCOME BEFORE INCOME TAXES	35,073	34,020	48,958	83,843

INCOME TAX EXPENSE	13,709	12,813	20,671	32,963

NET INCOME	$21,364	$21,207	$28,287	$50,880

EARNINGS PER SHARE:
Basic	$0.87	$0.87	$1.16	$2.10

Diluted	$0.84	$0.85	$1.12	$2.05

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS:
Cash and cash equivalents	$141,801	$143,485
Restricted cash and investments	410,614	334,849
Receivables, net	188,825	249,912
Prepaid expenses and other assets	73,058	59,785
Revenue-earning vehicles, net	2,387,937	1,994,200
Property and equipment, net	93,563	92,181
Income taxes receivable	39,266	61,314
Software and other intangible assets, net	14,287	15,381
Goodwill	196,814	165,327

	$3,546,165	$3,116,434

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$39,884	$53,660
Accrued liabilities	184,694	164,847
Deferred income tax liability	154,705	134,637
Public liability and property damage	53,153	39,506
Vehicle debt and obligations	2,581,977	2,224,303

Total liabilities	3,014,413	2,616,953

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 24,780,319 and 24,599,890 issued, respectively, and 24,698,119 and 24,599,890 outstanding, respectively	248	246
Additional capital	721,887	717,081
Accumulated deficit	(162,500)	(190,787)
Accumulated other comprehensive loss	(25,940)	(27,059)
Treasury stock, at cost (82,200 shares)	(1,943)	-

Total stockholders’ equity	531,752	499,481

	$3,546,165	$3,116,434

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,287	$50,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	301,522	279,016
Non-vehicle depreciation	11,231	10,843
Net (gains)/losses from disposition of revenue-earning vehicles	2,693	(10,386)
Amortization	3,994	3,305
Performance share incentive plan	2,413	1,931
Net losses from sale of property and equipment	91	132
Provision for losses on receivables	4,677	6,391
Deferred income taxes	20,462	120,494
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	22,048	(45,529)
Receivables	94,948	67,684
Prepaid expenses and other assets	(7,716)	3,259
Accounts payable and accrued liabilities	2,735	52,550
Public liability and property damage	13,647	14,550
Other	836	64

Net cash provided by operating activities	501,868	555,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,762,386)	(2,725,625)
Proceeds from sales	2,049,171	1,688,062
Net change in restricted cash and investments	(75,765)	(306,898)
Property, equipment and software:
Purchases	(12,694)	(4,235)
Proceeds from sales	34	35
Acquisition of businesses, net of cash acquired	(29,553)	(38)

Net cash used in investing activities	(831,193)	(1,348,699)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	4,075,539	5,668,265
Payments	(3,743,248)	(4,800,162)
Issuance of common shares	2,395	3,109
Purchase of common stock for the treasury	(1,943)	-
Financing issue costs	(5,102)	(5,273)

Net cash provided by financing activities	327,641	865,939

CHANGE IN CASH AND CASH EQUIVALENTS	(1,684)	72,424

CASH AND CASH EQUIVALENTS:
Beginning of period	143,485	37,532

End of period	$141,801	$109,956

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$38,884	$73,618

Deferred income on capital lease of vehicles to franchisees	$-	$177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to taxing authorities	$(22,233)	$(42,343)

Interest	$65,816	$69,462

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPEMBER 30, 2003 AND 2002

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

During the quarter ended September 30, 2003, the Company reclassified the amortization of vehicle manufacturer’s purchase incentives to vehicle depreciation and lease charges, net. Previously such amortization was recorded as offsets against direct vehicle and operating expense. Comparable amounts in the condensed consolidated financial statements for 2002 have been reclassified to conform to the classifications used in the condensed consolidated financial statements in 2003. These reclassifications had no impact on revenue or net income.

2.       ACQUISITIONS

During the nine months ended September 30, 2003, the Company acquired certain assets and assumed certain liabilities relating to 42 locations from former franchisees in Hawaii, Manchester, Atlanta, Houston, Miami, Ft. Lauderdale, West Palm Beach, Florida; Ontario, California; and Edmonton, Alberta, Canada for the Thrifty brand and the master franchise rights in Canada for the Dollar brand. Total cash paid, net of cash acquired, for these acquisitions in 2003 was $29,553,000. The goodwill recognized in these transactions totaled $30,980,000, all of which is amortizable for tax purposes. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually not material to amounts presented for the three months and nine months ended September 30, 2003, are included in the consolidated statements of income of the Company.

3.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Depreciation of revenue-earning vehicles, net	$108,641	$107,294	$304,215	$268,630
Rents paid for vehicles leased	2,149	2,527	4,931	5,983

	$110,790	$109,821	$309,146	$274,613

4.       EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$21,364	$21,207	$28,287	$50,880

Basic EPS:
Weighted average common shares	24,517,960	24,328,726	24,489,428	24,247,140

Basic EPS	$0.87	$0.87	$1.16	$2.10

Diluted EPS:
Weighted average common shares	24,517,960	24,328,726	24,489,428	24,247,140

Shares contingently issuable:
Stock options	437,797	295,124	262,848	300,118
Performance awards	268,028	120,300	231,637	120,300
Shares held for compensation plans	201,782	163,521	195,579	165,138
Director compensation shares deferred	70,527	48,203	64,513	45,306

Shares applicable to diluted	25,496,094	24,955,874	25,244,005	24,878,002

Diluted EPS	$0.84	$0.85	$1.12	$2.05

For the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, options to purchase shares of common stock totaling 81,300 and 1,048,300, respectively, and 1,043,700 and 1,048,300, respectively, were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

5.       STOCK-BASED COMPENSATION

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance shares, in each period presented (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$21,364	$21,207	$28,287	$50,880

Add: compensation expense related to performance shares included in reported net income, net of related tax effects	943	240	1,395	1,172

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance shares determined under fair value-based method for all awards, net of related tax effects	(1,181)	(1,322)	(2,260)	(3,283)

Pro forma net income	$21,126	$20,125	$27,422	$48,769

Earnings per share:
Basic, as reported	$0.87	$0.87	$1.16	$2.10

Basic, pro forma	$0.86	$0.83	$1.12	$2.01

Diluted, as reported	$0.84	$0.85	$1.12	$2.05

Diluted, pro forma	$0.83	$0.81	$1.09	$1.96

No stock options were granted after January 1, 2003. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted. The following assumptions were used for the three months and nine months ended September 30, 2003 and 2002: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

6.       RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Trade accounts receivable	$110,297	$103,577
Notes receivable	4,426	7,485
Financing receivables, net	44,624	67,845
Due from DaimlerChrysler	48,358	90,534

	207,705	269,441
Less: Allowance for doubtful accounts	(18,880)	(19,529)

	$188,825	$249,912

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

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.

7.       GOODWILL

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of January 1, 2003	$165,327
Goodwill through acquisitions during year	30,980
Effect of change in rates used for foreign currency translation	507

Balance as of September 30, 2003	$196,814

8.      VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of Sepember 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Asset backed notes, net of discount	$1,524,916	$1,379,465
Commercial paper, net of discount	397,657	308,048
Conduit Facility	275,000	250,000
Other vehicle debt	253,608	227,834
Limited partner interest in limited partnership	130,796	58,956

Vehicle debt and obligations	$2,581,977	$2,224,303

In March 2003, the Company completed an amendment of the $215 million Revolving Credit Facility (the “Revolver”) affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. On July 31, 2003, the Company completed another amendment of the Revolver, which among other provisions, allows the Company to retain the higher limitation for franchisee acquisitions in 2003. The Company had letters of credit outstanding under the Revolver of approximately $186.9 million and no working capital borrowings at September 30, 2003.

On February 24, 2003, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $554 million backed by a renewal of the Liquidity Facility, in the amount of $485 million.

On March 18, 2003, the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”) was increased from $250 million to $275 million.

On March 25, 2003, RCFC issued $375 million of asset backed notes (the “2003 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2003 Series Notes are floating rate notes that have a term of four years. In conjunction with the issuance of the 2003 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to fixed rate debt (Note 9).

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

During the third quarter of 2003, existing manufacturer lines of credit totaling $290 million, which are included in other vehicle debt, were renewed at existing capacity levels.

9.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2003, to convert variable interest rates on a total of $900 million in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2007, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $43 million at September 30, 2003, and the Company recorded the related loss of $0.6 million, which is net of income taxes, in comprehensive income for the nine-month period ended September 30, 2003 (Note 10). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $16 million of the existing deferred loss at September 30, 2003 is expected to be reclassified into earnings within the next twelve months.

10.       COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income	$21,364	$21,207	$28,287	$50,880

Interest rate swap adjustment	6,683	(12,816)	(614)	(18,398)
Foreign currency translation adjustment	287	(431)	1,733	(30)

Comprehensive income	$28,334	$7,960	$29,406	$32,452

11.     INCOME TAXES

U.S. operating results are included in the Company's consolidated U.S. income tax returns and as such the Company has established tax provisions separately for U.S. taxable income and Canadian income and losses, for which no income tax benefit was recorded. The Company has provided for income taxes in the U.S. and in Canada based on taxable income or loss and other tax attributes separately for each jurisdiction. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

For the three months and nine months ended September 30, 2003, the effective tax rate of 39.1% and 42.2%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and lower profits or losses relating to DTAG Canada for which no income tax benefit was recorded due to full valuation allowance.

12.     SHARE REPURCHASE PROGRAM

On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock over the next two years in the open market or in privately negotiated transactions. On August 11, 2003, the Company began repurchasing shares and repurchased 82,200 shares during the third quarter of 2003 at an average price of $23.60 per share, totaling $1.9 million.

13.      COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of September 30, 2003, the maximum future payments under these guarantees are $0.4 million with expirations through 2004. As of September 30, 2003, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $0.1 million due to the absence of any fair value at inception of the guarantee and the likelihood of a triggering event is not probable.

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

14.     NEW ACCOUNTING STANDARD

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN 46 were effective immediately for VIE’s created after January 31, 2003 or variable interests obtained after that date. For VIE’s in which the company holds a variable interest acquired before February 1, 2003, the consolidation requirements are effective in the first fiscal year or interim period beginning after December 15, 2003. As a result of the evaluation of the effects that adoption of FIN 46 will have on the Company’s consolidated financial statements, the Company believes that its involvement with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) will qualify Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Thrifty National Ad is a separate entity organized for the purpose of conducting the advertising and promotion programs for the Thrifty Car Rental brand as directed by the Thrifty Car Rental franchisee network and representatives of the Company. The total assets of Thrifty National Ad were approximately $7 million as of September 30, 2003. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on revenues. The Company has not created or obtained an interest in any VIE after January 31, 2003.

15.     SUBSEQUENT EVENTS

On November 1, 2003, the Company acquired its franchised operations in Las Vegas, Nevada, and Hartford, Connecticut. Additionally, the Company agreed to acquire its franchised operations in Memphis, Tennessee effective in December, 2003.

******

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following table sets forth the percentage of total revenues in the Company's condensed consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Percentage of Revenue)
Revenues:
Vehicle rentals	83.3%	79.4%	81.2%	79.7%
Vehicle leasing	11.3	15.6	13.0	14.5
Fees and services	4.2	4.6	4.7	5.0
Other	1.2	0.4	1.1	0.8

Total revenues	100.0	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	40.0	36.4	38.8	36.2
Vehicle depreciation and lease charges, net	29.9	32.5	33.4	31.1
Selling, general and administrative	14.0	13.0	15.3	15.2
Interest expense, net of interest income	6.6	8.0	7.2	8.0

Total costs and expenses	90.5	89.9	94.7	90.5

Income before income taxes	9.5	10.1	5.3	9.5

Income tax expense	3.7	3.8	2.2	3.7

Net income	5.8%	6.3%	3.1%	5.8%

The following table sets forth certain selected operating data of the Company:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

U.S. and Canada	2003	2002	2003	2002

Vehicle Rental Data: (includes new stores)
(Company-Owned Stores)

Average number of vehicles operated	94,335	80,968	79,752	71,354
Number of rental days	7,391,000	6,266,441	18,268,664	16,334,496
Average revenue per day	$41.77	$42.77	$41.10	$43.07
Monthly average revenue per vehicle	$1,091	$1,103	$1,046	$1,095

Vehicle Rental Data: (excludes new stores)
(Company-Owned Stores)

Average number of vehicles operated	86,153	80,968	73,813	71,354
Number of rental days	6,775,193	6,266,441	16,941,774	16,334,496

Vehicle Leasing Data:

Average number of vehicles leased	30,659	37,695	29,663	31,238
Monthly average revenue per vehicle	$455	$466	$451	$455

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

           During the third quarter, the travel industry experienced improving trends. Airline traffic trends for the third quarter declined by only 2.6% compared to the third quarter of the prior year, an improvement over the 5.4% decline experienced during the second quarter of 2003. Year over year rental rate trends for the Company were also down 2.3% during the third quarter compared to the third quarter of the prior year, an improvement over the 5.9% decline experienced during the second quarter of 2003.

           Revenues

           Total revenues for the quarter ended September 30, 2003 increased $32.8 million, or 9.7%, to $370.5 million compared to the third quarter of 2002. The increase in total revenue was primarily due to a 15.2% increase in vehicle rental revenue, partially offset by a decrease in vehicle leasing revenue of 20.5%.

           The Company’s vehicle rental revenue for the third quarter of 2003 was $308.7 million, a $40.7 million increase from the third quarter of 2002. The increase in vehicle rental revenue was the result of a 17.9% increase in rental days, partially offset by a 2.3% decrease in revenue per day. The growth in rental days resulted from operating new locations, certain of which were previously franchised, which accounted for a 9.8% increase. Additionally, rental days on a same store basis increased 8.1%.

           Vehicle leasing revenue for the third quarter of 2003 was $41.9 million, a $10.8 million decrease from the third quarter of 2002. This decline was due to an 18.7% decline in the average lease fleet related to fewer vehicles leased to franchisees, partially due to the shift of several locations from franchised operations to corporate operations, coupled with a 2.4% decline in the average lease rate.

           Fees and services revenue decreased 0.2% to $15.4 million as compared to the third quarter of 2002. This decline was primarily related to the shift of several locations from franchised operations to corporate operations totaling approximately $1.0 million, offset by increased revenue from existing franchisees.

           Other revenue for the third quarter of 2003 was $4.5 million, a $2.9 million increase from the third quarter of 2002. This increase primarily relates to a $3.5 million increase in the fair market value of investments designated to fund the Company’s deferred compensation and retirement plans. The revenue related to mark to market valuation of these investments is offset by corresponding amounts in selling, general and administrative expense, thus, having no impact on net income.

          Expenses

           Total expenses increased 10.4% from $303.6 million in the third quarter of 2002 to $335.4 million in the third quarter of 2003. Total expenses as a percentage of revenue increased to 90.5% in the third quarter of 2003 from 89.9% in the third quarter of 2002.

           Direct vehicle and operating expenses for the third quarter of 2003 increased $25.2 million, or 20.5%, over the third quarter of 2002. The increase in costs related primarily to higher fleet and transaction levels partially due to the operation of additional corporate stores. Direct vehicle and operating expenses were 40.0% of revenue in the third quarter of 2003 compared to 36.4% of revenue in the third quarter of 2002.

           Net vehicle depreciation expense and lease charges increased $1.0 million, or 0.9%, in the third quarter of 2003 as compared to the third quarter of 2002. Net vehicle losses on the disposal of non-program vehicles were $1.7 million for the third quarter of 2003, compared to losses of $1.0 million for the third quarter of 2002. Vehicle depreciation expense increased $0.7 million, or 0.6%, due to a 5.6% increase in depreciable fleet partially offset by a 5.0% decrease in the average depreciation rate. Lease charges, for vehicles leased from third parties, decreased $0.4 million to $2.1 million for the third quarter of 2003, due to a decrease in the number of vehicles leased. Net vehicle depreciation and lease charges were 29.9% of revenue in the third quarter of 2003 compared to 32.5% of revenue in the third quarter of 2002.

           Selling, general and administrative expenses of $51.7 million for the third quarter of 2003 increased 18.0% from $43.8 million in the third quarter of 2002. This increase was due primarily to a $3.5 million increase in the Company’s deferred compensation and retirement plan expense attributable to the increase in the mark to market valuation of the corresponding investments, an increase of $1.2 million in sales and marketing costs and a $1.8 million increase in expenses relating to performance based compensation plans during the quarter. The remaining $1.4 million increase relates to various general and administrative activities, including information technology system efforts. Selling, general and administrative expenses were 14.0% of revenue in the third quarter of 2003 compared to 13.0% of revenue in the third quarter of 2002.

           Net interest expense decreased $2.3 million, or 8.5%, to $24.8 million due to lower interest rates in the third quarter of 2003 as compared to the third quarter of 2002, partially offset by an increase in average vehicle debt. Net interest expense was 6.6% of revenue in the third quarter of 2003 compared to 8.0% of revenue in the third quarter of 2002.

           The effective tax rate for the third quarter of 2003 was 39.1% compared to 37.7% for the third quarter of 2002. This increase in the effective tax rate was due primarily to changes in the relationship of U.S. and Canadian pretax income year over year. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, on a consolidated basis, no income tax benefit is recorded for forecasted calendar year Canadian losses in 2003 coupled with an expected unused loss carryover, thus, increasing the consolidated effective tax rate.

           Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

          Operating Results

           Income before income taxes increased $1.1 million, or 3.1%, to $35.1 million for the third quarter of 2003.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

          Revenues

           Total revenues for the nine months ended September 30, 2003 increased $42.1 million, or 4.8%, to $925.0 million compared to the nine months ended September 30, 2002. The growth in total revenue was primarily due to an increase in vehicle rental revenue of 6.7%, partially offset by a decrease in vehicle leasing revenue of 5.8%.

           The Company’s vehicle rental revenue for the nine months ended September 30, 2003 was $750.8 million, a $47.3 million increase from the nine months ended September 30, 2002. The increase in vehicle rental revenue was the result of an 11.8% increase in rental days, partially offset by a 4.6% decrease in revenue per day. The growth in rental days resulted from operating new locations, certain of which were previously franchised, which accounted for an 8.1% increase. Additionally, rental days on a same store basis increased 3.7%.

           Vehicle leasing revenue for the nine months ended September 30, 2003 was $120.5 million, a $7.4 million decrease from the nine months ended September 30, 2002. This decline was due to a 5.0% decrease in the average lease fleet related to fewer vehicles leased to franchisees, partially due to the shift of several locations from franchised operations to corporate operations, coupled with a 0.9% decline in the average lease rate.

           Fees and services revenue decreased 1.5% to $43.2 million as compared to the nine months ended September 30, 2002, primarily related to the shift of several locations from franchised operations to corporate operations totaling approximately $2.0 million, partially offset by increased revenue from existing franchisees.

           Other revenue was $10.5 million for the nine months ended September 30, 2003, up $3.0 million from the same period last year. This increase primarily relates to a $2.9 million increase in the fair market value of investments designated to fund the Company’s deferred compensation and retirement plans. The revenue related to mark to market valuation of these investments is offset by corresponding amounts in selling, general and administrative expense, thus, having no impact on net income.

          Expenses

           Total expenses increased 9.6% from $799.1 million for the nine months ended September 30, 2002 to $876.1 million for the nine months ended September 30, 2003. Total expenses as a percentage of revenue increased to 94.7% in 2003 from 90.5% in 2002.

           Direct vehicle and operating expenses for the nine months ended September 30, 2003 increased $39.2 million, or 12.3%, compared to the nine months ended September 30, 2002. The increase in costs related primarily to higher fleet and transaction levels, partially related to the operation of additional corporate stores. Direct vehicle and operating expenses were 38.8% of revenue for the nine months ended September 30, 2003 compared to 36.2% of revenue for the nine months ended September 30, 2002.

           Net vehicle depreciation expense and lease charges increased $34.5 million, or 12.6%, in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Vehicle depreciation expense increased $22.5 million, or 8.1%, primarily due to a 7.5% increase in depreciable fleet. Net vehicle losses on the disposal of non-program vehicles were $2.7 million for the nine months ended September 30, 2003, compared to net vehicle gains of $10.4 million for the nine months ended September 30, 2002. Lease charges, for vehicles leased from third parties, decreased $1.1 million due to a decrease in the number of vehicles leased in the nine months ended September 30, 2003. Net vehicle depreciation and lease charges were 33.4% of revenue for the nine months ended September 30, 2003 compared to 31.1% of revenue for the nine months ended September 30, 2002.

           Selling, general and administrative expenses of $141.5 million for the nine months ended September 30, 2003 increased 5.2% from $134.4 million for the nine months ended September 30, 2002. This increase was due to a $2.9 million increase in the Company’s deferred compensation and retirement plan expense attributable to the increase in the mark to market valuation of the corresponding investments, an increase of $2.8 million in sales and marketing costs, partially offset by lower personnel related expense of $2.0 million due primarily to lower incentive compensation accruals. The remaining $3.4 million increase relates to various general and administrative activities, including information technology system efforts. Selling, general and administrative expenses were 15.3% of revenue for the nine months ended September 30, 2003 compared to 15.2% of revenue for the nine months ended September 30, 2002.

           Net interest expense decreased $3.8 million, or 5.4%, to $66.5 million in the nine months ended September 30, 2003 primarily due to lower interest rates, partially offset by an increase in average vehicle debt. Net interest expense was 7.2% of revenue for the nine months ended September 30, 2003 compared to 8.0% of revenue for the nine months ended September 30, 2002.

           The effective tax rate for the nine month period ended September 30, 2003 was 42.2% compared to 39.3% for the nine month period ended September 30, 2002. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, on a consolidated basis, no income tax benefit is recorded for forecasted calendar year Canadian losses in 2003 coupled with an expected unused loss carryover, thus, increasing the consolidated effective tax rate.

          Operating Results

           Income before income taxes decreased $34.9 million, or 41.6%, to $49.0 million for the first nine months of 2003.

Outlook

           Economic indicators are generally positive, pointing to an improving U.S. economy and increased travel demand in 2004. Pricing trends are improving, although still challenging with rental rates still below prior year levels.

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

           The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $501.9 million for the nine months ended September 30, 2003, is primarily the result of net income, adjusted for depreciation and reduced receivable balances. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

           The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future, including the acceleration of franchisee acquisitions relating to the Company’s new corporate strategy and the Company’s stock repurchase program of up to $30 million over the next two years. A significant portion of the secured vehicle financing consists of asset backed notes. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing. The Company, like the rental car industry, has experienced increases during the last year in the level of credit enhancement or additional collateral required for new asset backed notes, the Conduit Facility and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

           Cash used in investing activities was $831.2 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.8 billion, partially offset by $2.0 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for the purchase of non-vehicle capital expenditures of $12.7 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also acquired the franchised operations of its Hawaii, Manchester, Atlanta, Houston, Miami, Ft. Lauderdale, West Palm Beach, Florida, and Ontario, California, franchisees in the U.S. and the Edmonton franchisee in Canada of the Thrifty brand and the master franchise rights of the Dollar brand in Canada during the first nine months of 2003, which totaled $29.6 million in use of cash. These expenditures were financed with cash provided from operations. At September 30, 2003, restricted cash and investments totaled $410.6 million, increasing $75.8 million during the nine months ended September 30, 2003. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program, the Like-Kind Exchange Program and provide collateral for interest rate swap agreements relating to asset backed notes.

           Cash received in financing activities was $327.6 million primarily due to the issuance of $375 million in asset backed notes in March 2003, a $90 million increase in commercial paper issued, the increase of $25 million under the Conduit Facility and a net increase of $72 million in borrowings under the Canadian fleet securitization partnership program, partially offset by the maturity of asset backed notes totaling $230 million.

           On July 30, 2003, the Company announced that its Board of Directors had authorized up to $30 million to repurchase the Company’s shares over a two-year period. During the nine months ended September 30, 2003, the Company repurchased 82,200 shares of common stock at an average price of $23.60 per share totaling approximately $1.9 million.

           The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At September 30, 2003, the insurance companies had issued approximately $43.7 million in bonds to secure these obligations.

          Asset Backed Notes

           The asset backed note program at September 30, 2003 was comprised of $1.52 billion in asset backed notes with maturities ranging from 2003 to 2007. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.34 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $186.1 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%.

          Conduit Facility

           In March 2003, an existing bank increased its commitment in the Conduit Facility, raising the capacity to $275 million, which was fully utilized, at September 30, 2003.

          Commercial Paper Program and Liquidity Facility

           Effective February 24, 2003, the Commercial Paper Program was renewed for another 364-day period at a maximum size of $554 million, backed by a renewal of the Liquidity Facility in the amount of $485 million. The Commercial Paper Program and the Liquidity Facility are renewable annually. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest based on market-dictated commercial paper rates. At September 30, 2003, the Company had $397.7 million in commercial paper outstanding.

          Vehicle Debt and Obligations

           Vehicle manufacturer and bank lines of credit provided $400.6 million in capacity at September 30, 2003. The Company had $253.6 million in borrowings outstanding under these lines at September 30, 2003. All lines of credit are primarily collateralized by the related vehicles.

           The Company has financed its Canadian vehicle fleet through a five-year fleet securitization partnership program, which began in February 1999. This program was amended in May 2003, increasing the vehicle financing up to CND$200 million funded through a bank commercial paper conduit and extending the expiration date of the program through December 31, 2004. At September 30, 2003, the Company had approximately CND$176.5 million (US$130.8 million) funded under this program.

          Revolving Credit Facility

           The Company has a $215 million five-year, senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires in August 2005. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. Working capital borrowings under the Revolving Credit Facility are limited to $70 million. In March 2003, the Company completed an amendment affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. On July 31, 2003, the Company completed another amendment of the Revolving Credit Facility, which among other provisions, allows the Company to retain the higher limitation for franchisee acquisitions in 2003. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $186.9 million and no working capital borrowings at September 30, 2003.

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

           In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The consolidation requirements of FIN 46 were effective immediately for VIE’s created after January 31, 2003 or variable interests obtained after that date. For VIE’s in which the company holds a variable interest acquired before February 1, 2003, the consolidation requirements are effective in the first fiscal year or interim period beginning after December 15, 2003. As a result of the evaluation of the effects that adoption of FIN 46 will have on the Company’s consolidated financial statements, the Company believes that its involvement with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) will qualify Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Thrifty National Ad is a separate entity organized for the purpose of conducting the advertising and promotion programs for the Thrifty Car Rental brand as directed by the Thrifty Car Rental franchisee network and representatives of the Company. The total assets of Thrifty National Ad were approximately $7 million as of September 30, 2003. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on revenues. The Company has not created or obtained an interest in any VIE after January 31, 2003.

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

           At September 30, 2003, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2002, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 9 to the condensed consolidated financial statements.

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

ITEM 5.	OTHER INFORMATION

           The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 21, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit	3.2	By-Laws of DTG, as amended and restated, which were approved by the DTG Board of Directors on September 25, 2003 and became effective October 1, 2003

Exhibit	4.105	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 31, 2003 among DTG, DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston

Exhibit	10.31	Fifth Amendment to Employment Continuation Plan for Key Employees, which became effective October 1, 2003

Exhibit	10.32	Letter agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG

Exhibit	15.11	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit	31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32.3	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	32.4	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

During the quarterly period ended September 30, 2003, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated July 30, 2003, included press release reporting the financial results of the Company for the quarter ended June 30, 2003.

Current report on Form 8-K dated September 26, 2003, included press release announcing changes in key leadership positions at Dollar Thrifty Automotive Group, Inc.

Current report on Form 8-K dated October 29, 2003, included press release reporting the financial results of the Company for the quarter ended September 30, 2003.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Tulsa, Oklahoma, on November 12, 2003.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ GARY L. PAXTON

Name:	Gary L. Paxton
Title:	President, Chief Executive Officer and Principal Executive Officer

By:	/s/ STEVEN B. HILDEBRAND

Name:	Steven B. Hildebrand
Title:	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer