Form 10-K/A
period 2002-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2003-12-18
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

FORM 10-K/A

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

EXPLANATORY NOTE

        In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing an amendment on Form 10-K/A in response to comments received from the Staff of the Securities and Exchange Commission regarding our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that was originally filed on March 18, 2003 (the “Annual Report”).

        The specific items amended in the Annual Report are Items 6, 7, 7A and 8 of Part II and Item 15 of Part IV. The changes to Items 6, 7, 7A and 8 delete system-wide vehicle rental revenue from Selected Financial Data, provide additional information in Management’s Discussion and Analysis of Financial Condition and Results of Operations, revise disclosures related to interest rate swaps in the Quantitative and Qualitative Disclosures about Market Risk and provide additional disclosures in the footnotes to the Consolidated Financial Statements. The Exhibit Index in Item 15 is amended to reflect the inclusion of updated certifications of certain executive officers and consent letter from Deloitte & Touche LLP. Please note that we are not restating our financial statements included in the Annual Report.

        This Form 10-K/A does not reflect events occurring subsequent to the filing of the original Form 10-K.

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

        In December 2002, the Company announced a new corporate structure which became effective on January 1, 2003. This new structure realigns the Company from a brand structure to a functional structure, combining the management of operations and administrative functions for both Dollar and Thrifty brands. This new structure will facilitate additional cost savings and synergies between the two brands and provide a platform for cost avoidance going forward. During 2002, the Company recognized $0.8 million in severance costs for employees affected by the planned discontinued activities and $1.9 million to write-off obsolete software as a result of implementing the new corporate structure. Management believes that any additional costs to be incurred in 2003 relating to this new corporate structure will be primarily offset by cost savings and therefore is not anticipating any significant cash requirements for the new corporate structure.

        The Company is also pursuing an opportunity for internal growth by acquiring certain franchisee locations, generally in the 75 largest volume airports in the U.S. and Canada, or locations where the Company already operates one of its brands corporately and it believes synergies could be achieved by having both brands represented. When the Company acquires a franchised location, certain revenues and expenses are impacted in the consolidated statements of income. The Company will reflect higher vehicle rental revenue and generally a reduction in fees and services revenue and vehicle leasing revenue, which is dependent on the extent to which the acquired franchisee leased vehicles from the Company through its leasing program. The Company will also experience increased direct vehicle and operating expenses and selling, general and administrative expenses. Vehicle depreciation and lease charges, net and interest expense, net, will increase to the extent the Company adds revenue-earning vehicles to the fleet.

        As with most companies, the Company must exercise judgment in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company may self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The obligation for public liability and property damage represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company's risk retention level. The Company records public liability and property damage expense on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on the services of an independent third party actuary and internal analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible, but the potential volatility of these estimates is reduced due to the frequency of internal reviews and reviews by the third party actuary and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 75% to 80% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 20% to 25% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition and the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is 8 to 10 months and the Company has generally experienced gains on disposal. However, recent declines in used car market prices have resulted in a corresponding decline in these gains. Many factors affect the market value of used cars including increasing use of incentives and zero-percent financing by automobile manufacturers for new vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market.

Bad debt expense – The Company maintains an allowance for doubtful accounts and charges bad debt expense for estimated losses resulting from the inability of franchisees to make required payments. Management reviews monthly the individual accounts of franchisees with past due balances to determine the likelihood of collectibility and the amount of bad debt expense, if any, required for a particular franchisee. Factors considered include the aging and magnitude of past due amounts, the franchisees’ operating and credit history, market conditions, operating plan and available collateral. The Company records a reserve for the potential amounts owed by its franchisees that will not be collected when the amount of the loss is probable and can be reasonably estimated. Accounts are typically charged off at the point the Company reaches settlement or no longer pursues collection. The likelihood that results may materially differ from amounts estimated is possible due to circumstances outside the franchisees’ or the Company’s control with respect to economic, industry or other external conditions.

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

        The Company’s vehicle rental revenue for 2002 was $897.4 million, a 9.2% increase from 2001. This increase was due primarily to a $51.4 million increase at Thrifty and a $24.1 million increase at Dollar. The rental revenue growth at Thrifty was the result of a shift of several locations from franchised operations to corporate operations totaling $50.0 million with the remaining $1.4 million attributable to growth in existing corporate stores. The increase in vehicle rental revenue at Dollar was the result of a 7.5% increase in revenue per day totaling $54.6 million, partially offset by a 4.0% decrease in rental days totaling $30.5 million.

        Vehicle leasing revenue for 2002 was $168.8 million, a 4.1% increase from 2001. This increase in vehicle leasing revenue reflects an increase of $14.5 million in Thrifty’s leasing revenue and a decrease of $7.9 million in Dollar’s leasing revenue. The overall increase was primarily due to strong growth in Thrifty franchisee leasing volume totaling $31.9 million partially offset by the impact of shifting several locations from franchised operations to corporate operations at both Dollar and Thrifty, which totaled $22.7 million and by a decline of $2.6 million caused by other changes in rate and volume.

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

        Direct vehicle and operating expenses for 2002 increased $14.0 million, or 3.6%, comprised of a $13.7 million increase at Thrifty and a $0.3 million increase at Dollar. The increase was due to higher costs associated with operating additional corporate stores, costs associated with higher depreciable fleet and transaction levels and higher insurance costs. During 2002, the Company experienced significant increases in quoted market premiums for renewal of its third party insurance coverage resulting from general insurance and industry trends. The Company determined it to be more cost effective to increase its retention of risk of loss for public liability and property damage claims in various amounts up to $1 million per occurrence. This resulted in an increase in self insurance costs of $29.7 million. In addition, insurance premiums correspondingly decreased by $17.9 million due to the Company no longer acquiring third party insurance coverage on claims up to $1 million per occurrence. The Company will continue to evaluate the cost of insurance against retained risk when renewing its various insurance coverages. Bad debt expenses were lower by $13.5 million in 2002 versus 2001 due to improved financial performance of franchisees as a result of improved industry pricing in 2002 and the negative impact of the terrorist attacks on the collectibility of franchisee receivables in 2001, resulting in higher bad debt expense. Other costs associated with the operation of additional corporate stores and higher depreciable fleet and transaction levels increased by $15.7 million. Direct vehicle and operating expenses were 35.6% of revenue for 2002, compared to 37.1% of revenue for 2001.

        Net vehicle depreciation expense and lease charges for 2002 increased $14.9 million, or 4.1%, from 2001 consisting of a $28.3 million increase at Thrifty and a $13.4 million decrease at Dollar. Net vehicle depreciation expense increased $24.1 million, or 6.7%, due to a 4.9% increase in depreciable fleet and a 1.7% increase in the average depreciation rate at both Dollar and Thrifty. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $10.2 million in 2002 and $13.8 million in 2001. Lease charges for vehicles leased from third parties decreased $12.8 million primarily due to fewer vehicles leased during 2002. Net vehicle depreciation and lease charges were 33.6% of revenue for 2002, compared to 34.8% of revenue for 2001.

        Selling, general and administrative expenses of $177.6 million for 2002 increased from $169.6 million in 2001, comprised primarily of a $6.9 million increase at Thrifty and a $0.6 million increase at Dollar. The higher selling, general and administrative costs were related to bonus and profit sharing expenses in 2002 totaling $10.1 million that were not incurred in 2001 due to weak economic conditions and the impact of September 11. The Company also incurred higher costs of $5.1 million attributable to performance share, deferred compensation and 401(k) plans which were offset by lower salary expense due to employee reductions at corporate headquarters in late 2001. In addition, costs associated with the implementation of the new corporate structure in 2002 include a $1.9 million write-off of software costs that were obsolete as a result of implementing the new corporate structure, severance costs for personnel affected by the announced terminations totaling $0.8 million, expenses incurred for communication with franchisees and corporate operations and training for employees relating to realignment of responsibilities. The increased costs discussed above were offset by overall reductions in various selling, general and administrative categories that individually were not significant totaling $4.8 million. Selling, general and administrative expenses were 15.7% of revenue for 2002, compared to 16.2% of revenue for 2001.

        Net interest expense increased $1.1 million, or 1.1%, to $93.4 million in 2002 primarily due to higher average vehicle debt, partially offset by lower interest rates. Net interest expense was 8.3% of revenue for 2002, compared to 8.8% of revenue for 2001.

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

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        The Company’s operating results were negatively impacted in 2001 by the slowing U.S. economy, weaker rental car pricing and the dramatic impact on travel in the aftermath of the September 11 terrorist attacks. In addition to the decline in revenue caused by decreased volume and pricing, the Company experienced lower vehicle utilization, higher bad debt expenses associated with its franchisees, and incurred other expenses associated with right-sizing its cost structure, particularly following September 11, which included severance costs associated with employee reductions and increased costs related to accelerated vehicle returns associated with matching fleet levels to reduced demand.

        Revenues

        Total revenues for the year ended December 31, 2001 decreased $64.2 million, or 5.8%, to $1.050 billion compared to $1.114 billion in 2000. The decline in total revenues was due to decreases in leasing revenue of 18.4%, fees and services revenue of 8.4% and rental revenue of 2.7%.

        The Company’s vehicle rental revenue for 2001 was $821.8 million, a 2.7% decrease from 2000. This decrease was due primarily to a $45.6 million decrease at Dollar, partially offset by a $22.8 million increase at Thrifty. The decline in vehicle rental revenue at Dollar was the result of a 1.5% decrease in rental days totaling $12.1 million combined with a 4.2% decrease in revenue per day totaling $33.5 million. The rental revenue growth at Thrifty was the result of a shift of several locations from franchised operations to corporate operations.

        Vehicle leasing revenue for 2001 was $162.2 million, an 18.4% decrease from 2000. This decrease in vehicle leasing revenue reflects a decrease of $30.5 million, or 17.6%, in Thrifty’s leasing revenue and a decrease of $6.0 million, or 23.9% in Dollar’s leasing revenue. This decrease was primarily due to a 15.3% decline in the average lease fleet, reducing revenue by $30.4 million, combined with a 3.6% decline in the average lease rate reducing revenue by $6.1 million. The decline in the average lease fleet includes the impact of shifting locations from franchised to corporate operations resulting in $15.1 million lower revenue and to a shift of vehicles provided to certain franchisees under capital leases which resulted in $6.0 million lower revenue.

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

        Direct vehicle and operating expenses for 2001 increased $43.8 million, or 12.7%, comprised of a $18.8 million increase at Dollar and a $25.0 million increase at Thrifty. The increase at Dollar was due to an increase of $12.3 million in insurance costs, including a $6.3 million increase in premiums and the effects of a favorable adjustment to insurance reserves recorded in 2000 for $5.1 million. The favorable adjustment was due to improved claims experience in the settlement of existing claims as reflected in an independent actuary’s reserve estimate. The remaining $6.5 million increase at Dollar resulted primarily from vehicle-related expenses, including costs related to accelerated vehicle returns in right-sizing the cost structure, and to costs associated with operating additional corporate stores. At Thrifty, bad debt expense increased $10.6 million due to a slowing U.S. economy, weaker rental car pricing and the dramatic impact on travel in the aftermath of the September 11 terrorist attacks. The remaining $14.4 million was due primarily to higher costs related to the operation of additional corporate stores that were previously operated by franchisees. Direct vehicle and operating expenses were 37.1% of revenue for 2001, compared to 31.1% of revenue for 2000.

        Net vehicle depreciation expense and lease charges for 2001 increased $25.4 million, or 7.5%, from 2000 consisting of a $21.8 million increase at Dollar and a $3.6 million increase at Thrifty. Net vehicle depreciation expense increased $20.7 million, or 6.1%, due to a 7.6% increase in the average depreciation rate at both Dollar and Thrifty, partially offset by a 1.4% decrease in depreciable fleet. The disposition of Non-Program Vehicles resulted in net vehicle gains of $13.8 million in 2001 and $26.1 million in 2000. Lease charges for vehicles leased from third parties decreased $7.6 million due to fewer vehicles leased during 2001. Net vehicle depreciation and lease charges were 34.8% of revenue for 2001, compared to 30.6% of revenue for 2000.

        Selling, general and administrative expenses of $169.6 million for 2001 decreased from $187.7 million in 2000, comprised primarily of a $17.5 million decrease at Dollar and a $0.1 million decrease at Thrifty. The lower costs were due to lower personnel related costs totaling $10.7 million, including a reduction of $11.0 million for expenses relating to bonus and profit sharing, deferred compensation and performance share plans, partially offset by $2.5 million in severance costs incurred by the Company in 2001 associated with reductions of headquarters personnel following September 11. In addition the Company had lower sales and marketing costs of $6.5 million and lower other administrative costs in 2001 totaling $0.9 million. Selling, general and administrative expenses were 16.2% of revenue for 2001, compared to 16.8 % of revenue for 2000.

        Net interest expense decreased $5.3 million, or 5.5% to $92.4 million in 2001 primarily due to lower interest rates, partially offset by higher average vehicle debt. Net interest expense was 8.8% of revenue for 2001 and 2000.

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

        Cash used in investing activities was $1.2 billion. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.4 billion ($1.9 billion at Dollar and $1.5 billion at Thrifty), which was partially offset by $2.5 billion ($1.5 billion at Dollar and $1.0 billion at Thrifty) in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the fourth quarter when rental demand is at a seasonal low. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $11.4 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $35 million in 2003. In addition, the Company will pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. The Company evaluates franchise operations which it is interested in operating corporately. These operations generally relate to locations in the 75 largest volume airports in the U.S. and Canada or locations where the Company already operates one of its brands corporately and it believes synergies could be achieved by having both brands represented. Future franchisee acquisition expenditures are expected to be financed with cash provided from operations.

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (refer to Item 8., Note 10 to the consolidated financial statements). All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations. The fair value of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counter parties.

Expected Maturity Dates as of December 31, 2002	2003	2004	2005	2006	Total	Fair Value December 31, 2002

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$805,875	$-	$477,802	$233,333	$1,517,010	$1,516,424

Weighted Average interest rates	2.45%	-	4.33%	4.90%

Vehicle debt and obligations - fixed rates	$251,095	$269,036	$126,079	-	$646,210	$661,655

Weighted Average interest rates	6.40%	6.22%	6.67%	-

Vehicle debt and obligations - Canadian dollar denominated	$61,818	$-	$-	$-	$61,818	$61,818

Weighted Average interest rates	3.11%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$-	$-	$291,667	$233,333	$525,000	$566,988
Average pay rate			5.28%	6.04%
Average receive rate			3.72%	4.40%

(1)  Floating rate vehicle debt and obligations include the $350 million Series 2001 Notes and $175 million relating to the Series 2002 Notes swapped from floating interest rates to fixed interest rates.

Expected Maturity Dates as of December 31, 2001	2002	2003	2004	2005	2006	Total	Fair Value December 31, 2001

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$260,031	$22,269	$-	$127,802	$233,333	$643,435	$643,204

Weighted Average interest rates	3.05%	5.57%	-	6.75%	6.80%

Vehicle debt and obligations - fixed rates	$171,786	$251,200	$269,092	$126,079	$-	$818,157	$834,914

Weighted Average interest rates	6.46%	6.40%	6.22%	6.67%	-

Vehicle debt and obligations - Canadian dollar denominated	$55,651	$-	$-	$-	$-	$55,651	$55,651

Weighted Average interest rates	2.83%	-	-	-	-

Interest Rate Swaps:

Variable to Fixed	$-	$-	$-	$116,667	$233,333	$350,000	$361,264
Average pay rate				6.04%	6.04%
Average receive rate				6.20%	6.30%

(1)  Floating rate vehicle debt and obligations include the $350 million Series 2001 Notes swapped from a floating interest rate to a fixed interest rate.

        Interest rate sensitivity – Based on the Company’s level of floating rate debt, including Canadian floating rate vehicle debt, at December 31, 2002 and 2001, a 50 basis point fluctuation in interest rates would have an approximate $8.0 million and $3.5 million impact on the Company’s expected results of operations for each respective year. In 2002 the Company has higher floating rate debt and higher restricted cash levels due to the implementation of the Like-Kind Exchange Program (see Liquidity and Capital Resources), thus, impacting the Company’s sensitivity to floating rate debt.

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

/s/ DELOITTE & TOUCHE LLP

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

Financing Issue Costs - Financing issue costs related to vehicle debt and the Revolving Credit Facility are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

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

Income Statement Presentation - The Company has not separately disclosed the costs and expenses related to its Company-owned and franchised operations that correspond with the Company’s revenue-generating activities such as vehicle rental and vehicle leasing reflected in the Consolidated Statements of Income since certain of such costs and expenses have not been separately identified in the Company’s financial systems and it is not practicable to separate or disclose them in a reasonable and consistent manner.

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

Thrifty’s primary advertising is conducted by an unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) in which Thrifty has no ownership or control. Thrifty made payments of $4,154,000, $3,447,000 and $2,983,000 in 2002, 2001 and 2000, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services such as information technology and accounting services, totaling $2,565,000, $2,757,000 and $2,647,000 during 2002, 2001 and 2000, respectively, which are recorded as offsets to selling, general and administrative expense. The scope and related charges for these services are negotiated on an annual basis between the Company’s management and designated franchisee members of Thrifty National Ad.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance shares, in each period presented (in thousands):

	December 31,

	2002	2001	2000

Net income, as reported	$46,831	$13,837	$78,009

Add: compensation expense related to performance shares included in reported net income, net of related tax effects	1,533	-	376

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance shares determined under fair value-based method for all awards, net of related tax effects	(4,207)	(2,286)	(2,917)

Pro forma net income	$44,157	$11,551	$75,468

Earnings per share:
Basic, as reported	$1.93	$0.57	$3.23

Basic, pro forma	$1.82	$0.48	$3.12

Diluted, as reported	$1.88	$0.57	$3.18

Diluted, pro forma	$1.77	$0.47	$3.08

	December 31,

	2002	2001	2000

Risk-free interest rate	4.46%	4.33%	5.96%

Expected volatility	54.57%	56.43%	37.50%

Weighted-average expected life of awards	5 years	6 years	5 years

Dividend payments	-	-	-

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 is not expected to have a material effect on the consolidated financial statements of the Company.

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

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 4). Additionally, the Company receives promotional payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts are reflected as offsets to direct vehicle and operating expense in the statements of income. Promotional payments are primarily amortized on the straight-line basis over the respective model year to which the promotional payments relate and are recorded in Due from DaimlerChrysler as earned. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments received from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $559,696,000, $474,602,000 and $395,694,000 in 2002, 2001 and 2000, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $80,197,000, $78,749,000 and $81,222,000 in 2002, 2001 and 2000, respectively, which are included in Due from DaimlerChrysler within Receivables, net on the balance sheet.

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

The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $12.8750	954	7.83	$11.13	524	$10.87
$15.25 - $19.6875	1,023	7.35	19.21	815	19.18
$20.50 - $23.90	1,048	5.34	20.75	1,006	20.65

$10.50 - $23.90	3,025	6.81	$17.20	2,345	$17.96

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

Vehicle Debt and Obligations - The fair value of floating-rate debt, which includes amounts subject to an interest rate swap from floating-rate debt to fixed-rate debt, approximates the carrying value as these instruments are at current market interest rates. At December 31, 2002, the fair value of the asset backed notes with fixed interest rates was greater than the carrying value by approximately $15,445,000.

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

In addition to the letters of credit described in Note 9, the Company had letters of credit totaling $3,021,000 and $1,741,000 at December 31, 2002 and 2001, respectively. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of December 31, 2002 and 2001, respectively, these guarantee obligations totaled $995,000 and $862,000 with expiration dates through 2004 and 2002, respectively.

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

Operating income in the table above represents pre-tax income before interest and goodwill amortization in 2001.

During the fourth quarter of 2002, the Company announced its new corporate operating structure, which included severance costs of approximately $0.8 million for personnel in locations where operations would cease, fees relating to amending the Company’s Revolving Credit Facility of $0.6 million and additional costs for communication with franchisees and corporate operations and training for employees relating to realignment of responsibilities which approximates $0.5 million. Additionally, as a result of the change in structure, the Company recorded a $1.9 million write-off of certain software, which will not be utilized.

During the fourth quarter of 2001, the Company’s financial results were significantly impacted from reduced air travel following the terrorist attacks of September 11, thus, negatively impacting the Company’s revenues. In addition to reduced revenues, the Company experienced additional costs and expenses relating to a reduction in personnel of approximately $2.5 million, fees relating to amending the Company’s Revolving Credit Facility of $1.0 million and increased vehicle costs for reducing the fleet levels to match the significant decline in consumer demand.

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

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Year	Income	Deductions	Year
	(In Thousands)

2002

Allowance for doubtful accounts	$24,255	$8,258	$(12,984)	$19,529

Public liability and property damage	$23,139	$34,548	$(18,181)	$39,506

Valuation allowance for deferred tax assets	$10,027	$(669)	$-	$9,358

2001

Allowance for doubtful accounts	$25,428	$21,790	$(22,963)	$24,255

Public liability and property damage	$35,369	$4,868	$(17,098)	$23,139

Valuation allowance for deferred tax assets	$9,955	$72	$-	$10,027

2000

Allowance for doubtful accounts	$17,768	$11,925	$(4,265)	$25,428

Public liability and property damage	$58,783	$(2,770)	$(20,644)	$35,369

Valuation allowance for deferred tax assets	$9,990	$(35)	$-	$9,955

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2002, 2001 and 2000 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

23.20	Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8 Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800

31.5	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.5	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2003	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ STEVEN B. HILDEBRAND
Name:	Steven B. Hildebrand
Title:	Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

23.20	Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8 Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800

31.5	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.5	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.6	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002