Form 10-K
period 2003-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2004-03-12
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $451,105,059.

     The number of shares outstanding of the registrant’s Common Stock as of February 27, 2004 was 25,253,410.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2004, are incorporated by reference in Parts II and III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	68

SIGNATURES		84

INDEX TO EXHIBITS		85

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        Some of the statements contained herein under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where our companies’ customers reside and where our companies and their franchisees operate; airline travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

ITEM 1.	BUSINESS

Company Overview

        General

        Dollar Thrifty Automotive Group, Inc., a Delaware corporation ("DTG"), owns DTG Operations, Inc. ("DTG Operations"), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. ("Thrifty Car Sales"), which operates a franchised retail used car sales network. Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada, Inc. ("DTG Canada"). Effective January 1, 2003, DTG began operating under a new corporate structure which realigned the prior brand structure to a functional structure, combining the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, provides vehicle leasing to franchisees and operates reservation centers for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities and sales and marketing activities for their respective brands. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as "Dollar". Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as "Thrifty". DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the "Company", as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses and independent business travelers. As of December 31, 2003, Dollar and Thrifty had 823 locations in the United States and Canada of which 310 were company-owned stores and 513 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company.

        In the United States, Dollar’s main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty has historically derived its revenues primarily from franchising fees and services including vehicle leasing. However, as part of a new strategy, Thrifty is now shifting to operating more company-owned stores by acquiring franchisee locations in key markets. Dollar and Thrifty incur the costs of operating company-owned stores and their revenues are directly affected by changes in rental demand and pricing.

        The Company is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Corporation, now known as DaimlerChrysler Corporation (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as “DaimlerChrysler”). DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., was incorporated in 1965. Thrifty Rent-A-Car System, Inc. was incorporated in 1950 and Dollar Rent A Car, Inc. was incorporated in December 2002. Thrifty, Inc. was incorporated in December 1998.

        Available Information

        The Company makes available free of charge on or through its Internet web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Internet address is http://www.dtag.com. The SEC also maintains a web site that contains all of the Company’s filings at http://www.sec.gov.

        The Company has a code of business conduct, which is available on the Company’s web site under the heading, “About DTG”. The Company’s Board of Directors has adopted a corporate governance policy and committee charters, which are updated periodically and can be found on the Company’s web site under the heading, “Corporate Governance”. A copy of the code of business conduct, the corporate governance policy and the charters are available upon request to the Company’s headquarters as listed on the front of this Form 10-K, attention “Investor Relations” department.

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

        Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important element of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

        The rental car industry has consolidated ownership of the top eight brands which are now owned by just five companies. Enterprise is privately held, Hertz is a subsidiary of Ford, Budget and Avis are operating subsidiaries of Cendant Corporation, Dollar and Thrifty are operating subsidiaries of the Company, and Alamo and National were purchased by Vanguard Car Rental USA, Inc., an affiliate of Cerberus Capital Management, L.P., a private investment group, from ANC Rental Corporation out of bankruptcy in 2003.

        Prior to 2001, the car rental industry had experienced steady growth over the last decade driven by increased leisure and business airline passenger traffic and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly and car rental companies reduced their fleet size in response to lower levels of demand. In 2003, airline passenger enplanements were down approximately 14% from 2000 peak levels. Car rental demand improved in the second half of 2003 as the economy picked up. Car rental pricing continued to be weak in 2003, but by the fourth quarter pricing was favorable compared to the prior year. The future growth of the car rental industry will be determined by general economic conditions and the level of leisure and business travel.

Seasonality

        The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. In 2003, the Company’s average monthly fleet size ranged from a low of approximately 85,000 vehicles in the first quarter to a high of approximately 131,000 vehicles in the third quarter.

The Company

        The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States. In the United States, the Dollar and Thrifty brands remain separate, but operate under a single management structure and share vehicles, back-office employees and facilities, where possible. The Company also operates company-owned stores in the eight largest airports in Canada under its subsidiary, DTG Canada. In Canada, the company-owned stores are primarily co-branded.

        The Company also offers franchise opportunities in smaller markets in the United States and Canada and in all markets internationally so that franchisees can operate under the Dollar or Thrifty trademarks or a more recent opportunity to dual franchise and operate both brands in one market.

Summary Operating Data of the Company

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,019,476	$901,790	$824,962
Revenue from U.S. and Canada franchisees	198,039	225,885	220,692
Revenue from international franchisees	4,515	4,192	4,342
Other revenue	5,856	1,327	174

Total revenues	$1,227,886	$1,133,194	$1,050,170

	As of December 31,

	2003	2002	2001

Rental locations:
U.S. and Canada company- owned stores	310	224	193
U.S. and Canada franchisee locations	513	579	676

Franchisees:
U.S. and Canada	248	243	273
International	99	106	102

Dollar and Thrifty Brands

        Dollar

        Dollar’s main focus is serving the airport vehicle rental market, which is composed of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2003, Dollar had 102 company-owned and franchised in-terminal locations. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the United States and abroad. Until 2003, all of its Canadian and international operations were franchised. In January 2003, Dollar re-acquired its master franchise rights in Canada and began acquiring franchisees in the eight largest airport markets of Calgary, Winnipeg, Ottawa, Toronto, Montreal, Halifax, Edmonton and Vancouver. Dollar successfully completed the acquisition of all franchisees in these top markets by January 2004, when it purchased the franchise operation in Vancouver.

        As of December 31, 2003, Dollar’s vehicle rental system included 314 locations in the United States and Canada, consisting of 169 company-owned stores and 145 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $808 million for the year ended December 31, 2003.

        Thrifty

        Thrifty’s main focus historically has been on franchising and franchise support services. As part of a new strategy, Thrifty is shifting to operating more company-owned stores by acquiring franchisee locations in key markets. In 2003, Thrifty made significant progress in acquiring franchised operations and converting them to company-owned locations. Thrifty U.S. company-owned locations increased to 87 as of December 31, 2003 from 42 at December 31, 2002. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 73% of their combined rental revenues from the airport market and approximately 27% from the local market. Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. As airports have begun to institute fees for vehicle rental companies located outside their properties or limited these companies’ access to airport travelers, Thrifty’s company-owned stores and its franchisees have been moving to in-terminal locations. At December 31, 2003, Thrifty had 94 company-owned and franchised in-terminal locations.

        As of December 31, 2003, Thrifty’s vehicle rental system included 509 rental locations in the United States and Canada, consisting of 368 franchisee locations and 141 company-owned stores. Thrifty’s total rental revenue generated by company-owned stores was $206 million for the year ended December 31, 2003.

U.S. Corporate Operations

        In 2003, the Company implemented a new operating model for U.S. Dollar and Thrifty company-owned stores. This operating model includes maintaining separate airport counters, bussing, reservations, marketing and all other customer contact activities, while using a single management team for both brands. In addition, this operating model includes sharing vehicles, back-office employees and service facilities, where possible. The Company believes this operating model will allow it to maximize the revenue available from each brand while achieving a cost structure that approaches that of operating a single brand.

        As of December 31, 2003, the Company operates the Dollar brand in 53 and the Thrifty brand in 29 of the top 75 airport markets in the United States and operates both brands in 26 of these top 75 markets. During 2003, the Company added Thrifty in 21 and Dollar in two top 75 airport markets by acquiring franchisee locations or opening greenfield locations.

        Franchisee Acquisition Program

        The Company is pursuing opportunities to acquire both Dollar and Thrifty franchise operations in the top 75 airport markets and other key leisure markets. Historically, Thrifty had established company-owned stores only upon the financial failure of a franchisee. Thrifty is now shifting to operating more company-owned stores by acquiring franchisee locations in key markets. In 2003, Thrifty implemented a strategy to transition from a franchise operation to a corporate operation in key U.S. markets.

        During 2003, the Company acquired the Thrifty franchise operations in 14 key U.S. markets in Hawaii, including Honolulu and Maui, Manchester, Las Vegas, Memphis, Detroit, Cleveland, Atlanta, Miami, Ft. Lauderdale, West Palm Beach, Houston, Hartford and Ontario, California. Dollar and Thrifty generally have the right of first refusal on the sale of a franchised operation.

        Tour Rentals

        Vehicle rentals by customers of foreign and U.S. tour operators generated approximately 19% of the Company’s rental revenues for the year ended December 31, 2003. These rentals are usually part of tour packages that also include air travel and hotel accommodations. Rentals to tour customers have certain advantages. Tour customers tend to reserve vehicles earlier than other customers, rent them for longer periods and cancel reservations less frequently. The Company has significant relationships with foreign and domestic tour operators that resulted in $189 million in rental revenue during the year ended December 31, 2003.

        Dollar is the exclusive U.S. vehicle rental company for all five of its largest tour operator accounts. The agreements for these five accounts expire from December 15, 2004 to April 30, 2009. No single tour operator account generated in excess of 3% of the Company’s 2003 revenues.

        Other

        Dollar and Thrifty reduce costs through bulk purchasing, apply performance benchmarks and develop and implement best practice management techniques nationwide. Its company-owned store network also allows Dollar and Thrifty to offer customers one-way rentals in most markets.

        As of December 31, 2003, the Company had vehicle rental concessions for company-owned stores at 106 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities.

        Supplemental Equipment and Optional Products – Dollar and Thrifty rent ski racks, baby seats and other supplemental equipment and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental.

Summary of U.S. Corporate Operations Data

	Years Ended December 31,

	2003	2002	2001

	(in thousands)
Rental revenues:
Dollar	$804,700	$780,760	$756,644
Thrifty	157,006	76,884	28,884

Total rental revenues	$961,706	$857,644	$785,528

	As of December 31,

	2003	2002	2001

Rental locations:
Dollar	142	138	134
Thrifty	87	42	17

Total rental locations	229	180	151

Canadian Operations

        The Company operates in Canada through DTG Canada. Thrifty has historically had a strong corporate presence in Canada, and, during 2003, Dollar acquired its master franchise rights in Canada and began re-acquiring its franchisee locations in the eight largest airport markets in Canada. The Company operates corporate stores in all eight of the largest airport markets in Canada, which includes Calgary, Winnipeg, Ottawa, Toronto, Montreal, Halifax, Edmonton and Vancouver. The majority of the markets are operated under the Company’s co-branding strategy in Canada where both the Dollar and Thrifty brands are represented at one shared location. These operations are important to maintaining a national airport presence in Canada, where DTG Canada has significant airport concessions and lease commitments.

Franchising

        Dollar – United States and Canada

        Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 airport markets. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar’s company-owned stores.

        In Canada, Dollar acquired the master franchise rights in 2003 and sells franchises in markets outside the top eight airport markets.

        A new opportunity has been introduced in smaller U.S. and Canadian markets. The Company is offering franchisees the opportunity to dual franchise. That is, one franchisee can operate both the Dollar and the Thrifty brand, thus, allowing them to drive more business in their market while leveraging fixed costs.

        Dollar licenses its franchisees to use the Dollar brand service marks in the vehicle rental and leasing and parking businesses. Franchisees pay Dollar an initial franchise fee generally based on the population, number of airline passengers, total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory, as well as other factors.

        System Fees – In addition to an initial franchise fee, each U.S. franchisee is generally required to pay Dollar a system fee equal to 8% of airport rental revenue and 6% for suburban operations.

        Franchisee Services and Products – Dollar makes insurance coverage available to its franchisees and provides them with training and operational assistance, site selection guidance, vehicle leasing programs, vehicle damage recovery and claims management advice, sales assistance and image and standards guidance. Dollar also provides franchisees with fleet planning and customer satisfaction programs and sells them certain Dollar-branded supplies. In addition, Dollar offers its franchisees rental rate management analysis, centralized corporate account and tour billing and travel agent commission payments. Dollar franchisees pay Dollar a fee for each reservation made through Dollar’s worldwide reservation system.

        Thrifty – United States and Canada

        Thrifty sells its U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets. Historically, Thrifty sold franchises more broadly; however, in 2003, Thrifty implemented a strategy to operate the top 75 U.S. markets as company-owned locations. In Canada, Thrifty sells franchises in markets outside the top eight Canadian airport markets.

        A new opportunity has been introduced in smaller U.S. and Canadian markets. The Company is offering franchisees the opportunity to dual franchise, operating both the Thrifty and Dollar brand.

        Thrifty licenses its franchisees to use the Thrifty brand service marks in the vehicle rental and leasing and parking businesses. Franchisees pay Thrifty an initial franchise fee generally based on the population, number of airline passengers, total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory, as well as other factors. Thrifty offers its franchisees a full line of products and services not easily or cost effectively available from other sources. Thrifty works closely with its franchisees in formulating and implementing marketing and operating strategies.

        System Fees and Advertising Fees – In addition to the initial franchise fee, Thrifty’s U.S. franchisees pay Thrifty an administrative fee, which is generally 3.0% of base rental revenue, excluding ancillary products. U.S. franchisees also pay an advertising fee ranging from 2.5% to 5.0% of base rental revenue to a separate advertising fund managed jointly by franchisees and Thrifty management.

        For 2003, Thrifty’s five largest U.S. franchisees generated less than 5% of the Company’s total revenue in the form of system, fleet leasing, reservation and other fees. Over the past five years, Thrifty’s franchisee turnover has averaged approximately 12% per year, with an average of 19 terminations and 16 new sales (including new territories added to existing franchise agreements) per year.

        Franchisee Services and Products – Thrifty provides its U.S. and Canadian franchisees with a full range of products and services, including vehicle leasing, insurance programs, reservations, site selection, computer systems, marketing programs and assistance, supplies, image and standards and training.

        Canadian Franchisees – A new program has been introduced in Canada allowing Canadian franchisees the opportunity to also acquire the Dollar brand and operate locations on a co-brand basis. All Canadian franchisees whether operating a single-brand or co-brand location pay a monthly fee generally equal to 8% of rental revenue.

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2003	2002	2001

Franchisee locations:
Dollar	145	129	135
Thrifty	368	450	541

Total franchisee locations	513	579	676

Franchisees:
Dollar	78	56	61
Thrifty	170	187	212

Total franchisees	248	243	273

        International

        Dollar and Thrifty offer master franchises outside the United States and Canada, generally on a countrywide basis. Each master franchise is permitted to operate within their franchised territory directly or through subfranchisees. At December 31, 2003, Dollar had franchised locations in 24 countries and Thrifty had franchised locations in 60 countries outside the United States and Canada. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. Beginning in 2003, the Company is offering franchisees the opportunity to license the rights to operate both the Dollar and Thrifty brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the United States and Canada totaled $4.5 million in 2003.

Thrifty Car Sales

        In December 1998, Thrifty Car Sales was formed to operate its new franchise system, “Thrifty Car Sales,” which sells primarily late model, low mileage used vehicles. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2003, Thrifty Car Sales had 53 franchise locations in operation.

Reservations

        The Internet is an important source of reservations for the Company. For the year ended December 31, 2003, approximately 52% of Dollar’s total non-tour reservations and 55% of Thrifty’s total reservations came through the Internet. Dollar’s Internet web site (dollar.com) provided approximately 25% of total non-tour reservations for Dollar and Thrifty’s web site (thrifty.com) provided approximately 27% of total reservations for Thrifty. The Company has continuously staffed reservation facilities for Dollar and Thrifty at its headquarters in Tulsa, Oklahoma, and at its facility in Tahlequah, Oklahoma. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad.

Marketing

        Dollar

        Dollar positions itself as a premier value car rental company in the travel industry, providing on airport convenience with low rates on quality vehicles. Customers who rent from Dollar are cost conscious leisure, tour and business travelers who want to save money on car rentals without compromising fundamental car rental services. Dollar implements this strategy through national advertising, strategic marketing partnerships and enhancing distribution channels.

        Advertising and Promotion

        Dollar employs national advertising primarily in newspapers. Dollar has shifted its traditional media mix of print and network/cable television to its current emphasis on Internet advertising, where it has made significant investments. In all of its advertising, Dollar promotes dollar.com, its award winning web site, to encourage travelers to book reservations with Dollar through this low cost channel. Dollar encourages franchisees, as well as local management of company-owned stores, to develop local market relationships and retail sales initiatives that coordinate with Dollar’s national advertising programs.

        Dollar has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

        Strategic Marketing Efforts

        During 2003, the volume of reservations Dollar received through its dollar.com web site and other Internet web sites totaled approximately 52% of its total non-tour reservations. Dollar has made significant investments in dollar.com and has plans to continually enhance the web site to best meet its customers’ needs. Additionally, Dollar’s innovative use of direct-connect technology with the Southwest Airlines site, southwest.com, opened up another new booking channel in 2001, and it has continued to grow through 2003.

        Approximately 19% of Dollar’s non-tour reservations are booked through travel agencies utilizing the major airline global distribution systems. Major travel chains and consortia operate under preferred supplier agreements with Dollar, and are supported by the Dollar sales department. Under its preferred supplier agreements, Dollar provides these travel agency accounts guaranteed commission levels and overrides/marketing funds in return for promoting Dollar and giving Dollar a priority in their reservation systems. In general, these agreements are not exclusive to Dollar, and many travel agency accounts have similar arrangements with other vehicle rental companies. Dollar also maintains strong relations with many significant overseas tour operators who specialize in inbound tour packages to the United States. Dollar has also developed strategic marketing partnerships and frequent flyer programs.

        Thrifty

        Thrifty positions itself as an industry leader in delivering value for vehicle rental to value-conscious consumers. In the United States, it implements this strategy primarily through national advertising, strategic marketing partnerships and enhancing distribution channels. In addition, marketing assistance is provided to U.S. franchisees in local advertising, promotion and sales.

        Advertising and Promotion

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

        Strategic Marketing Efforts

        During 2003, the volume of reservations Thrifty received through its thrifty.com web site and other Internet travel sites totaled approximately 55% of its total reservations. Thrifty continues to invest in its thrifty.com web site and recently introduced a new and easier means of booking on thrifty.com.

        Thrifty enjoys a strong relationship with the travel agency community, which is highlighted by its longstanding support of ASTA (American Society of Travel Agents) and through its preferred supplier arrangements. Under its preferred supplier arrangements, Thrifty provides these travel agency groups additional commissions or lower prices in return for their featuring Thrifty in their advertising or giving Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Thrifty, and many travel agency groups have similar arrangements with other vehicle rental companies. Thrifty continues to be the exclusive car rental supplier in Radisson’s “Look to Book” program. Thrifty has also developed strategic partnerships with most U.S. airlines through participation in their frequent flyer programs.

        In 2003, the Thrifty relationship with Wal-Mart Stores, Inc. (“Wal-Mart”) expanded to include a test of rental counters inside a limited number of Wal-Mart stores. Thrifty’s relationship with Wal-Mart includes an exclusive marketing and sales agreement and has resulted in Thrifty being named co-primary supplier of rental cars for Wal-Mart’s corporate travel and an exclusive marketing and sales agreement with Wal-Mart.com to provide anytime, anywhere flat rate pricing for Thrifty’s compact and intermediate size rental vehicles. Thrifty is also the only car rental company approved to accept the Wal-Mart credit card.

Customer Service

        The Company has programs at its headquarters and in company-owned stores to improve customer service. These programs involve customer satisfaction training and team-based problem solving, especially as it relates to improving customer service. The Company’s customer service centers measure customer satisfaction, track service quality trends, respond to customer inquiries and provide recommendations to senior management and vehicle rental location supervisors. The Company conducts initial and ongoing training for headquarters, company-owned store and franchisee employees, using professional trainers, performance coaches and computer-based training programs.

Information Systems and Other Services

        The Company depends upon a number of core information systems to operate its business, primarily its counter automation, reservations and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of its fleet and financial assets. In 1998, the Company developed a revenue management system with Manugistics Group, Inc., a leading supplier of such systems, which is utilized by all company-owned stores. The system is designed to enable the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

        EDS Information Systems, L.L.C. (“EDS”), a leading global information technology service company, manages and monitors the Company’s data center network and its daily information processing. The Company’s counter automation, reservations, revenue management, Internet web sites and fleet processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters. Other information systems are supported by Company employees.

        U.S. franchisees receiving a certain volume of reservations are required to use an approved automated counter system. In addition to providing an electronic data link with the Company's worldwide reservations centers, the automated counter system prints rental agreements and provides the Company and its franchisees with customer and vehicle inventory information as well as financial and operating reports.

        Insurance, Supplies and National Account Programs. The Company makes available to its franchisees, for a fee, insurance for death or injury to third parties, property damage and damage to or theft of franchisee vehicles.

        The Company makes bulk purchases of items used by its franchisees, which it sells to franchisees at prices that are often lower than they could obtain on their own. The Company also negotiates national account programs to allow its franchisees to take advantage of volume discounts for many materials or services used for operations such as tires, glass replacement, long distance telephone service and overnight mail.

        Parking Services. Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business.

Fleet Acquisition and Management

        Vehicle Supply

        For the 2003 model year, DaimlerChrysler vehicles represented approximately 85% of the total U.S. fleet of DTG Operations. DTG Operations also purchases vehicles from other automotive manufacturers to adjust somewhat the overall composition and cost of the fleet. The Company expects that for the 2004 model year, DaimlerChrysler vehicles will also represent approximately 85% of the total U.S. fleet of DTG Operations.

        Automotive manufacturers’ residual value programs limit the Company’s residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler’s program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer’s obligation is subject to certain conditions relating to the vehicle’s age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to as “Program Vehicles.” Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to herein as “Non-Program Vehicles.” The Company believes that a majority of vehicles owned by other U.S. vehicle rental companies, except for Enterprise, are Program Vehicles.

        DaimlerChrysler, the Company’s primary supplier, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements, and vehicle condition and other return requirements. The residual value program enables DTG Operations to limit its residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse DTG Operations for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles’ aggregate predetermined residual value. Under the program, DTG Operations must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. DTG Operations is reimbursed under the program for certain transportation and auction-related costs.

        DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual risk because the vehicles are not covered by any manufacturer’s residual value program. It does so when required by manufacturers in connection with the purchase of Program Vehicles or when it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For the 2003 model year, approximately 17% of the vehicles acquired by DTG Operations were Non-Program Vehicles.

        The Company’s operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler’s residual value program, as well as any other purchase or promotion incentives DaimlerChrysler provides. The percentage of vehicles acquired under DaimlerChrysler and other manufacturers’ residual value programs in the future will depend upon several factors, including the availability and cost of these programs.

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

        Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement with DaimlerChrysler, which enabled the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. In October 2002, the Company finalized a new vehicle supply agreement with DaimlerChrysler, which enables the Company to acquire vehicles through the 2007 model year. In October 2003, the Company amended its vehicle supply agreement (the “VSA”) with DaimlerChrysler. This amendment did not impact the economic terms of the agreement, but provided the Company additional flexibility in managing its vehicle purchases. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements.

        The VSA provides that the Company will purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 83% will be Program Vehicles and 17% will be Non-Program Vehicles for the 2004 model year. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

        Vehicle Disposition

        DTG Operations generally holds vehicles in rental service from seven to nine months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant excess mileage penalties under DaimlerChrysler’s residual value program. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned. DTG Operations’ efforts to expand the channels for disposition of Non-Program Vehicles have been successful. DTG Operations disposed of 57% of its Non-Program Vehicles through auctions and 43% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2003. Utilizing sales channels other than the auctions avoids transportation costs, interest costs and other fees.

        Maintenance

        DTG Operations and certain Dollar and Thrifty franchisees may have automotive maintenance centers at airports and in urban and suburban areas. Many of these facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty repairs. Collision damage repairs are generally performed by independent contractors. Dollar’s and Thrifty’s franchisees are responsible for the maintenance of their fleet vehicles.

        Fleet Leasing Programs

        DTG Operations makes fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. The terms of its fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in the fleet leasing programs and periodically audit franchisees’ leased fleets. For the year ended December 31, 2003, approximately 12% of the Company’s total revenue was derived from vehicle leasing programs. As the Company continues to implement its corporate strategy of acquiring franchise operations and converting them to corporate operations, leasing revenue will continue to decline.

        DTG Operations sets lease rates after considering depreciation rates for Program Vehicles, estimated Non-Program Vehicle depreciation rates, interest costs, model mix, administrative costs and market conditions. Average monthly lease rates vary depending on vehicle model, and the average lease period is between seven and nine months. Although DTG Operations leases both Non-Program Vehicles as well as Program Vehicles to Dollar and Thrifty franchisees, these fleet leasing programs eliminate the residual value risk for their franchisees. Franchisees may, however, elect to assume some residual value risk on certain Non-Program Vehicles they lease in exchange for a lower lease rate.

U.S. Fleet Data

	Years Ended December 31,

	2003	2002	2001

DTG
Average number of vehicles leased to franchisees	28,162	33,849	31,412

Average number of vehicles in combined fleets of franchisees	53,410	55,703	57,862
Average number of vehicles in combined fleets of company-owned stores	75,684	65,331	65,029

Total	129,094	121,034	122,891

Competition

        There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on leisure, tour and small business customers. Dollar’s franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies, many of which have greater financial resources than the Company. Dollar’s principal competitors for business and leisure travelers are Alamo, Avis, Budget, Hertz, National, Enterprise and Thrifty. Dollar competes primarily on the basis of price and customer service.

        Thrifty’s U.S. franchisees and company-owned stores generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz, Enterprise and National. Enterprise, Hertz, Avis and Budget as well as local and regional rental companies are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals.

        The Canadian vehicle rental markets are also intensely competitive. The vast majority of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Alamo, Avis, Hertz, Enterprise and National, as well as Dollar and Thrifty.

Insurance

        The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In 2003 and 2002, the Company retained the risk of loss in various amounts up to $2 million and $1 million, respectively, on a per occurrence basis for public liability and property damage claims. The Company maintains insurance coverages at certain amounts in excess of this retained risk. In 2001, the majority of the Company’s operations had first dollar coverage from insurance carriers, subject to certain policy limits, for these claims. Prior to this insurance coverage, the Company was self-insured or had policy deductibles up to certain limits. Additionally, in 2003, the Company began retaining the risk of loss on a portion of the supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

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

        Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2003, the Company’s reserve for public liability and property damage claims was approximately $56.3 million. The Company’s obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds and letters of credit. As of December 31, 2003, these letters of credit and surety bonds totaled approximately $59.6 million and $17.9 million, respectively.

        The Company also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 2003, the total amount of these bonds was approximately $24.4 million.

Regulation

        Loss Damage Waivers and Ancillary Insurance

        Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 26 states. These laws either require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees. Legislation was passed in New York state removing many of the limitations on the car rental industry’s ability to sell loss damage waivers in New York effective February 24, 2003.

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

        Dollar and Thrifty are subject to federal, state and local laws and regulations relating to taxing and licensing of vehicles, franchise sales, franchise relationships, vehicle liability, used vehicle sales, insurance, telecommunications, vehicle rental transactions and labor matters. The Company believes that Dollar’s and Thrifty’s practices and procedures are in substantial compliance with federal, state and local laws and is not aware of any material expenditures necessary to meet legal or regulatory requirements. Nevertheless, considering the nature and scope of Dollar’s and Thrifty’s businesses, it is possible that regulatory compliance problems could be encountered in the future.

Environmental Matters

        The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; the operation of automotive body shops; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 12 and lease 97 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Employees

        As of December 31, 2003, the Company employed a total of approximately 7,000 full-time and part-time employees. Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2003. The Company believes its relationship with its employees is good.

ITEM 2.	PROPERTIES

        The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters and Tulsa reservation centers for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 pursuant to a mortgage in favor of Credit Suisse First Boston (“CSFB”), as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

        In connection with the Revolving Credit Facility, the Company also executed mortgages in favor of CSFB encumbering its real property located in San Diego, Tampa, Las Vegas, Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston and Salt Lake City.

        The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2003, the Company’s company-owned operations were carried on at 310 locations in the United States and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

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

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

        The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low sales prices for the Common Stock for each quarterly period during 2003 and 2002, were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003

High	$22.50	$19.70	$25.13	$26.60
Low	$15.45	$16.00	$18.79	$22.91

2002

High	$21.15	$25.90	$26.47	$22.14
Low	$14.62	$20.20	$15.21	$14.66

        The 25,253,410 shares of Common Stock outstanding at February 27, 2004 were held by approximately 4,000 registered and beneficial stockholders of record.

        The Company has not paid cash dividends since completion of its initial public offering in December 1997, but may consider paying cash dividends in the future.

        Under the terms of the Revolving Credit Facility, restrictions were imposed by the lenders on the payment of cash dividends and share repurchases. During the term of such agreement, which expires August 2, 2005, share repurchases and dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

        Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers – Equity Compensation Plan Information” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

        The selected consolidated financial data was derived from the audited consolidated financial statements of the Company.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statements of Operations:
(In thousands except per share amounts)

Revenues:
Vehicle rentals	$1,014,121	$897,384	$821,834	$844,668	$736,845
Vehicle leasing	144,368	168,792	162,204	198,686	218,614
Fees and services	54,149	56,237	56,057	61,166	57,046
Other	15,248	10,781	10,075	9,850	8,685

Total revenues	1,227,886	1,133,194	1,050,170	1,114,370	1,021,190

Costs and expenses:
Direct vehicle and operating	515,273	416,954	401,417	346,091	311,567
Vehicle depreciation and lease charges, net	396,497	367,752	354,394	340,448	311,113
Selling, general and administrative	189,575	177,562	169,599	187,711	190,994
Interest expense, net	89,296	93,427	92,365	97,703	95,114
Amortization of goodwill	-	-	6,178	5,941	5,842

Total costs and expenses	1,190,641	1,055,695	1,023,953	977,894	914,630

Income before income taxes	37,245	77,499	26,217	136,476	106,560

Income tax expense	17,405	30,668	12,380	58,467	46,974

Net income	$19,840	$46,831	$13,837	$78,009	$59,586

Earnings per share:
Basic	$0.81	$1.93	$0.57	$3.23	$2.47
Diluted	$0.78	$1.88	$0.57	$3.18	$2.43

Balance Sheet Data:
(In thousands)

Cash and cash equivalents	$192,006	$143,485	$37,532	$38,493	$77,500
Restricted cash and investments	$536,547	$334,849	$48,090	$30,760	$144,671
Revenue-earning vehicles, net	$2,136,719	$2,006,644	$1,525,553	$1,522,388	$1,507,692
Total assets	$3,412,499	$3,115,477	$2,163,692	$2,100,374	$2,171,653
Total debt	$2,442,162	$2,224,303	$1,516,733	$1,424,021	$1,555,609
Stockholders' equity	$533,457	$499,481	$463,321	$458,139	$379,127

Note:  Certain reclassifications have been made to the prior years’ financial data to conform to the classifications used in 2003.

U. S. and Canada

	Years Ended December 31,

	2003	2002	2001	2000	1999

System-wide Data:

Rental locations:
Company-owned stores	310	224	193	182	149
Franchisee locations	513	579	676	765	824

Total rental locations	823	803	869	947	973

Average number of vehicles operated during the period by company-owned stores and franchisees	136,757	128,968	130,252	134,475	123,814

Peak number of vehicles operated during the period by company-owned stores and franchisees	167,755	158,758	159,993	162,515	148,832

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	80,302	69,272	68,696	65,702	59,218
Number of rental days	24,654,084	21,056,362	20,640,229	20,347,296	18,155,768
Average revenue per day	$41.13	$42.62	$39.82	$41.52	$40.58
Monthly average revenue per vehicle	$1,052	$1,080	$997	$1,071	$1,037

Vehicle leasing data:
Average number of vehicles leased	26,917	30,917	30,087	35,520	38,690
Average monthly lease revenue per unit	$447	$455	$449	$466	$471

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

Overview

        The Company operates two value rental car brands, Dollar and Thrifty. The majority of its customers pick up their vehicles at airport locations. Both brands are value priced and the Company therefore seeks to be the industry’s low cost provider. Leisure customers rent vehicles for longer periods than business customers, on average, providing lower transaction costs. The Company believes its vehicle utilization is consistently higher than that of its competitors.

        Both Dollar and Thrifty operate through a network of company-owned stores and franchisees. The majority of the Company’s revenue is generated from renting vehicles to customers through company-owned stores, with lesser amounts generated by fees and leasing revenue from franchisees.

        During the early part of 2003, the Company’s revenues and profits were negatively impacted by weak travel conditions leading up to, during and following the war in Iraq. During the first half of 2003, revenue per day was down about 6% from the prior year and same store rental day volume was up only slightly. During the third and fourth quarters of 2003 travel began to improve as the economy began to strengthen. Year over year pricing trends improved during the third and fourth quarters from that experienced during the first half, with revenue per day down about 2% in the third quarter and up slightly in the fourth quarter compared to 2002. Same store rental day volume was up 8% in the third quarter and up nearly 14% in the fourth quarter. Airline enplanements, an important driver for airport rental car demand, were down 2.7% in 2003 versus 2002, however enplanements were down only 1.1% in the fourth quarter.

        Prior to 2003, the Company maintained separate organizations for both the Dollar and Thrifty brands. At the beginning of the year, the Company implemented a single company structure organized around functions. The Company believes this new structure provides a more efficient operating structure and will facilitate more efficient growth. The Company is working to combine and improve information technology systems to gain efficiencies and facilitate growth. The Company also closed one of its satellite reservation centers as a result of this new structure.

        The Company is working to transition the Thrifty business model from a franchise model to a corporate operating model, similar to Dollar’s. The Company’s long term strategy is to operate both brands as corporate stores in the top 75 U.S. airport markets, the top eight Canadian airport markets and in key leisure destinations and to operate through franchisees in the smaller markets. During the year, the Company acquired franchise operations in 22 key U.S. and Canadian markets and opened six U.S. greenfield locations. During 2003, rental day volume increased by over 11% in company-owned stores as a result of franchisee acquisitions and the opening of greenfield locations. The Company expects that the majority of the franchises available for sale can be purchased over the next two years and funded with cash from operations.

        During 2003, the Company also implemented a new operating model for corporate store operations, operating both the Dollar and Thrifty brands with a single management team, sharing systems, vehicles, back-office employees and service facilities, where possible. The Company believes this is a more efficient operating model, which also facilitates the transition of the Thrifty brand from a franchise model to a corporate model, as franchise operations continue to be acquired.

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

        The Company expects its ongoing cash flow to exceed cash required to operate the business. Thus, in July 2003, the Company announced a $30 million share repurchase program to be completed over a two year period. During the third and fourth quarters of 2003 the Company purchased 236,000 shares for $5.8 million.

Results of Operations

        The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Years Ended December 31,

	2003	2002	2001

Revenues:
Vehicle rentals	82.6%	79.2%	78.3%
Vehicle leasing	11.8	14.9	15.4
Fees and services	4.4	5.0	5.3
Other	1.2	0.9	1.0

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	42.0	36.8	38.2
Vehicle depreciation and lease charges, net	32.3	32.5	33.7
Selling, general and administrative	15.4	15.7	16.2
Interest expense, net	7.3	8.2	8.8
Amortization of goodwill	-	-	0.6

Total costs and expenses	97.0	93.2	97.5

Income before income taxes	3.0	6.8	2.5

Income tax expense	1.4	2.7	1.2

Net income	1.6%	4.1%	1.3%

The Company’s revenues consist of:
•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores.
•	Vehicle leasing revenue generated from leasing vehicles to franchisees.
•	Fees and services revenue generated from continuing franchise fees and providing services to franchisees.
•	Other revenue generated from miscellaneous sources.

The Company’s expenses consist of:
•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees.
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal.
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses and administrative expenses.
•	Interest expense, net which includes interest expense on vehicle related debt, net of interest earned on restricted cash.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

        Operating Results

        The Company had income before income taxes of $37.2 million for 2003 as compared to $77.5 million in 2002. Income before income taxes for 2003 was reduced by $22.1 million due to the implementation of Emerging Issues Task Force No. 02-16 (“EITF 02-16”). See Note 3 of Notes to Consolidated Financial Statements for further discussion.

        Revenues

			$ Increase/	% Increase/
	2003	2002	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,014.1	$897.4	$116.7	13.0%
Vehicle leasing	144.4	168.8	(24.4)	(14.5%)
Fees and services	54.2	56.2	(2.0)	(3.7%)
Other	15.2	10.8	4.4	41.4%

Total revenues	$1,227.9	$1,133.2	$94.7	8.4%

Vehicle rental metrics:
Number of rental days	24,654,084	21,056,362	3,597,722	17.1%
Average revenue per day	$41.13	$42.62	$(1.49)	(3.5%)

Vehicle leasing metrics:
Average number of vehicles leased	26,917	30,917	(4,000)	(12.9%)
Average monthly lease revenue per unit	$447	$455	$(8)	(1.8%)

        Vehicle rental revenue increased 13.0% due to a 17.1% increase in rental days totaling $153.3 million, partially offset by a 3.5% decrease in revenue per day totaling $36.6 million. Vehicle rental revenue grew by 10.4% from franchisee acquisitions and greenfield locations and by 2.6% from same store growth.

        Vehicle leasing revenue decreased 14.5% due primarily to shifting several locations from franchised operations to corporate operations in line with the Company’s acquisition strategy.

        Expenses

			$ Increase/	% Increase/
	2003	2002	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$515.3	$417.0	$98.3	23.6%
Vehicle depreciation and lease charges, net	396.4	367.7	28.7	7.8%
Selling, general and administrative	189.6	177.6	12.0	6.8%
Interest expense, net of interest income	89.3	93.4	(4.1)	(4.4%)

Total expenses	$1,190.6	$1,055.7	$134.9	12.8%

        Direct vehicle and operating expenses increased primarily due to higher transaction levels, resulting primarily from the operation of additional corporate stores. Personnel related expenses were increased by $21.4 million, commissions by $6.6 million, facilities expenses by $17.7 million and vehicle related costs by $22.9 million, offset by $3.5 million reduced bad debt expense due to reduced franchisee revenue and the financial stability of the remaining franchisees. In addition, direct vehicle and operating expenses increased $28.4 million, resulting from reduced recognition of promotional incentives, of which $26.6 million was due to the Company’s implementing EITF 02-16 during the fourth quarter of 2003. Direct vehicle and operating expenses were 42.0% of revenue for 2003, compared to 36.8% of revenue in 2002.

        Net vehicle depreciation expense increased $28.7 million, of which $20.4 million is due to a 6.9% increase in depreciable fleet partially offset by a 1.3% decrease in the average depreciation rate, excluding the impact of EITF 02-16. The disposition of Non-Program Vehicles resulted in a net loss of $1.9 million in 2003 compared to a gain of $10.2 million in 2002 reflecting the decline in used car values in 2003. Lease charges for vehicles leased from third parties increased $0.7 million. Vehicle depreciation expense was lower by $4.5 million due to implementing EITF 02-16 during the fourth quarter of 2003. Net vehicle depreciation and lease charges were 32.3% of revenue for 2003, compared to 32.5% of revenue in 2002.

        Selling, general and administrative expenses increased in 2003 primarily due to an increase in sales, marketing and advertising costs of $7.0 million and an increase of $4.2 million in expenses resulting from the mark to market valuation of the Company’s deferred compensation and retirement plans. The expense is attributable to mark to market valuation of the corresponding investments and is offset by corresponding amounts in other revenue, thus, having no impact on net income. Selling, general and administrative expenses were 15.4% of revenue for 2003, compared to 15.7% of revenue for 2002.

        Net interest expense decreased $4.1 million in 2003 primarily due to lower interest rates, partially offset by an increase in average vehicle debt. Net interest expense was 7.3% of revenue for 2003, compared to 8.2% of revenue for 2002.

        The tax provision for 2003 was $17.4 million. The effective tax rate of 46.7% for 2003 was higher than the 39.6% rate in 2002. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, on a consolidated basis, no income tax benefit is recorded for Canadian losses in 2003, thus, increasing the consolidated effective tax rate.

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

        Operating Results

        The Company had income before income taxes of $77.5 million for 2002 as compared to $26.2 million in 2001.

        Revenues

			$ Increase/	% Increase/
	2002	2001	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$897.4	$821.8	$75.6	9.2%
Vehicle leasing	168.8	162.2	6.6	4.1%
Fees and services	56.2	56.1	0.1	0.3%
Other	10.8	10.1	0.7	7.0%

Total revenues	$1,133.2	$1,050.2	$83.0	7.9%

Vehicle rental metrics:
Number of rental days	21,056,362	20,640,229	416,133	2.0%
Average revenue per day	$42.62	$39.82	$2.80	7.0%

Vehicle leasing metrics:
Average number of vehicles leased	30,917	30,087	830	2.8%
Average monthly lease revenue per unit	$455	$449	$6	1.3%

        Vehicle rental revenue increased 9.2% due to a 7.0% increase in revenue per day, totaling $59.0 million, coupled with a 2.0% increase in rental days totaling $16.6 million. Vehicle rental revenue grew by 6.9% from franchise acquisitions and by 2.3% from same store growth.

        Vehicle leasing revenue increased 4.1% primarily due to strong growth in franchisee leasing volume totaling $31.9 million, partially offset by the impact of shifting several locations from franchised operations to corporate operations, which totaled $22.7 million and by a decline of $2.6 million caused by other changes in rate and volume.

        Expenses

			$ Increase/	% Increase/
	2002	2001	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$417.0	$401.4	$15.6	3.9%
Vehicle depreciation and lease charges, net	367.7	354.4	13.3	3.8%
Selling, general and administrative	177.6	169.6	8.0	4.7%
Interest expense, net of interest income	93.4	92.4	1.0	1.1%
Amortization of goodwill	-	6.2	(6.2)	(100.0%)

Total expenses	$1,055.7	$1,024.0	$31.7	3.1%

        Direct vehicle and operating expenses for 2002 increased $15.6 million. The increase was due to higher costs associated with operating additional corporate stores, costs associated with higher depreciable fleet and transaction levels and higher insurance costs. During 2002, the Company experienced significant increases in quoted market premiums for renewal of its third party insurance coverage resulting from general insurance industry trends. The Company determined it to be more cost effective to increase its retention of risk of loss for public liability and property damage claims in various amounts up to $1 million per occurrence. This resulted in an increase in self insurance costs of $29.7 million. In addition, insurance premiums correspondingly decreased by $17.9 million due to the Company no longer acquiring third party insurance coverage on claims up to $1 million per occurrence. The Company will continue to evaluate the cost of insurance against retained risk when renewing its various insurance coverages. Bad debt expenses were lower by $13.5 million in 2002 versus 2001 due to improved financial performance of franchisees as a result of improved industry pricing in 2002 and the negative impact of the terrorist attacks on the collectibility of franchisee receivables in 2001, resulting in higher bad debt expense. Other costs associated with the operation of additional corporate stores and higher depreciable fleet and transaction levels increased by $17.3 million. Direct vehicle and operating expenses were 36.8% of revenue for 2002, compared to 38.2% of revenue for 2001.

        Net vehicle depreciation expense and lease charges increased $13.3 million in 2002. Net vehicle depreciation expense increased $22.5 million, or 6.5%, due to a 4.9% increase in depreciable fleet and a 1.5% increase in the average depreciation rate. The disposition of Non-Program Vehicles resulted in a net vehicle gain of $10.2 million in 2002 and $13.8 million in 2001. Lease charges for vehicles leased from third parties decreased $12.8 million primarily due to fewer vehicles leased during 2002. Net vehicle depreciation and lease charges were 32.5% of revenue for 2002, compared to 33.7% of revenue for 2001.

        Selling, general and administrative expenses increased $8.0 million in 2002. The higher selling, general and administrative costs were related to bonus and profit sharing expenses in 2002 totaling $10.1 million that were not incurred in 2001 due to weak economic conditions and the impact of September 11. The Company also incurred higher costs of $5.1 million attributable to performance share, deferred compensation and 401(k) plans which were offset by lower salary expense due to employee reductions at corporate headquarters in late 2001. In addition, costs associated with the implementation of the new corporate structure in 2002 included a $1.9 million write-off of software costs that were obsolete as a result of implementing the new corporate structure, severance costs for personnel affected by the announced terminations totaling $0.8 million, expenses incurred for communication with franchisees and corporate operations and training for employees relating to realignment of responsibilities. The increased costs discussed above were offset by overall reductions in various selling, general and administrative expense categories that individually were not significant totaling $4.8 million. Selling, general and administrative expenses were 15.7% of revenue for 2002, compared to 16.2% of revenue for 2001.

        Net interest expense increased $1.0 million in 2002 primarily due to higher average vehicle debt, partially offset by lower interest rates. Net interest expense was 8.2% of revenue for 2002, compared to 8.8% of revenue for 2001.

        The tax provision for 2002 was $30.7 million. The effective tax rate of 39.6% for 2002 was lower than the 47.2% in 2001. The decrease in the effective tax rate was due primarily to the change in the relationship between permanent differences, including goodwill amortization, and U.S. pretax earnings in relationship to Canadian pretax results. The effective tax rate for 2002 differs from the U.S. statutory tax rate due primarily to state and local taxes.

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

        The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $654.1 million for 2003 is primarily the result of net income, adjusted for depreciation, favorable tax programs (discussed below), which provided the Company tax refunds in 2003 as well as deferral of tax payments on 2003 earnings to future years and the reduction in outstanding receivables resulting largely from the shift away from financing leases for vehicles. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

        The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day bank facilities, which are renewable annually. The renewals of the Revolving Credit Facility and the 364-day bank facilities are scheduled to close on April 1, 2004. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2007. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue additional notes during 2004, partially to replace maturing notes of $269 million. The Company has experienced increases during the last few years in the level of credit enhancement or additional collateral required for new asset backed notes, the Conduit Facility and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

        Cash used in investing activities was $795.8 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.4 billion, which was partially offset by $2.9 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash increased $201.7 million due to a more significant seasonal decline in the fleet and to increases in cash credit enhancement for asset backed debt compared to the prior year. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $22.4 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $30 million in 2004. In addition, the Company used cash for franchisee acquisitions of $36.9 million in 2003 and will continue to pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. The Company evaluates franchise operations which it is interested in operating corporately. These operations generally relate to locations in the 75 largest airports and other key locations in the U.S. and Canada or locations where the Company already operates one of its brands corporately and it believes synergies could be achieved by having both brands represented. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

        Cash received in financing activities was $190.2 million primarily due to the issuance of $375 million in asset backed notes in March 2003, an increase of $25 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”) and an increase in the net issuance of commercial paper totaling approximately $47 million, partially reduced by the maturity of asset backed notes totaling $273 million.

        In March of 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, which includes a provision allowing bonus depreciation on certain depreciable assets acquired after September 10, 2001 and before September 11, 2004. In May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which increased the rate of bonus depreciation for assets acquired after May 5, 2003 and extended the benefit of this increased rate to assets acquired through December 31, 2004. The Acts significantly increase the amount of tax basis depreciation that can be claimed on the Company’s federal and some state tax returns. Also, during 2003 and 2002, the Company utilized a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments.

        The Company estimates the Acts will eliminate the payment of most cash income taxes through 2004 and has allowed it to carry back these benefits to obtain refunds of taxes paid in prior years, of which approximately $67 million was received in 2003. No additional material tax refunds are anticipated. The Acts improve the Company’s liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Company estimates the Like-Kind Exchange Program will extend the period in which it will pay reduced cash income taxes beyond 2004, when the bonus depreciation provision included in the Acts expire. The Like-Kind Exchange Program will also significantly increase the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. During seasonally low fleet periods, the Company will carry higher restricted cash balances and maintain higher debt as compared to periods prior to utilizing the Like-Kind Exchange Program. At December 31, 2003, restricted cash and investments totaled $536.5 million, increasing $201.7 million for the year ended December 31, 2003. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.

Share Repurchase Program

        On July 30, 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares over a two-year period. During 2003, the Company repurchased 236,000 shares of common stock at an average price of $24.62 per share totaling approximately $5.8 million.

Contractual Obligations and Commitments

        The Company has various contractual commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles, the renewal of its 364-day bank facilities and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2003:

	Payments due or commitment expiration by period (in thousands)
	2004	2005-2006	2007-2008	Beyond 2008	Total

Contractual cash obligations:
Long-term debt (1)	$269,036	$899,714	$312,500	$-	$1,481,250
Commercial paper outstanding (1)	355,296	-	-	-	355,296
Other short-term borrowings (1)	606,233	-	-	-	606,233

Subtotal - Vehicle debt and obligations	1,230,565	899,714	312,500	-	2,442,779

Operating lease commitments	30,962	48,550	38,021	53,838	171,371
Airport concession fee commitments	43,784	79,044	55,633	83,809	262,270
Vehicle purchase commitments	1,107,725	-	-	-	1,107,725
Other Commitments	8,590	12,765	10,000	10,000	41,355

Total contractual cash obligations	$2,421,626	$1,040,073	$416,154	$147,647	$4,025,500

Other commercial commitments:
Letters of credit	$109,914	$56,000	$-	$-	$165,914

(1)   Further discussion of long-term debt, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts exclude related discounts, where applicable.

        Asset Backed Notes

        The asset backed note program is comprised of $1.48 billion in asset backed notes with maturities ranging from 2004 to 2007. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 3.64% to 7.10% on $1.30 billion, including certain floating rate notes swapped to fixed rates, and at floating rates on $186.1 million ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $494 million at December 31, 2003.

        In March 2003, Rental Car Finance Corp. issued $375 million of asset backed notes (the “2003 Series Notes”) to replace maturing asset backed notes and provide additional vehicle financing capacity. The 2003 Series Notes are floating rate notes that have a term of four years. In conjunction with the issuance of the 2003 Series Notes, the Company also entered into an interest rate swap agreement to convert this floating rate debt to a fixed rate.

        Conduit Facility

        In March 2003, a participating bank increased its commitment in the Conduit Facility increasing the existing $250 million facility to $275 million. In December 2003, the Conduit Facility was extended to April 1, 2004. Effective April 1, 2004, the Conduit Facility is expected to be renewed for a 364-day period. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually.

        Commercial Paper Program and Liquidity Facility

        At December 31, 2003, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $554 million supported by a $485 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2003, the Company had $354.7 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the third quarter of 2003 when it reached $463 million to support the seasonal increase in vehicle fleet.

        The Commercial Paper Program is expected to be renewed for a 364-day period effective April 1, 2004, backed by a renewal of the Liquidity Facility.

        Vehicle Debt and Obligations

        The Company finances its Canadian vehicle fleet through a fleet securitization program which began in February 1999. This program was amended in March 2003, increasing the vehicle financing up to CND$200 million funded through a bank commercial paper conduit and extending the maturity date to December 2004. The Company expects to renew this program in late 2004. At December 31, 2003, DTG Canada had approximately CND$112.4 million (US$86.7 million) funded under this program.

        Vehicle manufacturer and bank lines of credit provided $401 million in capacity at December 31, 2003, an increase of approximately $17 million from December 31, 2002. Borrowings of $244.5 million were outstanding under these lines at December 31, 2003. These lines of credit are secured by the vehicles financed under these facilities and are primarily renewable annually. The Company expects to continue using these sources of vehicle financing in 2004 and future years.

        Revolving Credit Facility

        The Company has a $215 million senior secured, revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. Working capital borrowings under the Revolving Credit Facility are limited to $70 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a minimum net worth, a minimum level of adjusted EBITDA, a maximum leverage ratio, a minimum fixed charge coverage ratio, a minimum interest coverage ratio and the restriction of cash dividends and share repurchases. In March 2003, the Company completed an amendment of the Revolving Credit Facility affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. In July 2003, the Company completed another amendment of the Revolving Credit Facility, which among other provisions, allowed the Company to retain the higher limitation for franchisee acquisitions during 2003. At December 31, 2003, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $159.8 million and no working capital borrowings. The Company has increased the use of letters of credit to support insurance programs, interest rate swaps and asset backed vehicle financing programs. In early 2004, the Company received bank consent which further reduces restrictions relating to franchisee acquisitions in the Revolving Credit Facility. As of December 31, 2003, the Company is in compliance with all covenants. The Revolving Credit Facility matures in August, 2005; however, the Company expects this facility to be renewed and extended during 2004.

        Debt Servicing Requirements

        The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2003, the Company’s total consolidated debt and other obligations were approximately $2.4 billion, all of which was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments of approximately $1.2 billion in 2004, $604 million in 2005, $296 million in 2006 and $313 million in 2007.

        The Company intends to use cash generated from operations and from the sale of vehicles for debt service and, subject to restrictions under its debt instruments, to make capital investments. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and with cash generated from operations. The Company expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

        The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2003, various insurance companies had issued $42.3 million in bonds and various banks had issued $62.3 million in letters of credit to secure these obligations.

        Interest Rate Risk

        The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2004, approximately 45% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

Inflation

        The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company’s other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company’s overall operating costs will be greater for the Company than for its competitors.

Critical Accounting Policies and Estimates

        As with most companies, the Company must exercise judgment in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company may self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The obligation for public liability and property damage represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level. The Company records public liability and property damage expense on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on the services of an independent third party actuary and internal analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible, but the potential volatility of these estimates is reduced due to the frequency of internal reviews and reviews by the third party actuary and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 75% to 85% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 15% to 25% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition and the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months and the Company has generally experienced gains on disposal. However, recent declines in used car market prices have resulted in a corresponding decline in these gains or increase in losses, as experienced in late 2002 and continuing throughout much of 2003. Many factors affect the market value of used cars including increasing use of incentives and zero-percent financing by automobile manufacturers for new vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A three percent change in the expected residual value of Non-Program Vehicles sold during 2003 would have impacted vehicle depreciation expense, net by $10.7 million.

Bad debt expense – The Company maintains an allowance for doubtful accounts and charges bad debt expense for estimated losses resulting from the inability of franchisees to make required payments. Management reviews monthly the individual accounts of franchisees with past due balances to determine the likelihood of collectibility and the amount of bad debt expense, if any, required for a particular franchisee. Factors considered include the aging and magnitude of past due amounts, the franchisees’ operating and credit history, market conditions, operating plan and available collateral. The Company records a reserve for the potential amounts owed by its franchisees that will not be collected when the amount of the loss is probable and can be reasonably estimated. Accounts are typically charged off at the point the Company reaches settlement or no longer pursues collection. The likelihood that results may materially differ from amounts estimated is possible due to circumstances outside the franchisees’ or the Company’s control with respect to economic, industry or other external conditions. In addition, as the Company continues to acquire franchisees in larger markets, the corresponding receivables and risk of collectibility from franchisees will continue to decline.

New Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Since the Company formally communicated the reorganization plans in December 2002, the Company applied the provisions of EITF No. 94-3 rather than electing to early adopt SFAS No. 146. Differences in accounting treatment between these two standards were not material as it related to the Company’s reorganization. The Company adopted the provisions of SFAS No. 146 as required on January 1, 2003. Adoption of SFAS No. 146 did not to have a material effect on the consolidated financial statements of the Company.

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”)”. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified beginning in 2003. The disclosure requirements are effective for interim or annual financial statements beginning on December 31, 2002. The Company adopted the provisions of FIN 45 as required on January 1, 2003. Adoption of FIN 45 did not have a material effect on the consolidated financial statements of the Company.

        EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, is applicable for the Company in relation to accounting for purchase and promotional incentives. The Company adopted EITF 02-16 in the fourth quarter of 2003 due to an amendment to the Company’s vehicle supply agreement.

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”) an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad will be initially consolidated in the Company’s financial statements beginning with the quarter ending March 31, 2004. Thrifty National Ad is a separate entity organized for the purpose of conducting the advertising and promotion programs for the Thrifty Car Rental brand as directed by the Thrifty Car Rental franchisee network and representatives of the Company. The total assets of Thrifty National Ad were approximately $6 million as of December 31, 2003 and its net income was approximately $3 million for the year then ended. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on revenues. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

        SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued and effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and requires prospective accounting treatment. This standard had no impact on the Company’s consolidated financial statements.

Outlook for 2004

        The Company expects continued growth in travel in 2004 as the economy improves. The airline industry is expected to add capacity in 2004 to accommodate an expected increase in travel demand. Pricing trends in 2004 remain uncertain. The Company’s corporate operations should continue to benefit from franchisee acquisitions in 2004. Leasing revenue is expected to decline as a result of franchisee acquisitions and from continued competition with the Company’s leasing program. The used car market has stabilized which will allow for lower vehicle depreciation costs for Non-Program Vehicles. Attractive 2004 model year programs resulting from excess automobile manufacturing capacity should also provide lower costs for Program Vehicles. The new operating model and organizational structure will provide increased efficiencies. The Company will make additional investment in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (refer to Note 11 to the consolidated financial statements). All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet. The fair value of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counter parties.

Expected Maturity Dates as of December 31, 2003	2004	2005	2006	2007	Total	Fair Value December 31, 2003

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$861,721	$477,802	$295,833	$312,500	$1,947,856	$1,947,301

Weighted average interest rates	1.99%	3.31%	4.34%	5.23%

Vehicle debt and obligations - fixed rates	$269,036	$126,079	$-	-	$395,115	$410,910

Weighted average interest rates	6.22%	6.67%	-	-

Vehicle debt and obligations - Canadian dollar denominated	$99,808	$-	$-	$-	$99,808	$99,808

Weighted average interest rates	3.27%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$-	$291,667	$295,833	$312,500	$900,000	$933,087
Average pay rate		5.28%	5.53%	3.64%
Average receive rate		2.70%	3.80%	4.55%

(1)  Floating rate vehicle debt and obligations include the $350 million Series 2001 Notes, $175 million relating to the Series 2002 Notes and the $375 million
           Series 2003 Notes swapped from floating interest rates to fixed interest rates.

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

        Interest rate sensitivity – Based on the Company’s level of floating rate debt, excluding notes with floating interest rates swapped to fixed interest rates and Canadian floating rate vehicle debt, at December 31, 2003, a 50 basis point fluctuation in interest rates would have an approximate $6 million impact on the Company’s expected pretax income. In 2003, the Company has higher floating rate debt due to a change in the composition of floating rate and fixed rate debt, thus, impacting the Company’s sensitivity to floating rate debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets effective January 1, 2002 due to adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
March 12, 2004

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands Except Per Share Data)

	2003	2002	2001
REVENUES:
Vehicle rentals	$1,014,121	$897,384	$821,834
Vehicle leasing	144,368	168,792	162,204
Fees and services	54,149	56,237	56,057
Other	15,248	10,781	10,075

Total revenues	1,227,886	1,133,194	1,050,170

COSTS AND EXPENSES:
Direct vehicle and operating	515,273	416,954	401,417
Vehicle depreciation and lease charges, net	396,497	367,752	354,394
Selling, general and administrative	189,575	177,562	169,599
Interest expense, net of interest income of $4,640, $4,975 and $6,570	89,296	93,427	92,365
Amortization of goodwill	-	-	6,178

Total costs and expenses	1,190,641	1,055,695	1,023,953

INCOME BEFORE INCOME TAXES	37,245	77,499	26,217

INCOME TAX EXPENSE	17,405	30,668	12,380

NET INCOME	$19,840	$46,831	$13,837

Earnings per share:
Basic	$0.81	$1.93	$0.57

Diluted	$0.78	$1.88	$0.57

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(In Thousands Except Share and Per Share Data)

	2003	2002
ASSETS:
Cash and cash equivalents	$192,006	$143,485
Restricted cash and investments	536,547	334,849
Receivables, net	163,465	236,511
Prepaid expenses and other assets	67,375	59,785
Revenue-earning vehicles, net	2,136,719	2,006,644
Property and equipment, net	97,939	92,181
Income taxes receivable	-	61,314
Software and other intangible assets, net	14,587	15,381
Goodwill	203,861	165,327

	$3,412,499	$3,115,477

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$48,515	$53,660
Accrued liabilities	171,148	163,890
Deferred income tax liability	160,923	134,637
Public liability and property damage	56,294	39,506
Vehicle debt and obligations	2,442,162	2,224,303

Total liabilities	2,879,042	2,615,996

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 25,196,941 and 24,599,890 issued, respectively, and 24,960,941 and 24,599,890 outstanding, respectively	252	246
Additional capital	729,306	717,081
Accumulated deficit	(170,947)	(190,787)
Accumulated other comprehensive loss	(19,345)	(27,059)
Treasury stock, at cost (236,000 shares)	(5,809)	-

Total stockholders’ equity	533,457	499,481

	$3,412,499	$3,115,477

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 31, 2001	24,191,893	$242	$710,320	$(251,455)	$(968)	-	$-	$458,139
Issuance of common shares for director compensation	3,828	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	12,562	-	162	-	-	-	-	162
Stock option transactions	102,074	1	2,035	-	-	-	-	2,036
Performance share incentive plan:
Purchase of common stock for the treasury	-	-	-	-	-	(167,241)	(3,615)	(3,615)
Issuance of common stock in settlement of vested performance shares:
Common stock	459	-	-	-	-	-	-	-
Treasury stock transferred to deferred compensation plan	-	-	(3,615)	-	-	167,241	3,615	-
Comprehensive income:
Net income	-	-	-	13,837	-	-	-	13,837
Interest rate swap	-	-	-	-	(6,758)	-	-	(6,758)
Foreign currency translation	-	-	-	-	(540)	-	-	(540)

Total comprehensive income	-	-	-	13,837	(7,298)	-	-	6,539

BALANCE, DECEMBER 31, 2001	24,310,816	243	708,962	(237,618)	(8,266)	-	-	463,321
Issuance of common shares for director compensation	3,320	-	67	-	-	-	-	67
Issuance of common shares for 401(k) company match	80,116	1	1,589	-	-	-	-	1,590
Stock option transactions	205,638	2	3,925	-	-	-	-	3,927
Performance share incentive plan	-	-	2,538	-	-	-	-	2,538
Comprehensive income:
Net income	-	-	-	46,831	-	-	-	46,831
Interest rate swap	-	-	-	-	(18,855)	-	-	(18,855)
Foreign currency translation	-	-	-	-	62	-	-	62

Total comprehensive income	-	-	-	46,831	(18,793)	-	-	28,038

BALANCE, DECEMBER 31, 2002	24,599,890	246	717,081	(190,787)	(27,059)	-	-	499,481
Issuance of common shares for director compensation	3,040	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	102,219	1	2,059	-	-	-	-	2,060
Stock option transactions	446,844	5	7,929	-	-	-	-	7,934
Purchase of common stock for the treasury	-	-	-	-	-	(236,000)	(5,809)	(5,809)
Performance share incentive plan	-	-	1,723	-	-	-	-	1,723
Issuance of common stock in settlement of vested performance shares	40,019	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	454	-	-	-	-	454
Issuance of common shares	4,929	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	19,840	-	-	-	19,840
Interest rate swap	-	-	-	-	5,430	-	-	5,430
Foreign currency translation	-	-	-	-	2,284	-	-	2,284

Total comprehensive income	-	-	-	19,840	7,714	-	-	27,554

BALANCE, DECEMBER 31, 2003	25,196,941	$252	$729,306	$(170,947)	$(19,345)	(236,000)	$(5,809)	$533,457

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,840	$46,831	$13,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	385,716	369,875	347,241
Non-vehicle depreciation	15,382	14,418	13,581
Net (gains)/losses from disposition of revenue-earning vehicles	1,925	(10,244)	(13,752)
Amortization	5,637	4,418	9,823
Writedown of software	-	1,929	-
Common stock option transactions	-	-	40
Performance share incentive plan	2,177	2,538	-
Net losses from sale of property and equipment	104	193	-
Provision for losses on receivables	4,729	8,258	21,790
Deferred income taxes	22,815	124,375	12,810
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	61,314	(53,165)	(8,149)
Receivables	110,154	38,488	21,216
Prepaid expenses and other assets	(1,728)	10,675	(1,129)
Accounts payable and accrued liabilities	8,213	48,290	(45,930)
Public liability and property damage	16,788	16,367	(12,230)
Other	1,036	179	(367)

Net cash provided by operating activities	654,102	623,425	358,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,441,116)	(3,399,323)	(2,815,783)
Proceeds from sales	2,906,260	2,472,771	2,421,568
Net change in restricted cash and investments	(201,698)	(286,759)	(17,330)
Property, equipment and software:
Purchases	(22,423)	(11,410)	(32,256)
Proceeds from sales	39	36	483
Acquisition of businesses, net of cash acquired	(36,882)	(261)	(2,271)

Net cash used in investing activities	(795,820)	(1,224,946)	(445,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	5,370,679	6,559,751	7,667,314
Payments	(5,179,583)	(5,852,312)	(7,574,773)
Issuance of common shares	10,054	5,584	2,218
Purchase of common stock for the treasury	(5,809)	-	(3,615)
Financing issue costs	(5,102)	(5,549)	(5,297)

Net cash provided by financing activities	190,239	707,474	85,847

CHANGE IN CASH AND CASH EQUIVALENTS	48,521	105,953	(961)
CASH AND CASH EQUIVALENTS:
Beginning of year	143,485	37,532	38,493

End of year	$192,006	$143,485	$37,532

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In Thousands)

	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):

Income taxes to (from) taxing authorities	$(67,236)	$(41,236)	$7,125

Interest	$88,581	$93,348	$94,244

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$60	$67	$60

Receivables from capital lease of vehicles to franchisees	$42,222	$86,007	$57,963

Deferred income on capital lease of vehicles to franchisees	$-	$177	$401

Acquisition of franchises	$-	$-	$422

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

Effective January 1, 2003, the Company realigned its corporate operating structure from a brand structure to a functional structure combining the management of operations and administrative functions for both the Dollar and Thrifty brands. Due to the realignment, the Company will no longer report Dollar and Thrifty as operating segments. Consistent with the new structure, management will make business and operating decisions on an overall company basis. Financial results are no longer available by brand.

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company to Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG Canada has a partnership agreement with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. Intercompany accounts and transactions have been eliminated in consolidation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – The Company, through its Dollar and Thrifty brands, is engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores and in the business of leasing vehicles to their franchisees for use in the daily vehicle rental business throughout the United States and Canada, as well as selling vehicle rental franchises worldwide and providing sales and marketing, reservations, data processing systems, insurance and other services to their franchisees. RCFC and DTFC provide vehicle financing services to the Company.

Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ materially from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds are restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle disposals. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $3,214,000, $3,200,000 and $3,531,000, for 2003, 2002 and 2001, respectively, and remains in restricted cash and investments.

Allowance for Doubtful Accounts – An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Financing Issue Costs – Financing issue costs related to vehicle debt and the Revolving Credit Facility are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

Revenue-Earning Vehicles – Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 75% to 85% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 15% to 25% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Depreciation rates generally range from 0.83% to 3.27% per month.

Property and Equipment – Property and equipment are recorded at cost and are depreciated or amortized using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from ten to thirty years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the lives of the related leases.

Software and Other Intangible Assets – Software and other intangible assets are recorded at cost and amortized using the straight-line method primarily over five years. The remaining useful life of all software and other intangible assets is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

Goodwill – The excess of acquisition costs over the fair value of net assets acquired is recorded as goodwill. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but instead is tested for impairment at least annually (Note 9). Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was amortized using the straight-line method over forty and twenty year periods.

Long–Lived Assets – The Company reviews the value of long-lived assets, including software and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows. In connection with the reorganization (Note 19), Thrifty recorded a writeoff of $1,929,000 in 2002 for certain software costs, which were not to be utilized.

Accounts Payable – Disbursements in excess of bank balances of $15,546,000 and $16,713,000 are included in accounts payable at December 31, 2003 and 2002, respectively.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In March 2003, June 2002 and March 2001, the Company entered into interest rate swap agreements, which qualify for hedge accounting treatment under SFAS No. 133 (Note 11).

Public Liability and Property Damage – Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2003.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of stockholders’ equity and comprehensive income.

Income Statement Presentation – The Company has not separately disclosed the costs and expenses related to its company-owned and franchised operations that correspond with the Company’s revenue-generating activities such as vehicle rental and vehicle leasing reflected in the Consolidated Statements of Income since certain of such costs and expenses have not been separately identified in the Company’s financial systems and it is not practicable to separate or disclose them in a reasonable and consistent manner.

Revenue Recognition – Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. Revenues from leasing vehicles to franchisees are principally under operating leases with fixed monthly payments and are recognized as earned over the lease terms. Revenues from fees and services include providing sales and marketing, reservations, information systems and other services to franchisees. Revenues from these services are generally based on a percentage of franchisee rental revenue or upon providing reservations and are recognized as earned on a monthly basis. Initial franchise fees, which are recorded to other revenues, are recognized upon substantial completion of all material services and conditions of the franchise sale, which coincides with the date of sale and commencement of operations by the franchisee.

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $32,832,000, $28,074,000 and $28,781,000, for 2003, 2002 and 2001, respectively.

Thrifty’s primary advertising is conducted by a historically unconsolidated affiliated entity, Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”). The Company will consolidate Thrifty National Ad beginning with the quarter ending March 31, 2004 in accordance with FASB Interpretation No. 46(R) (See “New Accounting Standards”). Thrifty made payments of $7,187,000, $4,154,000 and $3,447,000 in 2003, 2002 and 2001, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services such as information technology and accounting services, totaling $2,586,000, $2,565,000 and $2,757,000 during 2003, 2002 and 2001, respectively, which are recorded as offsets to selling, general and administrative expense. The scope and related charges for these services are negotiated on an annual basis between the Company’s management and designated franchisee members of Thrifty National Ad.

Environmental Costs – The Company’s operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Contingent Rent – The Company recognizes contingent rent expense associated with certain airport concession agreements monthly as incurred since the Company’s achievement of the annual targeted qualifying revenues is probable.

Income Taxes – U.S. operating results are included in the Company’s consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company has utilized the treasury stock method.

Stock-Based Compensation – Prior to January 1, 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, was measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share and restricted stock plans was recorded based upon the current market value of the Company’s stock at the end of each period. The Company has provided the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” for stock-based compensation grants made through December 31, 2002.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. The Company did not issue stock options in 2003.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance share and restricted stock awards, in each period presented (in thousands):

	December 31,

	2003		2002	2001

Net income, as reported		$19,840	$46,831	$13,837

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects		1,154	1,533	-

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects		(2,072)	(4,207)	(2,286)

Pro forma net income		$18,922	$44,157	$11,551

Earnings per share:
Basic, as reported		$0.81	$1.93	$0.57

Basic, pro forma		$0.77	$1.82	$0.48

Diluted, as reported		$0.78	$1.88	$0.57

Diluted, pro forma		$0.75	$1.77	$0.47

	December 31,

	2003		2002	2001

Risk-free interest rate	-		4.46%	4.33%

Expected volatility	-		54.57%	56.43%

Weighted-average expected life of awards	-		5 years	6 years

Dividend payments	-		-	-

New Accounting Standards – In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company adopted the provisions of SFAS No. 143 as required on January 1, 2003. Adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability or a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF No. 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. Since the Company formally communicated the reorganization plans in December 2002 (Note 19), the Company applied the provisions of EITF No. 94-3 rather than electing to early adopt SFAS No. 146. Differences in accounting treatment between these two standards were not material as it related to the Company’s reorganization. The Company adopted the provisions of SFAS No. 146 as required on January 1, 2003. Adoption of SFAS No. 146 did not have a material effect on the consolidated financial statements of the Company.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”)”. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified beginning in 2003. The disclosure requirements are effective for interim or annual financial statements beginning on December 31, 2002. The Company adopted the provisions of FIN 45 as required on January 1, 2003. Adoption of FIN 45 did not have a material effect on the consolidated financial statements of the Company.

EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, is applicable for the Company in relation to accounting for purchase and promotional incentives. The Company adopted EITF 02-16 in the fourth quarter of 2003 due to an amendment to the Company’s vehicle supply agreement (Note 3).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”) an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad will be consolidated in the Company’s financial statements beginning with the quarter ending March 31, 2004. Thrifty National Ad is a separate entity organized for the purpose of conducting the advertising and promotion programs for the Thrifty Car Rental brand as directed by the Thrifty Car Rental franchisee network and representatives of the Company. The total assets of Thrifty National Ad were approximately $6 million as of December 31, 2003 and its net income was approximately $3 million for the year then ended. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on revenues. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was issued and effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and requires prospective accounting treatment. This standard had no impact on the Company’s consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the classifications used in 2003.

Beginning July 1, 2003, the Company reclassified the amortization of certain vehicle manufacturers’ purchase incentives totaling $26,896,000 to vehicle depreciation and lease charges, net. Previously such amortization was recorded as offsets against direct vehicle and operating expense. Amounts of $13,008,000 and $11,500,000 for the comparable periods in the consolidated financial statements for 2002 and 2001, respectively, have been reclassified to conform to the classifications used in the consolidated financial statements in 2003. These reclassifications had no impact on revenues or net income.

3.       CHANGE IN ACCOUNTING FOR PROMOTIONAL PAYMENTS

As discussed in Note 6, the Company changed its method of accounting for Promotional Payments received under its Vehicle Supply Agreement (“VSA”). In October, 2003, the Company amended its VSA and implemented the provisions of EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” Under EITF 02-16, effective with the amendment to the VSA, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 months vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change is to be accounted for prospectively as a change in estimate. Accordingly, there is no cumulative effect of a change in accounting method and the Company incurred additional direct vehicle and operating expense of $26,598,000, partially offset by reduced vehicle depreciation expense of $4,476,000 in the quarter ended December 31, 2003. The effect of this change was to reduce income before income taxes for the year ended December 31, 2003 by $22,122,000 and net income by $13,273,000 or $0.52 per diluted share.

4.       ACQUISITIONS

During 2003, the Company acquired certain assets and assumed certain liabilities relating to 59 locations from former franchisees in Hawaii, Manchester, Atlanta, Houston, Las Vegas, Memphis, Detroit, Cleveland, Miami, Ft. Lauderdale, West Palm Beach, Hartford, Ontario, California; and Edmonton, Alberta, Canada for the Thrifty brand and the master franchise rights in Canada for the Dollar brand. During 2002, Thrifty acquired certain assets and assumed certain liabilities of 31 locations from former franchisees, the largest being the Boston, Denver, Baltimore and Washington, D.C. airport locations. Additionally, Dollar acquired certain assets and assumed certain liabilities from a former franchisee in Louisville, Kentucky. During 2001, Thrifty acquired certain assets and assumed certain liabilities of 19 locations from four former franchisees, the largest being the Dallas and San Francisco airport locations. Total cash paid, net of cash acquired, for these acquisitions was $36,882,000, $261,000 and $2,271,000 in 2003, 2002 and 2001, respectively. The goodwill recognized in these transactions totaled $37,802,000, $255,000 and $2,351,000 in 2003, 2002 and 2001, respectively, all of which is amortizable for tax purposes. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the years ended December 31, 2003, 2002 and 2001, are included in the consolidated statements of income of the Company.

5.       RECEIVABLES

Receivables consist of the following:

	December 31,

	2003	2002
	(In Thousands)
Trade accounts receivable	$96,176	$101,364
Notes receivable	3,010	7,485
Financing receivables, net	8,321	67,845
Due from DaimlerChrysler	68,721	79,346

	176,228	256,040
Less: Allowance for doubtful accounts	(12,763)	(19,529)

	$163,465	$236,511

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

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income of $135,000 and $619,000 at December 31, 2003 and 2002, respectively.

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.

6.       REVENUE-EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2003	2002
	(In Thousands)
Revenue-earning vehicles	$2,320,618	$2,190,667
Less accumulated depreciation	(183,899)	(184,023)

	$2,136,719	$2,006,644

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and expired in July 2001. In June 2000, the Company entered into a new vehicle supply agreement with DaimlerChrysler, which enabled the Company to acquire revenue-earning vehicles beginning with the 2002 model year through the 2006 model year. In October 2002, the Company finalized a new vehicle supply agreement (the “VSA”) with DaimlerChrysler. The VSA enables the Company to acquire revenue-earning vehicles through the 2007 model year. Following the amendment to the VSA in October 2003 (Note 3), the Company is required to purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 83% will be Program Vehicles and 17% will be Non-Program Vehicles for the 2004 model year. The original terms of the VSA will be effective beginning with the 2005 model year. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue–earning vehicles from DaimlerChrysler were $3,026,386,000, $2,820,480,000 and $2,499,355,000 during 2003, 2002 and 2001, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to direct vehicle and operating expense in the consolidated statements of income. Promotional payments under the VSA received through September 30, 2003 have been amortized on a straight-line basis over the respective model year to which the promotional payments relate and were recorded in Due from DaimlerChrysler as earned. As discussed in Note 3, the Company implemented the provisions of EITF 02-16 effective with the amendment to the VSA in October 2003, and began recognizing these promotional payments as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments received from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $732,320,000, $559,696,000 and $474,602,000 in 2003, 2002 and 2001, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $107,048,000, $80,197,000 and $78,749,000 in 2003, 2002 and 2001, respectively, and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet.

The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $8,856,000, $8,121,000 and $20,905,000 for 2003, 2002 and 2001, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next three years for vehicles under operating leases with terms greater than one year total $7,172,000.

7.       PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2003	2002
	(In Thousands)
Land	$14,272	$13,748
Buildings and improvements	18,559	17,543
Furniture and equipment	64,038	58,278
Leasehold improvements	83,938	77,938
Construction in progress	8,613	5,872

	189,420	173,379
Less accumulated depreciation and amortization	(91,481)	(81,198)

	$97,939	$92,181

8.       SOFTWARE AND OTHER INTANGIBLE ASSETS

	December 31,

	2003	2002
	(In Thousands)
Software and other intangible assets	$34,629	$31,064
Less accumulated amortization	(20,042)	(15,683)

	$14,587	$15,381

The aggregate amortization expense recognized for software and other intangible assets was $5,637,000, $4,381,000 and $3,251,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate amortization expense for each of the next five years is as follows: $4,900,000, $3,700,000, $3,100,000, $1,700,000 and $700,000.

9.       GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002, are as follows:

	December 31,

	2003	2002
	(In Thousands)
Beginning balance	$165,327	$165,059
Goodwill through acquisitions during year	37,802	255
Effect of change in rates used for foreign currency translation	732	13

Ending balance	$203,861	$165,327

The following table provides the comparable effects of adoption of SFAS No. 142 (in thousands, except per share data):

	For the Year Ended December 31,

	2003	2002	2001

Reported net income	$19,840	$46,831	$13,837
Add back: goodwill amortization, net of income tax expense	-	-	5,577

Adjusted net income	$19,840	$46,831	$19,414

Basic earnings per share:
Reported net income	$0.81	$1.93	$0.57
Goodwill amortization, net of income tax expense	-	-	0.23

Adjusted net income	$0.81	$1.93	$0.80

Diluted earnings per share:
Reported net income	$0.78	$1.88	$0.57
Goodwill amortization, net of income tax expense	-	-	0.23

Adjusted net income	$0.78	$1.88	$0.80

10.     VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2003	2002

Asset backed notes:
2003 Series notes	$375,000	$-
2002 Series notes	350,000	350,000
2001 Series notes	350,000	350,000
1999 Series notes	206,250	250,000
1997 Series notes	200,000	429,614

	1,481,250	1,379,614
Discounts on asset backed notes	(62)	(149)

Asset backed notes, net of discount	1,481,188	1,379,465
Conduit Facility	275,000	250,000
Commercial paper, net of discount of $555 and $586	354,741	308,048
Other vehicle debt	244,539	227,834
Limited partner interest in limited partnership	86,694	58,956

Total vehicle debt and obligations	$2,442,162	$2,224,303

Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in March 2003 (the “2003 Series notes”), June 2002 (the “2002 Series notes”), March 2001 (the “2001 Series notes”), April 1999 (the “1999 Series notes”) and December 1997 (the “1997 Series notes”).

The 2003 Series notes are floating rate notes that were converted to a fixed rate of 3.64% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 2002 Series notes are floating rate notes with an interest rate of LIBOR plus 0.64% (1.79% and 2.07% at December 31, 2003 and 2002, respectively). In conjunction with the issuance of the 2002 Series notes, the Company entered into an interest rate swap agreement (Note 11) to convert one-half of this floating rate debt to a fixed rate of 4.77%.

The 2001 Series notes are floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 5.9% to 7.1%.

The 1997 Series notes are comprised of $188,865,000 and $396,210,000 of fixed rate notes outstanding at the end of 2003 and 2002, respectively, with rates ranging from 6.60% to 6.70% and $11,135,000 and $33,404,000 of floating rate notes outstanding at the end of 2003 and 2002, respectively, with interest rates of LIBOR plus 1.05% (2.21% at December 31, 2003) and LIBOR plus 0.95% to LIBOR plus 1.05% (2.39% to 2.49% at December 31, 2002).

The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. In 2002, letters of credit issued on behalf of DaimlerChrysler also served as collateral for the asset backed notes. These letters of credit expired on December 23, 2002 and were replaced with letters of credit under the Revolving Credit Facility. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or other letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The asset backed notes mature from 2004 through 2007 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

Conduit Facility –In March 2003, a participating bank increased its commitment in the asset backed Variable Funding Note Purchase Facility (the “Conduit”) increasing the existing $250,000,000 facility to $275,000,000. In December 2003, the Conduit was extended to April 1, 2004. Effective April 1, 2004, the Conduit is expected to be renewed for a 364-day period. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market–based commercial paper rates (1.57% and 1.68% at December 31, 2003 and 2002). The Company had $275,000,000 and $250,000,000 outstanding under the Conduit at December 31, 2003 and 2002, respectively.

Commercial Paper represents borrowings under a $554,000,000 Commercial Paper Program as a part of the existing asset backed note program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $485,000,000 Liquidity Facility to support the Commercial Paper Program. The Commercial Paper Program is expected to be renewed for a 364-day period effective April 1, 2004, backed by a renewal of the Liquidity Facility. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 1.14% to 1.16% at December 31, 2003 and 1.43% to 1.47% at December 31, 2002 and matures within 45 days of December 31, 2003.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $290,000,000 from vehicle manufacturers at December 31, 2003, and $111,300,000 in capacity from U.S. and Canadian banks at December 31, 2003. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 3.80% and 4.67% at December 31, 2003 and 2002, respectively. These lines of credit are primarily renewable annually.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner in the Partnership. The Partnership Agreement has a five-year term, subject to extension, with the purpose to purchase, own, lease and rent vehicles throughout Canada. The Limited Partner has committed to funding approximately CND$200,000,000 (approximately US$154,280,000 at December 31, 2003) to the Partnership, which is funded through issuance and sale of notes in the Canadian commercial paper market.

DTG Canada, as General Partner, is allocated the remainder of the partnership net income after distribution of the income share of the Limited Partner, which amounted to $3,011,000, $1,872,000 and $2,863,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants. DTG Canada was in compliance with all such covenants and requirements at December 31, 2003.

Expected repayments of vehicle debt and obligations outstanding at December 31, 2003 are as follows:

	2004	2005	2006	2007
	(In Thousands)

Asset backed notes	$269,036	$603,881	$295,833	$312,500
Conduit Facility	275,000	-	-	-
Commercial paper	355,296	-	-	-
Other vehicle debt	244,539	-	-	-
Limited partner interest	86,694	-	-	-

Total	$1,230,565	$603,881	$295,833	$312,500

Revolving Credit Facility

The Company has a five-year, $215,000,000 Senior Secured Revolving Credit Facility (the “Revolver”) that expires August 2005. The Revolver originally provided sublimits up to $190,000,000 for letters of credit and up to $70,000,000 for working capital borrowings. In December 2002, the Company amended the Revolver to increase the sublimit for letters of credit from $190 million to $215 million, while retaining the $70 million sublimit on working capital borrowings and the total Revolver commitment of $215 million. In March 2003, the Company completed an amendment of the Revolver affecting a financial covenant, which also included limiting expenditures for non-vehicle capital assets and franchisee acquisitions if certain covenant levels are not maintained. In July 2003, the Company completed another amendment of the Revolver, which among other provisions, allowed the Company to retain the higher limitation for franchisee acquisitions during 2003 (Note 21). As of December 31, 2003, the Company is required to pay a 0.375% commitment fee on the unused available line, a 2.00% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolver are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolver is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolver contains various restrictive covenants, including maintenance of certain financial ratios consisting of minimum net worth, adjusted EBITDA, fixed charge, leverage and interest coverage ratios and the restriction of cash dividends and share repurchases. The Company is in compliance with all covenants. The Company had letters of credit of $159,832,000 and $168,168,000 and no working capital borrowings outstanding under the Revolver at December 31, 2003 and 2002, respectively.

11.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2003, to convert variable interest rates on a total of $900 million in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2007, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $33,087,000 and $41,988,000 at December 31, 2003 and 2002, respectively. The Company recorded the related income of $5,430,000 for 2003 and related losses of $18,855,000 and $6,758,000 in 2002 and 2001, respectively, which is net of income taxes, in comprehensive income on the consolidated statement of stockholders’ equity. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $15,128,000 of the existing deferred loss at December 31, 2003 is expected to be reclassified to the consolidated statements of income within the next twelve months.

12.     STOCKHOLDERS’ RIGHTS PLAN

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

13.     EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2003	2002	2001
	(In Thousands, Except Share and Per Share Data)
Net Income	$19,840	$46,831	$13,837

Basic EPS:
Weighted average common shares	24,537,787	24,274,985	24,103,838

Basic EPS	$0.81	$1.93	$0.57

Diluted EPS:
Weighted average common shares	24,537,787	24,274,985	24,103,838

Shares contingently issuable:
Stock options	325,686	287,212	195,197
Performance awards	265,605	120,000	-
Shares held for compensation plans	197,179	164,759	157,205
Director compensation shares deferred	67,324	47,425	31,303

Shares applicable to diluted	25,393,581	24,894,381	24,487,543

Diluted EPS	$0.78	$1.88	$0.57

Options to purchase 107,900, 1,048,300 and 2,136,046 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

14.     EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. Effective January 1, 2002, the Company matched 100% up to 6% of the employee’s eligible compensation, subject to statutory limitations, of which 50% is in cash and 50% is in company stock and continued this matching level for 2003. The Company stock match is immediately available for transfer or sale at the employee’s discretion. Employee contributions were matched in cash by the Company to the extent of 75% up to 6% of the employee’s eligible compensation in 2001. Contributions expensed by the Company totaled $3,295,000, $4,066,000 and $2,933,000 in 2003, 2002 and 2001, respectively.

Included in accrued liabilities at December 31, 2003 and 2002 is $2,751,000 and $2,038,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $7,833,000 and $14,835,000 in 2003 and 2002, respectively. No expense was recorded in 2001 relating to these plans.

Deferred Compensation and Retirement Plans

The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $25,918,000 and $18,336,000 as of December 31, 2003 and 2002, respectively. Expense related to these plans totaled $2,738,000, $2,166,000 and $735,000 in 2003, 2002 and 2001, respectively.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company is authorized to provide for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards. The exercise prices for nonqualified stock options are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. In May 2000, an additional 2,400,000 shares were approved by the shareholders for issuance under the LTIP. At December 31, 2003, the Company’s common stock outstanding authorized for issuance under the LTIP was 4,919,695 shares, with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares.

Performance share awards are granted to Company officers and certain key employees. The awards granted in 2003 established a target number of shares that vest three years from the grant date. The performance share awards grant for 2002 (“2002 Grant”) also established a target number of shares but vest in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. In 2003, non-employee directors were granted 25,929 restricted shares which generally vested on December 31, 2003. The Company recognized compensation costs of $2,177,000 and $2,538,000 in 2003 and 2002, respectively, for performance share and restricted stock awards. During 2001, there were no performance shares earned and, thus, no compensation expense recognized. On January 31, 2004 and February 14, 2003, approximately two-thirds of the 2002 Grant of performance shares earned in 2002, net of forfeitures totaling approximately 49,000 and 40,000 shares vested, respectively, and were settled through the issuance of common stock totaling approximately $1,200,000 and $700,000, respectively. Substantially all of these shares were directed to the deferred compensation plan by the Company for the benefit of the employees.

The status of the Company's stock option plan is summarized below:

		Weighted
	Number of	Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at December 31, 2000	2,675	$18.42

Granted	706	12.29
Exercised	(102)	17.38
Canceled	(71)	18.35

Outstanding at December 31, 2001	3,208	$17.10

Granted	40	23.20
Exercised	(206)	16.95
Canceled	(17)	16.76

Outstanding at December 31, 2002	3,025	$17.20

Granted	-	-
Exercised	(447)	16.60
Canceled	(13)	12.86

Outstanding at December 31, 2003	2,565	$17.33

Options exercisable at:
December 31, 2003	2,354	$17.85
December 31, 2002	2,345	$17.96
December 31, 2001	1,948	$18.21

Accounting for Stock-Based Compensation

The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $11.45	791	7.02	$11.19	581	$11.10

$17.6875 - $19.6875	823	6.38	19.23	823	19.23

$20.50 - $23.90	951	4.37	20.78	950	20.78

$10.50 - $23.90	2,565	5.83	$17.33	2,354	$17.85

Under certain circumstances, including a change of control of DTG, the options outstanding would be exercisable immediately.

15.     SHARE REPURCHASE PROGRAM

On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock over the next two years in the open market or in privately negotiated transactions. On August 11, 2003, the Company began repurchasing shares and repurchased 236,000 shares during the year ended December 31, 2003 at an average price of $24.62 per share, totaling $5,809,000.

16.      INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2003	2002	2001
	(In Thousands)
Current:
Federal	$-	$(93,989)	$(2,737)
State and local	(6,219)	(63)	1,745
Foreign	295	345	562

	(5,924)	(93,707)	(430)
Deferred:
Federal	19,648	104,750	12,637
State and local	3,681	19,625	173

	23,329	124,375	12,810

	$17,405	$30,668	$12,380

Deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2002
	(In Thousands)
Deferred tax assets:
Public liability and property damage	$18,994	$13,901
Allowance for doubtful accounts and notes receivable	3,539	6,492
Other accrued liabilities	31,054	23,154
Federal and state NOL credits and carryforwards	272,427	67,358
Interest rate swap	12,904	16,376
Canadian NOL carryforwards	7,928	4,092
Canadian depreciation	1,321	1,657
Other Canadian temporary differences	3,429	3,609

	351,596	136,639
Valuation allowance	(12,678)	(9,358)

Total	$338,918	$127,281

Deferred tax liabilities:
Depreciation	$499,659	$256,473
Other	182	5,445

Total	$499,841	$261,918

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2003, the Company has federal net operating loss carryforwards of approximately $700,000,000 available to offset future taxable income in the U.S., which expire beginning in 2022 through 2023. At December 31, 2003, DTG Canada has net operating loss carryforwards of approximately $21,785,000 available to offset future taxable income in Canada, which expire beginning in 2008 through 2010. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$13,036	35.0%	$27,125	35.0%	$9,176	35.0%
Difference resulting from:
Goodwill amortization	-	-	-	-	1,717	6.6
State and local taxes, net of federal income tax benefit	1,755	4.7	3,110	4.0	1,247	4.8
Foreign losses	1,377	3.7	-	-	882	3.3
Foreign taxes	295	0.8	345	0.5	562	2.1
Other	942	2.5	88	0.1	(1,204)	(4.6)

Total	$17,405	46.7%	$30,668	39.6%	$12,380	47.2%

17.     CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

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

Vehicle Debt and Obligations - The fair value of floating-rate debt, which includes amounts subject to an interest rate swap from floating-rate debt to fixed-rate debt, approximates the carrying value as these instruments are at current market interest rates. At December 31, 2003, the fair value of the asset backed notes with fixed interest rates was greater than the carrying value by approximately $15,795,000.

Letters of Credit - The estimated fair value of these items was $608,000 and $302,000 at December 31, 2003 and 2002, respectively.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral, which is represented by the Canadian fleet.

18.     COMMITMENTS AND CONTINGENCIES

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2003	2002	2001
	(In Thousands)
Rent	$29,280	$25,157	$25,386
Concession expenses:
Minimum fees	44,942	43,799	37,601
Contingent fees	32,914	23,752	24,093

	107,136	92,708	87,080

Less sublease rental income	(1,440)	(1,687)	(1,617)

Total	$105,696	$91,021	$85,463

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2003 are presented in the following table. Concession fees-franchisee locations presented are required to be paid by franchisees under terms of sublease agreements.

	Concession Fees

	Company-
	Owned	Franchisee	Operating
	Stores	Locations	Leases	Total
	(In Thousands)
2004	$43,784	$44	$30,962	$74,790
2005	41,832	22	26,131	67,985
2006	37,212	23	22,419	59,654
2007	33,057	6	20,583	53,646
2008	22,576	-	17,438	40,014
Thereafter	83,809	-	53,838	137,647

	262,270	95	171,371	433,736
Less sublease rental income	-	-	(2,805)	(2,805)

	$262,270	$95	$168,566	$430,931

Public Liability and Property Damage

The Company continues to evaluate its insurance coverages on the majority of its operations and is self-insured for public liability and property damage claims up to certain policy limits resuming in 2002 and increasing its self-insured levels in 2003. Additionally, in 2003, the Company began retaining the risk of loss on a portion of the supplemental liability insurance (“SLI”) policies sold to vehicle rental customers. For 2001, the majority of the Company’s operations had first dollar coverage from insurance carriers, subject to certain policy limits, for public liability and property damage claims. Prior to this insurance coverage, the Company was self-insured or had policy deductibles up to certain limits. The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2003 and 2002, these amounts have been discounted at 2.4% and 2.0%, (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $2,156,000 and $1,244,000 at December 31, 2003 and 2002, respectively. Estimated future payments of public liability and property damage as of December 31, 2003 are as follows (in thousands):

2004	$20,878
2005	12,761
2006	8,775
2007	6,025
2008	4,054
Thereafter	5,957

Aggregate undiscounted public liability and property damage	58,450
Effect of discounting	(2,156)

$56,294

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

Other

The Company is party to a data processing services agreement which requires payments totaling $5,500,000 in 2004 and $5,000,000 annually from 2005 through 2010. The Company also has a telecommunications contract which will require payments totaling $1,800,000 for both 2004 and 2005. Additionally, the Company has software maintenance agreements which require payments totaling $1,290,000 in 2004, $681,000 in 2005 and $284,000 in 2006.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $6,082,000 and $3,021,000 at December 31, 2003 and 2002, respectively. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of December 31, 2003 and 2002, the maximum future payments under these guarantees are $189,000 and $995,000, respectively, with expirations through 2005 and 2003, respectively. As of December 31, 2003, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $102,000 due to the absence of any fair value at inception of the guarantee and the likelihood of a triggering event is not probable.

At December 31, 2003, the Company had outstanding vehicle purchase commitments of approximately $1,107,725,000.

19.     BUSINESS SEGMENTS

Effective January 1, 2003, the Company implemented a new corporate operating structure. This new structure realigned the Company from a brand structure to a functional structure combining the management of operations and administrative functions for both the Dollar and Thrifty brands. Due to the realignment, the Company no longer reports Dollar and Thrifty as operating segments. Consistent with the new structure, management makes business and operating decisions on an overall company basis. Financial results are no longer available by brand.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2003	2002	2001
	(In Thousands)

Revenues:
United States	$1,162,555	$1,080,734	$1,000,176
Foreign countries	65,331	52,460	49,994

	$1,227,886	$1,133,194	$1,050,170

Long-lived assets:
United States	$306,162	$268,866	$278,316
Foreign countries	10,225	4,023	3,882

	$316,387	$272,889	$282,198

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets include property and equipment, software and other intangible assets and goodwill.

20.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2003 and 2002 follows:

			Income		Basic	Diluted
			(Loss)	Net	Earnings	Earnings
		Operating	Before	Income	(Loss)	(Loss)
	Revenues	Income	Income Taxes	(Loss)	Per Share	Per Share
	(In Thousands Except Per Share Amounts)
2003
First Quarter	$250,483	$20,980	$1,711	$594	$0.02	$0.02
Second Quarter	304,099	34,682	12,174	6,329	0.26	0.25
Third Quarter	370,451	59,838	35,073	21,364	0.87	0.84
Fourth Quarter	302,853	11,041	(11,713)	(8,447)	(0.34)	(0.33)

Total year	$1,227,886	$126,541	$37,245	$19,840	$0.81	$0.78

2002
First Quarter	$242,757	$40,902	$21,056	$12,133	$0.50	$0.49
Second Quarter	302,468	52,199	28,767	17,540	0.72	0.70
Third Quarter	337,668	61,086	34,020	21,207	0.87	0.85
Fourth Quarter	250,301	16,739	(6,344)	(4,049)	(0.17)	(0.16)

Total year	$1,133,194	$170,926	$77,499	$46,831	$1.93	$1.88

Operating income in the table above represents pretax income before interest.

During the fourth quarter of 2003, the Company commenced implementation of EITF 02-16 for accounting for purchase and promotion payments received from its primary vehicle supplier. The application of this new accounting method resulted in a $22,122,000 reduction of fourth quarter pretax results (Note 3).

During the fourth quarter of 2002, the Company announced its new corporate operating structure, which included severance costs of approximately $800,000 for personnel in locations where operations would cease, fees relating to amending the Company’s Revolving Credit Facility of $600,000 and additional costs for communication with franchisees and corporate operations and training for employees relating to realignment of responsibilities which approximates $500,000. Additionally, as a result of the change in structure, the Company recorded a $1,929,000 write-off of certain software, which will not be utilized.

21.     SUBSEQUENT EVENTS

On March 5, 2004, the Company received bank consent to further reduce covenant restrictions in the Revolving Credit Facility relating to franchisee acquisitions in order to assist the Company with its corporate growth strategy.

Through March 12, 2004, the Company has acquired or reached agreement to acquire its franchise operations in Aspen, Greensboro, Raleigh-Durham, Ft. Myers and Vancouver, Canada.

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Year	Income	Deductions	Year
	(In Thousands)

2003

Allowance for doubtful accounts	$19,529	$4,729	$(11,495)	$12,763

Public liability and property damage	$39,506	$37,745	$(20,957)	$56,294

Valuation allowance for deferred tax assets	$9,358	$3,320	$-	$12,678

2002

Allowance for doubtful accounts	$24,255	$8,258	$(12,984)	$19,529

Public liability and property damage	$23,139	$34,548	$(18,181)	$39,506

Valuation allowance for deferred tax assets	$10,027	$(669)	$-	$9,358

2001

Allowance for doubtful accounts	$25,428	$21,790	$(22,963)	$24,255

Public liability and property damage	$35,369	$4,868	$(17,098)	$23,139

Valuation allowance for deferred tax assets	$9,955	$72	$-	$10,027

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in accountants or disagreements on matters related to accounting or financial disclosure during the fiscal years ended December 31, 2003 and 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

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

        Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

        Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

        Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Reference is made to the information appearing under “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Reference is made to the information appearing under ”Independent Auditors – Audit and Non-Audit Fees” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2003, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2003, 2002, and 2001 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

3.2	By-Laws of DTG, as amended and restated, which were approved by the DTG Board of Directors on September 25, 2003 and became effective October 1, 2003, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.2	Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.7	Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.8	Form of Master Motor Vehicle Lease and Servicing Agreement among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.10	Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.13	Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.14	Note Purchase agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15	Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16	Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17	Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18	Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19	Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG's Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.22	Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.23	Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.24	Enhancement Letter of Credit Application and Agreement dated April 29, 1999 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.27	Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.32	Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.33	Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.34	Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.35	Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA as Administrative Agent, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36	Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39	Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.41	Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001 between Rental Car Finance Corp. and Bankers Trust company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.42	Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.43	Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.44	Note Purchase Agreement dated as of March 6, 2001 among Rental Car Finance Corp., DTG, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon Smith Barney and Credit Suisse First Boston Corporation, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.45	Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46	Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.47	Collateral Assignment of Exchange Agreement dated as of July 23, 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.50	Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

4.51	Amendment No. 3 to Series 1997-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.52	Amendment No. 2 to Series 1999-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.53	Amendment No. 1 to Series 2001-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.55	Amendment No. 5 to Master Motor Vehicle Lease and Servicing Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.56	Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.57	Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.58	Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.59	Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.60	Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62	Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.63	Amendment No. 3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.64	Amendment No. 3 to Note Purchase agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.65	Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66	Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.67	Series 2002-1 Supplement dated as of June 4, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.68	Note Purchase Agreement dated as of May 22, 2002, among Rental Car Finance Corp., Deutsche Bank Securities Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Dresdner Kleinwort Wasserstein-Grantchester, Inc., ING Financial Markets LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.69	Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70	Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.71	Enhancement Letter of Credit Application and Agreement dated as of June 4, 2002 among Dollar, Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.72	Amendment No. 4 to Series 1997-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.73	Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.74	Amendment No. 3 to Series 1999-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.75	Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.76	Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.77	Amendment No. 1 to Series 2002-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.78	Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79	Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N. V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.80	Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.81	Amendment Agreement dated as of December 6, 2002 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, including the Second Amended and Restated Credit Agreement dated as of December 6, 2002 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston and JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank, attached thereto as Annex I, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.82	Second Amended and Restated Series 1997-1 Letter of Credit Agreement dated as of December 6, 2002 among DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.83	Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.84	Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.85	Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.86	Amendment No. 3 to Series 2001-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.87	Amendment No. 2 to Series 2002-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.88	Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.89	Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.90	Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.91	Amendment No. 3 to Amended and Restated Series 1998-1 Supplement dated as of February 24, 2003 between Rental Car Finance Corp., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.92	Amendment No. 7 to Master Motor Vehicle Lease and Servicing Agreement dated as of February 24, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.93	Extension Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.94	Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.95	First Amendment to Second Amended and Restated Credit Agreement dated as of March 7, 2003 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.96	Amendment No. 7 to Series 2000-1 Supplement dated as of March 18, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97	Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.98	Series 2003-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.99	Note Purchase Agreement dated as of March 19, 2003 among Rental Car Finance Corp., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.100	Indemnification Agreement dated as of March 19, 2003 among Rental Car Finance Corp., MBIA Insurance Corporation, J.P. Morgan Securities, Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.101	Enhancement Letter of Credit Application and Agreement dated as of March 25, 2003 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.102	Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 25, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Ambac Assurance Corporation, MBIA Insurance Corporation, Credit Suisse First Boston, JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.103	Amendment No. 4 to Series 2001-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.104	Amendment No. 3 to Series 2002-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.105	Second Amendment to Second Amended and Restated Credit Agreement dated as of July 31, 2003 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

4.106	Amendment No. 8 to Series 2000-1 Supplement dated as of December 10, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., and Dresdner Bank AG**

4.107	Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia**

10.4	Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 29, 1998, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 1998, filed November 16, 1998, Commission File No. 1-13647*

10.5	Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 01-13647*

10.6	Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.7), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

10.7	Adoption Agreement #005 Nonstandardized Code Section 401(k) Profit Sharing Plan of Dollar Thrifty Automotive Group, as amended, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

10.8	Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10	Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

10.14	Amendment to Deferred Compensation Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.15	Second Amendment to Deferred Compensation Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.16	Third Amendment to Deferred Compensation Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

10.17	First Amendment to Retirement Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

10.18	Second Amendment to Retirement Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

10.19	Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000, Commission File No. 1-13647*

10.21	First Amendment to Employment Continuation Plan for Key Employees, which became effective January 24, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended March 31 2001, filed May 11, 2001, Commission File No. 1-13647*

10.22	Adoption, consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000, Commission File No. 1-13647*

10.24	Second Amendment to Employment Continuation Plan for Key employees, which became effective April 23, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.26	Third Amendment to Employment Continuation Plan for Key Employees, which became effective May 7, 2001, filed as the same numbered exhibit with DTG's form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.28	Fourth Amendment to Employment Continuation Plan for Key Employees, which became effective November 19, 2001, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

10.29	Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

10.30	Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.31	Fifth Amendment to Employment Continuation Plan for Key Employees, which became effective October 1, 2003, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.32	Letter Agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG's Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.33	Employment and Retirement Agreement dated September 26, 2003 between DTG and Joseph E. Cappy**

21	Subsidiaries of DTG**

23.2	Consent of Debevoise & Plimpton, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.3	Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with DTG's Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.4	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

23.5	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C., filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-79603, filed May 28, 1999*

23.6	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-89189, filed October 15, 1999*

23.7	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 1999, filed March 22, 2000, Commission File No. 1-13647*

23.8	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33144, filed March 23, 2000*

23.9	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-33146, filed March 23, 2000*

23.10	Consent of Deloitte & Touche LLP, filed as exhibit 23.8 with DTG's Form 11-K for the fiscal year ended December 31, 1999, filed June 28, 2000, Commission File No. 1-13647*

23.11	Consent of Deloitte & Touche LLP, filed as exhibit 23.9 with DTG's Form 11-K/A for the fiscal year ended December 31, 1999, filed October 16, 2000, Commission File No. 1-13647*

23.12	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

23.13	Consent of Hall Estill, Hardwick, Gable, Golden & Nelson, P.C., filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-50800, filed November 28, 2000*

23.14	Consent of Deloitte & Touche LLP regarding DTG's forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

23.15	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2000, filed June 28, 2001, Commission File No. 1-13647*

23.16	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

23.17	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2001, filed June 19, 2002, Commission File No. 1-13647*

23.18	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File NO. 1-13647*

23.19	Consent of Deloitte & Touche LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with DTG's Form 11-K for the fiscal year ended December 31, 2002, filed June 27, 2003, Commission File No. 1-13647*

23.20	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG's Form 10-K/A for the fiscal year ended December 31, 2002, filed December 18, 2003, Commission File No. 1-13647*

23.21	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800**

31.7	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.8	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.7	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.8	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Incorporated by reference
**	Filed herewith

(b)	Report on Form 8-K

During the quarter ended December 31, 2003, and between such date and the filing of this Form 10-K, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated October 29, 2003, included press release reporting the financial results of the Company for the quarter ended September 30, 2003.

Current report on Form 8-K dated January 16, 2004, included press release announcing the implementation of an accounting change effective in the fourth quarter of 2003.

Current report on Form 8-K dated February 5, 2004, included press release reporting the financial results of the Company for the quarter and year ended December 31, 2003.

(c)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ GARY L. PAXTON
Name:	Gary L. Paxton
Title:	Principal Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	March 12, 2004

/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer	March 12, 2004

/s/ MOLLY S. BOREN Molly S. Boren	Director	March 12, 2004

/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	March 12, 2004

/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 12, 2004

/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 12, 2004

/s/ JOHN C. POPE John C. Pope	Director	March 12, 2004

/s/ JOHN P. TIERNEY John P. Tierney	Director	March 12, 2004

/s/ EDWARD L. WAX Edward L. Wax	Director	March 12, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

4.106	Amendment No. 8 to Series 2000-1 Supplement dated as of December 10, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., and Dresdner Bank AG

4.107	Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia

10.33	Employment and Retirement Agreement dated September 26, 2003 between DTG and Joseph E. Cappy

21	Subsidiaries of DTG

23.21	Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800

31.7	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.8	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.7	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.8	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002