Form 10-Q
period 2004-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2004-05-07
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     The number of shares outstanding of the registrant’s Common Stock as of April 30, 2004 was 25,230,291.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	24

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	24

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES	25

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	25

SIGNATURES	27

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

PART I –FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
May 7, 2004

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2004	2003

REVENUES:
Vehicle rentals	$265,345	$198,358
Vehicle leasing	17,768	37,224
Fees and services	12,134	13,546
Other	3,461	1,355

Total revenues	298,708	250,483

COSTS AND EXPENSES:

Direct vehicle and operating	156,565	100,641
Vehicle depreciation and lease charges, net	69,199	86,772
Selling, general and administrative	47,547	42,090
Interest expense, net of interest income	19,209	19,269

Total costs and expenses	292,520	248,772

INCOME BEFORE INCOME TAXES	6,188	1,711

INCOME TAX EXPENSE	3,431	1,117

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	2,757	594

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,730	-

NET INCOME	$6,487	$594

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.11	$0.02
Cumulative effect of a change in accounting principle	0.15	-

Net income	$0.26	$0.02

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.11	$0.02
Cumulative effect of a change in accounting principle	0.14	-

Net income	$0.25	$0.02

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS:
Cash and cash equivalents	$194,931	$192,006
Restricted cash and investments	355,116	536,547
Receivables, net	143,029	163,465
Prepaid expenses and other assets	80,231	67,375
Revenue-earning vehicles, net	2,199,576	2,136,719
Property and equipment, net	97,562	97,939
Software and other intangible assets, net	15,057	14,587
Goodwill	206,202	203,861

	$3,291,704	$3,412,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$44,448	$48,515
Accrued liabilities	163,442	171,148
Deferred income tax liability	161,640	160,923
Public liability and property damage	60,398	56,294
Vehicle debt and obligations	2,322,612	2,442,162

Total liabilities	2,752,540	2,879,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 25,592,814 and 25,196,941 issued, respectively, and 25,209,714 and 24,960,941 outstanding, respectively	255	252
Additional capital	735,353	729,306
Accumulated deficit	(164,460)	(170,947)
Accumulated other comprehensive loss	(22,373)	(19,345)
Treasury stock, at cost (383,100 and 236,000 shares, respectively)	(9,611)	(5,809)

Total stockholders’ equity	539,164	533,457

	$3,291,704	$3,412,499

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In Thousands)

	Three Months
	Ended March 31,

	(Unauditied)
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,487	$594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	68,746	86,442
Non-vehicle depreciation	4,040	3,671
Net gains from disposition of revenue-earning vehicles	(2,829)	(1,256)
Amortization	1,405	1,190
Performance share incentive plan	109	35
Provision for losses on receivables	592	1,449
Deferred income taxes	2,543	1,024
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	-	(2,384)
Receivables	23,605	81,076
Prepaid expenses and other assets	(11,735)	(6,845)
Accounts payable and accrued liabilities	(17,218)	(34,593)
Public liability and property damage	4,104	3,637
Other	(39)	554

Net cash provided by operating activities	79,810	134,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,067,153)	(928,090)
Proceeds from sales	936,026	810,445
Net change in restricted cash and investments	181,431	(84,544)
Property, equipment and software:
Purchases	(5,003)	(4,026)
Proceeds from sales	-	4
Acquisition of businesses, net of cash acquired	(3,426)	(7,069)

Net cash provided by (used in) investing activities	41,875	(213,280)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(In Thousands)

	Three Months
	Ended March 31,

	(Unauditied)
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	2,295,094	2,139,034
Payments	(2,415,983)	(2,124,578)
Issuance of common shares	5,941	721
Purchase of common stock for the treasury	(3,802)	-
Financing issue costs	(10)	(3,896)

Net cash provided by (used in) financing activities	(118,760)	11,281

CHANGE IN CASH AND CASH EQUIVALENTS	2,925	(67,405)

CASH AND CASH EQUIVALENTS:
Beginning of period	192,006	143,485

End of period	$194,931	$76,080

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$3,753	$18,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$888	$2,312

Interest	$20,085	$19,596

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. ("DTG") and its subsidiaries. DTG's significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. ("RCFC") and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada, Inc. ("DTG Canada"). Beginning March 31, 2004, Thrifty Rent-A-Car System, Inc. National Advertising Committee ("Thrifty National Ad") is being consolidated in the financial statements of DTG under the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended in December 2003 ("FIN 46(R)"), an interpretation of Accounting Research Bulletin No. 51 (Note 14). The term the "Company" is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 12, 2004 have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by independent public accountants. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Beginning July 1, 2003, the Company reclassified the amortization of vehicle manufacturer’s purchase incentives to vehicle depreciation and lease charges, net. Previously such amortization was recorded as offsets against direct vehicle and operating expense. Comparable amounts in the condensed consolidated financial statements for the first quarter of 2003 totaling $2.1 million have been reclassified to conform to the classifications used in the condensed consolidated financial statements for the first quarter of 2004. These reclassifications had no impact on revenue or net income.

In October, 2003, the Company implemented the provisions of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, effective with the amendment to the Vehicle Supply Agreement, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change is to be accounted for prospectively as a change in estimate, thus, no reclassification has been made in the condensed consolidated financial statements for the first quarter of 2003 to conform to the classifications used in the first quarter of 2004.

2.       ACQUISITIONS

During the three months ended March 31, 2004, the Company acquired certain assets and assumed certain liabilities relating to eight locations from former franchisees in Aspen, Colorado and Greensboro and Raleigh-Durham, North Carolina for the Thrifty brand and in Aspen, Colorado and Vancouver, Canada for the Dollar brand. Total cash paid in 2004, net of cash acquired for acquisitions, was $3.4 million. The goodwill recognized in these transactions totaled $2.4 million, all of which is amortizable for tax purposes. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months ended March 31, 2004, are included in the condensed consolidated statements of income of the Company.

3.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

        Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Depreciation of revenue-earning vehicles, net (a)	$65,917	$85,186
Rents paid for vehicles leased	3,282	1,586

	$69,199	$86,772

(a) For the first quarter of 2004, depreciation expense is net of the amortization of promotional payments totaling $13.7 million due to the Company's implementation of EITF 02-16. Previously, the amortization of promotional payments was recognized as a reduction of direct vehicle and operating expenses (Note 14).

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months
	Ended March 31,

	2004	2003

Income before cumulative effect of a change in accounting principle	$2,757	$594

Basic EPS:
Weighted average common shares	24,953,291	24,455,770

Basic EPS	$0.11	$0.02

Diluted EPS:
Weighted average common shares	24,953,291	24,455,770

Shares contingently issuable:
Stock options	473,922	228,870
Performance awards	535,670	113,243
Shares held for compensation plans	187,470	183,042
Director compensation shares deferred	98,348	57,583

Shares applicable to diluted	26,248,701	25,038,508

Diluted EPS	$0.11	$0.02

At March 31, 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares. At March 31, 2003, options to purchase 2,016,641 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

5.       STOCK-BASED COMPENSATION

Beginning January 1, 2003, the Company accounted for stock-based compensation plans using the fair value-based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123 and elected the prospective treatment option, which requires recognition as compensation expense all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. Compensation cost for stock options and performance share and restricted stock awards is recognized based on the fair value of the awards granted at the grant date.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, in each period presented (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Net income, as reported	$6,487	$594

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	65	21

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value based method for all awards, net of related tax effects	(136)	(336)

Pro forma net income	$6,416	$279

Earnings per share:
Basic, as reported	$0.26	$0.02

Basic, pro forma	$0.26	$0.01

Diluted, as reported	$0.25	$0.02

Diluted, pro forma	$0.24	$0.01

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to stock options included in the pro forma results for the first quarter of 2004 and 2003 were as follows:

	Three Months
	Ended March 31,

	2004	2003

Risk-free interest rate	4.46%	4.46%

Expected volatility	54.57%	54.57%

Weighted-average expected life of awards	5 years	5 years

Dividend payments	-	-

6.       RECEIVABLES

        Receivables consist of the following (in thousands):

	March 31,	December 31,
	2004	2003

Trade accounts receivable	$81,823	$89,737
Notes receivable	2,704	3,010
Financing receivables, net	7,693	8,321
Due from DaimlerChrysler	49,667	68,721
Other vehicle manufacturer receivables	14,527	6,439

	156,414	176,228
Less: Allowance for doubtful accounts	(13,385)	(12,763)

	$143,029	$163,465

Trade accounts and notes receivable include primarily amounts due from franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business and amounts due from the sale of revenue-earning vehicles. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally personally guaranteed by the franchisee owner.

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

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual and incentive programs, which are paid according to contract terms and are generally received within 60 days.

7.       GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, including 2004, unless circumstances arise that require more frequent testing. Based on results of the second quarter of 2003 impairment test, goodwill was not impaired.

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$203,861
Goodwill through acquisitions during year	2,405
Effect of change in rates used for foreign currency translation	(64)

Balance as of March 31, 2004	$206,202

8.       VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of March 31, 2004 and December 31, 2003 consist of the following (in thousands):

	March 31,	December 31,
	2004	2003

Asset backed notes:
2003 Series notes	$375,000	$375,000
2002 Series notes	350,000	350,000
2001 Series notes	350,000	350,000
1999 Series notes	162,500	206,250
1997 Series notes	200,000	200,000

	1,437,500	1,481,250
Discounts on asset backed notes	(44)	(62)

Asset backed notes, net of discount	1,437,456	1,481,188
Conduit facility	275,000	275,000
Commercial paper, net of discount of $9 and $555	304,382	354,741
Other vehicle debt	211,225	244,539
Limited partner interest in limited partnership	94,549	86,694

Total vehicle debt and obligations	$2,322,612	$2,442,162

In February 2004, the Company extended its commercial paper program (the “Commercial Paper Program”) and supporting bank liquidity facility (the “Liquidity Facility”) to April 1, 2004.

Effective March 5, 2004, the Company received bank consent to further reduce covenant restrictions in the $215 million Revolving Credit Facility (the “Revolver”) relating to franchisee acquisitions in order to assist the Company with its corporate growth strategy. The Company had letters of credit outstanding under the Revolver of approximately $159.1 million and no working capital borrowings at March 31, 2004.

9.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2003, to convert variable interest rates on a total of $900 million in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2007, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $37.8 million at March 31, 2004, and the Company recorded the related loss of $2.9 million, which is net of income taxes, in total comprehensive income for the three-month period ended March 31, 2004 (Note 10). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $16 million of the existing deferred loss at March 31, 2004 is expected to be reclassified into earnings within the next twelve months.

10.       COMPREHENSIVE INCOME

        Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2004	2003

Net Income	$6,487	$594

Interest rate swap adjustment	(2,858)	(2,370)
Foreign currency translation adjustment	(170)	638

Comprehensive income (loss)	$3,459	$(1,138)

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

For the first quarter of 2004, the effective tax rate of 55.4% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

12.       SHARE REPURCHASE PROGRAM

On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock over the next two years in the open market or in privately negotiated transactions. During the first quarter of 2004, the Company repurchased 147,100 shares at an average price of $25.84 per share, totaling $3.8 million. Since the stock repurchase program began in 2003, the Company has repurchased 383,100 shares at an average price of $25.09 per share, totaling $9.6 million.

13.       COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of March 31, 2004, the maximum future payments under these guarantees are $0.2 million with expiration through 2004. As of March 31, 2004, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $0.1 million due to likelihood of a triggering event as not probable.

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

14.       NEW ACCOUNTING STANDARDS

EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor”, is applicable for the Company in relation to accounting for purchase and promotional incentives. Under EITF 02-16, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Previously, these payments were recognized on a straight-line basis as a reduction of direct vehicle and operating expenses. The Company adopted EITF 02-16 in the fourth quarter of 2003 due to an amendment to the Company’s vehicle supply agreement.

In January 2003, the FASB issued FIN 46(R), which requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

15.       SUBSEQUENT EVENTS

On April 1, 2004, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period and increased the capacity from $275 million to $350 million.

On April 1, 2004, the Company renewed and increased its Commercial Paper Program for another 364-day period at a maximum size of $594 million backed by a renewal of the Liquidity Facility in the amount of $520 million.

On April 1, 2004, the Company extended the Revolver to April 1, 2009 and increased the capacity from $215 million to $300 million. The Revolver now permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million.

On April 6, 2004, a bank line of credit for vehicles was renewed for another year and increased from $87 million to $97 million.

On April 30, 2004, the Company extended the Canadian fleet securitization program to December 31, 2005 and increased the capacity from CND $200 million to CND $235 million.

The Company acquired the operations of former franchisees in Ft. Myers effective April 1, 2004 and Orlando and Tampa effective May 1, 2004.

On May 5, 2004, RCFC issued $500 million of asset backed notes (the “2004 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2004 Series Notes are floating rate notes that have a term of four years. In conjunction with the issuance of the 2004 Series Notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt.

******

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The following table sets forth the percentage of total revenues (including the reclassification discussed in Note 1 to the condensed consolidated financial statements) in the Company's condensed consolidated statements of income:

	Three Months
	Ended March 31,

	2004	2003

	(Percentage of Revenue)
Revenues:
Vehicle rentals	88.8%	79.2%
Vehicle leasing	5.9	14.9
Fees and services	4.1	5.4
Other	1.2	0.5

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	52.4	40.2
Vehicle depreciation and lease charges, net	23.2	34.6
Selling, general and administrative	15.9	16.8
Interest expense, net of interest income	6.4	7.7

Total costs and expenses	97.9	99.3

Income before income taxes	2.1	0.7

Income tax expense	1.2	0.5

Income before cumulative effect of a change in accounting principle	0.9	0.2

Cumulative effect of change in accounting principle	1.3	0.0

Net income	2.2%	0.2%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2004	2003	Change

U.S. and Canada

(Company-Owned Stores)
Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	84,849	66,091	28.4%
Number of rental days	6,685,376	4,879,019	37.0%
Average revenue per day	$39.69	$40.66	(2.4%	)
Monthly average revenue per vehicle	$1,042	$1,000	4.2%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	71,575	66,091	8.3%
Number of rental days	5,647,251	4,879,019	15.7%

Vehicle Leasing Data:

Average number of vehicles leased	15,888	27,779	(42.8%	)
Monthly average revenue per vehicle	$373	$447	(16.6%	)

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

           During the first quarter of 2004, business and leisure travel improved, which has resulted in an increase in rental demand. Higher transaction volume, increased vehicle utilization and lower vehicle costs, partially offset by lower revenue per day, increased the Company’s revenue and profits in the first quarter of 2004 as compared to last year’s first quarter.

Operating Results

           The Company had income of $6.2 million before income taxes and cumulative effect of a change in accounting principle for the first quarter 2004, as compared to $1.7 million in the first quarter of 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004 (see New Accounting Standards).

           Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$265.3	$198.4	$66.9	33.8%
Vehicle leasing	17.8	37.2	(19.4)	(52.3%	)
Fees and services	12.1	13.5	(1.4)	(10.4%	)
Other	3.5	1.4	2.1	155.4%

Total revenues	$298.7	$250.5	$48.2	19.3%

Vehicle rental metrics:
Number of rental days	6,685,376	4,879,019	1,806,357	37.0%
Average revenue per day	$39.69	$40.66	$(0.97)	(2.4%	)

Vehicle leasing metrics:
Average number of vehicles leased	15,888	27,779	(11,891)	(42.8%	)
Average monthly lease revenue per unit	$373	$447	$(74)	(16.6%	)

           Vehicle rental revenue for the first quarter of 2004 increased 33.8%, due to a 37.0% increase in rental days totaling $73.4 million, partially offset by a 2.4% decrease in revenue per day totaling $6.5 million. Vehicle rental revenue grew by 19.7% from franchisee acquisitions and the opening of new locations and by 14.1% from same store growth.

           Vehicle leasing revenue for the first quarter of 2004 decreased 52.3%, due to a 42.8% decrease in the average lease fleet totaling $15.9 million coupled with a 16.6% decrease in the average lease rate totaling $3.5 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

           Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$156.6	$100.6	$56.0	55.6%
Vehicle depreciation and lease charges, net	69.2	86.8	(17.6)	(20.3%	)
Selling, general and administrative	47.5	42.1	5.4	13.0%
Interest expense, net of interest income	19.2	19.3	(0.1)	(0.3%	)

Total expenses	$292.5	$248.8	$43.7	17.6%

           Direct vehicle and operating expenses for the first quarter of 2004 increased $56.0 million, of which $37.1 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Personnel related expenses increased by $14.0 million, facility and airport concession expenses by $7.7 million, commissions by $3.5 million and vehicle related cost by $8.4 million. Also, during the first quarter of 2003, direct vehicle and operating expenses were reduced by $18.9 million relating to promotional payments, which are now classified as a reduction of vehicle depreciation expense in the first quarter of 2004. In the fourth quarter of 2003, the Company adopted Emerging Issues Task Force No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) (see New Accounting Standards) which requires these incentives to be classified as a reduction to vehicle depreciation and lease charges, net, on a prospective basis. Direct vehicle and operating expenses were 52.4% of revenue for 2004, compared to 40.2% in 2003.

           Net vehicle depreciation and lease charges for the first quarter of 2004 decreased $17.6 million, of which $13.7 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16. Additionally, $4.1 million was due to a 7.7% decrease in the average depreciation rate in the first quarter of 2004, partially offset by a 3.3% increase in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $2.8 million for the first quarter of 2004 compared to $1.3 million for the first quarter of 2003. Lease charges, for vehicles leased from third parties, increased $1.7 million due to an increase in the number of vehicles leased during the first quarter of 2004. Net vehicle depreciation expense and lease charges were 23.2% of revenue for 2004, compared to 34.6% in 2003.

           Selling, general and administrative expenses for the first quarter of 2004 increased $5.4 million due to a $2.8 million increase in sales and marketing costs and personnel related costs attributable to the increase in transaction volume. In addition, the market value of investments in the Company’s deferred compensation and retirement plans increased by $2.6 million for the first quarter of 2004. The expense is attributable to mark to market valuation of the corresponding investments and is offset by a corresponding amount in other revenue and, therefore, has no impact on net income. Selling, general and administrative expenses were 15.9% of revenue for 2004, compared to 16.8% in 2003.

           Net interest expense for the first quarter of 2004 decreased $0.1 million due to lower interest rates, partially offset by an increase in average vehicle debt. Net interest expense was 6.4% of revenue for 2004, compared to 7.7% in 2003.

           The tax provision for the first quarter of 2004 was $3.4 million. The effective tax rate for the first quarter was 55.4% compared to 65.3% for the first quarter of 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax results. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2003 and forecasted losses in 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

           Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

           The Company expects continued growth in travel in 2004. The economy is showing continued signs of improvement, consumer confidence is growing and airline passenger enplanements, a key driver of vehicle rental demand, have increased from prior year levels. Pricing trends in 2004 remain uncertain. The stronger economy and inflation concerns may cause some costs, such as interest rates, to rise, which will negatively impact the Company’s profits unless these increased costs can be passed through to customers through higher rental rates. The Company’s corporate operations should continue to benefit from franchisee acquisitions in 2004. Leasing revenue is expected to decline as a result of franchisee acquisitions. Attractive 2004 model year programs are providing lower vehicle costs. Our consolidated operating model and organizational structure will provide increased efficiencies. The Company will make additional investment in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

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

Liquidity and Capital Resources

           The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, franchisee acquisitions and working capital. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

           The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $79.8 million for the three months ended March 31, 2004, was primarily the result of net income, adjusted for depreciation, and reduced receivable balances. The liquidity necessary for purchasing vehicles was primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which is provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

           Cash provided by investing activities was $41.9 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.1 billion, partially offset by $0.9 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $5.0 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $3.4 million of cash, net of assets acquired and liabilities assumed, during the first quarter for franchisee acquisitions. These expenditures were financed with cash provided from operations. At March 31, 2004, restricted cash and investments totaled $355.1 million, decreasing $181.4 million for the three months ended March 31, 2004 due to increasing the rental fleet and paying down vehicle debt. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and a like-kind exchange program.

           Cash used in financing activities was $118.8 million primarily due to a $50.4 million decrease in commercial paper issued, the maturity of asset backed notes totaling $43.8 million and a decrease of $33.3 million in other vehicle debt, partially offset by a net increase of $7.9 million in borrowings under the Canadian fleet securitization partnership program.

           The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2004, the insurance companies had issued approximately $38.3 million in bonds to secure these obligations.

           Asset Backed Notes

           The asset backed note program at March 31, 2004 was comprised of $1.44 billion in asset backed notes with maturities ranging from 2004 to 2007. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.25 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $186.1 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. On May 5, 2004, RCFC issued an additional $500 million of floating rate asset backed notes with a term of four years. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt.

           Conduit Facility

           In December 2003, the Variable Funding Note Purchase Facility (the “Conduit Facility”) was extended to April 1, 2004. Effective April 1, 2004, the Conduit Facility was renewed for another 364-day period and increased to $350 million from $275 million.

           Commercial Paper Program and Liquidity Facility

           In February 2004, the Company extended its bank liquidity facility (the “Liquidity Facility”) to April 1, 2004. On April 1, 2004, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $594 million backed by a renewal of the Liquidity Facility in the amount of $520 million. At March 31, 2004, the Company had $304.4 million in commercial paper outstanding under the Commercial Paper Program.

           Vehicle Debt and Obligations

           Vehicle manufacturer and bank lines of credit provided $396.1 million in capacity at March 31, 2004. The Company had $211.2 million in borrowings outstanding under these lines at March 31, 2004. All lines of credit are collateralized by the related vehicles.

           The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $200 million funded through a bank commercial paper conduit. At March 31, 2004, DTG Canada had approximately CND $124.0 million (US $94.5 million) funded under this program. On April 30, 2004, the Company extended the Canadian fleet securitization program to December 31, 2005 and increased the capacity from CND $200 million to CND $235 million.

           Revolving Credit Facility

           The Company has a $215 million five-year, senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires August 1, 2005. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. Working capital borrowings under the Revolving Credit Facility are limited to $70 million. In March 2004, the Company received bank consent to further reduce covenant restrictions in the Revolving Credit Facility relating to franchisee acquisitions in order to assist the Company with its corporate growth strategy. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $159.1 million and no working capital borrowings at March 31, 2004.

           Effective April 1, 2004, the Company renewed its Revolving Credit Facility, which now expires on April 1, 2009, and increased the capacity to $300 million. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. In addition to the renewal, certain financial covenants were removed. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and the restriction of cash dividends and share repurchases.

New Accounting Standards

           EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from a Vendor”, is applicable for the Company in relation to accounting for purchase and promotional incentives. Under EITF 02-16, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Previously, these payments were recognized on a straight-line basis as a reduction of direct vehicle and operating expenses. The Company adopted EITF 02-16 in the fourth quarter of 2003 due to an amendment to the Company’s vehicle supply agreement.

           In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

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

           Based on the Company's level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2004, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company's expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2004, cash and cash equivalents totaled $195 million and restricted cash and investments totaled $355 million. The Company estimates that, for 2004, approximately 45% of its average debt will bear interest at floating rates.

           At March 31, 2004, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2003, which is included under Item 7A of the Company’s most recent Form 10-K.

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

During 2004, the Company is undergoing system conversions affecting certain financial systems. The Company has implemented changes to certain internal controls and processes which will continue throughout 2004 as the system conversions are completed. The Company does not believe there are any significant deficiencies or material weaknesses in internal controls due to these changes. The Company will continue to monitor internal controls to ensure their effectiveness.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	As Part of Publicly	Shares that may yet
	of Shares	Price Paid	Announced Plans	be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2004 - January 31, 2004	-	$-	-	$24,191,000

February 1, 2004 - February 29, 2004	50,100	$25.97	50,100	$22,889,000

March 1, 2004 - March 31, 2004	97,000	$25.78	97,000	$20,389,000

Total	147,100		147,100

           On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock in the open market or in privately negotiated transactions to conclude no later than the third quarter of 2005.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit	4.108	Consent to Second Amended and Restated Credit Agreement dated as of February 9, 2004 among DTG, DTG Operations, Inc., Thrifty, Various Financial Institutions named therein and Credit Suisse First Boston

Exhibit	4.109	Extension Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit	4.110	Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit	15.12	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit	31.9	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	31.10	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit	32.9	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	32.10	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

During the quarterly period ended March 31, 2004, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated January 16, 2004 included press release announcing the implementation of an accounting change effective in the fourth quarter of 2003.

Current report on Form 8-K dated February 5, 2004 included press release reporting the financial results of the Company for the quarter and year ended December 31, 2003.

Current report on Form 8-K dated April 29, 2004, included press release reporting the financial results of the Company for the quarter ended March 31, 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 7, 2004	By:	/s/ GARY L. PAXTON

Gary L. Paxton
President, Chief Executive Officer and Principal Executive Officer

May 7, 2004	By:	/s/ STEVEN B. HILDEBRAND

Steven B. Hildebrand
Senior Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer