Form 10-Q
period 2004-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2004-08-06
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days:   Yes ☒  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes ☒  No ☐

     The number of shares outstanding of the registrant’s Common Stock as of July 30, 2004 was 25,191,840.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	26

ITEM 4. CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	27

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS
AND ISSUER PURCHASES OF EQUITY SECURITIES	27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	27

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	28

SIGNATURES	31

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2004, we expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
August 6, 2004

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2004	2003	2004	2003

REVENUES:
Vehicle rentals	$317,040	$243,713	$582,385	$442,071
Vehicle leasing	20,709	41,444	38,477	78,668
Fees and services	14,949	14,317	27,083	27,863
Other	2,242	4,625	5,703	5,980

Total revenues	354,940	304,099	653,648	554,582

COSTS AND EXPENSES:
Direct vehicle and operating	180,083	119,382	336,648	220,023
Vehicle depreciation and lease charges, net	64,785	102,329	133,984	189,101
Selling, general and administrative	56,253	47,706	103,800	89,796
Interest expense, net of interest income	23,038	22,508	42,247	41,777

Total costs and expenses	324,159	291,925	616,679	540,697

INCOME BEFORE INCOME TAXES	30,781	12,174	36,969	13,885

INCOME TAX EXPENSE	12,873	5,845	16,304	6,962

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	17,908	6,329	20,665	6,923

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	3,730	-

NET INCOME	$17,908	$6,329	$24,395	$6,923

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.72	$0.26	$0.83	$0.28
Cumulative effect of a change in accounting principle	-	-	0.15	-

Net income	$0.72	$0.26	$0.98	$0.28

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.68	$0.25	$0.79	$0.28
Cumulative effect of a change in accounting principle	-	-	0.14	-

Net income	$0.68	$0.25	$0.93	$0.28

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2004	2003

	(Unaudited)
ASSETS:
Cash and cash equivalents	$140,879	$192,006
Restricted cash and investments	70,458	536,547
Receivables, net	179,922	163,465
Prepaid expenses and other assets	86,979	67,375
Revenue-earning vehicles, net	2,835,480	2,136,719
Property and equipment, net	97,876	97,939
Software and other intangible assets, net	16,470	14,587
Goodwill	246,938	203,861

	$3,675,002	$3,412,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$65,852	$48,515
Accrued liabilities	157,149	171,148
Deferred income tax liability	183,208	160,923
Public liability and property damage	67,117	56,294
Vehicle debt and obligations	2,629,798	2,442,162

Total liabilities	3,103,124	2,879,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 25,687,406 and 25,196,941 issued, respectively, and 25,161,006 and 24,960,941 outstanding, respectively	257	252
Additional capital	738,917	729,306
Accumulated deficit	(146,552)	(170,947)
Accumulated other comprehensive loss	(7,371)	(19,345)
Treasury stock, at cost (526,400 and 236,000 shares, respectively)	(13,373)	(5,809)

Total stockholders’ equity	571,878	533,457

	$3,675,002	$3,412,499

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,395	$6,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	139,368	185,364
Non-vehicle depreciation	8,432	7,408
Net (gains)/losses from disposition of revenue-earning vehicles	(12,983)	955
Amortization	2,798	2,522
Performance share incentive plan	1,753	753
Provision for losses on receivables	1,288	2,269
Deferred income taxes	14,360	6,789
Change in assets and liabilities, net of acquisitions:
Income taxes receivable	-	(3,265)
Receivables	(10,522)	57,224
Prepaid expenses and other assets	(8,989)	(3,751)
Accounts payable and accrued liabilities	22,622	(7,780)
Public liability and property damage	10,823	7,592
Other	(66)	531

Net cash provided by operating activities	193,279	263,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,296,359)	(2,333,031)
Proceeds from sales	1,471,402	1,427,015
Net change in restricted cash and investments	466,089	220,679
Property, equipment and software:
Purchases	(11,142)	(8,751)
Proceeds from sales	25	4
Acquisition of businesses, net of cash acquired	(45,897)	(7,873)

Net cash used in investing activities	(415,882)	(701,957)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	3,582,150	2,744,969
Payments	(3,401,733)	(2,383,673)
Issuance of common shares	7,863	1,230
Purchase of common stock for the treasury	(7,564)	-
Financing issue costs	(9,240)	(5,100)

Net cash provided by financing activities	171,476	357,426

CHANGE IN CASH AND CASH EQUIVALENTS	(51,127)	(80,997)

CASH AND CASH EQUIVALENTS:
Beginning of period	192,006	143,485

End of period	$140,879	$62,488

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$7,240	$25,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$1,941	$3,102

Interest	$42,468	$41,215

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries. DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). Beginning March 31, 2004, Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) was consolidated in the financial statements of DTG under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51 (Note 14). The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities Exchange Commission on March 12, 2004 have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

Beginning July 1, 2003, the Company reclassified the amortization of vehicle manufacturer’s purchase incentives to vehicle depreciation and lease charges, net. Previously such amortization was recorded as offsets against direct vehicle and operating expense. Comparable amounts in the condensed consolidated financial statements for the three months and six months ended June 30, 2003 totaling $7.2 million and $9.3 million, respectively, have been reclassified to conform to the classifications used in the condensed consolidated financial statements for the three months and six months ended June 30, 2004. These reclassifications had no impact on revenue or net income.

In October, 2003, the Company implemented the provisions of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, effective with the amendment to the vehicle supply agreement with DaimlerChrysler, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change is to be accounted for prospectively as a change in estimate, thus, no reclassification has been made in the condensed consolidated financial statements for the three months and six months ended June 30, 2003 to conform to the classifications used in the three months and six months ended June 30, 2004.

2.       ACQUISITIONS

During the six months ended June 30, 2004, the Company acquired certain assets and assumed certain liabilities relating to 16 locations from former franchisees in Aspen, Colorado; Greensboro, North Carolina; Raleigh-Durham, North Carolina; Ft. Myers, Florida; Orlando, Florida and Tampa, Florida for the Thrifty brand and in Aspen, Colorado and Vancouver, Canada for the Dollar brand. Total cash paid during the six months ended June 30, 2004, net of cash acquired for acquisitions, was $45.9 million. The goodwill recognized in these transactions totaled $43.2 million, all of which is amortizable for tax purposes. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months and six months ended June 30, 2004, are included in the condensed consolidated statements of income of the Company.

3.       VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Depreciation of revenue-earning vehicles, net (a)	$60,468	$101,133	$126,385	$186,319
Rents paid for vehicles leased	4,317	1,196	7,599	2,782

	$64,785	$102,329	$133,984	$189,101

(a) For the three months and six months ended June 30, 2004, depreciation expense is net of the amortization of promotional payments totaling $21.6 million and $35.3 million, respectively, due to the Company’s implementation of EITF 02-16. Previously, the amortization of promotional payments was recognized as a reduction of direct vehicle and operating expenses (Note 14).

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Income before cumulative effect of a change in accounting principle	$17,908	$6,329	$20,665	$6,923

Basic EPS:
Weighted average common shares	25,045,211	24,492,981	24,999,251	24,474,926

Basic EPS	$0.72	$0.26	$0.83	$0.28

Diluted EPS:
Weighted average common shares	25,045,211	24,492,981	24,999,251	24,474,926

Shares contingently issuable:
Stock options	452,540	215,960	463,701	222,369
Performance awards	578,787	314,184	557,229	213,469
Shares held for compensation plans	173,030	201,707	180,250	192,426
Director compensation shares deferred	102,639	65,208	100,558	61,457

Shares applicable to diluted	26,352,207	25,290,040	26,300,989	25,164,647

Diluted EPS	$0.68	$0.25	$0.79	$0.28

At June 30, 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares. At June 30, 2003, options to purchase 2,024,941 shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, in each period presented (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income, as reported	$17,908	$6,329	$24,395	$6,923

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	986	431	1,051	452

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(1,058)	(743)	(1,194)	(1,079)

Pro forma net income	$17,836	$6,017	$24,252	$6,296

Earnings per share:
Basic, as reported	$0.72	$0.26	$0.98	$0.28

Basic, pro forma	$0.71	$0.25	$0.97	$0.26

Diluted, as reported	$0.68	$0.25	$0.93	$0.28

Diluted, pro forma	$0.68	$0.24	$0.92	$0.25

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to stock options included in the pro forma results for the three months and six months ended June 30, 2004 and 2003 were as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Risk-free interest rate	4.46%	4.46%	4.46%	4.46%

Expected volatility	54.57%	54.57%	54.57%	54.57%

Weighted-average expected life of awards	5 years	5 years	5 years	5 years

Dividend payments	-	-	-	-

6.       RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2004	2003

Trade accounts receivable	$99,041	$89,737
Notes receivable	2,590	3,010
Financing receivables, net	8,926	8,321
Due from DaimlerChrysler	62,510	68,721
Other vehicle manufacturer receivables	21,131	6,439

	194,198	176,228
Less: Allowance for doubtful accounts	(14,276)	(12,763)

	$179,922	$163,465

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

7.       GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2004, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$203,861
Goodwill through acquisitions during year	43,244
Effect of change in rates used for foreign currency translation	(167)

Balance as of June 30, 2004	$246,938

8.       VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of June 30, 2004 and December 31, 2003 consist of the following (in thousands):

	June 30,	December 31,
	2004	2003

Asset backed notes:
2004 Series notes	$500,000	$-
2003 Series notes	375,000	375,000
2002 Series notes	350,000	350,000
2001 Series notes	350,000	350,000
1999 Series notes	118,750	206,250
1997 Series notes	187,221	200,000

	1,880,971	1,481,250
Discounts on asset backed notes	(26)	(62)

Asset backed notes, net of discount	1,880,945	1,481,188
Conduit facility	350,000	275,000
Commercial paper, net of discount of $24 and $555	37,917	354,741
Other vehicle debt	233,011	244,539
Limited partner interest in limited partnership	127,925	86,694

Total vehicle debt and obligations	$2,629,798	$2,442,162

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

On April 1, 2004, the Company extended the Revolving Credit Facility (the “Revolving Credit Facility”) to April 1, 2009 and increased the capacity from $215 million to $300 million. The Revolving Credit Facility permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $167.7 million and no working capital borrowings at June 30, 2004.

On April 1, 2004, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period and increased the capacity from $275 million to $350 million.

On April 6, 2004, a bank line of credit for vehicles was renewed for another year and increased from $87 million to $97 million.

On April 30, 2004, the Company extended the Canadian fleet securitization program through a limited partnership to December 31, 2005 and increased the capacity from CND $200 million to CND $235 million.

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

9.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2004, to convert variable interest rates on a total of $1.4 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2008, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $12.8 million at June 30, 2004, and the Company recorded the related income of $12.4 million, which is net of income taxes, in total comprehensive income for the six-month period ended June 30, 2004 (Note 10). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected increases in market interest rates, the Company estimates that the existing deferred loss of approximately $7 million at June 30, 2004 and an estimated additional $7 million of loss will be reclassified into earnings within the next twelve months.

10.     COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Net income	$17,908	$6,329	$24,395	$6,923

Interest rate swap adjustment	15,250	(4,927)	12,392	(7,297)
Foreign currency translation adjustment	(248)	808	(418)	1,446

Comprehensive income	$32,910	$2,210	$36,369	$1,072

11.     INCOME TAXES

U.S. operating results are included in the Company’s consolidated U.S. income tax returns and as such the Company has established tax provisions separately for U.S. taxable income and Canadian losses, for which no income tax benefit was recorded. The Company has provided for income taxes in the U.S. and in Canada based on taxable income or loss and other tax attributes separately for each jurisdiction. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

For the three months and six months ended June 30, 2004, the effective tax rate of 41.8% and 44.1%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes, losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and, beginning April 1, 2004, the consolidation of Thrifty National Ad’s operating results into the Company’s operating results due to the adoption of FIN 46(R). Thrifty National Ad files its tax returns under the provisions applicable to a trust, thus, there is no income tax effect for its profits and losses.

12.     SHARE REPURCHASE PROGRAM

On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock over the next two years in the open market or in privately negotiated transactions. During the six months ended June 30, 2004, the Company repurchased 290,400 shares at an average price of $26.04 per share, totaling $7.6 million. Since the stock repurchase program began in 2003, the Company has repurchased 526,400 shares at an average price of $25.40 per share, totaling $13.4 million.

13.     COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of June 30, 2004, the maximum future payments under these guarantees are $0.2 million with expiration through May 2005. As of June 30, 2004, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $0.2 million due to likelihood of a triggering event as not probable.

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

In January 2003, the FASB issued FIN 46(R), which requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

15.     SUBSEQUENT EVENTS

On July 16, 2004, the Company completed an extension of the Vehicle Supply Agreement with DaimlerChrysler, which extends that supply agreement through the 2009 model year.

The Company has reached agreement to acquire the operations of the Thrifty franchisees in Chicago, Illinois and Santa Ana, California, effective September 1, 2004.

*******

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             The following table sets forth the percentage of total revenues (including the reclassification discussed in Note 1 to the condensed consolidated financial statements) in the Company’s condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2004	2003	2004	2003

REVENUES:
Vehicle rentals	89.3%	80.1%	89.1%	79.7%
Vehicle leasing	5.8	13.6	5.9	14.2
Fees and services	4.2	4.7	4.1	5.0
Other	0.7	1.6	0.9	1.1

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	50.7	39.3	51.5	39.7
Vehicle depreciation and lease charges, net	18.3	33.6	20.5	34.1
Selling, general and administrative	15.8	15.7	15.9	16.2
Interest expense, net of interest income	6.5	7.4	6.4	7.5

Total costs and expenses	91.3	96.0	94.3	97.5

INCOME BEFORE INCOME TAXES	8.7	4.0	5.7	2.5

INCOME TAX EXPENSE	3.7	1.9	2.5	1.3

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	5.0	2.1	3.2	1.2

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	0.0	0.0	0.5	0.0

NET INCOME	5.0%	2.1%	3.7%	1.2%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2004	2003	Change		2004	2003	Change

(Company-Owned Stores) Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	103,775	78,521	32.2%		94,312	72,340	30.4%
Number of rental days	8,068,147	5,998,645	34.5%		14,753,523	10,877,664	35.6%
Average revenue per day	$39.30	$40.63	(3.3%	)	$39.47	$40.64	(2.9%	)
Monthly average revenue per vehicle	$1,018	$1,035	(1.6%	)	$1,029	$1,019	1.0%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	86,684	78,521	10.4%		79,129	72,340	9.4%
Number of rental days	6,750,381	5,998,645	12.5%		12,397,632	10,877,664	14.0%

Vehicle Leasing Data:

Average number of vehicles leased	17,988	30,518	(41.1%	)	16,938	29,156	(41.9%	)
Monthly average revenue per vehicle	$384	$453	(15.2%	)	$379	$450	(15.8%	)

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

             During the three months ended June 30, 2004, business and leisure travel improved, which has resulted in an increase in rental demand. The Company’s revenue and profits increased in the second quarter of 2004 as compared to last year’s second quarter, although revenue per day declined by 3.3% due to highly competitive industry conditions. The Company achieved strong same store revenue growth as well as strong revenue growth from franchisee acquisitions. Also, the Company achieved higher vehicle utilization and lower vehicle costs compared to last year’s second quarter.

             Operating Results

             The Company had income of $30.8 million before income taxes for the second quarter of 2004, as compared to $12.2 million in the second quarter of 2003.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$317.0	$243.7	$73.3	30.1%
Vehicle leasing	20.7	41.5	(20.8)	(50.0%	)
Fees and services	15.0	14.3	0.7	4.4%
Other	2.2	4.6	(2.4)	(51.5%	)

Total revenues	$354.9	$304.1	$50.8	16.7%

Vehicle rental metrics:
Number of rental days	8,068,147	5,998,645	2,069,502	34.5%
Average revenue per day	$39.30	$40.63	$(1.33)	(3.3%	)

Vehicle leasing metrics:
Average number of vehicles leased	17,988	30,518	(12,530)	(41.1%	)
Average monthly lease revenue per unit	$384	$453	$(69)	(15.2%	)

             Vehicle rental revenue for the second quarter of 2004 increased 30.1%, due to a 34.5% increase in rental days totaling $84.1 million, partially offset by a 3.3% decrease in revenue per day totaling $10.8 million. Vehicle rental revenue grew by 19.9% from franchisee acquisitions and the opening of new locations and by 10.2% from same store growth.

             Vehicle leasing revenue for the second quarter of 2004 decreased 50.0%, due to a 41.1% decrease in the average lease fleet totaling $17.0 million coupled with a 15.2% decrease in the average lease rate totaling $3.8 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

             Fees and services revenue increased 4.4% due to additional revenues associated with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”), which were $2.9 million and are included in the Company’s consolidated results beginning April 1, 2004 as a result of adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51. This increase in fees and services revenue was primarily offset by lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

             Other revenue decreased by $2.4 million primarily due to a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.7 million in the second quarter of 2004. The revenue is attributable to mark to market valuation of the corresponding investments and is offset by a corresponding amount in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$180.1	$119.4	$60.7	50.8%
Vehicle depreciation and lease charges, net	64.8	102.3	(37.5)	(36.7%	)
Selling, general and administrative	56.3	47.7	8.6	17.9%
Interest expense, net of interest income	23.0	22.5	0.5	2.4%

Total expenses	$324.2	$291.9	$32.3	11.0%

             Direct vehicle and operating expenses for the second quarter of 2004 increased $60.7 million, of which $41.9 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Personnel related expenses increased by $15.8 million, facility and airport concession expenses by $8.1 million, vehicle related costs by $8.0 million and commissions by $3.5 million. Also, during the second quarter of 2003, direct vehicle and operating expenses were reduced by $18.8 million relating to promotional payments, which are classified as a reduction of vehicle depreciation expense in the second quarter of 2004. In the fourth quarter of 2003, the Company adopted Emerging Issues Task Force No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) (see New Accounting Standards) which requires these incentives to be classified as a reduction to vehicle depreciation and lease charges, net, on a prospective basis. Direct vehicle and operating expenses were 50.7% of revenue for the second quarter of 2004, compared to 39.3% in the second quarter of 2003.

             Net vehicle depreciation and lease charges for the second quarter of 2004 decreased $37.5 million, of which $21.6 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses in 2003. Additionally, $6.6 million was due to a 12.4% decrease in the average depreciation rate in the second quarter of 2004 due to favorable manufacturer fleet programs, partially offset by a 6.4% increase in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $10.2 million for the second quarter of 2004 compared to a loss of $2.2 million for the second quarter of 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $3.1 million due to an increase in the number of vehicles leased during the second quarter of 2004. Net vehicle depreciation expense and lease charges were 18.3% of revenue for the second quarter of 2004, compared to 33.6% in the second quarter of 2003.

             Selling, general and administrative expenses for the second quarter of 2004 increased $8.6 million due to a $3.9 million increase in sales and marketing costs and a $0.9 million increase in personnel related costs primarily attributable to the increase in transaction volume and an increase of $3.1 million in expenses related to performance based compensation plans. Additionally, costs associated with Thrifty National Ad were $2.9 million which are included in the Company’s consolidated results due to the adoption of FIN 46(R). These increases were partially offset by a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.7 million for the second quarter of 2004 which is offset in other revenue. Selling, general and administrative expenses were 15.8% of revenue for the second quarter of 2004, compared to 15.7% in the second quarter of 2003.

             Net interest expense for the second quarter of 2004 increased $0.5 million due to an increase in the average vehicle debt, partially offset by lower interest rates. Net interest expense was 6.5% of revenue for the second quarter of 2004, compared to 7.4% in the second quarter of 2003.

             The income tax provision for the second quarter of 2004 was $12.9 million. The effective income tax rate for the second quarter was 41.8% compared to 48.0% for the second quarter of 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to lower Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2003 and forecasted losses in 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

             Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

             During the first half of 2004, business and leisure travel improved, which has resulted in an increase in rental demand. The Company’s revenue and profits increased in the first half of 2004 as compared to the same period last year, although revenue per day declined by 2.9% due to highly competitive industry conditions. The Company achieved strong same store revenue growth as well as strong revenue growth from franchisee acquisitions. Also, the Company achieved higher vehicle utilization and lower vehicle costs compared to the same period last year.

             Operating Results

             The Company had income of $37.0 million before income taxes and cumulative effect of a change in accounting principle for the first half of 2004, as compared to $13.9 million in the first half of 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004 (see New Accounting Standards).

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$582.3	$442.1	$140.2	31.7%
Vehicle leasing	38.5	78.7	(40.2)	(51.1%	)
Fees and services	27.1	27.8	(0.7)	(2.8%	)
Other	5.7	6.0	(0.3)	(4.6%	)

Total revenues	$653.6	$554.6	$99.0	17.9%

Vehicle rental metrics:
Number of rental days	14,753,523	10,877,664	3,875,859	35.6%
Average revenue per day	$39.47	$40.64	$(1.17)	(2.9%	)

Vehicle leasing metrics:
Average number of vehicles leased	16,938	29,156	(12,218)	(41.9%	)
Average monthly lease revenue per unit	$379	$450	$(71)	(15.8%	)

             Vehicle rental revenue for the first half of 2004 increased 31.7%, due to a 35.6% increase in rental days totaling $157.5 million, partially offset by a 2.9% decrease in revenue per day totaling $17.3 million. Vehicle rental revenue grew by 19.8% from franchisee acquisitions and the opening of new locations and by 11.9% from same store growth.

             Vehicle leasing revenue for the first half of 2004 decreased 51.1%, due to a 41.9% decrease in the average lease fleet totaling $32.9 million coupled with a 15.8% decrease in the average lease rate totaling $7.3 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

             Fees and services revenue decreased 2.8% due to lower revenues received from franchisees as the result of a shift of several locations from franchised operations to corporate operations. This decrease was partially offset by a $2.9 million increase in fees and services revenue associated with the consolidation of Thrifty National Ad resulting from the adoption of FIN 46(R).

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$336.7	$220.0	$116.7	53.0%
Vehicle depreciation and lease charges, net	134.0	189.1	(55.1)	(29.1%	)
Selling, general and administrative	103.8	89.8	14.0	15.6%
Interest expense, net of interest income	42.2	41.8	0.4	1.1%

Total expenses	$616.7	$540.7	$76.0	14.1%

             Direct vehicle and operating expenses for the first half of 2004 increased $116.7 million, of which $79.0 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Personnel related expenses increased by $29.8 million, vehicle related costs by $16.4 million, facility and airport concession expenses by $15.8 million and commissions by $7.0 million. Also, during the first half of 2003, direct vehicle and operating expenses were reduced by $37.7 million relating to promotional payments, which are now classified as a reduction of vehicle depreciation expense in the first half of 2004. In the fourth quarter of 2003, the Company adopted EITF 02-16 (see New Accounting Standards), which requires these incentives to be classified as a reduction to vehicle depreciation and lease charges, net, on a prospective basis. Direct vehicle and operating expenses were 51.5% of revenue for the first half of 2004, compared to 39.7% in the first half of 2003.

             Net vehicle depreciation and lease charges for the first half of 2004 decreased $55.1 million, of which $35.3 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses in 2003. Additionally, $10.6 million was due to a 10.2% decrease in the average depreciation rate in the first half of 2004 due to favorable manufacturer fleet programs, partially offset by a 4.9% increase in depreciable fleet. Net vehicle gains on the disposal of non-program vehicles were $13.0 million for the first half of 2004 compared to a loss of $1.0 million for the first half of 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $4.8 million due to an increase in the number of vehicles leased during the first half of 2004. Net vehicle depreciation expense and lease charges were 20.5% of revenue for the first half of 2004, compared to 34.1% in the first half of 2003.

             Selling, general and administrative expenses for the first half of 2004 increased $14.0 million due to a $5.9 million increase in sales and marketing costs and a $1.7 million increase in personnel related costs primarily attributable to the increase in transaction volume and an increase of $3.7 million in expenses related to performance based compensation plans. Additionally, during the second quarter of 2004, costs associated with Thrifty National Ad were $2.9 million which are included in the Company’s consolidated results due to the adoption of FIN 46(R). Selling, general and administrative expenses were 15.9% of revenue for the first half of 2004, compared to 16.2% in the first half of 2003.

             Net interest expense for the first half of 2004 increased $0.4 million due to an increase in the average vehicle debt, partially offset by lower interest rates. Net interest expense was 6.4% of revenue for the first half of 2004, compared to 7.5% in the first half of 2003.

             The income tax provision for the first half of 2004 was $16.3 million. The effective income tax rate for the first half of 2004 was 44.1% compared to 50.1% for the first half of 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2003 and forecasted losses in 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

             Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

             The Company expects continued growth in travel in 2004. The economy is showing continued signs of improvement, consumer confidence is growing and airline passenger enplanements, a key driver of vehicle rental demand, have increased from prior year levels. Pricing continues to be weak due to highly competitive industry conditions. The stronger economy and inflation concerns may cause some costs, such as interest rates, to rise, which will negatively impact the Company’s profits unless these increased costs can be passed through to customers through higher rental rates. The Company’s corporate operations should continue to benefit from franchisee acquisitions in 2004 and future periods. Leasing revenue is expected to continue to decline as a result of franchisee acquisitions. Attractive manufacturer fleet programs are continuing to provide lower vehicle costs. Our consolidated operating model and organizational structure is expected to provide increased efficiencies. The Company continues to make additional investments in improved IT systems, marketing initiatives and infrastructure to facilitate future growth.

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

             The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $193.3 million for the six months ended June 30, 2004, was primarily the result of net income, adjusted for depreciation. The liquidity necessary for purchasing vehicles was primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

             Cash used in investing activities was $415.9 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.3 billion, partially offset by $1.5 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $11.1 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $45.9 million of cash, net of assets acquired and liabilities assumed, during the second quarter for franchisee acquisitions. These expenditures were financed with cash provided from operations. At June 30, 2004, restricted cash and investments totaled $70.5 million, decreasing $466.1 million for the six months ended June 30, 2004 due to increasing the rental fleet. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program.

             Cash provided by financing activities was $171.5 million primarily due to the issuance of an additional $500 million in asset backed notes and a $75 million increase in the Conduit Facility, partially offset by the maturity of asset backed notes totaling $100.3 million and a $316.8 million decrease in commercial paper.

             The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2004, the insurance companies had issued approximately $39.8 million in bonds to secure these obligations.

             Asset Backed Notes

             The asset backed note program at June 30, 2004 was comprised of $1.88 billion in asset backed notes with maturities ranging from 2004 to 2008. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.69 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $186.1 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. On May 5, 2004, RCFC issued an additional $500 million of floating rate asset backed notes with a term of four years. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt.

             Conduit Facility

             Effective April 1, 2004, the Conduit Facility was renewed for another 364-day period and increased to $350 million from $275 million.

             Commercial Paper Program and Liquidity Facility

             On April 1, 2004, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $594 million backed by a renewal of the Liquidity Facility in the amount of $520 million. At June 30, 2004, the Company had $37.9 million in commercial paper outstanding under the Commercial Paper Program.

             Vehicle Debt and Obligations

             Vehicle manufacturer and bank lines of credit provided $405.7 million in capacity at June 30, 2004. The Company had $233.0 million in borrowings outstanding under these lines at June 30, 2004. All lines of credit are collateralized by the related vehicles.

             The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing funded through a bank commercial paper conduit. On April 30, 2004, the Company extended the Canadian fleet securitization program to December 31, 2005 and increased the capacity from CND $200 million to CND $235 million. At June 30, 2004, DTG Canada had approximately CND $170.6 million (US $127.9 million) funded under this program.

             Revolving Credit Facility

             Effective April 1, 2004, the Company renewed the $215 million five-year, senior secured, Revolving Credit Facility, increasing the capacity to $300 million and extending the expiration date to April 1, 2009 (the “Revolving Credit Facility”). The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. In addition to the renewal, certain financial covenants were removed. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and the restriction of cash dividends and share repurchases. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $167.7 million and no working capital borrowings at June 30, 2004.

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

             In January 2003, the FASB issued “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisee’s equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

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

             Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2004, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2004, cash and cash equivalents totaled $140.9 million and restricted cash and investments totaled $70.5 million. The Company estimates that, for 2004, approximately 45% of its average debt will bear interest at floating rates.

             At June 30, 2004, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2003, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 8 to the condensed consolidated financial statements.

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

b)         Changes in internal controls

During 2004, the Company is undergoing system conversions affecting certain financial systems. Additionally, the Company has implemented changes to certain internal controls and processes which will continue throughout 2004 as the system conversions are completed. The Company does not believe there are any significant deficiencies or material weaknesses in internal controls due to these changes. The Company will continue to monitor internal controls to ensure their effectiveness.

PART II – OTHER INFORMATION

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES
OF EQUITY SECURITIES

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	As Part of Publicly	Shares that may yet
	of Shares	Price Paid	Announced Plans	be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2004 - April 30, 2004	-	$-	-	$20,389,000

May 1, 2004 - May 31, 2004	65,200	$25.24	65,200	$18,743,000

June 1, 2004 - June 30, 2004	78,100	$27.09	78,100	$16,627,000

Total	143,300		143,300

             On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock in the open market or in privately negotiated transactions to conclude no later than the third quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]

On May 21, 2004, the 2004 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

[b]

The Company’s stockholders elected Molly Shi Boren, Thomas P. Capo, Maryann N. Keller, The Hon. Edward C. Lumley, Gary L. Paxton, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected.

[c]	The votes cast by the Company’s stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Molly Shi Boren	24,573,965	33,529
Thomas P. Capo	24,072,114	535,380
Maryann N. Keller	24,056,176	551,318
The Hon. Edward C. Lumley	22,320,751	2,286,743
Gary L. Paxton	24,588,737	18,757
John C. Pope	24,413,817	193,677
John P. Tierney	21,904,316	2,703,178
Edward L. Wax	24,069,901	537,593

The Company’s stockholders voted on the following proposals:

Proposal 1 — Election of Directors. See paragraphs (b) and (c) above.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

[a]	Index of Exhibits

Exhibit 4.111	Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC

Exhibit 4.112	Amendment No. 9 to Series 2000-1 Supplement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank and Dresdner Bank AG

Exhibit 4.113	Amendment No. 8 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston

Exhibit 4.114	Extension Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit 4.115	Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston

Exhibit 4.116	Amendment No. 4 to Amended and Restated Series 1998-1 Supplement dated as of March 24, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.117	Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named there in, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG

Exhibit 4.118	Third Amended and Restated Credit Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG

Exhibit 4.119	Series 2004-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit 4.120	Note Purchase Agreement dated as of April 29, 2004 among Rental Car Finance Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc. and ABN AMRO Incorporated

Exhibit 4.121	Enhancement Letter of Credit Application and Agreement dated as of May 5, 2004 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston

Exhibit 4.122	Amendment No. 5 to Series 1997-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.123	Amendment No. 5 to Amended and Restated Series 1998-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.124	Amendment No. 4 to Series 1999-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.125	Amendment No. 10 to Series 2000-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.126	Amendment No. 5 to Series 2001-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company

Exhibit 4.127	Amendment No. 4 to Series 2002-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit 4.128	Amendment No. 1 to Series 2003-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas

Exhibit 10.34	Employment Continuation Agreement dated as of April 21, 2004 between DTG and Gary L. Paxton

Exhibit 10.35	Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective April 21, 2004

Exhibit 10.36	Letter Agreement dated as of July 16, 2004 amending and extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG

Exhibit 15.13	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit 31.11	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.12	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.11	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.12	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[b]	Reports on Form 8-K

During the quarterly period ended June 30, 2004, and between such date and the filing of this Form 10-Q, the Company filed or furnished the following reports on Form 8-K:

Current report on Form 8-K dated April 29, 2004, included press release reporting the financial results of the Company for the quarter ended March 31, 2004.

Current report on Form 8-K dated July 29, 2004, included press release reporting the financial results of the Company for the quarter ended June 30, 2004.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 6, 2004	By:	/s/ GARY L. PAXTON

Gary L. Paxton
President, Chief Executive Officer and Principal Executive Officer

August 6, 2004	By:	/s/ STEVEN B. HILDEBRAND

Steven B. Hildebrand
Senior Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer