Form 10-Q
period 2004-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2004-11-04
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of shares outstanding of the registrant’s Common Stock as of October 29, 2004 was 25,021,207.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	26

ITEM	4. CONTROLS AND PROCEDURES	26

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	27

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	28

ITEM	5. OTHER INFORMATION	28

ITEM	6. EXHIBITS	28

SIGNATURES	29

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

        Some of the statements contained herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; economic and competitive conditions in markets and countries where the companies’ customers reside and where the companies and their franchisees operate; natural hazards or catastrophes; incidents of terrorism; airline travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; systems or communications failures; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters and litigation risks. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I –FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 4, 2004

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2004	2003	2004	2003
REVENUES: Vehicle rentals	$377,989	$308,691	$960,374	$750,762
Vehicle leasing	24,688	41,863	63,165	120,531
Fees and services	16,384	15,372	43,467	43,235
Other	2,085	4,525	7,788	10,505

Total revenues	421,146	370,451	1,074,794	925,033

COSTS AND EXPENSES: Direct vehicle and operating	205,832	148,129	542,480	368,152
Vehicle depreciation and lease charges, net	88,033	110,790	222,017	299,891
Selling, general and administrative	60,487	51,694	164,287	141,490
Interest expense, net of interest income	26,280	24,765	68,527	66,542

Total costs and expenses	380,632	335,378	997,311	876,075

INCOME BEFORE INCOME TAXES	40,514	35,073	77,483	48,958

INCOME TAX EXPENSE	15,480	13,709	31,784	20,671

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	25,034	21,364	45,699	28,287

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	3,730	-

NET INCOME	$25,034	$21,364	$49,429	$28,287

BASIC EARNINGS PER SHARE: Income before cumulative effect of a change in accounting principle	$1.00	$0.87	$1.83	$1.16
Cumulative effect of a change in accounting principle	-	-	0.15	-

Net income	$1.00	$0.87	$1.98	$1.16

DILUTED EARNINGS PER SHARE: Income before cumulative effect of a change in accounting principle	$0.96	$0.84	$1.74	$1.12
Cumulative effect of a change in accounting principle	-	-	0.14	-

Net income	$0.96	$0.84	$1.88	$1.12

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In Thousands Except Per Share and Per Share Data)
	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS:
Cash and cash equivalents	$199,371	$192,006
Restricted cash and investments	283,743	536,547
Receivables, net	186,552	163,465
Prepaid expenses and other assets	86,688	67,375
Revenue-earning vehicles, net	2,620,933	2,136,719
Property and equipment, net	96,302	97,939
Software and other intangible assets, net	19,226	14,587
Goodwill	251,899	203,861

	$3,744,714	$3,412,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$48,861	$48,515
Accrued liabilities	174,235	171,148
Deferred income tax liability	194,658	160,923
Public liability and property damage	79,253	56,294
Vehicle debt and obligations	2,656,334	2,442,162

Total liabilities	3,153,341	2,879,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 50,000,000 shares;
25,718,507 and 25,196,941 issued, respectively, and
25,021,207 and 24,960,941 outstanding, respectively	257	252
Additional capital	741,859	729,306
Accumulated deficit	(121,518)	(170,947)
Accumulated other comprehensive loss	(11,694)	(19,345)
Treasury stock, at cost (697,300
and 236,000 shares, respectively)	(17,531)	(5,809)

Total stockholders' equity	591,373	533,457

	$3,744,714	$3,412,499

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands)
	Nine Months Ended September 30,
	(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,429	$28,287
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	226,639	292,267
Non-vehicle depreciation	13,158	11,231
Net (gains)/losses from disposition of revenue-
earning vehicles	(17,787)	2,693
Amortization	4,111	3,994
Performance share incentive plan	4,068	2,413
Net losses from sale of property and equipment	237	91
Provision for losses on receivables	1,848	4,677
Deferred income taxes	29,427	20,462
Change in assets and liabilities, net of acquisitions:
Income taxes receivable	-	22,048
Receivables	(11,605)	95,829
Prepaid expenses and other assets	(8,626)	(7,716)
Accounts payable and accrued liabilities	12,969	1,197
Public liability and property damage	22,959	13,647
Other	683	836

Net cash provided by operating activities	327,510	491,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,815,495)	(2,758,849)
Proceeds from sales	2,116,503	2,055,546
Net change in restricted cash and investments	252,804	(75,765)
Property, equipment and software:
Purchases	(18,202)	(12,694)
Proceeds from sales	34	34
Acquisition of businesses, net of cash acquired	(50,240)	(29,553)

Net cash used in investing activities	(514,596)	(821,281)

(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(In Thousands)
	Nine Months Ended September 30,
	(Unaudited)
	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	4,143,320	4,075,539
Payments	(3,936,365)	(3,743,248)
Issuance of common shares	8,490	2,395
Purchase of common stock for the treasury	(11,722)	(1,943)
Financing issue costs	(9,272)	(5,102)

Net cash provided by financing activities	194,451	327,641

CHANGE IN CASH AND CASH EQUIVALENTS	7,365	(1,684)
CASH AND CASH EQUIVALENTS:
Beginning of period	192,006	143,485

End of period	$199,371	$141,801

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$13,317	$38,884

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$2,357	$(22,233)

Interest	$68,715	$65,816

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 12, 2004 have been followed in preparing the accompanying condensed consolidated financial statements.

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

Beginning July 1, 2003, the Company reclassified the amortization of vehicle manufacturer’s purchase incentives to vehicle depreciation and lease charges, net. Previously, such amortization was recorded as offsets against direct vehicle and operating expense. Comparable amounts in the condensed consolidated financial statements for the nine months ended September 30, 2003 totaling $9.3 million have been reclassified to conform to the classifications used in the condensed consolidated financial statements for the nine months ended September 30, 2004. These reclassifications had no impact on revenue or net income.

In October, 2003, the Company implemented the provisions of Emerging Issues Task Force No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, effective with the amendment to the vehicle supply agreement with DaimlerChrysler, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change is to be accounted for prospectively as a change in estimate, thus, no reclassification has been made in the condensed consolidated financial statements for the three months and nine months ended September 30, 2003 to conform to the classifications used in the three months and nine months ended September 30, 2004.

2.	ACQUISITIONS

During the nine months ended September 30, 2004, the Company acquired certain assets and assumed certain liabilities relating to 18 locations from former franchisees in Aspen, Colorado; Greensboro, North Carolina; Raleigh-Durham, North Carolina; Ft. Myers, Florida; Orlando, Florida; Tampa, Florida and Chicago, Illinois for the Thrifty brand and in Aspen, Colorado and Vancouver, Canada for the Dollar brand. Total cash paid during the nine months ended September 30, 2004, net of cash acquired for acquisitions, was $50.2 million. The goodwill recognized in these transactions totaled $47.9 million, all of which is amortizable for tax purposes. Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months and nine months ended September 30, 2004, are included in the condensed consolidated statements of income of the Company.

During the third quarter of 2004, the Company reached an agreement to acquire operations of the Thrifty franchisee in Orange County, California. The expected completion date is November 16, 2004.

3.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Depreciation of revenue-earning vehicles, net (a)	$82,467	$108,641	$208,852	$294,960
Rents paid for vehicles leased	5,566	2,149	13,165	4,931

	$88,033	$110,790	$222,017	$299,891

    ____________________

(a) For the three months and six months ended September 30, 2004, depreciation expense is net of the amortization of promotional payments totaling $21.3 million and $56.6 million, respectively, due to the Company’s implementation of EITF 02-16. Previously, the amortization of promotional payments was recognized as a reduction of direct vehicle and operating expenses (Note 14).

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income before cumulative effect of a change in accounting principle	$25,034	$21,364	$45,699	$28,287

Basic EPS:
Weighted average common shares	24,952,426	24,517,960	24,983,528	24,489,428

Basic EPS	$1.00	$0.87	$1.83	$1.16

Diluted EPS:
Weighted average common shares	24,952,426	24,517,960	24,983,528	24,489,428

Shares contingently issuable:
Stock options	388,240	437,797	437,912	262,848
Performance awards	575,491	268,028	563,322	231,637
Shares held for compensation plans	172,980	201,782	177,809	195,579
Director compensation shares deferred	106,334	70,527	102,468	64,513

Shares applicable to diluted	26,195,471	25,496,094	26,265,039	25,244,005

Diluted EPS	$0.96	$0.84	$1.74	$1.12

For the three months and nine months ended September 30, 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares. For the three months and nine months ended September 30, 2003, options to purchase 81,300 and 1,043,700, respectively, shares of common stock were outstanding but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, in each period presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$25,034	$21,364	$49,429	$28,287

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	1,389	943	2,440	1,395

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(1,423)	(1,181)	(2,617)	(2,260)

Pro forma net income	$25,000	$21,126	$49,252	$27,422

Earnings per share:
Basic, as reported	$1.00	$0.87	$1.98	$1.16

Basic, pro forma	$1.00	$0.86	$1.97	$1.12

Diluted, as reported	$0.96	$0.84	$1.88	$1.12

Diluted, pro forma	$0.95	$0.83	$1.88	$1.09

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to stock options included in the pro forma results for the three months and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	4.46%	4.46%	4.46%	4.46%

Expected volatility	54.57%	54.57%	54.57%	54.57%

Weighted-average expected life of awards	5 years	5 years	5 years	5 years

Dividend payments	-	-	-	-

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Trade accounts receivable	$115,131	$89,737
Notes receivable	2,323	3,010
Financing receivables, net	8,897	8,321
Due from DaimlerChrysler	58,639	68,721
Other vehicle manufacturer receivables	16,659	6,439

	201,649	176,228
Less: Allowance for doubtful accounts	(15,097)	(12,763)

	$186,552	$163,465

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$203,861
Goodwill through acquisitions during year	47,864
Effect of change in rates used for foreign currency translation	174

Balance as of September 30, 2004	$251,899

8.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of September 30, 2004 and December 31, 2003 consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Asset backed notes:
2004 Series notes	$500,000	$-
2003 Series notes	375,000	375,000
2002 Series notes	350,000	350,000
2001 Series notes	350,000	350,000
1999 Series notes	75,000	206,250
1997 Series notes	148,884	200,000

	1,798,884	1,481,250
Discounts on asset backed notes	(8)	(62)

Asset backed notes, net of discount	1,798,876	1,481,188
Conduit facility	350,000	275,000
Commercial paper, net of discount of $210 and $555	145,610	354,741
Other vehicle debt	203,972	244,539
Limited partner interest in limited partnership	157,876	86,694

Total vehicle debt and obligations	$2,656,334	$2,442,162

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

On April 1, 2004, the Company extended the Revolving Credit Facility (the “Revolving Credit Facility”) to April 1, 2009 and increased the capacity from $215 million to $300 million. The Revolving Credit Facility permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $164.5 million and no working capital borrowings at September 30, 2004.

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

During the third quarter of 2004, existing vehicle manufacturer lines of credit totaling $140 million, which are included in other vehicle debt, were renewed at existing capacity levels.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2004, to convert variable interest rates on a total of $1.4 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2008, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $22.0 million at September 30, 2004, and the Company recorded the related income of $6.7 million, which is net of income taxes, in total comprehensive income for the nine-month period ended September 30, 2004 (Note 10). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected increases in market interest rates, the Company estimates that the existing deferred loss of approximately $13 million at September 30, 2004 will be reclassified into earnings within the next twelve months.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$25,034	$21,364	$49,429	$28,287

Interest rate swap adjustment	(5,656)	6,683	6,736	(614)
Foreign currency translation adjustment	1,333	287	915	1,733

Comprehensive income	$20,711	$28,334	$57,080	$29,406

11.	INCOME TAXES

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

For the three months and nine months ended September 30, 2004, the effective tax rate of 38.2% and 41.0%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes, losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and, beginning April 1, 2004, the consolidation of Thrifty National Ad’s operating results into the Company’s operating results due to the adoption of FIN 46(R). Thrifty National Ad files its tax returns under the provisions applicable to a trust, thus, there is no income tax effect for its profits and losses.

12.	SHARE REPURCHASE PROGRAM

On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock over the next two years in the open market or in privately negotiated transactions. During the nine months ended September 30, 2004, the Company repurchased 461,300 shares at an average price of $25.41 per share, totaling $11.7 million. Since the stock repurchase program began in 2003, the Company has repurchased 697,300 shares at an average price of $25.14 per share, totaling $17.5 million.

13.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of September 30, 2004, the maximum future payments under these guarantees are $0.1 million with expiration in January 2005. As of September 30, 2004, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $0.1 million due to likelihood of a triggering event as not probable.

Contingencies

Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability would not materially affect its consolidated financial position.

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

In January 2003, the FASB issued FIN 46(R), which requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad was consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

15.	SUBSEQUENT EVENTS

The Company acquired the operations of the Thrifty franchisees in Corpus Christi, Texas effective October 15, 2004 and in Los Angeles, California and San Diego, California effective November 1, 2004. Additionally, the Company has reached agreement to acquire the operations of its Dollar and Thrifty franchisees in Boise, Idaho and its Thrifty franchise operation in Orange County, California.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following table sets forth the percentage of total revenues (including the reclassification discussed in Note 1 to the condensed consolidated financial statements) in the Company’s condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Percentage of Revenue)

	2004	2003	2004	2003
REVENUES:
Vehicle rentals	89.8%	83.3%	89.4%	81.2%
Vehicle leasing	5.9	11.3	5.9	13.0
Fees and services	3.9	4.2	4.0	4.7
Other	0.4	1.2	0.7	1.1

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	48.9	40.0	50.5	39.8
Vehicle depreciation and lease charges, net	20.9	29.9	20.6	32.4
Selling, general and administrative	14.4	14.0	15.3	15.3
Interest expense, net of interest income	6.2	6.6	6.4	7.2

Total costs and expenses	90.4	90.5	92.8	94.7

INCOME BEFORE INCOME TAXES	9.6	9.5	7.2	5.3

INCOME TAX EXPENSE	3.7	3.7	2.9	2.2

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	5.9	5.8	4.3	3.1

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	0.0	0.0	0.3	0.0

NET INCOME	5.9%	5.8%	4.6%	3.1%

The following table sets forth certain selected operating data of the Company:

	Three Months Ended September 30,				Nine Months Ended September 30,
U.S. and Canada	2004	2003	% Change		2004	2003	% Change

(Company-Owned Stores)

Vehicle Rental Data:
(includes new stores)

Average number of vehicles operated	118,933	94,335	26.1%		102,578	79,752	28.6%
Number of rental days	9,306,217	7,391,000	25.9%		24,059,740	18,268,664	31.7%
Average revenue per day	$40.62	$41.77	(2.8%	)	$39.92	$41.10	(2.9%	)
Monthly average revenue per vehicle	$1,059	$1,091	(2.9%	)	$1,040	$1,046	(0.6%	)

Same Store Vehicle Rental Data:
(excludes new stores)

Average number of vehicles operated	101,307	94,335	7.4%		86,576	79,752	8.6%
Number of rental days	7,922,468	7,391,000	7.2%		20,320,100	18,268,664	11.2%

Vehicle Leasing Data:

Average number of vehicles leased	21,394	30,659	(30.2%	)	18,434	29,663	(37.9%	)
Monthly average revenue per vehicle	$385	$455	(15.4%	)	$381	$451	(15.5%	)

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

        During the three months ended September 30, 2004, business and leisure travel continued to improve despite the negative impact of the disruptions related to the hurricanes in Florida and surrounding areas late in the quarter. The Company’s revenue and profits increased in the third quarter of 2004 compared to last year’s third quarter. The Company achieved strong same store revenue growth as well as strong revenue growth from franchisee acquisitions, although revenue per day declined 2.8% due to highly competitive industry conditions. The Company also experienced lower vehicle costs compared to last year’s third quarter.

         Operating Results

        The Company had income of $40.5 million before income taxes for the third quarter of 2004, as compared to $35.1 million in the third quarter of 2003. The Company’s operating results were negatively impacted from the slow down in travel to Florida, a state that provides approximately 30 percent of the Company’s total rental revenue, late in the quarter due to the hurricanes.

Revenues
	Three Months Ended September 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$378.0	$308.7	$69.3	22.4%
Vehicle leasing	24.7	41.8	(17.1)	(41.0%)
Fees and services	16.4	15.4	1.0	6.6%
Other	2.0	4.5	(2.5)	(53.9%)

Total revenues	$421.1	$370.4	$50.7	13.7%

Vehicle rental metrics:
Number of rental days	9,306,217	7,391,000	1,915,217	25.9%
Average revenue per day	$40.62	$41.77	$(1.15)	(2.8%)

Vehicle leasing metrics:
Average number of vehicles leased	21,394	30,659	(9,265)	(30.2%)
Average monthly lease revenue per unit	$385	$455	$(70)	(15.4%)

        Vehicle rental revenue for the third quarter of 2004 increased 22.4%, due to a 25.9% increase in rental days totaling $80.0 million, partially offset by a 2.8% decrease in revenue per day totaling $10.7 million. Vehicle rental revenue grew by 17.1% from franchisee acquisitions and the opening of new locations and by 5.3% from same store growth.

        Vehicle leasing revenue for the third quarter of 2004 decreased 41.0%, due to a 30.2% decrease in the average lease fleet totaling $12.7 million coupled with a 15.4% decrease in the average lease rate totaling $4.4 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

        Fees and services revenue increased 6.6% due to additional revenues associated with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”), which were $3.2 million and beginning April 1, 2004 are included in the Company’s consolidated results due to adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51. This increase in fees and services revenue was primarily offset by lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

        Other revenue decreased by $2.5 million primarily due to a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.0 million in the third quarter of 2004. This decreased revenue is attributable to mark to market valuation of the corresponding investments and is offset by a corresponding decrease in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months Ended September 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$205.8	$148.1	$57.7	39.0%
Vehicle depreciation and lease charges, net	88.0	110.8	(22.8)	(20.5%)
Selling, general and administrative	60.5	51.7	8.8	17.0%
Interest expense, net of interest income	26.3	24.8	1.5	6.1%

Total expenses	$380.6	$335.4	$45.2	13.5%

        Direct vehicle and operating expenses for the third quarter of 2004 increased $57.7 million, of which $36.4 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Personnel related expenses increased by $14.0 million, vehicle related costs by $7.8 million, facility and airport concession expenses by $8.4 million and commissions by $2.5 million. Additionally, the Company increased insurance reserves by $3.3 million during the quarter to reflect the current actuarial estimates attributable to negative developments in claims history. In the fourth quarter of 2003, the Company adopted Emerging Issues Task Force No. 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”) (see New Accounting Standards) which requires promotional incentives to be classified as a reduction to vehicle depreciation and lease charges, net, on a prospective basis rather than direct vehicle and operating expenses. Consequently, direct vehicle and operating expenses were reduced by $18.0 million during the third quarter of 2003, relating to promotional payments, which are classified as a reduction of vehicle depreciation expense in the third quarter of 2004. Direct vehicle and operating expenses were 48.9% of revenue for the third quarter of 2004, compared to 40.0% in the third quarter of 2003.

        Net vehicle depreciation and lease charges for the third quarter of 2004 decreased $22.8 million, of which $21.3 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses in 2003. Additionally, net vehicle gains on the disposal of non-program vehicles were $4.8 million for the third quarter of 2004 compared to a loss of $1.7 million for the third quarter of 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $3.4 million due to an increase in the number of vehicles leased during the third quarter of 2004 and vehicle depreciation expenses increased $1.6 million due to an 8.7% increase in depreciable fleet, partially offset by a 6.5% decrease in average depreciation rate. Net vehicle depreciation expense and lease charges were 20.9% of revenue for the third quarter of 2004, compared to 29.9% in the third quarter of 2003.

        Selling, general and administrative expenses for the third quarter of 2004 increased $8.8 million. The increase was due primarily to a $5.8 million increase in sales and marketing costs and a $2.3 million increase in personnel related costs that are primarily attributable to the increase in transaction volume. Additionally, an increase of $0.9 million in expenses related to performance based compensation plans and costs associated with Thrifty National Ad of $3.5 million, which are included in the Company’s consolidated results due to the adoption of FIN 46(R), contributed to the increase. These increases were partially offset by a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.0 million for the third quarter of 2004, which is offset in other revenue. Selling, general and administrative expenses were 14.4% of revenue for the third quarter of 2004, compared to 14.0% in the third quarter of 2003.

        Net interest expense for the third quarter of 2004 increased $1.5 million due to higher interest rates and higher average vehicle debt. Net interest expense was 6.2% of revenue for the third quarter of 2004, compared to 6.6% in the third quarter of 2003.

        The income tax provision for the third quarter of 2004 was $15.5 million. The effective income tax rate for the third quarter was 38.2% compared to 39.1% for the third quarter of 2003. This decrease in the effective tax rate was due primarily to higher Canadian pretax earnings in relationship to U.S. pretax earnings. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2003 and forecasted losses in 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

        Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

        During the nine months ended September 30, 2004, business and leisure travel improved, which has resulted in an increase in rental demand. The Company’s revenue and profits increased during this period as compared to the same period last year, although revenue per day declined by 2.9% due to highly competitive industry conditions. The Company achieved strong same store revenue growth as well as strong revenue growth from franchisee acquisitions. Also, the Company achieved higher vehicle utilization and lower vehicle costs compared to the same period last year.

         Operating Results

        The Company had income of $77.5 million before income taxes and cumulative effect of a change in accounting principle for the nine months ended September 30, 2004, as compared to $49.0 million in the same period of 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004 (see New Accounting Standards).

Revenues
	Nine Months Ended September 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$960.4	$750.8	$209.6	27.9%
Vehicle leasing	63.2	120.5	(57.3)	(47.6%)
Fees and services	43.5	43.2	0.3	0.5%
Other	7.7	10.5	(2.8)	(25.9%)

Total revenues	$1,074.8	$925.0	$149.8	16.2%

Vehicle rental metrics:
Number of rental days	24,059,740	18,268,664	5,791,076	31.7%
Average revenue per day	$39.92	$41.10	$(1.18)	(2.9%)

Vehicle leasing metrics:
Average number of vehicles leased	18,434	29,663	(11,229)	(37.9%)
Average monthly lease revenue per unit	$381	$451	$(70)	(15.5%)

        Vehicle rental revenue for the nine months ended September 30, 2004 increased 27.9%, due to a 31.7% increase in rental days totaling $238.0 million, partially offset by a 2.9% decrease in revenue per day totaling $28.4 million. Vehicle rental revenue grew by 18.7% from franchisee acquisitions and the opening of new locations and by 9.2% from same store growth.

        Vehicle leasing revenue for the nine months ended September 30, 2004 decreased 47.6%, due to a 37.9% decrease in the average lease fleet totaling $45.6 million coupled with a 15.5% decrease in the average lease rate totaling $11.7 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

        Fees and services revenue increased 0.5% due to a $6.1 million increase in fees and services revenue associated with the consolidation of Thrifty National Ad resulting from the adoption of FIN 46(R). This increase was primarily offset by lower revenues received from franchisees as the result of a shift of several locations from franchised operations to corporate operations.

        Other revenue decreased by $2.8 million primarily due to a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.2 million in 2004. This decreased revenue is attributable to mark to market valuation of the corresponding investments and is offset by a corresponding decrease in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Nine Months Ended September 30,		$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$542.5	$368.1	$174.4	47.4%
Vehicle depreciation and lease charges, net	222.0	299.9	(77.9)	(26.0%)
Selling, general and administrative	164.3	141.5	22.8	16.1%
Interest expense, net of interest income	68.5	66.6	1.9	3.0%

Total expenses	$997.3	$876.1	$121.2	13.8%

        Direct vehicle and operating expenses for the nine months ended September 30, 2004 increased $174.4 million, of which $118.7 million was primarily due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Personnel related expenses increased by $43.8 million, vehicle related costs by $24.2 million, facility and airport concession expenses by $24.2 million and commissions by $9.5 million. In the fourth quarter of 2003, the Company adopted EITF 02-16 (see New Accounting Standards), which requires promotional incentives to be classified as a reduction to vehicle depreciation and lease charges, net, on a prospective basis rather than direct vehicle and operating expenses. Consequently, direct vehicle and operating expenses were reduced by $55.7 million in the nine months of 2003 relating to promotional payments, which are now classified as a reduction of vehicle depreciation expense in the nine months of 2004. Direct vehicle and operating expenses were 50.5% of revenue for the nine months ended September 30, 2004, compared to 39.8% in the same period in 2003.

        Net vehicle depreciation and lease charges for the nine months ended September 30, 2004 decreased $77.9 million, of which $56.6 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses in 2003. Additionally, net vehicle gains on the disposal of non-program vehicles were $17.8 million for the nine months ended September 30, 2004 compared to a loss of $2.7 million for the same period in 2003, due to lower acquisition costs and to an improved used car market. Vehicle depreciation expenses decreased $9.0 million due to an 8.9% decrease in the average depreciation rate for the nine months ended September 30, 2004 due to favorable manufacturer fleet programs, partially offset by a 6.3% increase in depreciable fleet. Lease charges, for vehicles leased from third parties, increased $8.2 million due to an increase in the number of vehicles leased during the nine months ended September 30, 2004. Net vehicle depreciation expense and lease charges were 20.6% of revenue for the nine months ended September 30, 2004, compared to 32.4% in the same period in 2003.

        Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $22.8 million. The increase was due primarily to an $11.7 million increase in sales and marketing costs and a $4.0 million increase in personnel related costs primarily attributable to the increase in transaction volume. Additionally, an increase of $4.6 million in expenses related to performance based compensation plans and costs associated with Thrifty National Ad of $6.4 million, which are included in the Company’s consolidated results due to the adoption of FIN 46(R) effective April 1, 2004, contributed to the increase. These increases were partially offset by a decrease in market value of investments in the Company’s deferred compensation and retirement plan of $2.2 million, which is offset in other revenue. Selling, general and administrative expenses were 15.3% of revenue for the nine months ended September 30, 2004 and 2003.

        Net interest expense for the nine months ended September 30, 2004 increased $1.9 million due to an increase in the average vehicle debt, partially offset by lower interest rates. Net interest expense was 6.4% of revenue for the nine months ended September 30, 2004, compared to 7.2% in the same period in 2003.

        The income tax provision for the nine months ended September 30, 2004 was $31.8 million. The effective income tax rate for the nine months ended September 30, 2004 was 41.0% compared to 42.2% for the same period in 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2003 and forecasted losses in 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

        Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

        The Company expects continued growth in travel in the fourth quarter of 2004. Airline passenger enplanements, a key driver of vehicle rental demand, have increased from prior year levels. Vehicle rental pricing continues to be weak due to highly competitive industry conditions. The Company’s corporate operations should continue to benefit from franchisee acquisitions in 2004 and future periods. Leasing revenue is expected to continue to decline as a result of franchisee acquisitions. Our consolidated operating model and organizational structure is expected to provide increased efficiencies. The Company continues to make additional investments in improved IT systems, marketing initiatives and infrastructure to facilitate future growth.

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

        The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $327.5 million for the nine months ended September 30, 2004, was primarily the result of net income, adjusted for depreciation. The liquidity necessary for purchasing vehicles was primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

        Cash used in investing activities was $514.6 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.8 billion, partially offset by $2.1 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $18.2 million. These expenditures consist primarily of airport rental facility improvements and investments in information technology equipment and systems. The Company also used $50.2 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations. At September 30, 2004, restricted cash and investments totaled $283.7 million, decreasing $252.8 million for the nine months ended September 30, 2004 due to increasing the rental fleet. Restricted cash and investments are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program.

        Cash provided by financing activities was $194.5 million primarily due to the issuance of an additional $500.0 million in asset backed notes and a $75.0 million increase in the Conduit Facility, partially offset by the maturity of asset backed notes totaling $182.4 million, a $209.1 million decrease in commercial paper, and stock repurchases totaling $11.7 million under the stock repurchase program.

        The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At September 30, 2004, the insurance companies had issued approximately $43.9 million in bonds to secure these obligations.

         Asset Backed Notes

        The asset backed note program at September 30, 2004 was comprised of $1.80 billion in asset backed notes with maturities ranging from 2004 to 2008. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.61 billion bear interest at fixed rates ranging from 3.64% to 7.10%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $186.1 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. On May 5, 2004, RCFC issued an additional $500 million of floating rate asset backed notes with a term of four years. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt.

         Conduit Facility

        Effective April 1, 2004, the Conduit Facility was renewed for another 364-day period and increased to $350 million from $275 million.

         Commercial Paper Program and Liquidity Facility

        On April 1, 2004, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $594 million backed by a renewal of the Liquidity Facility in the amount of $520 million. At September 30, 2004, the Company had $145.6 million in commercial paper outstanding under the Commercial Paper Program.

         Vehicle Debt and Obligations

        Vehicle manufacturer and bank lines of credit provided $406.8 million in capacity at September 30, 2004. The Company had $204.0 million in borrowings outstanding under these lines at September 30, 2004. All lines of credit are collateralized by the related vehicles.

        The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing funded through a bank commercial paper conduit. On April 30, 2004, the Company extended the Canadian fleet securitization program to December 31, 2005 and increased the capacity from CND $200 million to CND $235 million. At September 30, 2004, DTG Canada had approximately CND $199.1 million (US $157.9 million) funded under this program.

         Revolving Credit Facility

        Effective April 1, 2004, the Company renewed the $215 million five-year, senior secured, Revolving Credit Facility, increasing the capacity to $300 million and extending the expiration date to April 1, 2009 (the “Revolving Credit Facility”). The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. In addition to the renewal, certain financial covenants were removed. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and the restriction of cash dividends and share repurchases. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $164.5 million and no working capital borrowings at September 30, 2004.

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

        Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2004, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2004, cash and cash equivalents totaled $199.4 million and restricted cash and investments totaled $283.7 million. The Company estimates that, for 2004, approximately 45% of its average debt will bear interest at floating rates.

        At September 30, 2004, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2003, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 8 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

a)     Evaluation of disclosure controls and procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. The disclosure controls and procedures are also designed with the objective of ensuring such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing the disclosure controls and procedures, the Company’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

b)     Changes in internal controls

During 2004, the Company is undergoing system conversions affecting certain financial systems. Additionally, the Company has implemented changes to certain internal controls and processes which will continue throughout 2004 as the system conversions are completed. The Company does not believe there are any material weaknesses in internal controls due to these changes. The Company will continue to monitor internal controls to ensure their effectiveness.

PART II –OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs

July 1, 2004 -
July 31, 2004	-	$ -	-	$16,627,000

August 1, 2004 -
August 31, 2004	107,100	$ 24.11	107,100	$14,046,000

September 1, 2004 -
September 30, 2004	63,800	$ 24.71	63,800	$12,469,000

Total	170,900		170,900

        On July 30, 2003, the Company announced that its Board of Directors had authorized a stock repurchase program which allows the repurchase of up to $30 million of the Company’s stock in the open market or in privately negotiated transactions to conclude no later than the third quarter of 2005.

ITEM 5.	OTHER INFORMATION

        The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 20, 2005.

ITEM 6.	EXHIBITS

Exhibit 10.37	Form of Restricted Stock Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director

Exhibit 10.38	Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39)

Exhibit 10.39	Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan

Exhibit 15.15	Letter from Deloitte & Touche LLP regarding interim financial information

Exhibit 31.13	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.14	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.13	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.14	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 4, 2004	By:	/s/ GARY L. PAXTON

Gary L. Paxton
President, Chief Executive Officer and Principal Executive Officer

November 4, 2004	By:	/s/ STEVEN B. HILDEBRAND

Steven B. Hildebrand
Senior Executive Vice President, Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer