Form 10-K
period 2004-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2005-03-15
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $683,855,454.

     The number of shares outstanding of the registrant’s Common Stock as of February 28, 2005 was 25,260,838.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2005, are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-K

PART I

ITEM	1. BUSINESS	4

ITEM	2. PROPERTIES	18

ITEM	3. LEGAL PROCEEDINGS	18

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM	6. SELECTED FINANCIAL DATA	21

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	23

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	38

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	70

ITEM	9A. CONTROLS AND PROCEDURES	70

ITEM	9B. OTHER INFORMATION	72

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	72

ITEM	11. EXECUTIVE COMPENSATION	73

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	73

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	73

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	73

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	73

SIGNATURES	92

INDEX TO EXHIBITS	93

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

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”), which operates a franchised retail used car sales network. Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). On January 1, 2003, DTG began operating under a corporate structure which realigned the prior brand structure to a functional structure, combining the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, provides vehicle leasing to franchisees and operates reservation centers for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities and sales and marketing activities for their respective brands. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2004, Dollar and Thrifty had 859 locations in the United States and Canada of which 352 were company-owned stores and 507 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company.

In the United States, Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty has historically derived its revenues primarily from franchising fees and services including vehicle leasing. However, Thrifty has shifted to operating more company-owned stores by acquiring franchisee locations in key markets and now derives a majority of its revenues from corporate operations. Dollar and Thrifty incur the costs of operating company-owned stores and their revenues are directly affected by changes in rental demand and pricing.

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

The Company has a code of business conduct, which is available on the Company’s Web site under the heading, “About DTG”. The Company’s Board of Directors has adopted a corporate governance policy and Board committee charters, which are updated periodically and can be found on the Company’s Web site under the heading, “Corporate Governance”. A copy of the code of business conduct, the corporate governance policy and the charters are available upon request to the Company’s headquarters as listed on the front of this Form 10-K, attention “Corporate Communications” department.

The annual Chief Executive Officer certification required by the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 24, 2004.

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

Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs that repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important component of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

The rental car industry has consolidated ownership of the top eight brands which are now owned by just five companies. Enterprise is privately held, Hertz is a subsidiary of Ford, Budget and Avis are operating subsidiaries of Cendant Corporation, Dollar and Thrifty are operating subsidiaries of the Company, and Alamo and National are operating subsidiaries of Vanguard Car Rental USA, Inc., an affiliate of Cerberus Capital Management, L.P., a private investment group.

Prior to 2001, the car rental industry had experienced steady growth over the previous decade driven by increased leisure and business airline passenger traffic and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly and car rental companies reduced their fleet size in response to lower levels of demand. Airline passenger traffic has recovered and in 2004 exceeded the previous peak levels of traffic in 2000. The future growth of the car rental industry will be determined by general economic conditions and the level of leisure and business travel.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. In 2004, the Company’s average monthly fleet size ranged from a low of approximately 93,000 vehicles in the first quarter to a high of approximately 149,000 vehicles in the third quarter.

The Company

The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States. In the United States, the Dollar and Thrifty brands remain separate, but operate under a single management structure and share vehicles, back-office employees and facilities, where possible. The Company also operates company-owned stores in the eight largest airports in Canada under DTG Canada. In Canada, the company-owned stores are primarily co-branded.

The Company also offers franchise opportunities in smaller markets in the United States and Canada and in all markets internationally so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.

Summary Operating Data of the Company

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,282,386	$1,019,476	$901,790
Revenue from U.S. and Canada franchisees	130,855	198,039	225,885
Revenue from international franchisees	5,128	4,515	4,192
Other revenue	5,611	5,856	1,327

Total revenues	$1,423,980	$1,227,886	$1,133,194

	As of December 31,

	2004	2003	2002

Rental locations:
U.S. and Canada company- owned stores	352	310	224
U.S. and Canada franchisee locations	507	513	579

Franchisees:
U.S. and Canada	229	248	243
International	112	99	106

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2004, Dollar had 105 company-owned and franchised in-terminal airport locations. Dollar operates primarily through company-owned stores in the United States, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the United States, Canada and abroad. In January 2003, Dollar re-acquired its master franchise rights in Canada and began acquiring the operations of franchisees in the eight largest airport markets of Calgary, Winnipeg, Ottawa, Toronto, Montreal, Halifax, Edmonton and Vancouver. Dollar successfully completed the acquisition of all franchisee operations in these top markets by January 2004, when it purchased the franchise operation in Vancouver.

As of December 31, 2004, Dollar’s vehicle rental system included 349 locations in the United States and Canada, consisting of 185 company-owned stores and 164 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $877 million for the year ended December 31, 2004.

Thrifty

Historically, Thrifty’s main focus had been on franchising and franchise support services. However, Thrifty is shifting to operating more company-owned stores by acquiring franchisee locations in key markets. Consistent with 2003, Thrifty made significant progress during 2004 in acquiring franchised operations and converting them to company-owned locations. Thrifty U.S. company-owned locations increased to 115 at December 31, 2004 from 87 at December 31, 2003. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 80% of their combined rental revenues from the airport market and approximately 20% from the local market. Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. At December 31, 2004, Thrifty had 98 company-owned and franchised in-terminal airport locations.

As of December 31, 2004, Thrifty’s vehicle rental system included 510 rental locations in the United States and Canada, consisting of 343 franchisee locations and 167 company-owned stores. Thrifty’s total rental revenue generated by company-owned stores was $399 million for the year ended December 31, 2004.

Corporate Operations

United States

Beginning in 2003, the Company implemented a new operating model for U.S. Dollar and Thrifty company-owned stores, which included maintaining separate airport counters, bussing, reservations, marketing and all other customer contact activities, while using a single management team for both brands. In addition, this operating model included sharing vehicles, back-office employees and service facilities, where possible.

As of December 31, 2004, the Company operates the Dollar brand in 55 and the Thrifty brand in 39 of the top 75 airport markets in the United States and operates both brands in 35 of these top 75 airport markets. During 2004, the Company added Thrifty in ten and Dollar in one top 75 airport markets by acquiring franchisee locations or opening greenfield locations.

Canada

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

Franchise Acquisition Program

The Company acquires assets, operations and locations of franchisees. The Company is pursuing opportunities to acquire both Dollar and Thrifty franchise operations in the top 75 U.S. airport markets and other key leisure markets. Historically, Thrifty had established company-owned stores only upon the financial failure of a franchisee. However, Thrifty is shifting to operating more company-owned stores by acquiring franchisee locations in key markets. In 2004, Thrifty continued its strategy to transition from a franchise operation to a corporate operation in key U.S. markets.

During 2004, the Company acquired the Thrifty franchise operations in 13 U.S. markets in Greensboro, Aspen, Raleigh-Durham, Ft. Myers, Orlando, Tampa, Chicago (O’Hare and Midway), Corpus Christi, Los Angeles, San Diego, Boise, and Orange County and the Dollar franchise operations in two U.S. markets in Aspen and Boise. Dollar and Thrifty generally have the right of first refusal on the sale of a franchise operation. As of December 31, 2004, the Company estimates it has completed approximately 70% of its acquisition program.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $192 million or 15% of the Company’s rental revenues for the year ended December 31, 2004. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 3% of the Company’s 2004 rental revenues.

Other

Dollar and Thrifty reduce costs through bulk purchasing, applying performance benchmarks and developing and implementing best practice management techniques nationwide. Its company-owned store network also allows Dollar and Thrifty to offer customers one-way rentals in most markets.

As of December 31, 2004, the Company had 113 vehicle rental concessions for company-owned stores at 80 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities. A growing number of larger airports are building consolidated airport rental car facilities to eliminate congestion at the airport which also facilitates additional growth for the rental car industry.

Supplemental Equipment and Optional Products – Dollar and Thrifty rent ski racks, baby seats and other supplemental equipment, sell pre-paid gasoline and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental.

Summary of Corporate Operations Data

	Years Ended December 31,

	2004	2003	2002

	(in thousands)
Rental revenues:
United States - Dollar	$870,606	$804,700	$780,760
United States - Thrifty	339,700	157,006	76,884

Total U.S. rental revenues	1,210,306	961,706	857,644

Canada - Dollar and Thrifty	65,717	52,415	39,740

Total rental revenues	1,276,023	1,014,121	897,384

Other	6,363	5,355	4,406

Total revenues from U.S. and Canadian Corporate Operations	$1,282,386	$1,019,476	$901,790

	As of December 31,

	2004	2003	2002

Rental locations (U.S. and Canada):
Dollar	185	169	138
Thrifty	167	141	86

Total rental locations	352	310	224

Franchising

Dollar -- United States and Canada

Dollar sells its U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by Dollar’s company-owned stores.

In Canada, Dollar operates corporately at the top eight airport markets and sells franchises in markets outside the top eight airport markets.

The Company offers franchisees, in smaller U.S. and Canadian markets, the opportunity to dual franchise. That is, one franchisee can operate both the Dollar and the Thrifty brand, thus allowing them to drive more business in their market while leveraging fixed costs.

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

Thrifty -- United States and Canada

Thrifty sells its U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets. Historically, Thrifty sold franchises more broadly; however, in 2003, Thrifty implemented a strategy to operate the top 75 U.S. markets as company-owned locations. In Canada, Thrifty sells franchises in markets outside the top eight Canadian airport markets.

The Company offers franchisees in smaller U.S. and Canadian markets the opportunity to dual franchise, operating both the Thrifty and Dollar brand.

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

System Fees and Advertising Fees – In addition to the initial franchise fee, Thrifty’s U.S. franchisees pay Thrifty an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products. U.S. franchisees also pay an advertising fee ranging from 2.5% to 5% of base rental revenue to a separate advertising fund managed jointly by franchisees and Company management. For 2005, the advertising fee has been reduced from a maximum of 5.0% to 4.5%. For 2004, Thrifty's five largest U.S. franchisees generated less than 2% of the Company’s total revenues in the form of system, fleet leasing, reservation and other fees.

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

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2004	2003	2002

Franchisee locations:
Dollar	164	145	129
Thrifty	343	368	450

Total franchisee locations	507	513	579

Franchisees:
Dollar	75	78	56
Thrifty	154	170	187

Total franchisees	229	248	243

International

Dollar and Thrifty offer master franchises outside the United States and Canada, generally on a countrywide basis. Each master franchise is permitted to operate within their franchised territory directly or through subfranchisees. At December 31, 2004, Dollar had franchised locations in 40 countries and Thrifty had franchised locations in 64 countries outside the United States and Canada. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. In 2003, the Company began offering franchisees the opportunity to license the rights to operate both the Dollar and Thrifty brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the United States and Canada totaled $5.1 million in 2004.

Thrifty Car Sales

In December 1998, Thrifty Car Sales was formed to operate a franchise system, “Thrifty Car Sales”. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2004, Thrifty Car Sales had 43 franchise locations in operation.

Reservations

The Internet is an important source of reservations for the Company. For the year ended December 31, 2004, approximately 58% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 53% in 2003. The Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 31% of total non-tour reservations. During 2004, 27% of non-tour reservations were provided from third party Internet sites with no individual third party site providing in excess of 11% of total non-tour reservations. The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents. The Company has continuously staffed reservation call centers for Dollar and Thrifty at its headquarters in Tulsa, Oklahoma, and at its facility in Tahlequah, Oklahoma. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad.

Marketing

Dollar

Dollar positions itself as a value car rental company in the travel industry, providing on airport convenience with low rates on quality vehicles. Customers who rent from Dollar are cost conscious leisure, tour and business travelers who want to save money on car rentals without compromising fundamental car rental services. Dollar implements this strategy through national advertising, strategic marketing partnerships and enhancing distribution channels.

Advertising and Promotion

Dollar has shifted much of its traditional media mix of print and network/cable television to its current emphasis on Internet advertising, where it has made significant investments. In all of its advertising, Dollar promotes dollar.com, its award winning Web site, to encourage travelers to book reservations with Dollar through this low cost channel. Dollar encourages franchisees, as well as local management of company-owned stores, to develop local market relationships and retail sales initiatives that coordinate with Dollar’s national advertising programs.

Dollar has made filings under the intellectual property laws of jurisdictions in which it or its franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar. These marks are important for customer awareness and selection of Dollar for vehicle rental.

Strategic Marketing Efforts

Dollar has made significant investments in dollar.com and has plans to further enhance the Web site to best meet its customers’ needs. In 2004, Dollar designed and implemented an entirely new, and more user-friendly, dollar.com Web site which now has two-click booking capabilities.

Dollar is also one of the leading car rental companies in direct-connect technology, which supports bypassing the global distribution systems thereby greatly reducing reservation costs.

Major travel chains and consortia operate under preferred supplier agreements with Dollar, and are supported by the Dollar sales department. Under its preferred supplier agreements, Dollar provides these travel agency accounts contracted commission levels and overrides/marketing funds in return for promoting Dollar and giving Dollar a priority in their reservation systems. In general, these agreements are not exclusive to Dollar, and many travel agency accounts have similar arrangements with other vehicle rental companies.

Dollar is also considered an industry leader and has strong relationships with many significant overseas tour operators who specialize in inbound tour packages to the United States. Strategic marketing partnerships have also been developed with most U.S. airlines through active participation in their frequent flyer programs.

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

Strategic Marketing Efforts

Thrifty continues to invest in its thrifty.com Web site and recently introduced a new and easier means of booking on thrifty.com. Thrifty continually works to simplify the online reservation process and to ensure the thrifty.com Web site content matches customer needs.

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

In 2004, Thrifty continued to expand its relationship with Wal-Mart Stores, Inc. (“Wal-Mart”). Thrifty’s relationship with Wal-Mart includes rental counters inside a limited number of Wal-Mart stores, an exclusive marketing and sales agreement that has resulted in Thrifty being named co-primary supplier of rental cars for Wal-Mart’s corporate travel and an exclusive marketing and sales agreement with Wal-Mart.com to provide anytime, anywhere flat rate pricing for Thrifty’s compact and intermediate size rental vehicles. Thrifty is also the only car rental company approved to accept the Wal-Mart credit card.

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

Information Systems and Other Services

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, reservations and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of its fleet and financial assets. In 1998, the Company developed a revenue management system which is designed to enable the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

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

U.S. franchisees receiving a certain volume of reservations are required to use an approved automated counter system. In addition to providing an electronic data link with the Company’s worldwide reservations centers, the automated counter system produces rental agreements and provides the Company and its franchisees with customer and vehicle inventory information as well as financial and operating reports.

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

Parking Services. Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business, and operates some corporate parking operations as well.

Fleet Acquisition and Management

Vehicle Supply

For the 2004 model year, DaimlerChrysler vehicles represented approximately 82% of the total U.S. fleet of DTG Operations. DTG Operations also purchases vehicles from other automotive manufacturers to adjust somewhat the overall composition and cost of the fleet. The Company expects that for the 2005 model year, DaimlerChrysler vehicles will represent approximately 85% of the total U.S. fleet of DTG Operations.

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

DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual risk because the vehicles are not covered by any manufacturer’s residual value program. It does so when required by manufacturers in connection with the purchase of Program Vehicles or when it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For the 2004 model year, approximately 17% of all vehicles acquired by DTG Operations were Non-Program Vehicles.

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

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year. These vehicle supply agreements have been extended or renewed to cover all model years since inception in 1997. In July 2004, the Vehicle Supply Agreement (the “VSA”) was amended to enable the Company to acquire vehicles through the 2009 model year. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements.

The VSA provides that the Company will purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles for the 2005 model year. In an amendment dated October 2003, the allocation of vehicles was modified to 83% in Program Vehicles and 17% Non-Program Vehicles for the 2004 model year. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

Vehicle Disposition

DTG Operations generally holds vehicles in rental service from seven to nine months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant excess mileage penalties under DaimlerChrysler’s residual value program. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned. DTG Operations’ efforts to expand the channels for disposition of Non-Program Vehicles have been successful. DTG Operations disposed of 50% of its Non-Program Vehicles through auctions and 50% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2004. Utilizing sales channels other than the auctions avoids transportation costs, interest costs and other fees.

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

Fleet Leasing Programs

DTG Operations makes fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. The terms of its fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in the fleet leasing programs and periodically audit franchisees’ leased fleets. For the year ended December 31, 2004, approximately 6% of the Company’s total revenue was derived from vehicle leasing programs. As the Company continues to implement its corporate strategy of acquiring franchise operations and converting them to corporate operations, leasing revenue will continue to decline.

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

U.S. Fleet Data

	Years Ended December 31,

	2004	2003	2002

DTG
Average number of vehicles leased to franchisees	16,622	28,162	33,849

Average number of vehicles in combined fleets of franchisees	42,491	53,410	55,703
Average number of vehicles in combined fleets of company-owned stores	96,675	75,684	65,331

Total	139,166	129,094	121,034

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

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Alamo, Avis, Hertz, Enterprise and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In 2004 and 2003, the Company retained the risk of loss in various amounts up to $2.0 million on a per occurrence basis for public liability and property damage claims. The Company maintains insurance coverages at certain amounts in excess of this retained risk. Additionally, in 2003, the Company began retaining the risk of loss on a portion of the supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The Company retains the risk of loss for general and garage liability insurance coverage in various amounts up to $2.0 million and maintains insurance at certain amounts in excess of $2.0 million. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $250,000. The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic evaluations by an independent actuary of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2004, the Company’s reserve for public liability and property damage claims was approximately $88.2 million. The Company’s obligations to pay these losses and indemnify the insurance carriers are collateralized by surety bonds and letters of credit. As of December 31, 2004, these letters of credit and surety bonds totaled approximately $65.4 million and $15.0 million, respectively.

The Company also maintains various surety bonds to secure performance under airport concession agreements and other obligations. As of December 31, 2004, the total amount of these bonds was approximately $29.5 million.

Regulation

Loss Damage Waivers

Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 26 states. These laws typically require disclosure to customers that loss damage waivers may not be necessary, limit customer liability to specified amounts, limit the ability of vehicle rental companies to offer loss damage waivers for sale or cap the amounts that may be charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and additional limitations on potential customer liability could increase costs to Dollar, Thrifty and their franchisees.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 11 and lease 115 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Dollar and Thrifty may be eligible for reimbursement or payment of remediation costs associated with releases from registered underground storage tanks in states that have established funds to assist in the payment of such remediation costs. Subject to certain deductibles, the availability of funds, the compliance status of the tanks and the nature of the release, these tank funds may be available to Dollar and Thrifty for use in remediating releases from their tank systems.

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

Employees

As of December 31, 2004, the Company employed a total of approximately 8,300 full-time and part-time employees. Approximately 230 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2004. The Company believes its relationship with its employees is good.

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

In connection with the Revolving Credit Facility, the Company also executed mortgages in favor of CSFB encumbering its real property located in Tampa, Las Vegas, Phoenix, Ft. Lauderdale, Orlando, Dallas, Houston and Salt Lake City.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2004, the Company’s company-owned operations were carried on at 352 locations in the United States and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are sometimes competitively bid, are important for securing air traveler business.

ITEM 3.	LEGAL PROCEEDINGS

On November 2, 1994, the City of San Jose, California filed an action in the Superior Court of California, against Chevron, Dollar and others, seeking unspecified compensatory and punitive damages and injunctive relief. The suit relates to pollution at a site currently occupied by Dollar and formerly occupied by Chevron. Dollar has partially remediated the affected soil, but not the allegedly affected ground water. Dollar believes that prior uses of the site resulted in any remaining contamination at the site. No discovery is in process nor is there active prosecution by the plaintiff against Dollar.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low closing sales prices for the Common Stock for each quarterly period during 2004 and 2003 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2004

High	$27.15	$27.87	$27.75	$30.20

Low	$23.95	$24.30	$23.80	$22.90

2003

High	$22.50	$19.70	$25.13	$26.60

Low	$15.45	$16.00	$18.79	$22.91

The 25,260,838 shares of Common Stock outstanding at February 28, 2005 were held by approximately 6,900 registered and beneficial stockholders of record.

The Company has not paid cash dividends since completion of its initial public offering in December 1997, but may consider paying cash dividends in the future.

Under the terms of the Revolving Credit Facility, restrictions were imposed by the lenders on the payment of cash dividends and share repurchases. During the term of such agreement, which expires April 1, 2009, share repurchases and dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table details share repurchases made by the Company during the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1, 2004 -
October 31, 2004	-	$ -	-	$ 12,469,000

November 1, 2004 -
November 30, 2004	79,200	$ 25.40	79,200	$ 10,458,000

December 1, 2004 -
December 31, 2004	93,800	$ 28.39	93,800	$ 77,794,000	(a)

Total	173,000		173,000

(a) On December 6, 2004, the share repurchase program was increased from $30 million to $100 million, which has been reflected in shares that may yet be purchased.

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company’s Board of Directors approved expanding the share repurchase program by authorizing an additional $70 million in spending which increased the limit to $100 million for share repurchases and extended the program through December 2006. All share repurchases through December 31, 2004 have been made in open market transactions.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

        The selected consolidated financial data was derived from the audited consolidated financial statements of the Company.

	Years Ended December 31,

	2004	2003	2002	2001	2000

Statements of Operations:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,276,023	$1,014,121	$897,384	$821,834	$844,668
Vehicle leasing	80,456	144,368	168,792	162,204	198,686
Fees and services	54,176	54,149	56,237	56,057	61,166
Other	13,325	15,248	10,781	10,075	9,850

Total revenues	1,423,980	1,227,886	1,133,194	1,050,170	1,114,370

Costs and expenses:
Direct vehicle and operating	735,451	524,528	416,954	401,417	346,091
Vehicle depreciation and lease charges, net	293,684	387,242	367,752	354,394	340,448
Selling, general and administrative	223,109	189,575	177,562	169,599	187,711
Interest expense, net	90,868	89,296	93,427	92,365	97,703
Amortization of goodwill	-	-	-	6,178	5,941

Total costs and expenses	1,343,112	1,190,641	1,055,695	1,023,953	977,894

Income before income taxes	80,868	37,245	77,499	26,217	136,476

Income tax expense	33,808	17,405	30,668	12,380	58,467

Income before cumulative effect of a change in accounting principle	47,060	19,840	46,831	13,837	78,009

Cumulative effect of a change in accounting principle	3,730	-	-	-	-

Net income	$50,790	$19,840	$46,831	$13,837	$78,009

BASIC EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$1.89	$0.81	$1.93	$0.57	$3.23
Cumulative effect of a change in accounting principle	0.15	-	-	-	-

Net income	$2.04	$0.81	$1.93	$0.57	$3.23

DILUTED EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$1.79	$0.78	$1.88	$0.57	$3.18
Cumulative effect of a change in accounting principle	0.14	-	-	-	-

Net income	$1.94	$0.78	$1.88	$0.57	$3.18

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$204,453	$192,006	$143,485	$37,532	$38,493
Restricted cash and investments	$455,215	$536,547	$334,849	$48,090	$30,760
Revenue-earning vehicles, net	$2,267,982	$2,136,719	$2,006,644	$1,525,553	$1,522,388
Total assets	$3,621,251	$3,412,499	$3,115,477	$2,163,692	$2,100,374
Total debt	$2,500,426	$2,442,162	$2,224,303	$1,516,733	$1,424,021
Stockholders' equity	$603,469	$533,457	$499,481	$463,321	$458,139

(1)  Since basic and diluted earnings per share are computed independently for each period and category, total per share amounts may not equal the sum of the respective categories.

Note:  Certain reclassifications have been made to the prior years’ financial data to conform to the classifications used in 2004.

U. S. and Canada

	Years Ended December 31,

	2004	2003	2002	2001	2000

System-wide Data:

Rental locations:
Company-owned stores	352	310	224	193	182
Franchisee locations	507	513	579	676	765

Total rental locations	859	823	803	869	947

Average number of vehicles operated during the period by company-owned stores and franchisees	147,239	136,757	128,968	130,252	134,475

Peak number of vehicles operated during the period by company-owned stores and franchisees	179,304	167,755	158,758	159,993	162,515

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	102,159	80,302	69,272	68,696	65,702
Number of rental days	31,831,062	24,654,084	21,056,362	20,640,229	20,347,296
Average revenue per day	$40.09	$41.13	$42.62	$39.82	$41.52
Monthly average revenue per vehicle	$1,041	$1,052	$1,080	$997	$1,071

Vehicle leasing data:
Average number of vehicles leased	17,519	26,917	30,917	30,087	35,520
Average monthly lease revenue per unit	$383	$447	$455	$449	$466

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

The Company operates two value rental car brands, Dollar and Thrifty. The majority of its customers pick up their vehicles at airport locations. Both brands are value priced and the Company seeks to be the industry’s low cost provider. Leisure customers rent vehicles for longer periods than business customers, on average, providing lower transaction costs. The Company believes its vehicle utilization is consistently higher than that of its competitors.

Both Dollar and Thrifty operate through a network of company-owned stores and franchisees. The majority of the Company’s revenue is generated from renting vehicles to customers through company-owned stores, with lesser amounts generated by fees and leasing revenue from franchisees.

Throughout 2004, the Company’s revenues were positively impacted by stronger rental demand due to increased travel and to franchisee acquisitions. Year over year revenue growth, however, was somewhat tempered by a 2.5% decrease in revenue per day. During 2004, total rental day volume increased 29.1% with same store volume increasing by 10.4%. During the third quarter of 2004, travel into Florida, a key leisure destination accounting for significant revenues, was negatively impacted by four hurricanes. Airline passenger enplanements, an important driver for airport rental car demand, were up 5.7% in 2004 versus 2003.

During 2004, the Company achieved lower vehicle costs due to increased manufacturer purchase incentives and an improved used car market.

Beginning in 2003, the Company implemented a single operating company structure organized around functions rather than organized solely around the brand. This structure focuses on operating both the Dollar and Thrifty brands with a single management team, sharing systems, vehicles, back-office employees and service facilities, where possible. The Company believes this is a more efficient operating model. The Company has combined its information technology systems to gain efficiencies and facilitate additional growth.

The Company has made significant progress in transitioning the Thrifty business model from a franchise model to a corporate operating model, similar to Dollar’s business model. The Company’s long term strategy is to operate both brands as corporate stores in the top 75 U.S. airport markets, the top eight Canadian airport markets and in other key leisure destinations, and to operate through franchisees in the smaller markets and in markets outside the U.S. and Canada. During 2004, the Company acquired franchise operations in 16 U.S. and Canadian markets and opened two U.S. greenfield locations. During 2004, rental day volume increased by over 18% in company-owned stores as a result of franchisee acquisitions and the opening of greenfield locations. The Company expects to fund all remaining franchisee acquisitions with cash from operations.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the volume and pricing of vehicles leased to franchisees. Significant changes in the purchase or disposal price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust pricing and lease rates for these changes. The Company’s business requires significant expenditures for vehicles and consequently, requires substantial liquidity to finance such expenditures.

The Company expects its ongoing cash flow to exceed cash required to operate the business. As a result, in December 2004, the Company increased its share repurchase program from the originally announced $30 million level to $100 million and expects to complete the repurchase of the remaining authorized shares by December 2006. In 2004, the Company repurchased 634,300 shares for $16.4 million. The Company has repurchased 870,300 shares at a cost of $22.2 million since announcing the share repurchase program in July 2003. Due to the increase in the share repurchase program in December 2004, the Company plans to increase the pace of repurchasing its shares in 2005.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Years Ended December 31,

	2004	2003	2002

Revenues:
Vehicle rentals	89.6%	82.6%	79.2%
Vehicle leasing	5.7	11.8	14.9
Fees and services	3.8	4.4	5.0
Other	0.9	1.2	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	51.6	42.7	36.8
Vehicle depreciation and lease charges, net	20.6	31.6	32.5
Selling, general and administrative	15.7	15.4	15.7
Interest expense, net	6.4	7.3	8.2

Total costs and expenses	94.3	97.0	93.2

Income before income taxes	5.7	3.0	6.8

Income tax expense	2.4	1.4	2.7

Income before cumulative effect of a change in accounting principle	3.3	1.6	4.1

Cumulative effect of a change in accounting principle	0.3	-	-

Net income	3.6%	1.6%	4.1%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores.
•	Vehicle leasing revenue generated from leasing vehicles to franchisees.
•	Fees and services revenue generated from continuing franchise fees and providing services to franchisees.
•	Other revenue generated from miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees.
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs.
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses and administrative expenses.
•	Interest expense, net which includes interest expense on vehicle related debt, net of interest earned on restricted cash.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Operating Results

The Company had income before income taxes and cumulative effect of a change in accounting principle of $80.9 million for 2004 as compared to $37.2 million in 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004 (see New Accounting Standards). Income before income taxes in 2003 was reduced by $22.1 million due to the implementation of Emerging Issues Task Force No. 02-16 (“EITF 02-16”). See Note 3 of Notes to Consolidated Financial Statements for further discussion.

Revenues

			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,276.0	$1,014.1	$261.9	25.8%
Vehicle leasing	80.5	144.4	(63.9)	(44.3%)
Fees and services	54.2	54.2	-	0.0%
Other	13.3	15.2	(1.9)	(12.6%)

Total revenues	$1,424.0	$1,227.9	$196.1	16.0%

Vehicle rental metrics:
Number of rental days	31,831,062	24,654,084	7,176,978	29.1%
Average revenue per day	$40.09	$41.13	$(1.04)	(2.5%)

Vehicle leasing metrics:
Average number of vehicles leased	17,519	26,917	(9,398)	(34.9%)
Average monthly lease revenue per unit	$383	$447	$(64)	(14.3%)

Vehicle rental revenue increased 25.8% due to a 29.1% increase in rental days totaling $295.2 million, partially offset by a 2.5% decrease in revenue per day totaling $33.3 million. Vehicle rental revenue grew by 17.2% due to 2003 franchisee acquisitions that had not yet annualized, 2004 franchisee acquisitions and greenfield locations and by 8.6% from same store growth.

Vehicle leasing revenue decreased 44.3%, due to a 34.9% decrease in the average lease fleet totaling $50.4 million and to a 14.3% decrease in the average lease rate totaling $13.5 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations in line with the Company’s acquisition strategy.

Fees and services revenue was flat year over year; however, such revenue increased in 2004 due to revenues associated with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”), which were $8.1 million and beginning April 1, 2004, were included in the Company’s consolidated results due to adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51. This increase in fees and services revenue was offset by lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Expenses

			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$735.4	$524.5	$210.9	40.2%
Vehicle depreciation and lease charges, net	293.7	387.2	(93.5)	(24.2%)
Selling, general and administrative	223.1	189.6	33.5	17.7%
Interest expense, net of interest income	90.9	89.3	1.6	1.8%

Total expenses	$1,343.1	$1,190.6	$152.5	12.8%

Direct vehicle and operating expenses increased $210.9 million, of which $153.9 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Most of this increase is attributable to increases in personnel related expenses of $55.2 million, vehicle related costs of $36.9 million, facility and airport concession expenses of $31.8 million and commissions of $12.0 million. Additionally, the Company increased vehicle insurance reserves by $6.1 million and workers’ compensation reserves by $2.6 million to reflect changes in actuarial estimates. In the fourth quarter of 2003, the Company adopted EITF 02-16 (see New Accounting Standards), which requires promotional incentives to be classified as a reduction of vehicle capitalized costs and consequently a reduction to vehicle depreciation and lease charges, net, on a prospective basis rather than direct vehicle and operating expenses. Consequently, direct vehicle and operating expenses were reduced by $48.3 million for 2003, relating to promotional payments, which are classified as a reduction of vehicle depreciation expense in 2004. Direct vehicle and operating expenses were 51.6% of revenue in 2004, compared to 42.7% of revenue in 2003.

Net vehicle depreciation and lease charges decreased $93.5 million, of which $69.5 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF 02-16 effective in the fourth quarter of 2003. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses through September 30, 2003. Additionally, net vehicle gains on the disposal of Non-Program Vehicles were $23 million in 2004 compared to a loss of $1.9 million in 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $8.1 million due to an increase in the number of vehicles leased. Vehicle depreciation expenses also decreased $7.2 million due to a 9.9% decrease in the average depreciation rate resulting from favorable manufacturer fleet programs, partially offset by an 8.9% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 20.6% of revenue in 2004, compared to 31.6% of revenue in 2003.

Selling, general and administrative expenses for 2004 increased $33.5 million. This increase was due primarily to a $13.7 million increase in sales and marketing costs and an $11.6 million increase in personnel related costs including a $4.3 million increase in expenses related to the Company’s performance based compensation plans. The remaining increase is principally due to costs associated with Thrifty National Ad which were $9.2 million and are included in the Company’s consolidated results as of April 1, 2004 due to the adoption of FIN 46(R). These costs are primarily offset by a corresponding increase in fees and services revenue, thus having minimal impact on net income. Selling, general and administrative expenses were 15.7% of revenue in 2004, compared to 15.4% of revenue in 2003.

Net interest expense increased $1.6 million in 2004 primarily due to an increase in average vehicle debt, partially offset by lower interest rates. Net interest expense was 6.4% of revenue in 2004, compared to 7.3% of revenue in 2003.

The income tax provision for 2004 was $33.8 million. The effective income tax rate for 2004 was 41.8% compared to 46.7% in 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relation to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 or 2003, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

Operating Results

The Company had income before income taxes of $37.2 million for 2003 as compared to $77.5 million in 2002. Income before income taxes for 2003 was reduced by $22.1 million due to the implementation of EITF 02-16. See Note 3 of Notes to Consolidated Financial Statements for further discussion.

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

Vehicle rental revenue increased 13.0% due to a 17.1% increase in rental days totaling $153.3 million, partially offset by a 3.5% decrease in revenue per day totaling $36.6 million. Vehicle rental revenue grew by 10.4% due to 2002 franchisee acquisitions that had not yet annualized, 2003 franchisee acquisitions and greenfield locations and by 2.6% from same store growth.

Vehicle leasing revenue decreased 14.5% due primarily to shifting several locations from franchised operations to corporate operations in line with the Company’s acquisition strategy.

Expenses

			$ Increase/	% Increase/
	2003	2002	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$524.5	$417.0	$107.5	25.8%
Vehicle depreciation and lease charges, net	387.2	367.7	19.5	5.3%
Selling, general and administrative	189.6	177.6	12.0	6.8%
Interest expense, net of interest income	89.3	93.4	(4.1)	(4.4%)

Total expenses	$1,190.6	$1,055.7	$134.9	12.8%

Direct vehicle and operating expenses increased $107.5 million primarily due to higher transaction levels, resulting primarily from the operation of additional corporate stores. Personnel related expenses were increased by $21.4 million, facilities expenses by $17.7 million, commissions by $6.6 million, and vehicle related costs by $32.1 million, offset by $3.5 million reduced bad debt expense due to reduced franchisee revenue and the financial stability of the remaining franchisees. In addition, direct vehicle and operating expenses increased $28.4 million, resulting from reduced recognition of promotional incentives, of which $26.6 million was due to the Company’s implementing EITF 02-16 during the fourth quarter of 2003. Direct vehicle and operating expenses were 42.7% of revenue in 2003, compared to 36.8% of revenue in 2002.

Net vehicle depreciation expense increased $19.5 million, of which $11.2 million is due to a 6.9% increase in depreciable fleet partially offset by a 3.6% decrease in the average depreciation rate, excluding the impact of EITF 02-16. The disposition of Non-Program Vehicles resulted in a net loss of $1.9 million in 2003 compared to a gain of $10.2 million in 2002 reflecting the decline in used car values in 2003. Lease charges for vehicles leased from third parties increased $0.7 million. Vehicle depreciation expense was lower by $4.5 million due to implementing EITF 02-16 during the fourth quarter of 2003. Net vehicle depreciation and lease charges were 31.6% of revenue in 2003, compared to 32.5% of revenue in 2002.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, franchisee acquisitions, share repurchases and for working capital. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $415.1 million for 2004 is primarily the result of net income, adjusted for depreciation, favorable tax programs (discussed below), which provided the Company deferral of tax payments on 2004 earnings to future years and the increase in the reserve for public liability and property damage due to retaining risk of loss for insurance claims. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day bank facilities, which are renewable annually. The renewals of these 364-day bank facilities are expected to close on March 30, 2005. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2008. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue additional notes during 2005, partially to replace maturing notes of $604 million. The Company has experienced some increases during the last few years in the level of credit enhancement or additional collateral required for new asset backed notes and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

Cash used in investing activities was $437.6 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.5 billion, which was partially offset by $3.1 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2004 decreased $81.3 million from the previous year due to an increase in the fleet compared to the prior year. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $31.1 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $40 million in 2005. In addition, the Company used cash for franchisee acquisitions of $77.8 million in 2004 and will continue to pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

Cash provided by financing activities was $34.9 million primarily due to the issuance of $500 million in asset backed notes in May 2004 and an increase of $75 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”), partially reduced by a net decrease in the issuance of commercial paper totaling approximately $199 million, a net decrease in amounts drawn on vehicle manufacturer and bank lines of credit totaling $70 million and the maturity of asset backed notes totaling $269 million.

In March of 2002, Congress passed the Job Creation and Worker Assistance Act of 2002, which includes a provision allowing bonus depreciation on certain depreciable assets, including vehicles, acquired after September 10, 2001 and before September 11, 2004. In May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which increased the rate of bonus depreciation for assets acquired after May 5, 2003 and extended the benefit of this increased rate to assets acquired through December 31, 2004. The Acts significantly increase the amount of tax basis depreciation that can be claimed on the Company’s federal and some state tax returns. The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments.

The Acts have eliminated the payment of most cash income taxes and have allowed the Company to carry back benefits to obtain refunds of taxes paid in prior years. The Acts improve the Company’s liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Company estimates the Like-Kind Exchange Program will extend the period in which it will pay reduced cash income taxes beyond 2004, when the bonus depreciation provision included in the Acts expired. The Like-Kind Exchange Program has significantly increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At December 31, 2004, restricted cash and investments totaled $455.2 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program. The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Share Repurchase Program

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In 2004, the Company repurchased 634,300 shares of common stock at an average price of $25.85 per share totaling $16.4 million. Since inception of the share repurchase program, the Company has repurchased 870,300 shares of common stock at an average price of $25.52 per share totaling approximately $22.2 million, all of which were made in open market transactions.

To augment its share repurchase program, the Company has established a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1”). The Company’s Rule 10b5-1 trading plan allows repurchases of the Company’s common stock during black-out periods by establishing a prearranged written plan to buy a specified number of shares of the Company’s common stock over a set period of time.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to long-term debt, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles, the renewal of its 364-day bank facilities and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2004:

	Payments due or commitment expiration by period (in thousands)
	2005	2006-2007	2008-2009	Beyond 2009	Total

Contractual cash obligations:
Long-term debt (1)	$603,882	$608,333	$500,000	$-	$1,712,215
Commercial paper outstanding (1)	156,040	-	-	-	156,040
Other short-term borrowings (1)	632,639	-	-	-	632,639

Subtotal - Vehicle debt and obligations	1,392,561	608,333	500,000	-	2,500,894

Operating lease commitments	30,374	49,146	30,380	57,711	167,611
Airport concession fee commitments	44,719	75,881	37,465	68,082	226,147
Vehicle purchase commitments	1,566,329	-	-	-	1,566,329
Other Commitments	12,745	15,791	10,445	5,000	43,981

Total contractual cash obligations	$3,046,728	$749,151	$578,290	$130,793	$4,504,962

Other commercial commitments:
Letters of credit	$128,834	$38,750	$219	$-	$167,803

(1) Further discussion of long-term debt, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts exclude related discounts, where applicable.

Asset Backed Notes

The asset backed note program is comprised of $1.71 billion in asset backed notes with maturities ranging from 2005 to 2008. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 3.64% to 7.10% on $1.53 billion, including certain floating rate notes swapped to fixed rates, and at floating rates on $186.1 million ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $429 million at December 31, 2004.

On May 5, 2004, Rental Car Finance Corp. issued $500 million of asset backed notes (the “2004 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2004 Series Notes are floating rate notes that have a term of four years. In conjunction with the issuance of the 2004 Series Notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt.

Conduit Facility

On April 1, 2004, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period and increased the capacity from $275 million to $350 million. Effective March 30, 2005, the Conduit Facility is expected to be renewed for a 364-day period. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually.

Commercial Paper Program and Liquidity Facility

At December 31, 2004, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $594 million supported by a $520 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2004, the Company had $155.6 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size during the first quarter of 2004 when it reached $360 million.

The Commercial Paper Program is expected to be renewed for a 364-day period effective March 30, 2005, backed by a renewal of the Liquidity Facility.

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program which began in February 1999. This program was amended on April 30, 2004, increasing the vehicle financing up to CND $235 million funded through a bank commercial paper conduit and extending the maturity date to December 31, 2005. At December 31, 2004, DTG Canada had approximately CND$129.6 million (US$108.0 million) funded under this program.

Vehicle manufacturer and bank lines of credit provided $407.8 million in capacity at December 31, 2004, an increase of approximately $6.5 million from December 31, 2003. Borrowings of $174.6 million were outstanding under these lines at December 31, 2004. These lines of credit are secured by the vehicles financed under these facilities and are primarily renewable annually. The Company expects to continue using these sources of vehicle financing in 2005 and future years.

Revolving Credit Facility

The Company has a $300 million senior secured, revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. The availability of funds under the Revolving Credit Facility is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. In early 2004, the Company received bank consent which reduced restrictions relating to franchise acquisitions in the Revolving Credit Facility. On April 1, 2004, the Company extended the Revolving Credit Facility to April 1, 2009 and increased the capacity from $215 million to $300 million. In December 2004, the Company completed an amendment of the Revolving Credit Facility, modifying certain limitations on the payment of cash dividends and repurchases of the Company’s shares of common stock. The Revolving Credit Facility permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million. At December 31, 2004, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $159.2 million and no working capital borrowings. The Company uses letters of credit to support insurance programs, interest rate swaps and asset backed vehicle financing programs. As of December 31, 2004, the Company is in compliance with all covenants.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2004, the Company’s total consolidated debt and other obligations were approximately $2.5 billion, all of which was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments of approximately $1.4 billion in 2005, $296 million in 2006, $312 million in 2007 and $500 million in 2008.

The Company intends to use cash generated from operations and from the sale of vehicles for debt service and, subject to restrictions under its debt instruments, to make capital investments and repurchase its shares. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and with cash generated from operations. The Company expects to incur additional debt from time to time to the extent permitted under the terms of its debt instruments.

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2004, various insurance companies had issued $44.5 million in bonds and various banks had issued $71.1 million in letters of credit to secure these obligations.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2005, approximately 40% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company does self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The obligation for public liability and property damage represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level. The Company records public liability and property damage expense on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on the services of an independent third party actuary and internal analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible, but the potential volatility of these estimates is reduced due to the frequency of internal reviews and reviews by the third party actuary and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 70% to 85% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 15% to 30% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition and the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months and the Company has generally experienced gains on disposal. Many factors affect the market value of used cars including increasing use of incentives and zero-percent financing by automobile manufacturers for new vehicles, limited or excess supply of used vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A one percent change in the expected residual value of Non-Program Vehicles sold during 2004 would have impacted vehicle depreciation expense, net by $3.5 million.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation”. This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB Opinion 25") and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective July 1, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No.123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the modified prospective method under SFAS No. 123(R) as required on July 1, 2005 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

The Company had previously adopted the provisions of SFAS No. 123 beginning January 1, 2003 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which required recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123.

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. EITF 04-1 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. The Company adopted the provisions of EITF 04-1 beginning January 1, 2005. Adoption of EITF 04-1 will impact the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, for reacquired rights to trademarks through the Company’s acquisitions of franchisee operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”) an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements beginning with the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisee’s equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

In October, 2003, the Company implemented the provisions of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, effective with the amendment to the vehicle supply agreement with DaimlerChrysler, the Company began accounting for the promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments are recognized over the 19 to 20 month period during which the related vehicles are cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change has been accounted for prospectively as a change in estimate.

Risk Factors

Expanding upon the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of the Company. In addition, the risks and uncertainties described below are not all inclusive. Unforeseen risks could arise and issues the Company now views as minor could become more significant. If the Company is unable to adequately respond to any such risks, the financial condition and results of operations could be materially adversely affected.

Economic Conditions

The Company’s results are affected by general economic conditions in the United States and Canada. A decline in general economic activity has historically led to a decline in both business and leisure travel and to lower demand for rental vehicles resulting in lower industry revenues. The Company maintains the flexibility to reduce its rental fleet size in the event of an unexpected reduction in rental demand, which partially offsets the related reduction in revenues.

Highly Competitive Nature of the Vehicle Rental Industry

There is intense competition in the vehicle rental industry, particularly with respect to price and service. The Internet has increased brand exposure and transparency of rental prices to consumers, thereby increasing price competition. The vehicle rental industry primarily consists of eight major brands, all of which compete vigorously for rental customers. A significant increase in industry capacity or a reduction in overall demand could adversely affect the Company’s ability to maintain or increase rental rates.

Dependence on Air Travel

The Company’s revenues are principally derived from airport locations and airport arriving customers. The Company estimates that approximately 90% of its rental revenues are generated at airport locations. Any event that significantly disrupts air travel could have a material adverse affect on the Company’s results.

Concentration in Leisure Destinations

The Company has a significant presence in key leisure destinations and derives a significant portion of its revenue from these markets. Rental revenue from Florida, Hawaii, California and Nevada represented over 60% of the Company’s total rental revenue in 2004. Reductions in leisure travel to these destinations resulting from natural disasters, terrorist acts, general economic conditions or other factors would have a material impact on the Company’s results.

Market Risk in Vehicle Disposition

The Company generally purchases 15% to 30% of its vehicles as Non-Program Vehicles. The Company’s costs for these vehicles are dependent on the level of used car prices at the time of disposition. A significant unexpected decline in used car prices would have a significant adverse impact on the Company’s results.

Vehicle Supply

The Company’s VSA with DaimlerChrysler extends through July, 2009 and the Company generally purchases 80% to 90% of its vehicles from DaimlerChrysler. Under the VSA, the Company is required to purchase 75% of its vehicles from DaimlerChrysler up to certain targeted volumes and DaimlerChrysler has agreed to provide certain minimum volumes of vehicles to the Company. The VSA also requires that 80% of the vehicles at the targeted volumes be Program Vehicles.

The Company’s annual vehicle requirements usually exceed the amounts that DaimlerChrysler has agreed to provide under the VSA. Historically, DaimlerChrysler has agreed to sell additional vehicles to the Company in excess of the amounts required under the VSA. The Company has also acquired vehicles from other manufacturers to meet its vehicle requirements. The Company depends on DaimlerChrysler to continue to provide vehicles in excess of the amounts included in the VSA, or alternatively the Company has the ability to purchase vehicles from other manufacturers to fulfill its ongoing vehicle requirements. The Company annually negotiates these purchase agreements that are outside the VSA. An inability to acquire a sufficient supply of vehicles could adversely affect the Company's results.

Third Party Internet Sites

The Internet has had a significant impact on the way travel companies obtain reservations. For 2004, the Company obtained 58% of its non-tour reservations from the Internet, with 31% provided by the Company’s own Internet Web sites, dollar.com and thrifty.com. The remaining 27% of non-tour reservations were provided by third party Internet sites. No single third party Internet site provides more than 11% of the Company’s non-tour reservations.

Future changes in the way travel is sold over the Internet or changes in the Company’s relationship with third party Internet sites could result in reduced reservation volume from one or more of these sites and less revenue for the Company.

Outlook for 2005

The Company expects continued growth in travel in 2005 as the economy continues to improve. The airline industry is expected to add capacity in 2005 to accommodate an expected increase in travel demand. The stronger economy may cause some costs such as interest rates to rise, which will negatively impact the Company’s profits unless these increased costs can be passed through to customers through higher rental rates. The Company’s corporate operations should continue to benefit from franchisee acquisitions; however, the pace of acquisitions will be slower than in 2004 and 2003. Leasing revenue is expected to decline as a result of franchisee acquisitions and from continued competition with the Company’s leasing program. Recent announcements from vehicle manufacturers indicate that availability of new vehicles for the car rental industry in 2005 may be constrained, which may result in increased vehicle holding costs in 2005. Conversely, the constrained fleet may result in increased pricing in the rental car industry and may provide support for a continuing favorable used car market. During 2005, due to more limited availability of Program Vehicles and a projected continuing favorable used car market, the Company intends to purchase a higher level of Non-Program Vehicles, which will increase the Company’s risk to fluctuations in the used car market. The Company will continue to make investments in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

`ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (refer to Note 11 of Notes to Consolidated Financial Statements). All items described are non-trading and are stated in U.S. Dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counter parties.

Expected Maturity Dates as of December 31, 2004	2005	2006	2007	2008	Total	Fair Value December 31, 2004

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$1,143,097	$295,833	$312,500	$500,000	$2,251,430	$2,250,963

Weighted average interest rates	3.28%	4.32%	4.77%	4.87%

Vehicle debt and obligations - fixed rates	$126,079	$-	$-	$-	$126,079	$127,704

Weighted average interest rates	6.67%	-	-	-

Vehicle debt and obligations - Canadian dollar denominated	$123,385	$-	$-	$-	$123,385	$123,385

Weighted average interest rates	3.27%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$291,667	$295,833	$312,500	$500,000	$1,400,000	$1,408,822
Average pay rate	5.28%	5.53%	3.64%	4.20%
Average receive rate	3.15%	3.78%	4.09%	4.40%

      (1)  Floating rate vehicle debt and obligations include the $350 million Series 2001 Notes, $175 million relating to the Series 2002 Notes, the $375 million
                 Series 2003 Notes and the $500 million Series 2004 Notes swapped from floating interest rates to fixed interest rates.

Expected Maturity Dates as of December 31, 2003	2004	2005	2006	2007	Total	Fair Value December 31, 2003

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$861,721	$477,802	$295,833	$312,500	$1,947,856	$1,947,301

Weighted average interest rates	1.99%	3.31%	4.34%	5.23%

Vehicle debt and obligations - fixed rates	$269,036	$126,079	$-	$-	$395,115	$410,910

Weighted average interest rates	6.22%	6.67%	-	-

Vehicle debt and obligations - Canadian dollar denominated	$99,808	$-	$-	$-	$99,808	$99,808

Weighted average interest rates	3.27%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$-	$291,667	$295,833	$312,500	$900,000	$933,087
Average pay rate		5.28%	5.53%	3.64%
Average receive rate		2.70%	3.80%	4.55%

      (1)  Floating rate vehicle debt and obligations include the $350 million Series 2001 Notes, $175 million relating to the Series 2002 Notes and the $375 million
                 Series 2003 Notes swapped from floating interest rates to fixed interest rates.

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to fixed interest rates) at December 31, 2004, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities effective March 31, 2004, due to adopting Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2005

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands Except Per Share Data)

	2004	2003	2002
REVENUES:
Vehicle rentals	$1,276,023	$1,014,121	$897,384
Vehicle leasing	80,456	144,368	168,792
Fees and services	54,176	54,149	56,237
Other	13,325	15,248	10,781

Total revenues	1,423,980	1,227,886	1,133,194

COSTS AND EXPENSES:
Direct vehicle and operating	735,451	524,528	416,954
Vehicle depreciation and lease charges, net	293,684	387,242	367,752
Selling, general and administrative	223,109	189,575	177,562
Interest expense, net of interest income of $6,929, $4,640 and $4,975	90,868	89,296	93,427

Total costs and expenses	1,343,112	1,190,641	1,055,695

INCOME BEFORE INCOME TAXES	80,868	37,245	77,499

INCOME TAX EXPENSE	33,808	17,405	30,668

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	47,060	19,840	46,831

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	3,730	-	-

NET INCOME	$50,790	$19,840	$46,831

BASIC EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$1.89	$0.81	$1.93
Cumulative effect of a change in accounting principle	0.15	-	-

Net income	$2.04	$0.81	$1.93

DILUTED EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$1.79	$0.78	$1.88
Cumulative effect of a change in accounting principle	0.14	-	-

Net income	$1.94	$0.78	$1.88

(1) Since basic and diluted earnings per share are computed independently for each period and category, total per share amounts may not equal the sum of the respective categories.

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
(In Thousands Except Share and Per Share Data)

	2004	2003
ASSETS
Cash and cash equivalents	$204,453	$192,006
Restricted cash and investments	455,215	536,547
Receivables, net	194,552	163,465
Prepaid expenses and other assets	90,030	67,375
Revenue-earning vehicles, net	2,267,982	2,136,719
Property and equipment, net	105,335	97,939
Income taxes receivable	3,757	-
Software and other intangible assets, net	20,020	14,587
Goodwill	279,907	203,861

	$3,621,251	$3,412,499

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$63,109	$48,515
Accrued liabilities	163,214	171,148
Deferred income tax liability	202,857	160,923
Public liability and property damage	88,176	56,294
Vehicle debt and obligations	2,500,426	2,442,162

Total liabilities	3,017,782	2,879,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 25,910,030 and 25,196,941 issued, respectively, and 25,039,730 and 24,960,941 outstanding, respectively	259	252
Additional capital	748,261	729,306
Accumulated deficit	(120,157)	(170,947)
Accumulated other comprehensive loss	(2,688)	(19,345)
Treasury stock, at cost (870,300 and 236,000 shares, respectively)	(22,206)	(5,809)

Total stockholders’ equity	603,469	533,457

	$3,621,251	$3,412,499

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2002	24,310,816	243	708,962	(237,618)	(8,266)	-	-	463,321
Issuance of common shares for director compensation	3,320	-	67	-	-	-	-	67
Issuance of common shares for 401(k) company match	80,116	1	1,589	-	-	-	-	1,590
Stock option transactions, including tax benefit	205,638	2	3,925	-	-	-	-	3,927
Performance share incentive plan	-	-	2,538	-	-	-	-	2,538
Comprehensive income:
Net income	-	-	-	46,831	-	-	-	46,831
Interest rate swap	-	-	-	-	(18,855)	-	-	(18,855)
Foreign currency translation	-	-	-	-	62	-	-	62

Total comprehensive income	-	-	-	46,831	(18,793)	-	-	28,038

BALANCE, DECEMBER 31, 2002	24,599,890	246	717,081	(190,787)	(27,059)	-	-	499,481
Issuance of common shares for director compensation	3,040	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	102,219	1	2,059	-	-	-	-	2,060
Stock option transactions, including tax benefit	446,844	5	7,929	-	-	-	-	7,934
Purchase of common stock for the treasury	-	-	-	-	-	(236,000)	(5,809)	(5,809)
Performance share incentive plan	-	-	1,723	-	-	-	-	1,723
Issuance of common stock in settlement of vested performance shares	40,019	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	454	-	-	-	-	454
Issuance of common shares	4,929	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	19,840	-	-	-	19,840
Interest rate swap	-	-	-	-	5,430	-	-	5,430
Foreign currency translation	-	-	-	-	2,284	-	-	2,284

Total comprehensive income	-	-	-	19,840	7,714	-	-	27,554

BALANCE, DECEMBER 31, 2003	25,196,941	$252	$729,306	$(170,947)	$(19,345)	(236,000)	$(5,809)	$533,457
Issuance of common shares for director compensation	1,596	-	43	-	-	-	-	43
Issuance of common shares for 401(k) company match	40,657	1	1,070	-	-	-	-	1,071
Stock option transactions, including tax benefit	619,089	6	13,531	-	-	-	-	13,537
Purchase of common stock for the treasury	-	-	-	-	-	(634,300)	(16,397)	(16,397)
Performance share incentive plan	-	-	3,705	-	-	-	-	3,705
Issuance of common stock in settlement of vested performance shares	48,247	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	606	-	-	-	-	606
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	50,790	-	-	-	50,790
Interest rate swap	-	-	-	-	14,801	-	-	14,801
Foreign currency translation	-	-	-	-	1,856	-	-	1,856

Total comprehensive income	-	-	-	50,790	16,657	-	-	67,447

BALANCE, DECEMBER 31, 2004	25,910,030	$259	$748,261	$(120,157)	$(2,688)	(870,300)	$(22,206)	$603,469

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,790	$19,840	$46,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	299,750	376,461	369,875
Non-vehicle depreciation	18,021	15,382	14,418
Net (gains)/losses from disposition of revenue-earning vehicles	(22,987)	1,925	(10,244)
Amortization	5,547	5,637	4,418
Writedown of software	-	-	1,929
Performance share incentive plan	4,311	2,177	2,538
Net losses from sale of property and equipment	246	104	193
Provision for losses on receivables	2,596	4,729	8,258
Deferred income taxes	35,379	22,815	124,375
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(3,757)	61,314	(53,165)
Receivables	(21,964)	110,154	38,488
Prepaid expenses and other assets	(11,971)	(1,728)	10,675
Accounts payable and accrued liabilities	26,238	8,213	48,290
Public liability and property damage	31,882	16,788	16,367
Other	1,041	1,036	179

Net cash provided by operating activities	415,122	644,847	623,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,527,250)	(3,441,116)	(3,399,323)
Proceeds from sales	3,117,202	2,915,515	2,472,771
Net change in restricted cash and investments	81,332	(201,698)	(286,759)
Property, equipment and software:
Purchases	(31,079)	(22,423)	(11,410)
Proceeds from sales	34	39	36
Acquisition of businesses, net of cash acquired	(77,789)	(36,882)	(261)

Net cash used in investing activities	(437,550)	(786,565)	(1,224,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	4,626,613	5,370,679	6,559,751
Payments	(4,577,878)	(5,179,583)	(5,852,312)
Issuance of common shares	11,742	10,054	5,584
Purchase of common stock for the treasury	(16,397)	(5,809)	-
Financing issue costs	(9,205)	(5,102)	(5,549)

Net cash provided by financing activities	34,875	190,239	707,474

CHANGE IN CASH AND CASH EQUIVALENTS	12,447	48,521	105,953
CASH AND CASH EQUIVALENTS:
Beginning of year	192,006	143,485	37,532

End of year	$204,453	$192,006	$143,485

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In Thousands)

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):

Income taxes to (from) taxing authorities	$2,186	$(67,236)	$(41,236)

Interest	$91,735	$88,581	$93,348

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$43	$60	$67

Receivables from capital lease of vehicles to franchisees	$11,735	$42,222	$86,007

Deferred income on capital lease of vehicles to franchisees	$-	$-	$177

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company to Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) and Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG Canada has a partnership agreement with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. Intercompany accounts and transactions have been eliminated in consolidation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business – The Company operates in the United States and Canada and, through its Dollar and Thrifty brands, is primarily engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores. The Company also leases vehicles to franchisees for use in the daily vehicle rental business, sells vehicle rental franchises worldwide and provides sales and marketing, reservations, data processing systems, insurance and other services to franchisees. RCFC and DTFC provide vehicle financing to the Company.

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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds are restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle disposals. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $4,333,000, $3,214,000 and $3,200,000, for 2004, 2003 and 2002, respectively, and remains in restricted cash and investments.

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

Revenue-Earning Vehicles – Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 70% to 85% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 15% to 30% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. At December 31, 2004, depreciation rates generally range from 0.91% to 3.17% per month.

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

Accounts Payable – Disbursements in excess of bank balances of $20,712,000 and $15,546,000 are included in accounts payable at December 31, 2004 and 2003, respectively.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. In May 2004, March 2003, June 2002 and March 2001, the Company entered into interest rate swap agreements, which qualify for hedge accounting treatment under SFAS No. 133 (Note 11).

Public Liability and Property Damage – Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis by an independent actuary. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the independently prepared, actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2004.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $36,664,000, $25,465,000 and $21,559,000, for 2004, 2003 and 2002, respectively.

Thrifty’s primary advertising is conducted by a historically unconsolidated affiliated entity, Thrifty National Ad. The Company began consolidating the operations of Thrifty National Ad effective April 1, 2004, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (See “New Accounting Standards”). Thrifty made payments of $2,162,000 in the first quarter of 2004 and $7,187,000 and $4,154,000 in 2003 and 2002, respectively, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services such as information technology and accounting services, totaling $733,000 in the first quarter of 2004 and $2,586,000 and $2,565,000 in 2003 and 2002, respectively, which are recorded as offsets to selling, general and administrative expense. The scope and related charges for these services are negotiated on an annual basis between the Company’s management and designated franchisee members of Thrifty National Ad.

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

Income Taxes – U.S. operating results are included in the Company’s consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets related to DTG Canada losses since management has determined it is more likely than not that such assets will not be realized.

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

Stock-Based Compensation – Prior to January 1, 2003, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion 25”). Compensation cost for stock options, if any, was measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount the grantee must pay to acquire the stock. Compensation cost for shares issued under performance share and restricted stock plans was recorded based upon the current market value of the Company’s stock at the end of each period. The Company has provided the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” ("SFAS No. 123") for stock-based compensation grants made through December 31, 2002.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123. The Company did not issue stock options in 2004 or 2003.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance share and restricted stock awards, in each period presented (in thousands, except per share data):

	December 31,

	2004	2003	2002

Net income, as reported	$50,790	$19,840	$46,831

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	2,509	1,154	1,533

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(2,755)	(2,072)	(4,207)

Pro forma net income	$50,544	$18,922	$44,157

Earnings per share:
Basic, as reported	$2.04	$0.81	$1.93

Basic, pro forma	$2.03	$0.77	$1.82

Diluted, as reported	$1.94	$0.78	$1.88

Diluted, pro forma	$1.93	$0.75	$1.77

The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant for purposes of the pro forma amounts noted above.

The assumptions used for 2002 stock option awards were as follows: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

The Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on July 1, 2005 (See “New Accounting Standards”).

New Accounting Standards – In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in APB Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first reporting period beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective July 1, 2005. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the modified prospective method under SFAS No. 123(R) as required on July 1, 2005 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

The Company had previously adopted the provisions of SFAS No. 123 beginning January 1, 2003 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation and electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, an amendment of SFAS No. 123.

In October 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. EITF 04-1 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. The Company adopted the provisions of EITF 04-1 beginning January 1, 2005. Adoption of EITF 04-1 will impact the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, for reacquired rights to trademarks through the Company’s acquisitions of franchisee operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”) an interpretation of Accounting Research Bulletin No. 51. FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements beginning with the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisee’s equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

In October, 2003, the Company implemented the provisions of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Under EITF 02-16, effective with the amendment to the vehicle supply agreement with DaimlerChrysler, the Company began accounting for the promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change is to be accounted for prospectively as a change in estimate.

Reclassifications – Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the classifications used in 2004.

For the year ended December 31, 2003, the Company reclassified the amortization of certain vehicle manufacturers’ purchase incentives for the period January 1, 2003 through June 30, 2003 totaling $9,255,000 to vehicle depreciation and lease charges, net. Previously such amortization was recorded as offsets against direct vehicle and operating expense. This reclassification had no impact on revenues or net income.

3.	CHANGE IN ACCOUNTING FOR PROMOTIONAL PAYMENTS

As discussed in Note 6, the Company changed its method of accounting for Promotional Payments received under its Vehicle Supply Agreement (“VSA”). In October, 2003, the Company amended its VSA and implemented the provisions of EITF 02-16. Under EITF 02-16, effective with the amendment to the VSA, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of vehicle depreciation expense. Under the new method, the promotional payments will be recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF 02-16, the effect of this change was accounted for prospectively as a change in estimate beginning in October 2003. Accordingly, there is no cumulative effect of a change in accounting method and the Company incurred additional direct vehicle and operating expense of $26,598,000, partially offset by reduced vehicle depreciation expense of $4,476,000 in the quarter ended December 31, 2003. The effect of this change was to reduce income before income taxes for the year ended December 31, 2003 by $22,122,000 and net income by $13,273,000 or $0.52 per diluted share. As this change has been accounted for as a change in estimate, no reclassification has been made in the consolidated financial statements for the years ended December 31, 2003 or 2002 to conform to the classifications used for the year ended December 31, 2004.

4.	ACQUISITIONS

In 2004, the Company acquired certain assets and assumed certain liabilities relating to 24 locations from former franchisees in Aspen, Greensboro, Raleigh-Durham, Ft. Myers, Orlando, Tampa, Chicago, Corpus Christi, Los Angeles, San Diego, Boise and Orange County for the Thrifty brand and in Aspen, Boise and Vancouver, British Columbia, Canada, for the Dollar brand. During 2003, the Company acquired certain assets and assumed certain liabilities of 59 locations from former franchisees in Hawaii, Manchester, Atlanta, Houston, Las Vegas, Memphis, Detroit, Cleveland, Miami, Ft. Lauderdale, West Palm Beach, Hartford, Ontario, California; and Edmonton, Alberta, Canada for the Thrifty brand and the master franchise rights in Canada for the Dollar brand. During 2002, Thrifty acquired certain assets and assumed certain liabilities of 31 locations from former franchisees, the largest being the Boston, Denver, Baltimore and Washington, D.C. airport locations. Additionally, in 2002 Dollar acquired certain assets and assumed certain liabilities from a former franchisee in Louisville, Kentucky.

Total cash paid, net of cash acquired, for these acquisitions was $77,789,000, $36,882,000 and $261,000 in 2004, 2003 and 2002, respectively. The goodwill recognized in these transactions totaled $75,549,000, $37,802,000 and $255,000 in 2004, 2003 and 2002, respectively, all of which is amortizable for tax purposes. The Company may have an adjustment or subsequent settlement to the purchase price of an acquisition affecting the recorded amount of goodwill and the allocation of the purchase price. Historically, these purchase price adjustments have not been material. Each of the acquisitions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the consolidated statements of income of the Company. Acquisitions made in each year are not material individually or collectively to amounts presented for each of the years ended December 31, 2004, 2003 and 2002.

5.	RECEIVABLES

Receivables consist of the following:

	December 31,

	2004	2003
	(In Thousands)
Trade accounts receivable	$103,269	$89,737
Notes receivable	1,910	3,010
Financing receivables, net	5,035	8,321
Due from DaimlerChrysler	88,110	68,721
Other vehicle manufacturer receivables	12,371	6,439

	210,695	176,228
Less allowance for doubtful accounts	(16,143)	(12,763)

	$194,552	$163,465

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

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income of $25,000 and $135,000 at December 31, 2004 and 2003, respectively.

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days.

6.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2004	2003
	(In Thousands)
Revenue-earning vehicles	$2,403,451	$2,320,618
Less accumulated depreciation	(135,469)	(183,899)

	$2,267,982	$2,136,719

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and have been extended or renewed as applicable to cover all model years since inception in 1997. Following the amendment to the VSA in October 2003 (Note 3), the Company is required to purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 83% will be Program Vehicles and 17% will be Non-Program Vehicles for the 2004 model year. In July 2004, the VSA was amended to enable the Company to acquire vehicles through the 2009 model year. For the 2005 model year, the Company is required to purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue–earning vehicles from DaimlerChrysler were $3,008,813,000, $3,026,386,000 and $2,820,480,000 during 2004, 2003 and 2002, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to direct vehicle and operating expense in the consolidated statements of income. Promotional payments under the VSA received through September 30, 2003 have been amortized on a straight-line basis over the respective model year to which the promotional payments relate and were recorded in Due from DaimlerChrysler as earned. As discussed in Note 3, the Company implemented the provisions of EITF 02-16 effective with the amendment to the VSA in October 2003, and began recognizing these promotional payments as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives totaled $848,518,000, $732,320,000 and $559,696,000 in 2004, 2003 and 2002, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $138,069,000, $107,048,000 and $80,197,000 in 2004, 2003 and 2002, respectively, and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet.

The Company acquires some vehicles from other manufacturers, the majority of which are subject to guaranteed buyback at established values by the manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $16,921,000, $8,856,000 and $8,121,000 for 2004, 2003 and 2002, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next five years for vehicles under operating leases with terms greater than one year total $11,216,000 and are payable as $5,264,000 in 2005, $3,888,000 in 2006, $1,619,000 in 2007, $389,000 in 2008 and $56,000 in 2009.

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2004	2003
	(In Thousands)
Land	$15,148	$14,272
Buildings and improvements	19,373	18,559
Furniture and equipment	73,598	64,038
Leasehold improvements	89,905	83,938
Construction in progress	12,436	8,613

	210,460	189,420
Less accumulated depreciation and amortization	(105,125)	(91,481)

	$105,335	$97,939

8.	SOFTWARE AND OTHER INTANGIBLE ASSETS

	December 31,

	2004	2003
	(In Thousands)
Software and other intangible assets	$44,867	$34,629
Less accumulated amortization	(24,847)	(20,042)

	$20,020	$14,587

The aggregate amortization expense recognized for software and other intangible assets was $5,547,000, $5,637,000 and $4,381,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2004 for each of the next five years is as follows: $5,500,000, $5,200,000, $3,900,000, $2,800,000 and $1,800,000.

9.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2004, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, are as follows:

	December 31,

	2004	2003
	(In Thousands)
Beginning balance	$203,861	$165,327
Goodwill through acquisitions during year	75,549	37,802
Effect of change in rates used for foreign currency translation	497	732

Ending balance	$279,907	$203,861

10.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2004	2003

Asset backed notes:
2004 Series notes	$500,000	$-
2003 Series notes	375,000	375,000
2002 Series notes	350,000	350,000
2001 Series notes	350,000	350,000
1999 Series notes	26,667	206,250
1997 Series notes	110,548	200,000

	1,712,215	1,481,250
Discounts on asset backed notes	(1)	(62)

Asset backed notes, net of discount	1,712,214	1,481,188
Conduit Facility	350,000	275,000
Commercial paper, net of discount of $467 and $555	155,573	354,741
Other vehicle debt	174,594	244,539
Limited partner interest in limited partnership	108,045	86,694

Total vehicle debt and obligations	$2,500,426	$2,442,162

Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in May 2004 (the “2004 Series notes”), March 2003 (the “2003 Series notes”), June 2002 (the “2002 Series notes”), March 2001 (the “2001 Series notes”), April 1999 (the “1999 Series notes”) and December 1997 (the “1997 Series notes”).

The 2004 Series notes are floating rate notes that were converted to a fixed rate of 4.20% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2003 Series notes are floating rate notes that were converted to a fixed rate of 3.64% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 2002 Series notes are floating rate notes with an interest rate of LIBOR plus 0.64% (3.06% and 1.79% at December 31, 2004 and 2003, respectively). In conjunction with the issuance of the 2002 Series notes, the Company entered into an interest rate swap agreement (Note 11) to convert one-half of this floating rate debt to a fixed rate of 4.77%.

The 2001 Series notes are floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 1999 Series notes are comprised of fixed rate notes, with rates ranging from 6.5% to 7.1%.

The 1997 Series notes are comprised of $99,413,000 and $188,865,000 of fixed rate notes outstanding at the end of 2004 and 2003, respectively, with rates ranging from 6.60% to 6.70% and $11,135,000 of floating rate notes outstanding at the end of 2004 and 2003, with an interest rate of LIBOR plus 1.05% (3.47% and 2.21% at December 31, 2004 and 2003, respectively).

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

The asset backed notes mature from 2005 through 2008 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

Conduit Facility – On April 1, 2004, the asset backed Variable Funding Note Purchase Facility (the “Conduit”) was renewed for another 364-day period and increased to $350,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market–based commercial paper rates (2.63% and 1.57% at December 31, 2004 and 2003, respectively). The Company had $350,000,000 and $275,000,000 outstanding under the Conduit at December 31, 2004 and 2003, respectively.

Commercial Paper – On April 1, 2004, the commercial paper program (the “Commercial Paper Program”), representing $594,000,000 of borrowing as a part of the existing asset backed note program, was renewed for another 364-day period. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $520,000,000 liquidity facility (the “Liquidity Facility”) to support the Commercial Paper Program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 2.24% to 2.49% at December 31, 2004 and 1.14% to 1.16% at December 31, 2003 and matured within 60 days of December 31, 2004.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $290,000,000 from vehicle manufacturers at December 31, 2004, and $117,843,000 in capacity from U.S. and Canadian banks at December 31, 2004. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 4.34% and 3.80% at December 31, 2004 and 2003, respectively. These lines of credit are primarily renewable annually.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles. The Partnership Agreement of the Partnership expires on December 31, 2005. The Limited Partner has committed to funding CND$235,000,000 (approximately US$195,920,000 at December 31, 2004) to the Partnership, which is funded through issuance and sale of notes in the Canadian commercial paper market.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner, which amounted to $3,018,000, $3,011,000 and $1,872,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants. DTG Canada was in compliance with all such covenants and requirements at December 31, 2004.

Expected repayments of vehicle debt and obligations outstanding at December 31, 2004 are as follows:

	2005	2006	2007	2008
	(In Thousands)

Asset backed notes	$603,882	$295,833	$312,500	$500,000
Conduit Facility	350,000	-	-	-
Commercial paper	156,040	-	-	-
Other vehicle debt	174,594	-	-	-
Limited partner interest	108,045	-	-	-

Total	$1,392,561	$295,833	$312,500	$500,000

Revolving Credit Facility

On April 1, 2004, the Company renewed the existing five-year $215,000,000 Senior Secured Revolving Credit Facility (the “Revolving Credit Facility”), increasing the capacity to $300,000,000 and extending the expiration date to April 1, 2009. The Revolving Credit Facility provides up to $300,000,000 for letters of credit and a sublimit of up to $100,000,000 for working capital borrowings. In December 2004, the Company completed an amendment of the Revolving Credit Facility modifying certain limitations on the payment of cash dividends and repurchases of the Company’s shares. As of December 31, 2004, the Company is required to pay a 0.30% commitment fee on the unused available line, a 1.75% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolving Credit Facility is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolving Credit Facility contains various restrictive covenants, including maintenance of certain financial ratios consisting of fixed charge and leverage ratios and certain limitations on cash dividends and share repurchases. As of December 31, 2004, the Company is in compliance with all covenants. The Company had letters of credit of $159,201,000 and $159,832,000 and no working capital borrowings outstanding under the Revolving Credit Facility at December 31, 2004 and 2003, respectively.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2004, to convert variable interest rates on a total of $1.4 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2008, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position as a liability at fair market value, which was approximately $8,822,000 and $33,087,000 at December 31, 2004 and 2003, respectively. The Company recorded the related income of $14,801,000 in 2004 and $5,430,000 in 2003, and related loss of $18,855,000 in 2002, which is net of income taxes, in comprehensive income on the consolidated statement of stockholders’ equity and comprehensive income. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $7,840,000 of the existing deferred loss at December 31, 2004 is expected to be reclassified to the consolidated statements of income within the next twelve months.

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

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect EPS.

13.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2004	2003	2002
	(In Thousands, Except Share and Per Share Data)
Income before cumulative effect of a change in accounting principle	$47,060	$19,840	$46,831

Basic EPS:
Weighted average common shares	24,947,791	24,537,787	24,274,985

Basic EPS	$1.89	$0.81	$1.93

Diluted EPS:
Weighted average common shares	24,947,791	24,537,787	24,274,985

Shares contingently issuable:
Stock options	432,985	325,686	287,212
Performance awards	561,641	265,605	120,000
Shares held for compensation plans	175,888	197,179	164,759
Director compensation shares deferred	104,480	67,324	47,425

Shares applicable to diluted	26,222,785	25,393,581	24,894,381

Diluted EPS	$1.79	$0.78	$1.88

At December 31, 2004, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares. At December 31, 2003 and 2002, options to purchase 107,900 and 1,048,300, respectively, shares of common stock were outstanding but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

14.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company matches 100% up to 6% of the employee’s eligible compensation, subject to statutory limitations, of which 50% is in cash and 50% is in company stock. The Company stock match is immediately available for transfer or sale at the employee’s discretion. Contributions expensed by the Company totaled $4,611,000, $3,295,000 and $4,066,000 in 2004, 2003 and 2002, respectively.

Included in accrued liabilities at December 31, 2004 and 2003 is $3,415,000 and $2,751,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

The Company has bonus and profit sharing plans for all employees based on company performance. Expense related to these plans was $11,599,000, $7,833,000 and $14,835,000 in 2004, 2003 and 2002, respectively.

Deferred Compensation and Retirement Plans

The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. Participants become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $28,704,000 and $25,918,000 as of December 31, 2004 and 2003, respectively. Expense related to these plans totaled $2,850,000, $2,738,000 and $2,166,000 in 2004, 2003 and 2002, respectively.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance share awards and other stock-based incentive awards to key employees and non-employee directors. At December 31, 2004, the Company’s common stock authorized for issuance under the LTIP was 4,903,973 shares, with a share addition provision that allows for the number of shares reserved to increase by 10% of any newly issued shares. The Company has 7,687 shares available for future LTIP awards at December 31, 2004 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

Stock Option Plan – Under the LTIP, the Committee may grant nonqualified stock options to key employees and non-employee directors and incentive stock options to key employees. The exercise prices for nonqualified stock options are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The options vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. The maximum number of shares for which options may be granted under the LTIP during any year is 200,000.

The following table sets forth the stock option activity for stock options under the LTIP for the periods indicated:

		Weighted
	Number of	Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at December 31, 2001	3,208	$17.10

Granted	40	23.20
Exercised	(206)	16.95
Canceled	(17)	16.76

Outstanding at December 31, 2002	3,025	17.20

Granted	-	-
Exercised	(447)	16.60
Canceled	(13)	12.86

Outstanding at December 31, 2003	2,565	17.33

Granted	-	-
Exercised	(619)	17.17
Canceled	(7)	13.73

Outstanding at December 31, 2004	1,939	$17.39

Options exercisable at:
December 31, 2004	1,939	$17.39
December 31, 2003	2,354	$17.85
December 31, 2002	2,345	$17.96

The following table summarizes information regarding fixed stock options that were outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $11.45	590	5.97	$11.18	590	$11.18

$17.6875 - $19.6875	619	5.36	19.20	619	19.20

$20.50 - $23.90	730	3.49	20.87	730	20.87

$10.50 - $23.90	1,939	4.84	$17.39	1,939	$17.39

Performance Share Awards - Performance share awards are granted to Company officers and certain key employees. The awards granted in 2004 and 2003 established a target number of shares that vest three years from the grant date. The performance share awards grant for 2002 (“2002 Grant”) also established a target number of shares but vest in three equal annual installments commencing on the first anniversary of the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The maximum amount for which performance share awards may be granted under the LTIP during any year to any one person is $1,000,000. The Company recognized compensation costs of $3,705,000, $1,723,000 and $2,538,000 in 2004, 2003 and 2002, respectively for performance share awards.

On January 31, 2005 and 2004 and February 14, 2003, the entire 2002 Grant of performance shares earned in 2002, net of forfeitures, totaling approximately 31,000, 49,000 and 40,000 shares vested, respectively, were settled through the issuance of common stock totaling approximately $638,000, $1,200,000 and $700,000, respectively. Substantially all of these shares were directed to the deferred compensation plan by the Company for the benefit of the employees.

Restricted Stock – Under the LTIP, the Committee may grant restricted stock to key employees and non-employee directors. In 2004 and 2003, non-employee directors were granted 24,500 and 25,929, restricted shares, respectively, which vested on December 31, 2004 and 2003, respectively. The Company recognized compensation costs of $606,000 and $454,000 in 2004 and 2003 for restricted stock awards. No restricted stock awards were granted in 2002.

15.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In 2004, the Company repurchased 634,300 shares of common stock at an average price of $25.85 per share totaling $16,397,000. During 2003, the Company repurchased 236,000 shares of common stock at an average price of $24.62 per share totaling approximately $5,809,000.

16.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2004	2003	2002
	(In Thousands)
Current:
Federal	$-	$-	$(93,989)
State and local	(1,857)	(6,219)	(63)
Foreign	286	295	345

	(1,571)	(5,924)	(93,707)

Deferred:
Federal	28,232	19,648	104,750
State and local	7,147	3,681	19,625

	35,379	23,329	124,375

	$33,808	$17,405	$30,668

Deferred tax assets and liabilities consist of the following:

	December 31,

	2004	2003
	(In Thousands)
Deferred tax assets:
Public liability and property damage	$32,421	$18,994
Allowance for doubtful accounts and notes receivable	6,247	3,539
Other accrued liabilities	47,041	31,054
Federal and state NOL carryforwards	313,527	272,427
Interest rate swap	3,441	12,904
Canadian NOL carryforwards	11,456	7,928
Canadian depreciation	892	1,321
Other Canadian temporary differences	1,679	3,429

	416,704	351,596
Valuation allowance	(14,027)	(12,678)

Total	$402,677	$338,918

Deferred tax liabilities:
Depreciation	$598,099	$499,659
Other	7,435	182

Total	$605,534	$499,841

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2004, the Company has federal net operating loss carryforwards of approximately $835,000,000 available to offset future taxable income in the U.S., which expire beginning in 2022 through 2024. At December 31, 2004, DTG Canada has net operating loss carryforwards of approximately $35,000,000 available to offset future taxable income in Canada, which expire beginning in 2008 through 2014. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$28,303	35.0%	$13,036	35.0%	$27,125	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	3,438	4.3	1,755	4.7	3,110	4.0
Foreign losses	1,606	2.0	1,377	3.7	-	-
Foreign taxes	286	0.3	295	0.8	345	0.5
Other	175	0.2	942	2.5	88	0.1

Total	$33,808	41.8%	$17,405	46.7%	$30,668	39.6%

17.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and investments, interest rate swaps, DaimlerChrysler receivables and trade receivables. The Company limits its exposure on cash and cash equivalents and restricted cash and investments by investing in highly rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions. Receivables from DaimlerChrysler, the Company’s primary vehicle supplier, consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs. The Company’s financial condition and results of operations would be materially adversely affected if DaimlerChrysler were unable to meet its obligations to the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

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

Vehicle Debt and Obligations - The fair value of floating-rate debt, which includes amounts subject to an interest rate swap from floating-rate debt to fixed-rate debt, approximates the carrying value as these instruments are at current market interest rates. At December 31, 2004, the fair value of the asset backed notes with fixed interest rates was greater than the carrying value by approximately $1,625,000.

Letters of Credit - The letters of credit have no fair value as they support the Company's corporate operations.

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2004	2003	2002
	(In Thousands)

Rent	$35,914	$29,280	$25,157
Concession expenses:
Minimum fees	57,247	44,942	43,799
Contingent fees	39,935	32,914	23,752

	133,096	107,136	92,708

Less sublease rental income	(823)	(1,440)	(1,687)

Total	$132,273	$105,696	$91,021

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2004 are presented in the following table.

	Company-Owned Stores Concession Fees	Operating Leases	Total

	(In Thousands)
2005	$44,719	$30,374	$75,093
2006	39,332	25,953	65,285
2007	36,549	23,193	59,742
2008	23,647	18,317	41,964
2009	13,818	12,063	25,881
Thereafter	68,082	57,711	125,793

	226,147	167,611	393,758
Less sublease rental income	-	(1,467)	(1,467)

	$226,147	$166,144	$392,291

Public Liability and Property Damage

The Company is self insured for a portion of public liability and property damage claims. In general, the Company retained the risk for the first $2,000,000 of loss per occurrence in 2004 and 2003 and the first $1,000,000 of loss in 2002 with an additional exposure for losses above these limits up to an aggregate amount of $3,000,000 ($7,000,000 for the period August 2002 through July 2003). The Company maintains insurance for losses above these levels. Additionally, in 2003, and continuing for 2004, the Company began retaining the risk of loss on a portion of the supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2004 and 2003, these amounts have been discounted at 3.3% and 2.4%, (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $4,141,000 and $2,156,000 at December 31, 2004 and 2003, respectively. Estimated future payments of public liability and property damage as of December 31, 2004 are as follows (in thousands):

2005	$38,026
2006	18,634
2007	14,323
2008	9,448
2009	5,994
Thereafter	5,892

Aggregate undiscounted public liability and property damage	92,317
Effect of discounting	(4,141)

$88,176

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

Other

The Company is party to a data processing services agreement which requires payments totaling $5,000,000 annually from 2005 through 2010. The Company also has a telecommunications contract which will require payments totaling $1,800,000 for 2005. Additionally, the Company has software maintenance agreements which require payments totaling $681,000 in 2005 and $284,000 in 2006.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $8,602,000 and $6,082,000 at December 31, 2004 and 2003, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of December 31, 2004 and 2003, the maximum future payments under these guarantees are $102,000 and $189,000, respectively, with expirations through January 1, 2005, respectively. As of December 31, 2004, the Company has not recognized a liability for guarantees issued or modified after December 31, 2002, which totaled $102,000, due to the absence of any fair value at inception of the guarantee and the likelihood of a triggering event is not probable.

At December 31, 2004, the Company had outstanding vehicle purchase commitments of approximately $1,566,329,000.

19.	BUSINESS SEGMENTS

Effective January 1, 2003, the Company implemented a corporate operating structure, which realigned the Company from a brand structure to a functional structure combining the management of operations and administrative functions for both the Dollar and Thrifty brands. Due to the realignment, the Company no longer reports Dollar and Thrifty as operating segments. Consistent with this structure, management makes business and operating decisions on an overall company basis. Financial results are no longer available by brand.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2004	2003	2002
	(In Thousands)

Revenues:
United States	$1,344,734	$1,162,555	$1,080,734
Foreign countries	79,246	65,331	52,460

	$1,423,980	$1,227,886	$1,133,194

Long-lived assets:
United States	$393,972	$306,162	$268,866
Foreign countries	11,290	10,225	4,023

	$405,262	$316,387	$272,889

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets include property and equipment, software and other intangible assets and goodwill.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2004 and 2003 follows:

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004 Total

	(In Thousands Except Per Share Amounts)

Revenues	$298,708	$354,940	$421,146	$349,186	$1,423,980
Operating income	$25,397	$53,819	$66,794	$25,726	$171,736
Income before cumulative effect of a change in accounting principle	$2,757	$17,908	$25,034	$1,361	$47,060
Net income	$6,487	$17,908	$25,034	$1,361	$50,790
Earnings per share, before cumulative effect of a change in accounting principle
Basic	$0.11	$0.72	$1.00	$0.05	$1.89
Diluted	$0.11	$0.68	$0.96	$0.05	$1.79

Year Ended December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2003 Total

	(In Thousands Except Per Share Amounts)

Revenues	$250,483	$304,099	$370,451	$302,853	$1,227,886
Operating income	$20,980	$34,682	$59,838	$11,041	$126,541
Income (loss) before cumulative effect of a change in accounting principle	$594	$6,329	$21,364	$(8,447)	$19,840
Net income (loss)	$594	$6,329	$21,364	$(8,447)	$19,840
Earnings (loss) per share, before cumulative effect of a change in accounting principle
Basic	$0.02	$0.26	$0.87	$(0.34)	$0.81
Diluted	$0.02	$0.25	$0.84	$(0.33)	$0.78

Operating income in the table above represents pretax income before interest.

During the fourth quarter of 2003, the Company commenced implementation of EITF 02-16 for accounting for purchase and promotion payments received from its primary vehicle supplier. The application of this new accounting method resulted in a $22,122,000 reduction of fourth quarter pretax results (Note 3).

21.	SUBSEQUENT EVENTS

Through March 14, 2005, the Company has acquired or reached agreement to acquire its franchise operations in Jacksonville, Melbourne and Cape Canaveral, Florida and San Jose, California. These franchisee acquisitions are being evaluated in accordance with EITF 04-1.

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Year	Income		Deductions	Year
	(In Thousands)

2004

Allowance for doubtful accounts	$12,763	$3,496	(1)	$(116)	$16,143

Public liability and property damage	$56,294	$51,666		$(19,784)	$88,176

Valuation allowance for deferred tax assets	$12,678	$1,349		$-	$14,027

2003

Allowance for doubtful accounts	$19,529	$4,729		$(11,495)	$12,763

Public liability and property damage	$39,506	$37,745		$(20,957)	$56,294

Valuation allowance for deferred tax assets	$9,358	$3,320		$-	$12,678

2002

Allowance for doubtful accounts	$24,255	$8,258		$(12,984)	$19,529

Public liability and property damage	$23,139	$34,548		$(18,181)	$39,506

Valuation allowance for deferred tax assets	$10,027	$(669)		$-	$9,358

(1) Amount includes 2004 bad debt expense of $2,596,000 and $900,000 relating to the March 31, 2004 balance of the allowance for doubtful accounts on Thrifty National Ad due to the adoption of FIN 46(R).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Internal Control Over Financial Reporting

a)	Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2004. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on the following page.

b)	Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors – Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information appearing under the caption “Additional Information For Amendment and Restatement of Long-Term Incentive Plan Proposal – General Information Regarding Amended and Restated Long-Term Incentive Plan and Director Equity Plan – Number of Shares Available” and “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information appearing under “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2004, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2004, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2004, 2003 and 2002 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
3.2

By-Laws of DTG, as amended and restated, which were approved by the DTG Board of Directors on September 25, 2003 and became effective October 1, 2003, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
4.2

Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.7

Form of Series 1997-1 Supplement to Base Indenture between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.8

Form of Master Motor Vehicle Lease and Servicing Agreement among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.10

Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.13

Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.14

Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15

Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16

Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17

Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18

Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19

Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.22

Series 1999-1 Supplement to Base Indenture dated as of April 29, 1999 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.23

Note Purchase Agreement dated as of April 29, 1999 among Rental Car Finance Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.24

Enhancement Letter of Credit Application and Agreement dated April 29, 1999 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 1999, Commission File No. 1-13647*

4.27

Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.32

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.33

Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.34

Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.35

Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36

Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39

Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.41

Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.42

Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.43

Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.44

Note Purchase Agreement dated as of March 6, 2001 among Rental Car Finance Corp., DTG, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon Smith Barney and Credit Suisse First Boston Corporation, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.45

Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46

Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.47

Collateral Assignment of Exchange Agreement dated as of July 23, 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.50

Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

4.51

Amendment No. 3 to Series 1997-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.52

Amendment No. 2 to Series 1999-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.53

Amendment No. 1 to Series 2001-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.55

Amendment No. 5 to Master Motor Vehicle Lease and Servicing Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.56

Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.57

Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.58

Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.59

Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.60

Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62

Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.63

Amendment No. 3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.64

Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.65

Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66

Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.67

Series 2002-1 Supplement dated as of June 4, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.68

Note Purchase Agreement dated as of May 22, 2002, among Rental Car Finance Corp., Deutsche Bank Securities Inc., Credit Suisse First Boston Corporation, J.P. Morgan Securities, Inc., Dresdner Kleinwort Wasserstein-Grantchester, Inc., ING Financial Markets LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.69

Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70

Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.71

Enhancement Letter of Credit Application and Agreement dated as of June 4, 2002 among Dollar, Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.72

Amendment No. 4 to Series 1997-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.73

Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.74

Amendment No. 3 to Series 1999-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.75

Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.76

Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.77

Amendment No. 1 to Series 2002-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.78

Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79

Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.80

Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.82

Second Amended and Restated Series 1997-1 Letter of Credit Agreement dated as of December 6, 2002 among DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.83

Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.84

Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.85

Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.86

Amendment No. 3 to Series 2001-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.87

Amendment No. 2 to Series 2002-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.88

Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.89

Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.90

Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.91

Amendment No. 3 to Amended and Restated Series 1998-1 Supplement dated as of February 24, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.92

Amendment No. 7 to Master Motor Vehicle Lease and Servicing Agreement dated as of February 24, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.94

Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.96

Amendment No. 7 to Series 2000-1 Supplement dated as of March 18, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97

Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.98

Series 2003-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.99

Note Purchase Agreement dated as of March 19, 2003 among Rental Car Finance Corp., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.100

Indemnification Agreement dated as of March 19, 2003 among Rental Car Finance Corp., MBIA Insurance Corporation, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.101

Enhancement Letter of Credit Application and Agreement dated as of March 25, 2003 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.102

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 25, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Ambac Assurance Corporation, MBIA Insurance Corporation, Credit Suisse First Boston, JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.103

Amendment No. 4 to Series 2001-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.104

Amendment No. 3 to Series 2002-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.106

Amendment No. 8 to Series 2000-1 Supplement dated as of December 10, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.107

Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.109

Extension Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.110

Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.111

Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.112

Amendment No. 9 to Series 2000-1 Supplement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.113

Amendment No. 8 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.114

Extension Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.115

Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.116

Amendment No. 4 to Amended and Restated Series 1998-1 Supplement dated as of March 24, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.117

Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.118

Third Amended and Restated Credit Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.119

Series 2004-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.120

Note Purchase Agreement dated as of April 29, 2004 among Rental Car Finance Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc. and ABN AMRO Incorporated, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.121

Enhancement Letter of Credit Application and Agreement dated as of May 5, 2004 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.122

Amendment No. 5 to Series 1997-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.123

Amendment No. 5 to Amended and Restated Series 1998-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.124

Amendment No. 4 to Series 1999-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.125

Amendment No. 10 to Series 2000-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.126

Amendment No. 5 to Series 2001-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.127

Amendment No. 4 to Series 2002-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.128

Amendment No. 1 to Series 2003-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.129

First Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2004, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

4.130

Amendment No. 9 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 6, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.5

Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.8

Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10

Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*
10.14	Amendment to Deferred Compensation Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33144, filed March 23, 2000*
10.15	Second Amendment to Deferred Compensation Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33144, filed March 23, 2000*
10.16	Third Amendment to Deferred Compensation Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33144, filed March 23, 2000*
10.17	First Amendment to Retirement Plan dated as of September 23, 1999, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33146, filed March 23, 2000*
10.18	Second Amendment to Retirement Plan dated as of January 14, 2000, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33146, filed March 23, 2000*
10.19

Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000, Commission File No. 1-13647*

10.22

Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000, Commission File No. 1-13647*

10.29

Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

10.30

Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.32

Letter agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.34

Employment Continuation Agreement dated as of April 21, 2004 between DTG and Gary L. Paxton, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.35

Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective April 21, 2004, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.36

Letter agreement dated as of July 16, 2004 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.37

Form of Restricted Stock Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.38

Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.39

Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.40

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.41

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

21	Subsidiaries of DTG**
23.2

Consent of Debevoise & Plimpton (included in Exhibit 5), filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.3

Consent of Donovan Leisure Newton & Irvine LLP, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

23.4	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*
23.5	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.1), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*
23.6	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-89189, filed October 15, 1999*
23.7	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 1999, filed March 22, 2000, Commission File No. 1-13647*
23.8	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33144, filed March 23, 2000*
23.9	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-33146, filed March 23, 2000*
23.10	Consent of Deloitte & Touche LLP, filed as Exhibit 23.8 with DTG’s Form 11-K for the fiscal year ended December 31, 1999, filed June 28, 2000, Commission File No. 1-13647*
23.11	Consent of Deloitte & Touche LLP, filed as Exhibit 23.9 with DTG’s Form 11-K/A for the fiscal year ended December 31, 1999, filed October 16, 2000, Commission File No. 1-13647*

23.12	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-50800, filed November 28, 2000*
23.13	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.2), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-50800, filed November 28, 2000*
23.14

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

23.15	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form 11-K for the fiscal year ended December 31, 2000, filed June 28, 2001, Commission File No. 1-13647*
23.16

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

23.17	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form 11-K for the fiscal year ended December 31, 2001, filed June 19, 2002, Commission File No. 1-13647*
23.18

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

23.19

Consent of Deloitte & Touche LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with DTG’s Form 11-K for the fiscal year ended December 31, 2002, filed June 27, 2003, Commission File No. 1-13647*

23.20

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG’s Form 10-K/A for the fiscal year ended December 31, 2002, filed December 18, 2003, Commission File No. 1-13647*

23.21

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

23.22

Consent of Deloitte & Touche LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with DTG’s Form 11-K for the fiscal year ended December 31, 2003, filed June 25, 2004, Commission File No. 1-13647*

23.23

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800**

31.15	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.16	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.15	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.16	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2005	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ GARY L. PAXTON
Name: Gary L. Paxton
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	March 14, 2005

/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer and Chief Financial Officer	March 14, 2005
/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	March 14, 2005

/s/ MOLLY S. BOREN Molly S. Boren	Director	March 14, 2005

/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 14, 2005

/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 14, 2005

/s/ JOHN C. POPE John C. Pope	Director	March 14, 2005

/s/ JOHN P. TIERNEY John P. Tierney	Director	March 14, 2005

/s/ EDWARD L. WAX Edward L. Wax	Director	March 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

21	Subsidiaries of DTG
23.23

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146 and Registration No. 333-50800

31.15	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.16	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.15	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.16	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002