Form 10-Q
period 2005-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2005-05-06
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                              For the transition period from______________to______________

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

     The number of shares outstanding of the registrant’s Common Stock as of April 29, 2005 was 25,143,334.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	25

ITEM	4. CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	26

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	26

ITEM	6. EXHIBITS	27

SIGNATURES	28

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements, which opinion includes an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 6, 2005

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2005	2004

REVENUES:
Vehicle rentals	$312,953	$265,345
Vehicle leasing	14,526	17,768
Fees and services	12,276	12,134
Other	3,045	3,461

Total revenues	342,800	298,708

COSTS AND EXPENSES:

Direct vehicle and operating	190,677	156,565
Vehicle depreciation and lease charges, net	53,587	69,199
Selling, general and administrative	54,855	47,547
Interest expense, net of interest income	19,494	19,209

Total costs and expenses	318,613	292,520

INCOME BEFORE INCOME TAXES	24,187	6,188

INCOME TAX EXPENSE	11,212	3,431

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	12,975	2,757

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	3,730

NET INCOME	$12,975	$6,487

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.52	$0.11
Cumulative effect of a change in accounting principle	-	0.15

Net income	$0.52	$0.26

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.49	$0.11
Cumulative effect of a change in accounting principle	-	0.14

Net income	$0.49	$0.25

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash and cash equivalents	$183,545	$204,453
Restricted cash and investments	103,437	455,215
Receivables, net	174,519	194,552
Prepaid expenses and other assets	101,395	90,030
Revenue-earning vehicles, net	2,581,285	2,267,982
Property and equipment, net	104,880	105,335
Income taxes receivable	3,757	3,757
Software and other intangible assets, net	22,004	20,020
Goodwill	279,914	279,907

	$3,554,736	$3,621,251

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$49,014	$63,109
Accrued liabilities	149,207	163,214
Deferred income tax liability	219,253	202,857
Public liability and property damage	92,532	88,176
Vehicle debt and obligations	2,416,724	2,500,426

Total liabilities	2,926,730	3,017,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 26,472,668 and 25,910,030 issued, respectively, and 25,228,268 and 25,039,730 outstanding, respectively	265	259
Additional capital	760,666	748,261
Accumulated deficit	(107,182)	(120,157)
Accumulated other comprehensive income (loss)	8,363	(2,688)
Treasury stock, at cost (1,244,400 and 870,300 shares, respectively)	(34,106)	(22,206)

Total stockholders’ equity	628,006	603,469

	$3,554,736	$3,621,251

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,975	$6,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	67,666	68,746
Non-vehicle depreciation	5,034	4,040
Net gains from disposition of revenue-earning vehicles	(16,395)	(2,829)
Amortization	1,386	1,405
Performance share incentive plan	555	109
Net losses from sale of property and equipment	52	-
Provision for losses on receivables	1,004	592
Deferred income taxes	12,126	2,543
Change in assets and liabilities, net of acquisitions:
Receivables	20,135	23,605
Prepaid expenses and other assets	(9,240)	(11,735)
Accounts payable and accrued liabilities	(9,587)	(17,218)
Public liability and property damage	4,356	4,104
Other	(131)	(39)

Net cash provided by operating activities	89,936	79,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,351,803)	(1,067,153)
Proceeds from sales	986,123	936,026
Net change in restricted cash and investments	351,778	181,431
Property, equipment and software:
Purchases	(5,844)	(5,003)
Proceeds from sales	2	-
Acquisition of businesses, net of cash acquired	(2,800)	(3,426)

Net cash provided by (used in) investing activities	(22,544)	41,875

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	1,094,097	2,295,094
Payments	(1,177,799)	(2,415,983)
Issuance of common shares	8,918	5,941
Purchase of common stock for the treasury	(11,900)	(3,802)
Financing issue costs	(1,616)	(10)

Net cash used in financing activities	(88,300)	(118,760)

CHANGE IN CASH AND CASH EQUIVALENTS	(20,908)	2,925

CASH AND CASH EQUIVALENTS:
Beginning of period	204,453	192,006

End of period	$183,545	$194,931

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$1,106	$3,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to (from) taxing authorities	$(898)	$888

Interest	$20,447	$20,085

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries. DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company to Thrifty Rent-A-Car System, Inc., which is the parent company to Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). Beginning March 31, 2004, Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) was consolidated in the financial statements of DTG under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51 (Note 15). The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 14, 2005 have been followed in preparing the accompanying condensed consolidated financial statements.

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

2.	ACQUISITIONS

During the three months ended March 31, 2005, the Company acquired certain assets and assumed certain liabilities relating to seven locations from former Thrifty franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida and San Jose, California. Total cash paid during the three months ended March 31, 2005, net of cash acquired for acquisitions, was $2.8 million.

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. For the three months ended March 31, 2005, the Company recognized an unamortized intangible asset for reacquired franchise rights totaling $2.1 million (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months ended March 31, 2005, are included in the condensed consolidated statements of income of the Company.

3.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2005	2004

Depreciation of revenue-earning vehicles, net	$51,271	$65,917
Rents paid for vehicles leased	2,316	3,282

	$53,587	$69,199

4.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2005	2004

Income before cumulative effect
of a change in accounting principle	$12,975	$2,757

Basic EPS:
Weighted average common shares	25,050,651	24,953,291

Basic EPS	$0.52	$0.11

Diluted EPS:
Weighted average common shares	25,050,651	24,953,291
Shares contingently issuable:
Stock options	439,317	473,922
Performance awards	490,300	535,670
Shares held for compensation plans	178,600	187,470
Director compensation shares deferred	133,399	98,348

Shares applicable to diluted	26,292,267	26,248,701

Diluted EPS	$0.49	$0.11

For the three months ended March 31, 2005 and 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

5.	STOCK-BASED COMPENSATION

Beginning January 1, 2003, the Company accounted for stock-based compensation plans using the fair value-based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and elected the prospective treatment option, which requires recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123. Compensation cost for stock options and performance share and restricted stock awards is recognized based on the fair value of the awards granted at the grant date.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, using the Black-Scholes option valuation model for the 2004 period (in thousands, except per share data):

Three Months
Ended March 31,
2004

Net income, as reported	$6,487

Add: compensation expense related to performance shares included in reported net income, net of related tax effects	65

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under the fair value-based method for all awards, net of related tax effects	(136)

Pro forma net income	$6,416

Earnings per share:
Basic, as reported	$0.26

Basic, pro forma	$0.26

Diluted, as reported	$0.25

Diluted, pro forma	$0.24

At the end of 2004, all stock options became fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based methods of SFAS No. 123 had been applied is not required for the three months ended March 31, 2005. All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 for the 2005 and 2004 periods.

No stock options were granted after January 1, 2003. The assumptions used for 2002 stock option awards were as follows: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

The Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (Note 15).

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Trade accounts receivable	$110,005	$103,269
Notes receivable	1,573	1,910
Financing receivables, net	3,202	5,035
Due from DaimlerChrysler	63,203	88,110
Fair value of interest rate swap	9,667	-
Other vehicle manufacturer receivables	3,588	12,371

	191,238	210,695
Less: Allowance for doubtful accounts	(16,719)	(16,143)

	$174,519	$194,552

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business and amounts due from the sale of revenue-earning vehicles. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally personally guaranteed by franchisees.

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

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 10).

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days.

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Amortized intangible assets
Software and other intangible assets	$46,128	$44,867
Less accumulated amortization	(26,231)	(24,847)

	19,897	20,020
Unamortized intangible assets
Reacquired franchise rights	2,107	-

Total software and other intangible assets	$22,004	$20,020

As discussed in Note 2, the Company adopted the provisions of EITF 04-1 on January 1, 2005. In applying the provisions of EITF 04-1 to the acquisitions completed during the three months ended March 31, 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2004, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$279,907
Goodwill through acquisitions or purchase price adjustments during the year	62
Effect of change in rates used for foreign currency translation	(55)

Balance as of March 31, 2005	$279,914

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of March 31, 2005 and December 31, 2004 consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Asset backed notes:
2004 Series notes	$500,000	$500,000
2003 Series notes	375,000	375,000
2002 Series notes	291,666	350,000
2001 Series notes	350,000	350,000
1999 Series notes	-	26,667
1997 Series notes	72,211	110,548

	1,588,877	1,712,215
Discounts on asset backed notes	-	(1)

Asset backed notes, net of discount	1,588,877	1,712,214
Conduit Facility	375,000	350,000
Commercial paper, net of discount of $244 and $467	147,532	155,573
Other vehicle debt	195,595	174,594
Limited partner interest in limited partnership	109,720	108,045

Total vehicle debt and obligations	$2,416,724	$2,500,426

On March 30, 2005, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period and increased the capacity from $350 million to $375 million.

On March 30, 2005, the Company renewed its Commercial Paper Program for another 364-day period at a maximum size of $640 million backed by a renewal of the Liquidity Facility in the amount of $560 million.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2004, to convert variable interest rates on a total of $1.4 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2008, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which were assets, included in receivables, of approximately $9.7 million at March 31, 2005 and were liabilities, included in accrued liabilities, of approximately $8.8 million at December 31, 2004. The Company recorded income of $11.3 million, which is net of income taxes, in total comprehensive income for the three month period ended March 31, 2005 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates that approximately $1.9 million of net deferred loss will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2005	2004

Net Income	$12,975	$6,487

Interest rate swap adjustment	11,278	(2,858)
Foreign currency translation adjustment	(227)	(170)

Comprehensive income	$24,026	$3,459

12.	INCOME TAXES

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

For the three months ended March 31, 2005, the overall effective tax rate of 46.4% differed from the U.S. statutory rate due primarily to the state and local taxes, losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and, beginning April 1, 2004, the consolidation of Thrifty National Ad’s operating results into the Company’s operating results due to the adoption of FIN 46(R). Thrifty National Ad files its tax returns under the provisions applicable to a trust, thus, there is no income tax effect for its profits and losses.

13.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. During the three months ended March 31, 2005, the Company repurchased 374,100 shares at an average price of $31.81 per share, totaling $11.9 million. Since the stock repurchase program began in 2003, the Company has repurchased 1,244,400 shares at an average price of $27.41 per share, totaling $34.1 million, all of which were made in open market transactions.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of March 31, 2005, there were no guarantees outstanding.

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

15.	NEW ACCOUNTING STANDARDS

Beginning January 1, 2005, the Company adopted the provisions of EITF 04-1. EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 2 and 7).

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

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in Accounting Principles Board Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the “modified prospective” method under SFAS No. 123(R) as required on January 1, 2006 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

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

16.	SUBSEQUENT EVENTS

On April 5, 2005, a bank line of credit for vehicles was renewed for another year and increased from $97 million to $100 million.

On April 21, 2005, RCFC issued $400 million of five-year asset backed notes (the “2005 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2005 Series Notes consist of $110 million 4.59% fixed rate notes and $290 million floating rate notes at LIBOR plus 0.17%. In conjunction with the issuance of the 2005 Series Notes, the Company also entered into interest rate swap agreements to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate.

The Company acquired the operations of the Thrifty franchisees in New Orleans, Louisiana effective April 29, 2005 and in Baton Rouge, Louisiana effective May 1, 2005.

Effective May 1, 2005, the Company is no longer participating as a supplier in the preferred partner program with Expedia, Inc. ("Expedia"), a third party Internet provider from whom the Company receives reservations. However, the Company continues to participate as a supplier on the Expedia Web site.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months
	Ended March 31,

	2005	2004

	(Percentage of Revenue)
Revenues:
Vehicle rentals	91.3%	88.8%
Vehicle leasing	4.2	5.9
Fees and services	3.6	4.1
Other	0.9	1.2

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	55.6	52.4
Vehicle depreciation and lease charges, net	15.6	23.2
Selling, general and administrative	16.0	15.9
Interest expense, net of interest income	5.7	6.4

Total costs and expenses	92.9	97.9

Income before income taxes	7.1	2.1

Income tax expense	3.3	1.2

Income before cumulative effect of a change in accounting principle	3.8	0.9

Cumulative effect of a change in accounting principle	0.0	1.3

Net income	3.8%	2.2%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2005	2004	Change

U.S. and Canada

(Company-Owned Stores)
Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	102,024	84,849	20.2%
Number of rental days	7,736,465	6,685,376	15.7%
Vehicle utilization	84.3%	86.6%	(2.3) p.p.
Average revenue per day	$40.45	$39.69	1.9%
Monthly average revenue per vehicle	$1,022	$1,042	(1.9%	)

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	90,592	84,849	6.8%
Number of rental days	6,819,011	6,685,376	2.0%

Vehicle Leasing Data:

Average number of vehicles leased	11,558	15,888	(27.3%	)
Monthly average revenue per vehicle	$419	$373	12.3%

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

During the first quarter of 2005, business and leisure travel improved, which has resulted in an increase in rental demand. The Company achieved strong revenue growth largely from volume related to franchise acquisitions and to higher revenue per day. Revenue growth combined with lower vehicle costs resulted in higher profits in the first quarter of 2005 as compared to last year’s first quarter.

Operating Results

The Company had income of $24.2 million before income taxes for the first quarter of 2005, as compared to income before income taxes and cumulative effect of a change in accounting principle of $6.2 million in the first quarter of 2004. The cumulative effect of the change in accounting principle in the first quarter of 2004 was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, by the Company effective March 31, 2004.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$313.0	$265.3	$47.7	17.9%
Vehicle leasing	14.5	17.8	(3.3)	(18.2%	)
Fees and services	12.3	12.1	0.2	1.2%
Other	3.0	3.5	(0.5)	(12.0%	)

Total revenues	$342.8	$298.7	$44.1	14.8%

Vehicle rental metrics:
Number of rental days	7,736,465	6,685,376	1,051,089	15.7%
Average revenue per day	$40.45	$39.69	$0.76	1.9%

Vehicle leasing metrics:
Average number of vehicles leased	11,558	15,888	(4,330)	(27.3%	)
Average monthly lease revenue per unit	$419	$373	$46	12.3%

Vehicle rental revenue for the first quarter of 2005 increased 17.9%, due to a 15.7% increase in rental days totaling $41.8 million and 1.9% increase in revenue per day totaling $5.9 million. Vehicle rental revenue grew by 13.1% due to 2004 franchisee acquisitions that had not yet annualized, 2005 franchisee acquisitions and greenfield locations and by 4.8% from same store growth.

Vehicle leasing revenue for the first quarter of 2005 decreased 18.2%, due to a 27.3% decrease in the average lease fleet totaling $4.9 million, partially offset by a 12.3% increase in the average lease rate totaling $1.6 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue increased 1.2%, due to additional revenues associated with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”), which were $1.6 million in the first quarter of 2005. The Company adopted FIN 46(R) as of March 31, 2004 and began consolidating the results of Thrifty National Ad for the second quarter of 2004. This increase in fees and services revenue was primarily offset by lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$190.7	$156.6	$34.1	21.8%
Vehicle depreciation and lease charges, net	53.6	69.2	(15.6)	(22.6%	)
Selling, general and administrative	54.8	47.5	7.3	15.4%
Interest expense, net of interest income	19.5	19.2	0.3	1.5%

Total expenses	$318.6	$292.5	$26.1	8.9%

Direct vehicle and operating expenses for the first quarter of 2005 increased $34.1 million, primarily due to higher fleet and transaction levels resulting from the operation of additional corporate stores. Personnel related expenses increased by $11.1 million, facility and airport concession expenses by $8.8 million, vehicle related costs by $8.6 million and commissions by $1.6 million. Direct vehicle and operating expenses were 55.6% of revenue for the first quarter of 2005, compared to 52.4% in the first quarter of 2004.

Net vehicle depreciation and lease charges for the first quarter of 2005 decreased $15.6 million, which includes net vehicle gains from the disposition of non-program vehicles. Net vehicle gains were $16.4 million for the first quarter of 2005 compared to $2.8 million for the first quarter of 2004, due to lower acquisition costs and to a strong used car market. Due to the favorable used car market, the Company accelerated vehicle sales to the first quarter and experienced significant improvement in gains on disposal. Lease charges, for vehicles leased from third parties, decreased $1.0 million due to a decrease in the number of vehicles leased during the first quarter of 2005 and vehicle depreciation expenses decreased $1.0 million due to a 13.7% decrease in average depreciation rate, partially offset by a 14.1% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 15.6% of revenue for the first quarter of 2005, compared to 23.2% in the first quarter of 2004.

Selling, general and administrative expenses for the first quarter of 2005 increased $7.3 million. The increase was due primarily to a $1.9 million increase in personnel related costs and a $1.6 million increase in sales and marketing costs that are primarily attributable to the increase in transaction volume and to an increase of $2.4 million in expenses related to performance based compensation plans. Additionally, costs associated with Thrifty National Ad in the first quarter of 2005 totaling $1.8 million are included in the Company’s consolidated results due to the adoption of FIN 46(R) as of March 31, 2004 and contributed to the increase. Selling, general and administrative expenses were 16.0% of revenue for the first quarter of 2005, compared to 15.9% in the first quarter of 2004.

Net interest expense for the first quarter of 2005 increased $0.3 million due to higher average vehicle debt, partially offset by a decrease in the effective interest rate. Net interest expense was 5.7% of revenue for the first quarter of 2005, compared to 6.4% in the first quarter of 2004.

The income tax provision for the first quarter of 2005 was $11.2 million. The effective income tax rate for the first quarter was 46.4% compared to 55.4% for the first quarter of 2004. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 and 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects continued growth in travel during 2005. Airline passenger enplanements, a key driver of vehicle rental demand, have increased from prior year levels. Industry vehicle rental pricing continues to be weak due to highly competitive conditions. The used car market is expected to remain strong throughout 2005, which will provide opportunities to lower the Company's vehicle costs in the near term. However, upon replacing the existing fleet later in 2005 with new model year vehicles, the Company expects to experience higher vehicle holding costs due to vehicle manufacturers constraining new vehicle sales to the car rental industry.

Effective May 1, 2005, the Company is no longer participating as a supplier in the preferred partner program with Expedia, Inc. ("Expedia"), a third party Internet provider from whom the Company receives reservations. However, the Company continues to participate as a supplier on the Expedia Web site. This change may result in reduced volumes from this reservation channel and overall lower revenues if the Company is unable to increase reservation volume from other channels. For the full year of 2004, Expedia-generated rentals represented approximately seven percent of the Company's total revenue and approximately 11 percent of the Company's non-tour reservations.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, franchisee acquisitions, share repurchases and for working capital. The Company uses letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $89.9 million for the three months ended March 31, 2005 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $22.5 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.4 billion, partially offset by $1.0 billion in proceeds from the sale of used revenue-earning vehicles and the reduction in restricted cash and investments of $0.4 billion during the three months ended March 31, 2005, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $103.4 million at March 31, 2005, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $5.8 million. These expenditures consist primarily of airport rental facility improvements and investments in information technology equipment and systems. The Company also used $2.8 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash used in financing activities was $88.3 million primarily due to the maturity of asset backed notes totaling $123.3 million, an $8.0 million net decrease in commercial paper and share repurchases totaling $11.9 million under the share repurchase program, partially offset by a $25.0 million increase in the Conduit Facility, a $21.0 million increase in other vehicle debt and stock options exercises totaling $8.9 million.

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At March 31, 2005, the insurance companies had issued approximately $44.7 million in bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at March 31, 2005 was comprised of $1.59 billion in asset backed notes with maturities ranging from 2005 to 2008. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.43 billion bear interest at fixed rates ranging from 3.64% to 6.70%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $157.0 million bear interest at floating rates ranging from LIBOR plus 0.64% to LIBOR plus 1.05%. On April 21, 2005, RCFC issued an additional $400 million of five-year asset backed notes consisting of $110 million of 4.59% fixed rate notes and $290 million of floating rate notes at LIBOR plus 0.17%. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate.

Conduit Facility

Effective March 30, 2005, the Conduit Facility was renewed for another 364-day period and increased to $375 million from $350 million.

Commercial Paper Program and Liquidity Facility

On March 30, 2005, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $640 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At March 31, 2005, the Company had $147.5 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $407.7 million in capacity at March 31, 2005. The Company had $195.6 million in borrowings outstanding under these lines at March 31, 2005. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $235 million funded through a bank commercial paper conduit which expires December 31, 2005. DTG Canada is currently in the process of extending and renewing this program. At March 31, 2005, DTG Canada had approximately CND $132.8 million (US $109.7 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of March 31, 2005, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $149.9 million and no working capital borrowings at March 31, 2005.

New Accounting Standards

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 2 and 7).

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in Accounting Principles Board Opinion 25 and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005 and the Company expects to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company plans to adopt the modified prospective method under SFAS No. 123(R) as required on January 1, 2006 and does not anticipate the adoption to have a material effect on the consolidated financial statements of the Company.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2005, a 50 basis point fluctuation in interest rates would have an approximate $5.0 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2005, cash and cash equivalents totaled $183.5 million and restricted cash and investments totaled $103.4 million. The Company estimates that, for 2005, approximately 40% of its average debt will bear interest at floating rates.

At March 31, 2005, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2004, which is included under Item 7A of the Company’s most recent Form 10-K.

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

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2005 - January 31, 2005	-	$-	-	$77,794,000

February 1, 2005 - February 28, 2005	99,200	$30.35	99,200	$74,783,000

March 1, 2005 - March 31, 2005	274,900	$32.33	274,900	$65,894,000

Total	374,100		374,100

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. All share repurchases through March 31, 2005 have been made in open market transactions.

ITEM 6.	EXHIBITS
15.16	Letter from Deloitte & Touche LLP regarding interim financial information
31.17	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.18	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.17	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.18	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 6, 2005	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

May 6, 2005	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer