Form 10-Q
period 2005-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2005-08-09
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended June 30, 2005

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

     The number of shares outstanding of the registrant’s Common Stock as of July 29, 2005 was 25,377,089.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

FORM 10-Q

CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	27

ITEM 4. CONTROLS AND PROCEDURES	28

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	28

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	29

ITEM 6. EXHIBITS	30

SIGNATURES	31

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements, which opinion includes an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 9, 2005

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2005	2004	2005	2004

REVENUES:
Vehicle rentals	$335,562	$317,040	$648,515	$582,385
Vehicle leasing	15,311	20,709	29,837	38,477
Fees and services	12,454	14,949	24,730	27,083
Other	4,349	2,242	7,394	5,703

Total revenues	367,676	354,940	710,476	653,648

COSTS AND EXPENSES:
Direct vehicle and operating	209,934	180,083	400,611	336,648
Vehicle depreciation and lease charges, net	54,236	64,785	107,823	133,984
Selling, general and administrative	60,129	56,253	114,984	103,800
Interest expense, net of interest income	23,518	23,038	43,012	42,247

Total costs and expenses	347,817	324,159	666,430	616,679

INCOME BEFORE INCOME TAXES	19,859	30,781	44,046	36,969

INCOME TAX EXPENSE	8,513	12,873	19,725	16,304

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	11,346	17,908	24,321	20,665

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	-	3,730

NET INCOME	$11,346	$17,908	$24,321	$24,395

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.45	$0.72	$0.97	$0.83
Cumulative effect of a change in accounting principle	-	-	-	0.15

Net income	$0.45	$0.72	$0.97	$0.98

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.43	$0.68	$0.92	$0.79
Cumulative effect of a change in accounting principle	-	-	-	0.14

Net income	$0.43	$0.68	$0.92	$0.93

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash and cash equivalents	$184,809	$204,453
Restricted cash and investments	102,067	455,215
Receivables, net	215,516	194,552
Prepaid expenses and other assets	102,674	90,030
Revenue-earning vehicles, net	3,051,966	2,267,982
Property and equipment, net	106,971	105,335
Income taxes receivable	2,472	3,757
Software and other intangible assets, net	22,944	20,020
Goodwill	279,834	279,907

	$4,069,253	$3,621,251

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$101,422	$63,109
Accrued liabilities	152,812	163,214
Deferred income tax liability	219,897	202,857
Public liability and property damage	101,741	88,176
Vehicle debt and obligations	2,856,513	2,500,426

Total liabilities	3,432,385	3,017,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 26,900,190 and 25,910,030 issued, respectively, and 25,367,390 and 25,039,730 outstanding, respectively	269	259
Additional capital	773,362	748,261
Accumulated deficit	(95,836)	(120,157)
Accumulated other comprehensive income (loss)	3,184	(2,688)
Treasury stock, at cost (1,532,800 and 870,300 shares, respectively)	(44,111)	(22,206)

Total stockholders’ equity	636,868	603,469

	$4,069,253	$3,621,251

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,321	$24,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	136,218	139,368
Non-vehicle depreciation	10,055	8,432
Net gains from disposition of revenue-earning vehicles	(32,752)	(12,983)
Amortization	2,766	2,798
Performance share incentive plan	2,604	1,753
Provision for losses on receivables	1,308	1,288
Deferred income taxes	18,832	14,360
Change in assets and liabilities, net of acquisitions:
Income taxes receivable	1,285	-
Receivables	(21,166)	(10,522)
Prepaid expenses and other assets	(6,985)	(8,989)
Accounts payable and accrued liabilities	38,559	22,622
Public liability and property damage	13,565	10,823
Other	(344)	(66)

Net cash provided by operating activities	188,266	193,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,620,553)	(2,296,359)
Proceeds from sales	1,732,007	1,471,402
Net change in restricted cash and investments	353,148	466,089
Property, equipment and software:
Purchases	(15,592)	(11,142)
Proceeds from sales	767	25
Acquisition of businesses, net of cash acquired	(3,451)	(45,897)

Net cash used in investing activities	(553,674)	(415,882)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	2,128,067	3,582,150
Payments	(1,771,935)	(3,401,733)
Issuance of common shares	16,705	7,863
Purchase of common stock for the treasury	(21,905)	(7,564)
Financing issue costs	(5,168)	(9,240)

Net cash provided by financing activities	345,764	171,476

CHANGE IN CASH AND CASH EQUIVALENTS	(19,644)	(51,127)

CASH AND CASH EQUIVALENTS:
Beginning of period	204,453	192,006

End of period	$184,809	$140,879

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$1,106	$7,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to (from) taxing authorities	$(376)	$1,941

Interest	$44,692	$42,468

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

During the six months ended June 30, 2005, the Company acquired certain assets and assumed certain liabilities relating to nine locations from former Thrifty franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida; San Jose, California and Baton Rouge and New Orleans, Louisiana. Total cash paid during the six months ended June 30, 2005, net of cash acquired for acquisitions, was $3.5 million.

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. For the six months ended June 30, 2005, the Company recognized an unamortized intangible asset for reacquired franchise rights totaling $2.3 million (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months and six months ended June 30, 2005, are included in the condensed consolidated statements of income of the Company.

3.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Depreciation of revenue-earning vehicles, net	$52,195	$60,468	$103,466	$126,385
Rents paid for vehicles leased	2,041	4,317	4,357	7,599

	$54,236	$64,785	$107,823	$133,984

4.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Income before cumulative effect of a change in accounting principle	$11,346	$17,908	$24,321	$20,665

Basic EPS:
Weighted average common shares	25,061,135	25,045,211	25,055,929	24,999,251

Basic EPS	$0.45	$0.72	$0.97	$0.83

Diluted EPS:
Weighted average common shares	25,061,135	25,045,211	25,055,929	24,999,251

Shares contingently issuable:
Stock options	369,338	452,540	410,874	463,701
Performance awards	703,145	578,787	596,728	557,229
Shares held for compensation plans	182,424	173,030	180,522	180,250
Director compensation shares deferred	136,949	102,639	135,182	100,558

Shares applicable to diluted	26,452,991	26,352,207	26,379,235	26,300,989

Diluted EPS	$0.43	$0.68	$0.92	$0.79

For the three months and six months ended June 30, 2005 and 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

5.	STOCK-BASED COMPENSATION

Beginning January 1, 2003, the Company accounted for stock-based compensation plans using the fair value-based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected the prospective treatment option, which requires recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” ("SFAS No. 148"), an amendment of SFAS No. 123. Compensation cost for stock options and performance share and restricted stock awards is recognized based on the fair value of the awards granted at the grant date.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, using the Black-Scholes option valuation model for each of the 2004 periods presented (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Net income, as reported	$17,908	$24,395

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	986	1,051

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(1,058)	(1,194)

Pro forma net income	$17,836	$24,252

Earnings per share:
Basic, as reported	$0.72	$0.98

Basic, pro forma	$0.71	$0.97

Diluted, as reported	$0.68	$0.93

Diluted, pro forma	$0.68	$0.92

At the end of 2004, all stock options became fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based methods of SFAS No. 123 had been applied is not presented for the three months and six months ended June 30, 2005. All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 for the 2005 and 2004 periods.

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to the 2002 stock option awards included in the pro forma results presented in the table above were as follows: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

The Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (Note 15).

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Trade accounts receivable	$111,236	$103,269
Notes receivable	1,486	1,910
Financing receivables, net	4,367	5,035
Due from DaimlerChrysler	60,398	88,110
Fair value of interest rate swap	1,473	-
Other vehicle manufacturer receivables	52,118	12,371

	231,078	210,695
Less: Allowance for doubtful accounts	(15,562)	(16,143)

	$215,516	$194,552

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

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Amortized intangible assets
Software and other intangible assets	$48,507	$44,867
Less accumulated amortization	(27,849)	(24,847)

	20,658	20,020
Unamortized intangible assets
Reacquired franchise rights	2,286	-

Total software and other intangible assets	$22,944	$20,020

As discussed in Note 2, the Company adopted the provisions of EITF 04-1 on January 1, 2005. In applying the provisions of EITF 04-1 to the acquisitions completed during the six months ended June 30, 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2005, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$279,907
Goodwill through acquisitions or purchase price adjustments during the year	64
Effect of change in rates used for foreign currency translation	(137)

Balance as of June 30, 2005	$279,834

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of June 30, 2005 and December 31, 2004 consist of the following

(in thousands):

	June 30,	December 31,
	2005	2004

Asset backed notes:
2005 Series notes	$400,000	$-
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2002 Series notes	116,666	350,000
2001 Series notes	350,000	350,000
1999 Series notes	-	26,667
1997 Series notes	34,815	110,548

	1,776,481	1,712,215
Discounts on asset backed notes	(46)	(1)

Asset backed notes, net of discount	1,776,435	1,712,214
Conduit facility	375,000	350,000
Commercial paper, net of discount of $1,218 and $467	387,764	155,573
Other vehicle debt	182,170	174,594
Limited partner interest in limited partnership	135,144	108,045

Total vehicle debt and obligations	$2,856,513	$2,500,426

On March 30, 2005, the Company renewed its Variable Funding Note Purchase Facility (the "Conduit Facility") for another 364-day period and increased the capacity from $350 million to $375 million.

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

On June 21, 2005, DTG Canada (the "General Partner") renewed its existing partnership agreement (the "Partnership Agreement") with an unrelated bank's conduit (the "Limited Partner") and increased the maximum available funding to CND $300 million (approximately US $245 million). The Partnership Agreement expires on May 31, 2010.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. The Company has entered into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2005, to convert variable interest rates on a total of $1.5 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2010, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which were assets, included in receivables, of approximately $1.5 million at June 30, 2005, and were liabilities, included in accrued liabilities, of approximately $8.8 million at December 31, 2004. The Company recorded the related income of $6.3 million, which is net of income taxes, in total comprehensive income for the six-month period ended June 30, 2005 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates that approximately $1.1 million of net deferred loss will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Net income	$11,346	$17,908	$24,321	$24,395

Interest rate swap adjustment	(4,999)	15,250	6,279	12,392
Foreign currency translation adjustment	(180)	(248)	(407)	(418)

Comprehensive income	$6,167	$32,910	$30,193	$36,369

12.	INCOME TAXES

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

For the three months and six months ended June 30, 2005, the effective tax rate of 42.9% and 44.8%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes, losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and, beginning April 1, 2004, the consolidation of Thrifty National Ad’s operating results into the Company’s operating results due to the adoption of FIN 46(R). Thrifty National Ad files its tax returns under the provisions applicable to a trust, thus, there is no income tax effect for its profits and losses.

13.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company's shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. During the six months ended June 30, 2005, the Company repurchased 662,500 shares under its $100 million share repurchase program at an average price of $33.06 per share, totaling $21.9 million. Since the stock repurchase program began in 2003, the Company has repurchased 1,532,800 shares at an average price of $28.78 per share, totaling $44.1 million, all of which were made in open market transactions.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of June 30, 2005, there were no guarantees outstanding.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," as amended in December 2003, which is now referred to as FIN 46(R). FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad was consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

16.	SUBSEQUENT EVENTS

On July 8, 2005, an existing bank line of credit for vehicles was increased from $100 million to $136 million.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2005	2004	2005	2004

REVENUES:
Vehicle rentals	91.3%	89.3%	91.3%	89.1%
Vehicle leasing	4.2	5.8	4.2	5.9
Fees and services	3.4	4.2	3.5	4.1
Other	1.1	0.7	1.0	0.9

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	57.1	50.7	56.4	51.5
Vehicle depreciation and lease charges, net	14.8	18.3	15.2	20.5
Selling, general and administrative	16.3	15.8	16.2	15.9
Interest expense, net of interest income	6.4	6.5	6.0	6.4

Total costs and expenses	94.6	91.3	93.8	94.3

INCOME BEFORE INCOME TAXES	5.4	8.7	6.2	5.7

INCOME TAX EXPENSE	2.3	3.7	2.8	2.5

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	3.1	5.0	3.4	3.2

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	0.0	0.0	0.0	0.5

NET INCOME	3.1%	5.0%	3.4%	3.7%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2005	2004	Change		2005	2004	Change

(Company-Owned Stores) Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	114,913	103,775	10.7%		108,504	94,312	15.0%
Number of rental days	8,778,176	8,068,147	8.8%		16,514,641	14,753,523	11.9%
Vehicle utilization	83.9%	85.4%	(1.5)p.p.		84.1%	86.0%	(1.9)p.p.
Average revenue per day	$38.23	$39.30	(2.7%	)	$39.27	$39.47	(0.5%	)
Monthly average revenue per vehicle	$973	$1,018	(4.4%	)	$996	$1,029	(3.2%	)

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	106,578	103,775	2.7%		98,629	94,312	4.6%
Number of rental days	8,109,429	8,068,147	0.5%		14,928,440	14,753,523	1.2%

Vehicle Leasing Data:

Average number of vehicles leased	12,288	17,988	(31.7%	)	11,925	16,938	(29.6%	)
Monthly average revenue per vehicle	$415	$384	8.1%		$417	$379	10.0%

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

During the three months ended June 30, 2005, business and leisure travel improved, which has resulted in an increase in industry rental demand; however, the Company’s growth was negatively impacted by its decision to change to non-preferred status with Expedia. Additionally, revenue per day declined by 2.7% due to highly competitive industry conditions. The Company’s revenue growth achieved during the quarter related primarily to volume resulting from franchise acquisitions.

Operating Results

The Company had income of $19.9 million before income taxes for the second quarter of 2005, as compared to $30.8 million in the second quarter of 2004. The operating results for the second quarter of 2005 were negatively impacted by lower revenue per day and higher direct vehicle and operating costs.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$335.6	$317.1	$18.5	5.8%
Vehicle leasing	15.3	20.7	(5.4)	(26.1%	)
Fees and services	12.5	15.0	(2.5)	(16.7%	)
Other	4.3	2.2	2.1	94.0%

Total revenues	$367.7	$355.0	$12.7	3.6%

Vehicle rental metrics:
Number of rental days	8,778,176	8,068,147	710,029	8.8%
Average revenue per day	$38.23	$39.30	$(1.07)	(2.7%	)

Vehicle leasing metrics:
Average number of vehicles leased	12,288	17,988	(5,700)	(31.7%	)
Average monthly lease revenue per unit	$415	$384	$31	8.1%

Vehicle rental revenue for the second quarter of 2005 increased 5.8%, due to an 8.8% increase in rental days totaling $27.7 million, partially offset by a 2.7% decrease in revenue per day totaling $9.2 million. Vehicle rental revenue grew by 7.3% due to franchisee acquisitions that had not yet annualized and greenfield locations, partially offset by a 1.5% decrease in same store revenue.

Vehicle leasing revenue for the second quarter of 2005 decreased 26.1%, due to a 31.7% decrease in the average lease fleet totaling $6.5 million, partially offset by an 8.1% increase in the average lease rate totaling $1.1 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 16.7%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Other revenue increased by $2.1 million primarily due to an increase in the market value of investments in the Company’s deferred compensation and retirement plans of $1.0 million in the second quarter of 2005. The revenue is attributable to mark to market valuation of the corresponding investments and is offset by a corresponding amount in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$209.9	$180.1	$29.8	16.6%
Vehicle depreciation and lease charges, net	54.2	64.8	(10.6)	(16.3%	)
Selling, general and administrative	60.2	56.3	3.9	6.9%
Interest expense, net of interest income	23.5	23.0	0.5	2.1%

Total expenses	$347.8	$324.2	$23.6	7.3%

Direct vehicle and operating expenses for the second quarter of 2005 increased $29.8 million due to higher fleet and transaction levels and to cost increases. This overall increase is comprised primarily of increases in vehicle related costs of $13.7 million, personnel related expenses of $9.4 million, facility and airport concession expenses of $4.7 million and commissions of $0.3 million. Direct vehicle and operating expenses were 57.1% of revenue for the second quarter of 2005, compared to 50.7% in the second quarter of 2004.

Net vehicle depreciation and lease charges for the second quarter of 2005 decreased $10.6 million, which includes net vehicle gains from the disposition of non-program vehicles. Net vehicle gains were $16.4 million for the second quarter of 2005 compared to $10.2 million for the second quarter of 2004, due to a higher level of non-program vehicles in 2005, lower acquisition costs and to a strong used car market. Lease charges, for vehicles leased from third parties, decreased $2.3 million due to a decrease in the number of vehicles leased. Vehicle depreciation expenses decreased $2.1 million due to an 8.6% decrease in average depreciation rate, partially offset by a 6.2% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 14.8% of revenue for the second quarter of 2005, compared to 18.3% in the second quarter of 2004.

Selling, general and administrative expenses for the second quarter of 2005 increased $3.9 million due to a $2.3 million increase in personnel related costs and a $0.9 million increase in sales and marketing costs primarily attributable to the increase in transaction volume. Additionally, the market value of investments in the Company’s deferred compensation and retirement plans increased $1.0 million in the second quarter of 2005, which is offset in other revenue. Selling, general and administrative expenses were 16.3% of revenue for the second quarter of 2005, compared to 15.8% in the second quarter of 2004.

Net interest expense for the second quarter of 2005 increased $0.5 million due to an increase in average vehicle debt, partially offset by a decrease in the effective interest rate. Net interest expense was 6.4% of revenue for the second quarter of 2005, compared to 6.5% in the second quarter of 2004.

The income tax provision for the second quarter of 2005 was $8.5 million. The effective income tax rate for the second quarter of 2005 was 42.9% compared to 41.8% for the second quarter of 2004. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 and 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

During the first half of 2005, business and leisure travel improved, which has resulted in an increase in rental demand. The Company achieved revenue growth largely from volume related to franchise acquisitions, although revenue per day declined by 0.5% due to highly competitive industry conditions. The revenue growth combined with lower vehicle costs resulted in higher profits in the first half of 2005 as compared to the first half of 2004.

Operating Results

The Company had income of $44.0 million before income taxes for the first half of 2005, as compared to income before income taxes and cumulative effect of a change in accounting principle of $37.0 million in the first half of 2004. The cumulative effect of the change in accounting principle recorded in the first quarter of 2004 was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, by the Company effective March 31, 2004.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$648.5	$582.4	$66.1	11.4%
Vehicle leasing	29.8	38.5	(8.7)	(22.5%	)
Fees and services	24.8	27.1	(2.3)	(8.7%	)
Other	7.4	5.7	1.7	29.7%

Total revenues	$710.5	$653.7	$56.8	8.7%

Vehicle rental metrics:
Number of rental days	16,514,641	14,753,523	1,761,118	11.9%
Average revenue per day	$39.27	$39.47	$(0.20)	(0.5%	)

Vehicle leasing metrics:
Average number of vehicles leased	11,925	16,938	(5,013)	(29.6%	)
Average monthly lease revenue per unit	$417	$379	$38	10.0%

Vehicle rental revenue for the first half of 2005 increased 11.4%, due to an 11.9% increase in rental days totaling $69.4 million, partially offset by a 0.5% decrease in revenue per day totaling $3.3 million. Vehicle rental revenue grew by 10.0% due to franchisee acquisitions that had not yet annualized and greenfield locations and by 1.4% from same store revenue.

Vehicle leasing revenue for the first half of 2005 decreased 22.5%, due to a 29.6% decrease in the average lease fleet totaling $11.4 million, partially offset by a 10.0% increase in the average lease rate totaling $2.7 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 8.7% due to lower revenues received from franchisees as the result of a shift of several locations from franchised operations to corporate operations. This decrease was partially offset by $1.6 million of additional fees and services revenue related to the first quarter of 2005 impact of consolidating Thrifty National Ad beginning April 1, 2004.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$400.6	$336.7	$63.9	19.0%
Vehicle depreciation and lease charges, net	107.8	134.0	(26.2)	(19.5%	)
Selling, general and administrative	115.0	103.8	11.2	10.8%
Interest expense, net of interest income	43.0	42.2	0.8	1.8%

Total expenses	$666.4	$616.7	$49.7	8.1%

Direct vehicle and operating expenses for the first half of 2005 increased $63.9 million due to higher fleet and transaction levels and to cost increases. This overall increase is comprised primarily of increases in vehicle related costs of $22.3 million, personnel related expenses of $20.5 million, facility and airport concession expenses of $13.5 million and commissions of $1.9 million. Direct vehicle and operating expenses were 56.4% of revenue for the first half of 2005, compared to 51.5% in the first half of 2004.

Net vehicle depreciation and lease charges for the first half of 2005 decreased $26.2 million, which includes net vehicle gains from the disposition of non-program vehicles. Net vehicle gains were $32.8 million for the first half of 2005 compared to $13.0 million for the first half of 2004, due to a higher level of non-program vehicles in 2005, lower acquisition costs and to a strong used car market. Lease charges, for vehicles leased from third parties, decreased $3.2 million due to a decrease in the number of vehicles leased. Vehicle depreciation expenses decreased $3.2 million due to an 11.0% decrease in average depreciation rate, partially offset by a 9.8% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 15.2% of revenue for the first half of 2005, compared to 20.5% in the first half of 2004.

Selling, general and administrative expenses for the first half of 2005 increased $11.2 million due to a $4.2 million increase in personnel related costs and a $2.5 million increase in sales and marketing costs primarily attributable to the increase in transaction volume. Additionally, expenses related to performance based compensation plans increased $1.7 million. The first half of 2005 results include $1.8 million of additional cost relating to the consolidation of Thrifty National Ad beginning April 1, 2004. Selling, general and administrative expenses were 16.2% of revenue for the first half of 2005, compared to 15.9% in the first half of 2004.

Net interest expense for the first half of 2005 increased $0.8 million due to an increase in average vehicle debt, partially offset by a decrease in the effective interest rate. Net interest expense was 6.0% of revenue for the first half of 2005, compared to 6.4% in the first half of 2004.

The income tax provision for the first half of 2005 was $19.7 million. The effective income tax rate for the first half of 2005 was 44.8% compared to 44.1% for the first half of 2004. This increase in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 and 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects continued growth in travel during 2005. Airline passenger enplanements, a key driver of vehicle rental demand, have increased from prior year levels. Industry vehicle rental pricing continues to be highly competitive, although early third quarter year over year trends are better than the second quarter. The Company expects vehicle manufacturers will reduce vehicle sales to the rental car industry for the 2006 model year and will increase industry vehicle costs. These cost increases would begin to impact the industry in the fourth quarter of 2005 with a more significant impact in 2006.

Effective May 1, 2005, the Company decided to no longer participate as a supplier in the preferred partner program with Expedia, a third party Internet provider from whom the Company receives reservations, which has resulted in a significant reduction in reservations from this provider. The Company has since made significant progress in increasing the number of reservations from its lower cost reservation channels, particularly its two branded Web sites, dollar.com and thrifty.com. For the full year of 2004, Expedia-generated rentals represented approximately seven percent of the Company’s total revenue and approximately 11 percent of the Company’s non-tour reservations.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, share repurchases and for working capital. The Company uses letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $188.3 million for the six months ended June 30, 2005, was primarily the result of net income, adjusted for depreciation. The liquidity necessary for purchasing vehicles was primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $553.7 million during the six months ended June 30, 2005. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.6 billion, partially offset by $1.7 billion in proceeds from the sale of used revenue-earning vehicles and the reduction in restricted cash and investments of $0.4 billion during the six months ended June 30, 2005, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $102.1 million at June 30, 2005, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-

vehicle capital expenditures of $15.6 million during the first half of 2005. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $3.5 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions during the first half of 2005. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $345.8 million for the six months ended June 30, 2005 primarily due to the issuance of an additional $400.0 million in asset backed notes, a $232.2 million net increase in commercial paper, a $25.0 million increase in the Conduit Facility, a $34.7 million increase in all other vehicle debt categories and stock options exercises totaling $16.7 million. These increases were partially offset by the maturity of asset backed notes totaling $335.8 million and share repurchases totaling $21.9 million under the share repurchase program.

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At June 30, 2005, the insurance companies had issued $45.3 million in bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at June 30, 2005 was comprised of $1.78 billion in asset backed notes with maturities ranging from 2005 to 2010. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.61 billion bear interest at fixed rates ranging from 3.64% to 6.70%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $169 million bear interest at floating rates ranging from LIBOR plus 0.17% to LIBOR plus 1.05%. On April 21, 2005, RCFC issued an additional $400 million of floating rate asset backed notes with a term of five years. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate.

Conduit Facility

Effective March 30, 2005, the Conduit Facility was renewed for another 364-day period and increased to $375 million from $350 million.

Commercial Paper Program and Liquidity Facility

On March 30, 2005, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $640 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At June 30, 2005, the Company had $387.8 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $390.0 million in capacity at June 30, 2005. The Company had $182.2 million in borrowings outstanding under these lines at June 30, 2005. All lines of credit are collateralized by the related vehicles. On July 8, 2005, an existing bank line of credit was increased by $36 million, thus, increasing the overall capacity provided on these lines.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing funded through a bank commercial paper conduit. On June 21, 2005, the Company renewed the Canadian fleet securitization program to May 31, 2010 and increased the capacity from CND $235 million to CND $300 million. At June 30, 2005, DTG Canada had approximately CND $165.5 million (US $135.1 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of June 30, 2005, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $155.8 million and no working capital borrowings at June 30, 2005.

New Accounting Standards

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 2 and 7).

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment” ("SFAS No. 123(R)”), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123”). This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

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

The Company had previously adopted the provisions of SFAS No. 123 beginning January 1, 2003 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation and electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities," as amended in December 2003, which is now referred to as FIN 46(R). FIN 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad was consolidated in the Company’s financial statements for the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s condensed consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN 46(R) definition of a business; however, the Company did not provide more than half of each franchisees’ equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN 46(R) and are not required to be consolidated into the Company’s financial statements.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2005, a 50 basis point fluctuation in interest rates would have an approximate $6.0 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2005, cash and cash equivalents totaled $184.8 million and restricted cash and investments totaled $102.1 million. The Company estimates that, for 2005, approximately 45% of its average debt will bear interest at floating rates.

At June 30, 2005, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2004, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 9 to the condensed consolidated financial statements.

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

There has been no change in the Company's internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2005 - April 30, 2005	95,000	$33.29	95,000	$62,732,000

May 1, 2005 - May 31, 2005	142,400	$34.71	142,400	$57,790,000

June 1, 2005 - June 30, 2005	51,000	$37.27	51,000	$55,889,000

Total	288,400		288,400

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. All share repurchases through June 30, 2005 have been made in open market transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]

On May 20, 2005, the 2005 Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

[b]

The Company’s stockholders elected Molly Shi Boren, Thomas P. Capo, Maryann N. Keller, The Hon. Edward C. Lumley, Gary L. Paxton, John C. Pope, John P. Tierney and Edward L. Wax to serve as directors of the Company until the next Annual Meeting of Stockholders or until their successors have been duly elected and shall qualify.

[c]	The votes cast by the Company’s stockholders for the election of directors listed in paragraph (b), as determined by the final report of the inspectors, are set forth below:

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Molly Shi Boren	24,576,809	55,587
Thomas P. Capo	24,580,617	51,779
Maryann N. Keller	24,566,648	65,748
The Hon. Edward C. Lumley	23,760,876	871,520
Gary L. Paxton	24,581,108	51,288
John C. Pope	24,367,339	265,057
John P. Tierney	24,578,425	53,971
Edward L. Wax	24,578,158	54,238

The Company’s stockholders voted on the following proposals:

Proposal 1 – Election of Directors. See paragraphs (b) and (c) above.

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2005 year. A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2005 was adopted, with 24,141,541 votes cast for, 481,401 votes cast against and 9,454 votes withheld.

Proposal 3 – Approval of the Amended and Restated Long-Term Incentive Plan of the Company. A proposal to approve the amendment and restatement of the Long-Term Incentive Plan of the Company was adopted, with 22,041,231 votes cast for, 659,184 votes cast against, 24,964 votes withheld and 1,907,017 broker non-votes.

ITEM 6.	EXHIBITS

[a]	Index of Exhibits

15.17	Letter from Deloitte & Touche LLP regarding interim financial information
31.19	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.20	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.19	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.20	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 9, 2005	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

August 9, 2005	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer