Form 10-Q
period 2005-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2005-11-04
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended September 30, 2005

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes ☐  No ☒

     The number of shares outstanding of the registrant’s Common Stock as of October 31, 2005 was 25,360,088.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Some of the statements contained herein under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; access to reservation distribution channels; economic and competitive conditions in markets and countries where the companies’ customers reside and where the companies and their franchisees operate; natural hazards or catastrophes; incidents of terrorism; airline travel patterns; changes in capital availability or cost; costs and other terms related to the acquisition and disposition of automobiles; systems or communications failures; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters and litigation risks. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004 and of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2005, we expressed an unqualified opinion on those consolidated financial statements, which report includes an explanatory paragraph regarding the Company's adoption of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

November 4, 2005

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands Except Per Share Data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2005	2004	2005	2004
REVENUES: Vehicle rentals	$419,145	$377,989	$1,067,660	$960,374
Vehicle leasing	19,630	24,688	49,467	63,165
Fees and services	14,778	16,384	39,508	43,467
Other	3,193	2,085	10,587	7,788

Total revenues	456,746	421,146	1,167,222	1,074,794

COSTS AND EXPENSES: Direct vehicle and operating	230,539	205,832	631,150	542,480
Vehicle depreciation and lease charges, net	92,430	88,033	200,253	222,017
Selling, general and administrative	61,486	60,487	176,470	164,287
Interest expense, net of interest income	26,978	26,280	69,990	68,527

Total costs and expenses	411,433	380,632	1,077,863	997,311

INCOME BEFORE INCOME TAXES	45,313	40,514	89,359	77,483

INCOME TAX EXPENSE	16,918	15,480	36,643	31,784

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	28,395	25,034	52,716	45,699

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	-	3,730

NET INCOME	$28,395	$25,034	$52,716	$49,429

BASIC EARNINGS PER SHARE: Income before cumulative effect of a change in accounting principle	$1.13	$1.00	$2.10	$1.83
Cumulative effect of a change in accounting principle	-	-	-	0.15

Net income	$1.13	$1.00	$2.10	$1.98

DILUTED EARNINGS PER SHARE: Income before cumulative effect of a change in accounting principle	$1.07	$0.96	$2.00	$1.74
Cumulative effect of a change in accounting principle	-	-	-	0.14

Net income	$1.07	$0.96	$2.00	$1.88

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS:
Cash and cash equivalents	$278,782	$204,453
Restricted cash and investments	416,978	455,215
Receivables, net	231,014	194,552
Prepaid expenses and other assets	96,209	90,030
Revenue-earning vehicles, net	2,755,238	2,267,982
Property and equipment, net	105,256	105,335
Income taxes receivable	2,373	3,757
Software and other intangible assets, net	24,835	20,020
Goodwill	280,184	279,907

	$4,190,869	$3,621,251

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$63,088	$63,109
Accrued liabilities	178,963	163,214
Deferred income tax liability	242,144	202,857
Public liability and property damage	104,020	88,176
Vehicle debt and obligations	2,925,187	2,500,426

Total liabilities	3,513,402	3,017,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 26,910,289 and 25,910,030 issued, respectively, and 25,358,689 and 25,039,730 outstanding, respectively	269	259
Additional capital	775,274	748,261
Accumulated deficit	(67,441)	(120,157)
Accumulated other comprehensive income (loss)	14,083	(2,688)
Treasury stock, at cost (1,551,600 and 870,300 shares, respectively)	(44,718)	(22,206)

Total stockholders’ equity	677,467	603,469

	$4,190,869	$3,621,251

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,716	$49,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	229,021	226,639
Non-vehicle depreciation	15,290	13,158
Net gains from disposition of revenue-earning vehicles	(35,890)	(17,787)
Amortization	4,523	4,111
Performance share incentive plan	4,267	4,068
Net (gains)/losses from sale of property and equipment	(174)	237
Provision for losses on receivables	2,345	1,848
Deferred income taxes	35,448	29,427
Change in assets and liabilities, net of acquisitions:
Income taxes receivable	1,384	-
Receivables	(21,607)	(11,605)
Prepaid expenses and other assets	(787)	(8,626)
Accounts payable and accrued liabilities	23,038	12,969
Public liability and property damage	15,844	22,959
Other	1,216	683

Net cash provided by operating activities	326,634	327,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,139,082)	(2,815,495)
Proceeds from sales	2,457,599	2,116,503
Net change in restricted cash and investments	38,237	252,804
Property, equipment and software:
Purchases	(22,675)	(18,202)
Proceeds from sales	3,266	34
Acquisition of businesses, net of cash acquired	(3,593)	(50,240)

Net cash used in investing activities	(666,248)	(514,596)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	3,841,528	4,143,320
Payments	(3,416,771)	(3,936,365)
Issuance of common shares	16,877	8,490
Purchase of common stock for the treasury	(22,512)	(11,722)
Financing issue costs	(5,179)	(9,272)

Net cash provided by financing activities	413,943	194,451

CHANGE IN CASH AND CASH EQUIVALENTS	74,329	7,365

CASH AND CASH EQUIVALENTS:
Beginning of period	204,453	192,006

End of period	$278,782	$199,371

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$1,106	$13,317

Purchases of property, equipment and software included in
accounts payable and accrued liabilities	$2,262	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to (from) taxing authorities	$(178)	$2,357

Interest	$73,437	$68,715

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
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

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options, performance share and restricted stock awards, using the Black-Scholes option valuation model for each of the 2004 periods presented (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2004

Net income, as reported	$25,034	$49,429

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	1,389	2,440

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(1,423)	(2,617)

Pro forma net income	$25,000	$49,252

Earnings per share:
Basic, as reported	$1.00	$1.98

Basic, pro forma	$1.00	$1.97

Diluted, as reported	$0.96	$1.88

Diluted, pro forma	$0.95	$1.88

At the end of 2004, all stock options became fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based methods of SFAS No. 123 had been applied is not presented for the three months and nine months ended September 30, 2005. All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 for the 2005 and 2004 periods.

No stock options were granted after January 1, 2003. The assumptions used to calculate compensation expense relating to the 2002 stock option awards included in the pro forma results presented in the table above were as follows: weighted-average expected life of the awards of five years, volatility factor of 54.57%, risk-free interest rate of 4.46% and no dividend payments.

The Company will adopt SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (Note 15).

3.	ACQUISITIONS

During the nine months ended September 30, 2005, the Company acquired certain assets and assumed certain liabilities relating to nine locations from former Thrifty franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida; San Jose, California and Baton Rouge and New Orleans, Louisiana. Total cash paid for acquisitions during the nine months ended September 30, 2005, net of cash acquired, was $3.6 million.

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF 04-1”). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. For the nine months ended September 30, 2005, the Company recognized an unamortized intangible asset for reacquired franchise rights totaling $2.3 million (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition, which are individually and collectively not material to amounts presented for the three months and nine months ended September 30, 2005, are included in the condensed consolidated statements of income of the Company.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Depreciation of revenue-earning vehicles, net	$89,665	$82,467	$193,131	$208,852
Rents paid for vehicles leased	2,765	5,566	7,122	13,165

	$92,430	$88,033	$200,253	$222,017

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Income before cumulative effect of a change in accounting principle	$28,395	$25,034	$52,716	$45,699

Basic EPS:
Weighted average common shares	25,189,893	24,952,426	25,101,071	24,983,528

Basic EPS	$1.13	$1.00	$2.10	$1.83

Diluted EPS:
Weighted average common shares	25,189,893	24,952,426	25,101,071	24,983,528

Shares contingently issuable:
Stock options	280,457	388,240	367,406	437,912
Performance awards	639,544	575,491	611,050	563,322
Shares held for compensation plans	182,574	172,980	181,213	177,809
Director compensation shares deferred	139,639	106,334	136,686	102,468

Shares applicable to diluted	26,432,107	26,195,471	26,397,426	26,265,039

Diluted EPS	$1.07	$0.96	$2.00	$1.74

For the three months and nine months ended September 30, 2005 and 2004, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Trade accounts receivable	$130,960	$103,269
Notes receivable	1,399	1,910
Financing receivables, net	3,632	5,035
Due from DaimlerChrysler	94,872	88,110
Fair value of interest rate swap	16,094	-
Other vehicle manufacturer receivables	1,358	12,371

	248,315	210,695
Less: Allowance for doubtful accounts	(17,301)	(16,143)

	$231,014	$194,552

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

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Amortized intangible assets
Software and other intangible assets	$51,929	$44,867
Less accumulated amortization	(29,380)	(24,847)

	22,549	20,020
Unamortized intangible assets
Reacquired franchise rights	2,286	-

Total software and other intangible assets	$24,835	$20,020

As discussed in Note 3, the Company adopted the provisions of EITF 04-1 on January 1, 2005. In applying the provisions of EITF 04-1 to the acquisitions completed during the nine months ended September 30, 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2005, the Company completed its annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$279,907
Goodwill through acquisitions or purchase price adjustments during the year	64
Effect of change in rates used for foreign currency translation	213

Balance as of September 30, 2005	$280,184

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of September 30, 2005 and December 31, 2004 consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Asset backed notes:
2005 Series notes	$400,000	$-
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2002 Series notes	-	350,000
2001 Series notes	350,000	350,000
1999 Series notes	-	26,667
1997 Series notes	-	110,548

	1,625,000	1,712,215
Discounts on asset backed notes	(44)	(1)

Asset backed notes, net of discount	1,624,956	1,712,214
Conduit Facility	375,000	350,000
Commercial paper, net of discount of $2,137 and $467	538,825	155,573
Other vehicle debt	188,018	174,594
Limited partner interest in limited partnership	198,388	108,045

Total vehicle debt and obligations	$2,925,187	$2,500,426

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

On April 5, 2005, a bank line of credit for vehicles was renewed for another year and increased from $97 million to $100 million. Subsequently, on July 8, 2005, this line of credit was increased to $136 million.

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

On June 21, 2005, DTG Canada (the "General Partner") renewed its existing partnership agreement (the "Partnership Agreement") with an unrelated bank's conduit (the "Limited Partner") and increased the maximum available funding to CND $300 million (approximately US $258 million). The Partnership Agreement expires on May 31, 2010.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. The Company has entered into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2005, to convert variable interest rates on a total of $1.4 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2010, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its consolidated balance sheet at fair market value, which were assets, included in receivables, of approximately $16.1 million at September 30, 2005, and were liabilities, included in accrued liabilities, of approximately $8.8 million at December 31, 2004. The Company recorded the related income of $15.2 million, which is net of income taxes, in total comprehensive income for the nine-month period ended September 30, 2005 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates that approximately $3.6 million of net deferred gain will be reclassified into net income within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$28,395	$25,034	$52,716	$49,429

Interest rate swap adjustment, net of tax	8,920	(5,656)	15,199	6,736
Foreign currency translation adjustment	1,979	1,333	1,572	915

Comprehensive income	$39,294	$20,711	$69,487	$57,080

12.	INCOME TAXES

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

For the three months and nine months ended September 30, 2005, the effective tax rate of 37.3% and 41.0%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes, financial results of DTG Canada and, beginning April 1, 2004, the consolidation of Thrifty National Ad’s operating results into the Company’s operating results due to the adoption of FIN 46(R). Thrifty National Ad files its tax returns under the provisions applicable to a trust, thus, there is no income tax effect for its profits and losses.

13.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company's shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. During the three months ended September 30, 2005, the Company repurchased 18,800 shares at an average price of $32.29 per share, totaling $0.6 million. During the nine months ended September 30, 2005, the Company repurchased 681,300 shares at an average price of $33.04 per share, totaling $22.5 million. Since the stock repurchase program began in 2003, the Company has repurchased 1,551,600 shares at an average price of $28.82 per share, totaling $44.7 million, all of which were made in open market transactions.

During the third quarter of 2005, the Company suspended the share repurchase program. This suspension will remain in effect until the Company determines that it is appropriate to restart such program.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of September 30, 2005, there were no guarantees outstanding.

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

Beginning January 1, 2005, the Company adopted the provisions of EITF 04-1. EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 3 and 7).

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

On November 1, 2005, the Company acquired the operations of the Thrifty franchisee in Albuquerque and Santa Fe, New Mexico.

*******

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Percentage of Revenue)

	2005	2004	2005	2004

REVENUES:
Vehicle rentals	91.8%	89.8%	91.5%	89.4%
Vehicle leasing	4.3	5.9	4.2	5.9
Fees and services	3.2	3.9	3.4	4.0
Other	0.7	0.4	0.9	0.7

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	50.5	48.9	54.1	50.5
Vehicle depreciation and lease charges, net	20.2	20.9	17.2	20.6
Selling, general and administrative	13.5	14.4	15.1	15.3
Interest expense, net of interest income	5.9	6.2	5.9	6.4

Total costs and expenses	90.1	90.4	92.3	92.8

INCOME BEFORE INCOME TAXES	9.9	9.6	7.7	7.2

INCOME TAX EXPENSE	3.7	3.7	3.2	2.9

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	6.2	5.9	4.5	4.3

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	0.0	0.0	0.0	0.3

NET INCOME	6.2%	5.9%	4.5%	4.6%

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

			%				%
U.S. and Canada	2005	2004	Change		2005	2004	Change

(Company-Owned Stores) Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	130,115	118,933	9.4%		115,787	102,578	12.9%
Number of rental days	10,392,740	9,306,217	11.7%		26,907,381	24,059,740	11.8%
Vehicle utilization	86.8%	85.1%	1.7 p.p.		85.1%	85.6%	(0.5) p.p.
Average revenue per day	$40.33	$40.62	(0.7%	)	$39.68	$39.92	(0.6%	)
Monthly average revenue per vehicle	$1,074	$1,059	1.4%		$1,025	$1,040	(1.4%	)

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	121,790	118,933	2.4%		106,434	102,578	3.8%
Number of rental days	9,735,085	9,306,217	4.6%		24,663,525	24,059,740	2.5%

Vehicle Leasing Data:

Average number of vehicles leased	14,900	21,394	(30.4%	)	12,928	18,434	(29.9%	)
Monthly average revenue per vehicle	$439	$385	14.0%		$425	$381	11.5%

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

During the three months ended September 30, 2005, business and leisure travel improved, which has resulted in an increase in industry rental demand. The Company achieved strong revenue growth during the quarter related to volume from franchise acquisitions and existing corporate stores. Revenue per day declined by 0.7% due to highly competitive industry conditions. The revenue growth combined with improved vehicle utilization and lower insurance costs resulted in higher profits in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Operating Results

The Company had income of $45.3 million before income taxes for the third quarter of 2005, as compared to $40.5 million in the third quarter of 2004.

Revenues

	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$419.2	$378.0	$41.2	10.9%
Vehicle leasing	19.6	24.7	(5.1)	(20.5%	)
Fees and services	14.8	16.4	(1.6)	(9.8%	)
Other	3.1	2.0	1.1	53.1%

Total revenues	$456.7	$421.1	$35.6	8.5%

Vehicle rental metrics:
Number of rental days	10,392,740	9,306,217	1,086,523	11.7%
Average revenue per day	$40.33	$40.62	$(0.29)	(0.7%	)

Vehicle leasing metrics:
Average number of vehicles leased	14,900	21,394	(6,494)	(30.4%	)
Average monthly lease revenue per unit	$439	$385	$54	14.0%

Vehicle rental revenue for the third quarter of 2005 increased 10.9%, due to an 11.7% increase in rental days totaling $44.2 million, partially offset by a 0.7% decrease in revenue per day totaling $3.0 million. Vehicle rental revenue grew 6.6% due to franchisee acquisitions that had not yet annualized and greenfield locations and also grew 4.3% due to same store revenue.

Vehicle leasing revenue for the third quarter of 2005 decreased 20.5%, due to a 30.4% decrease in the average lease fleet totaling $7.5 million, partially offset by a 14.0% increase in the average lease rate totaling $2.4 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 9.8%, primarily due to lower revenues from franchisees as the result of a shift of several locations from franchised operations to corporate operations.

Expenses

	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$230.5	$205.8	$24.7	12.0%
Vehicle depreciation and lease charges, net	92.4	88.0	4.4	5.0%
Selling, general and administrative	61.5	60.5	1.0	1.7%
Interest expense, net of interest income	27.0	26.3	0.7	2.7%

Total expenses	$411.4	$380.6	$30.8	8.1%

Direct vehicle and operating expenses for the third quarter of 2005 increased $24.7 million due to higher fleet and transaction levels and to cost increases. This overall increase is comprised primarily of increases in vehicle related costs of $13.9 million, personnel related expenses of $6.3 million, facility and airport concession expenses of $5.0 million and commissions of $1.3 million. Expenses incurred from Hurricane Katrina relating to vehicle and property damage totaled $1.7 million. Offsetting the increases in direct vehicle and operating expenses was a $4.1 million decrease in insurance reserves during the quarter to reflect the current actuarial estimates. This reduction is due to favorable developments in claims history and to a change in the vicarious liability law, which imposes liability on vehicle owners for acts by vehicle drivers. The "Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users", referred to as the "Highway Bill", which was signed into law on August 10, 2005, removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company's exposure to state minimum financial responsibility amounts. The change in the vicarious liability law also allowed the Company to reduce automobile liability accrual rates during the quarter by $1.7 million. Direct vehicle and operating expenses were 50.5% of revenue for the third quarter of 2005, compared to 48.9% in the third quarter of 2004.

Net vehicle depreciation and lease charges, which includes net vehicle gains from the disposition of non-program vehicles, increased $4.4 million for the third quarter of 2005. Vehicle depreciation increased $5.5 million due to a 5.5% increase in depreciable fleet and a 0.8% increase in the average depreciation rate. Net vehicle gains from the disposition of non-program vehicles were $3.1 million for the third quarter of 2005 compared to $4.8 million for the third quarter of 2004. Lease charges, for vehicles leased from third parties, decreased $2.8 million due to a decrease in the number of vehicles leased. Net vehicle depreciation expense and lease charges were 20.2% of revenue for the third quarter of 2005, compared to 20.9% in the third quarter of 2004.

Selling, general and administrative expenses for the third quarter of 2005 increased $1.0 million primarily due to a $1.0 million increase in personnel related costs and increases in various other general and administrative expenses, partially offset by a decrease in sales and marketing costs. Selling, general and administrative expenses were 13.5% of revenue for the third quarter of 2005, compared to 14.4% in the third quarter of 2004.

Net interest expense for the third quarter of 2005 increased $0.7 million. This increase was primarily due to a $2.4 million increase related to higher average vehicle debt, partially offset by a $1.3 million decrease related to a lower effective interest rate. Net interest expense was 5.9% of revenue for the third quarter of 2005, compared to 6.2% in the third quarter of 2004.

The income tax provision for the third quarter of 2005 was $16.9 million. The effective income tax rate for the third quarter of 2005 was 37.3% compared to 38.2% for the third quarter of 2004. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 and 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

During the nine months ended September 30, 2005, business and leisure travel improved, which has resulted in an increase in rental demand. The Company achieved revenue growth largely from volume related to franchise acquisitions, although revenue per day declined by 0.6% due to highly competitive industry conditions. The revenue growth combined with lower vehicle costs resulted in higher profits in the nine months ended September 30, 2005 as compared to the same period in 2004.

Operating Results

The Company had income of $89.4 million before income taxes for the nine months ended September 30, 2005, as compared to income before income taxes and cumulative effect of a change in accounting principle of $77.5 million in the nine months ended September 30, 2004. The cumulative effect of the change in accounting principle recorded in the first quarter of 2004 was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN 46(R)”), an interpretation of Accounting Research Bulletin No. 51, by the Company effective March 31, 2004.

Revenues

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,067.7	$960.4	$107.3	11.2%
Vehicle leasing	49.5	63.2	(13.7)	(21.7%	)
Fees and services	39.5	43.5	(4.0)	(9.1%	)
Other	10.5	7.7	2.8	35.9%

Total revenues	$1,167.2	$1,074.8	$92.4	8.6%

Vehicle rental metrics:
Number of rental days	26,907,381	24,059,740	2,847,641	11.8%
Average revenue per day	$39.68	$39.92	$(0.24)	(0.6%	)

Vehicle leasing metrics:
Average number of vehicles leased	12,928	18,434	(5,506)	(29.9%	)
Average monthly lease revenue per unit	$425	$381	$44	11.5%

Vehicle rental revenue for the nine months ended September 30, 2005 increased 11.2%, due to an 11.8% increase in rental days totaling $113.7 million, partially offset by a 0.6% decrease in revenue per day totaling $6.4 million. Vehicle rental revenue grew 8.7% due to franchisee acquisitions that had not yet annualized and greenfield locations and also grew 2.5% due to same store revenue.

Vehicle leasing revenue for the nine months ended September 30, 2005 decreased 21.7%, due to a 29.9% decrease in the average lease fleet totaling $18.9 million, partially offset by an 11.5% increase in the average lease rate totaling $5.2 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 9.1% due to lower revenues received from franchisees as the result of a shift of several locations from franchised operations to corporate operations. This decrease was partially offset by $1.6 million of additional fees and services revenue related to the first quarter of 2005 impact of consolidating Thrifty National Ad beginning April 1, 2004.

Expenses

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$631.1	$542.5	$88.6	16.3%
Vehicle depreciation and lease charges, net	200.3	222.0	(21.7)	(9.8%	)
Selling, general and administrative	176.5	164.3	12.2	7.4%
Interest expense, net of interest income	70.0	68.5	1.5	2.1%

Total expenses	$1,077.9	$997.3	$80.6	8.1%

Direct vehicle and operating expenses for the nine months ended September 30, 2005 increased $88.6 million due to higher fleet and transaction levels and to cost increases. This overall increase is comprised primarily of increases in vehicle related costs of $31.8 million, personnel related expenses of $26.8 million, facility and airport concession expenses of $18.5 million and commissions of $3.2 million. Direct vehicle and operating expenses were 54.1% of revenue for the nine months ended September 30, 2005, compared to 50.5% in the same period in 2004.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2005 decreased $21.7 million, which includes net vehicle gains from the disposition of non-program vehicles. Net vehicle gains were $35.9 million for the nine months ended September 30, 2005 compared to $17.8 million for the nine months ended September 30, 2004, due to a higher level of non-program vehicles in 2005, lower acquisition costs and to a strong used car market. Lease charges, for vehicles leased from third parties, decreased $6.0 million due to a decrease in the number of vehicles leased. Vehicle depreciation expenses increased $2.4 million due to an 8.2% increase in depreciable fleet, partially offset by a 6.6% decrease in average depreciation rate. Net vehicle depreciation expense and lease charges were 17.2% of revenue for the nine months ended September 30, 2005, compared to 20.6% in the same period in 2004.

Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $12.2 million due to a $6.8 million increase in personnel related costs, including a $1.6 million increase in performance based compensation plans. Additionally, sales and marketing costs increased $0.9 million and various other general and administrative expenses increased. The results for the nine months ended September 30, 2005 include $1.8 million of additional cost relating to the consolidation of Thrifty National Ad beginning April 1, 2004. Selling, general and administrative expenses were 15.1% of revenue for the nine months ended September 30, 2005, compared to 15.3% in the same period in 2004.

Net interest expense for the nine months ended September 30, 2005 increased $1.5 million. This increase was primarily due to a $5.4 million increase related to higher average vehicle debt, partially offset by a $3.7 million decrease related to a lower effective interest rate. Net interest expense was 5.9% of revenue for the nine months ended September 30, 2005, compared to 6.4% in the same period in 2004.

The income tax provision for the nine months ended September 30, 2005 was $36.6 million. The effective income tax rate for the nine months ended September 30, 2005 and 2004 was 41.0%. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 and 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

Vehicle manufacturers are expected to reduce vehicle sales to the rental car industry and have significantly increased industry vehicle costs for the 2006 model year. These cost increases will begin to impact the industry in the fourth quarter of 2005 with a more significant impact in 2006. Industry vehicle rental pricing continues to be highly competitive; although, the Company has seen early indications of increased pricing in many of its locations. Additionally, the favorable impact on the Company's pretax income of the law change to remove unlimited vicarious liability for vehicle rental and leasing companies is estimated to be $12 million to $14 million annually.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, share repurchases and for working capital. The Company uses both cash and letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $326.6 million for the nine months ended September 30, 2005, was primarily the result of net income, adjusted for depreciation. The liquidity necessary for purchasing vehicles was primarily obtained from secured vehicle financing, most of which is asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility and insurance bonding programs are adequate to meet its liquidity requirements for 2005 and 2006. Additionally, the Company believes its secured vehicle financing programs are adequate to meet its liquidity requirements for 2005; however, for 2006, the Company will need to obtain additional vehicle debt to refinance amortizing vehicle debt and to finance additional fleet growth. A significant portion of the secured vehicle financing consists of asset backed notes. The Company believes the asset backed note market continues to be a viable source of vehicle financing.

Cash used in investing activities was $666.2 million during the nine months ended September 30, 2005. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.1 billion, partially offset by $2.5 billion in proceeds from the sale of used revenue-earning vehicles during the nine months ended September 30, 2005. The Company’s need for cash to finance vehicles is highly seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $417.0 million at September 30, 2005, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $22.7 million during the nine months ended September 30, 2005. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $3.6 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions during the nine months ended September 30, 2005. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $413.9 million for the nine months ended September 30, 2005 primarily due to the issuance of an additional $400.0 million in asset backed notes, a $383.3 million net increase in commercial paper, a $25.0 million increase in the Conduit Facility, a $103.8 million increase in all other vehicle debt categories and stock options exercises totaling $16.9 million. These increases were partially offset by the maturity of asset backed notes totaling $487.2 million and share repurchases totaling $22.5 million under the share repurchase program. The net increase in vehicle debt is seasonal and coincides with increases in the Company’s fleet.

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession commitments. At September 30, 2005, the insurance companies had issued $37.2 million in bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at September 30, 2005 was comprised of $1.63 billion in asset backed notes with maturities ranging from 2005 to 2010. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.53 billion bear interest at fixed rates ranging from 3.64% to 6.04%, including certain floating rate notes swapped to fixed rates. Asset backed notes totaling $100 million bear interest at a floating rate of LIBOR plus 0.17%. On April 21, 2005, RCFC issued an additional $400 million of floating rate asset backed notes with a term of five years. In conjunction with the asset backed note issuance, the Company also entered into interest rate swap agreements to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate.

Conduit Facility

Effective March 30, 2005, the Conduit Facility was renewed for another 364-day period and increased to $375 million from $350 million.

Commercial Paper Program and Liquidity Facility

On March 30, 2005, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $640 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At September 30, 2005, the Company had $538.8 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

On July 8, 2005, an existing bank line of credit was increased by $36.0 million, thus, increasing the overall capacity provided on these lines. Vehicle manufacturer and bank lines of credit provided $436.0 million in capacity at September 30, 2005. The Company had $188.0 million in borrowings outstanding under these lines at September 30, 2005. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing funded through a bank commercial paper conduit. On June 21, 2005, the Company renewed the Canadian fleet securitization program to May 31, 2010 and increased the capacity from CND $235 million to CND $300 million. At September 30, 2005, DTG Canada had approximately CND $230.6 million (US $198.4 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company's compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of September 30, 2005, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $146.6 million and no working capital borrowings at September 30, 2005.

New Accounting Standards

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 3 and 7).

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2005, a 50 basis point fluctuation in interest rates would have an approximate $7.0 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2005, cash and cash equivalents totaled $278.8 million and restricted cash and investments totaled $417.0 million.

At September 30, 2005, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2004, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instrument noted in Note 9 to the condensed consolidated financial statements.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of the end of the quarter covered by this report.

b)	Changes in internal controls

There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2005 - July 31, 2005	-	$-	-	$55,889,000

August 1, 2005 - August 31, 2005	-	$-	-	$55,889,000

September 1, 2005 - September 30, 2005	18,800	$32.29	18,800	$55,282,000

Total	18,800		18,800

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. All share repurchases through September 30, 2005 have been made in open market transactions.

During the third quarter of 2005, the Company suspended the share repurchase program. This suspension will remain in effect until the Company determines that it is appropriate to restart such program.

ITEM 5.	OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders, which will be held on May 18, 2006.

ITEM 6.	EXHIBITS

[a]	Index of Exhibits

10.80	Amendment Number 1 to Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 28, 2005
15.19	Letter from Deloitte & Touche LLP regarding interim financial information
31.21	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.22	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.21	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.22	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 4, 2005	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

November 4, 2005	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer