Form 10-K
period 2005-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2006-03-14
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 1-13647

____________________

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

Indicate by check mark if the registrant is a well-known  seasoned issuer, as defined in  Rule 405 of the Securities  Act:   Yes  X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   Yes        No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

     Large accelerated filer  X       Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $954,560,873.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2006 was 25,268,442.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

PART I

ITEM	1. BUSINESS	4

ITEM	1A. RISK FACTORS	16

ITEM	1B. UNRESOLVED STAFF COMMENTS	18

ITEM	2. PROPERTIES	18

ITEM	3. LEGAL PROCEEDINGS	19

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	19

ITEM	6. SELECTED FINANCIAL DATA	21

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	23

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	36

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	69

ITEM	9A. CONTROLS AND PROCEDURES	69

ITEM	9B. OTHER INFORMATION	71

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	71

ITEM	11. EXECUTIVE COMPENSATION	72

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	72

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	72

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	72

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	72

SIGNATURES	93

INDEX TO EXHIBITS	94

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

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”). Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). On January 1, 2003, DTG began operating under a corporate structure which realigned the prior brand structure to a functional structure, combining the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, provides vehicle leasing to franchisees and operates reservation centers for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities and sales and marketing activities for their respective brands. Thrifty Car Sales operates a franchised retail used car sales network. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2005, Dollar and Thrifty had 852 locations in the United States and Canada of which 369 were company-owned stores and 483 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company.

In the United States, Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees. Dollar derives a majority of its U.S. revenues from providing rental vehicles and services directly to rental customers, while Thrifty has historically derived its revenues primarily from franchising fees and services including vehicle leasing. However, in 2003, Thrifty began shifting to operating more company-owned stores by acquiring franchisee locations in key markets and now derives a majority of its revenues from corporate operations. Dollar and Thrifty incur the costs of operating company-owned stores and their revenues are directly affected by changes in rental demand and pricing.

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

The annual Chief Executive Officer certification required by the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 23, 2005.

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

Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also typically acquire a majority of their fleets under manufacturer residual value programs where the vehicle manufacturers repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important component of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

The rental car industry has consolidated ownership of the top eight brands which are now owned by just five companies. Dollar and Thrifty are operating subsidiaries of the Company; Avis and Budget are operating subsidiaries of Cendant Corporation; Hertz is owned by a private equity group composed of Clayton Dubilier & Rice, The Carlyle Group and Merrill Lynch Global Private Equity; Alamo and National are operating subsidiaries of Vanguard Car Rental USA, Inc., owned by the private equity group of Cerberus Capital Management, L.P.; and Enterprise is privately held.

Prior to 2001, the car rental industry had experienced steady growth over the previous decade driven by increased leisure and business airline passenger traffic and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly and car rental companies reduced their fleet size in response to lower levels of demand. In 2004, airline passenger traffic exceeded the previous peak levels of traffic in 2000 and continued to grow in 2005. The future growth of the car rental industry will be determined by general economic conditions and the level of leisure and business travel.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. In 2005, the Company’s average monthly fleet size ranged from a low of approximately 92,000 vehicles in the first quarter to a high of approximately 137,000 vehicles in the third quarter.

The Company

The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States. In the United States, the Dollar and Thrifty brands remain separate, but operate corporately under a single management structure and share vehicles, back-office employees and facilities, where possible. The Company also operates company-owned stores in the eight largest airport markets in Canada under DTG Canada. In Canada, the company-owned stores are primarily co-branded.

The Company also offers franchise opportunities in smaller markets in the United States and Canada and in all markets internationally so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.

Summary Operating Data of the Company

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,402,652	$1,282,386	$1,019,476
Revenue from U.S. and Canada franchisees	107,550	130,855	198,039
Revenue from international franchisees	7,331	5,128	4,515
Other revenue	4,922	5,611	5,856

Total revenues	$1,522,455	$1,423,980	$1,227,886

	As of December 31,

	2005	2004	2003

Rental locations:
U.S. and Canada company- owned stores	369	352	310
U.S. and Canada franchisee locations	483	507	513

Franchisees:
U.S. and Canada	231	229	248
International	116	112	99

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2005, Dollar had 105 company-owned and franchised in-terminal airport locations in the United States. Dollar operates primarily through company-owned stores in the United States and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the United States, Canada and abroad. In January 2003, Dollar re-acquired its master franchise rights in Canada and began acquiring the operations of franchisees in the eight largest airport markets of Calgary, Winnipeg, Ottawa, Toronto, Montreal, Halifax, Edmonton and Vancouver. Dollar successfully completed the acquisition of all franchisee operations in these top markets by January 2004, when it purchased the franchise operation in Vancouver.

As of December 31, 2005, Dollar’s vehicle rental system included 352 locations in the United States and Canada, consisting of 187 company-owned stores and 165 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $881 million for the year ended December 31, 2005.

Thrifty

Historically, Thrifty’s main focus had been on franchising and franchise support services. However, in 2003, Thrifty began shifting to operating more company-owned stores by acquiring franchisee locations in key markets. Although Thrifty continues to acquire franchisee locations, the number of acquisitions during 2005 has slowed from the previous years with the majority of the acquisition opportunities now completed. Thrifty U.S. company-owned locations increased to 129 at December 31, 2005 from 115 at December 31, 2004. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 80% of their combined rental revenues from the airport market and approximately 20% from the local market. Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. At December 31, 2005, Thrifty had 103 company-owned and franchised in-terminal airport locations in the United States.

As of December 31, 2005, Thrifty’s vehicle rental system included 500 rental locations in the United States and Canada, consisting of 318 franchisee locations and 182 company-owned stores. Thrifty’s total rental revenue generated by company-owned stores was $514 million for the year ended December 31, 2005.

Corporate Operations

United States

Beginning in 2003, the Company implemented a new operating model for U.S. Dollar and Thrifty company-owned stores, which included generally maintaining separate airport counters, bussing, reservations, marketing and all other customer contact activities, while using a single management team for both brands. In addition, this operating model included sharing vehicles, back-office employees and service facilities, where possible.

As of December 31, 2005, the Company operates the Dollar brand in 54 and the Thrifty brand in 45 of the top 75 airport markets in the United States and operates both brands in 40 of these top 75 airport markets. During 2005, the Company added the Thrifty brand in six of the top 75 airport markets by acquiring franchisee locations or opening greenfield locations.

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

Franchise Acquisition Program

The Company is pursuing opportunities to acquire both Dollar and Thrifty franchise operations in the top 75 U.S. airport markets and other key leisure markets. In 2003, Thrifty began shifting to operating more company-owned stores by acquiring franchisee locations on an opportunistic basis in key markets. In 2005, Thrifty continued this strategy by acquiring the Thrifty franchise operations in seven U.S. markets in Jacksonville and Melbourne, Florida; San Jose, California; Baton Rouge and New Orleans, Louisiana and Albuquerque and Santa Fe, New Mexico. Dollar and Thrifty generally have the right of first refusal on the sale of a franchise operation. As of December 31, 2005, the Company has completed the majority of its acquisition program.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $189 million or 14% of the Company’s rental revenues for the year ended December 31, 2005. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 3% of the Company’s 2005 rental revenues.

Other

Dollar and Thrifty manage costs through bulk purchasing, applying performance benchmarks and developing and implementing best practice management techniques nationwide. Its company-owned store network also allows Dollar and Thrifty to offer customers one-way rentals in most markets.

As of December 31, 2005, the Company had 123 vehicle rental concessions for company-owned stores at 81 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities. A growing number of larger airports are building consolidated airport rental car facilities to eliminate congestion at the airport which also facilitates additional growth for the rental car industry.

Supplemental Equipment and Optional Products – Dollar and Thrifty rent global positioning system (GPS) equipment, ski racks, baby seats and other supplemental equipment, sell pre-paid gasoline and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental.

Summary of Corporate Operations Data

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Rental revenues:
United States - Dollar	$871,185	$870,606	$804,700
United States - Thrifty	447,535	339,700	157,006

Total U.S. rental revenues	1,318,720	1,210,306	961,706

Canada - Dollar and Thrifty	76,353	65,717	52,415

Total rental revenues	1,395,073	1,276,023	1,014,121

Other	7,579	6,363	5,355

Total revenues from U.S. and Canadian Corporate Operations	$1,402,652	$1,282,386	$1,019,476

	As of December 31,

	2005	2004	2003

Rental locations (U.S. and Canada):
Dollar	187	185	169
Thrifty	182	167	141

Total corporate rental locations	369	352	310

Franchising

United States and Canada

Both Dollar and Thrifty sell U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets. Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by company-owned stores. In Canada, Dollar and Thrifty sell franchises in markets generally outside the top eight airport markets.

Dollar and Thrifty offer franchisees the opportunity to dual franchise in smaller U.S. and Canadian markets. That is, one franchisee can operate both the Dollar and the Thrifty brand, thus allowing them to generate more business in their market while leveraging fixed costs.

Dollar and Thrifty license to franchisees the use of their respective brand service marks in the vehicle rental and leasing and parking businesses. Franchisees of Dollar and Thrifty pay an initial franchise fee generally based on the population, number of airline passengers, total airport vehicle rental revenues and the level of any other vehicle rental activity in the franchised territory, as well as other factors. Dollar and Thrifty offer their respective franchisees a wide range of products and services which may not be easily or cost effectively available from other sources.

System Fees in the U.S.

Dollar - In addition to an initial franchise fee, each Dollar U.S. franchisee is generally required to pay a system fee equal to 8% of airport rental revenue and 6% for suburban operations.

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products and an advertising fee ranging from 2.5% to 4.5% of base rental revenue to a separate advertising fund managed jointly by franchisees and Company management.

System Fees in Canada

All Dollar and Thrifty Canadian franchisees whether operating a single-brand or co-brand location pay a monthly fee generally equal to 8% of rental revenue.

Franchisee Services and Products

Dollar and Thrifty provide their U.S. and Canadian franchisees a wide range of products and services, including vehicle leasing, insurance programs, reservations, computer systems, marketing programs and assistance, branded supplies, image and standards, training, rental rate management analysis and customer satisfaction programs. Additionally, Dollar and Thrifty offer their respective franchisees centralized corporate account and tour billing and travel agent commission payments.

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2005	2004	2003

Franchisee locations:
Dollar	165	164	145
Thrifty	318	343	368

Total franchisee locations	483	507	513

Franchisees:
Dollar	85	75	78
Thrifty	146	154	170

Total franchisees	231	229	248

International

Dollar and Thrifty offer master franchises outside the United States and Canada, generally on a countrywide basis. Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees. At December 31, 2005, exclusive of the United States and Canada, Dollar had franchised locations in 51 countries and Thrifty had franchised locations in 64 countries. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. In 2003, the Company began offering franchisees the opportunity to license the rights to operate both the Dollar and Thrifty brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the United States and Canada totaled $7.3 million in 2005, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

In December 1998, Thrifty Car Sales was formed to operate a franchise system, “Thrifty Car Sales”. Thrifty Car Sales provides an opportunity for both independent and manufacturer franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include participation in a full service business development center, a nationally supported Internet strategy and website, operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2005, Thrifty Car Sales had 34 franchise locations in operation.

Reservations

The Internet is the primary source of reservations for the Company. For the year ended December 31, 2005, approximately 62% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 58% in 2004. The Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 38% of total non-tour reservations. During 2005, 24% of non-tour reservations were provided from third party Internet sites with no individual third party site providing in excess of 6% of total non-tour reservations. The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents. The Company has continuously staffed reservation call centers for Dollar and Thrifty at its headquarters in Tulsa, Oklahoma, and at its facility in Tahlequah, Oklahoma. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad.

Marketing

Dollar and Thrifty are positioned as value car rental companies in the travel industry, providing on-airport convenience with low rates on quality vehicles. Customers who rent from Dollar and Thrifty are cost-conscious leisure, government and business travelers who want to save money on car rentals without compromising fundamental car rental services.

Dollar and Thrifty acquire these value-oriented customers through a multifaceted marketing approach that involves television and print advertising, Internet marketing, sales teams, strategic marketing partners, and investments in traditional and emerging distribution channels. Each of these disciplines has a specific focus on selected customer segment opportunities.

In the United States, Thrifty’s national advertising and marketing expenses are paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Company management.

Strategic Marketing Partners

Dollar and Thrifty have aligned themselves with certain strategic marketing partners to facilitate the growth of their business.

Dollar has strong relationships with many significant international tour operators who specialize in inbound tour packages to the United States, as well as domestic tour operators who generate inbound business to Hawaii, Florida and other leisure destinations.

Major travel agents and consortia operate under preferred supplier agreements with Dollar and Thrifty. Under these preferred agreements, Dollar and Thrifty provide these travel agency groups additional commissions or additional benefits in return for their featuring Dollar and Thrifty in their advertising or giving Dollar and Thrifty a priority in their reservation systems. In general, these arrangements are not exclusive to Dollar and Thrifty.

Both Dollar and Thrifty have also developed strategic partnerships with certain hotels, credit card companies, and with most U. S. airlines through participation in the airline’s frequent flyer programs. In addition, Dollar and Thrifty actively participate with our partner airlines in their respective branded Web sites.

Internet Marketing and Distribution Channels

Dollar and Thrifty focus on Internet advertising and marketing, which continues to be the most cost-efficient means of reaching travel customers. Dollar and Thrifty promote their respective brands via Internet banner advertising and keywords and a “Best Rate Guarantee” to encourage travelers to book reservations on dollar.com and thrifty.com. In addition, Dollar and Thrifty both continue to make technology investments in their respective Web sites, dollar.com and thrifty.com, to provide enhancements to best meet their customer’s changing travel needs.

Dollar and Thrifty are among the leading car rental companies in direct-connect technology, which bypasses global distribution systems and reduces reservation costs. Dollar and Thrifty have entered into direct-connect relationships with certain airline and other travel partners. In addition, Dollar and Thrifty are featured in numerous online channels where customers frequently shop for travel services and are in regular discussions with owners of other emerging travel channels to secure inclusion of the Dollar and Thrifty brands in those channels.

Dollar and Thrifty have made filings under the intellectual property laws of jurisdictions in which their respective franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar and Thrifty. These marks are important for customer brand awareness and selection of Dollar and Thrifty for vehicle rental and for dollar.com and thrifty.com for reservation services.

Customer Service

The Company has programs at its headquarters and in company-owned stores to achieve consistent delivery of customer service. These programs involve customer satisfaction training and team-based problem solving, especially as it relates to improving customer service. The Company’s customer service centers measure customer satisfaction, track service quality trends, respond to customer inquiries and provide recommendations to senior management and vehicle rental location supervisors. The Company conducts initial and ongoing training for headquarters, company-owned store and franchisee employees, using professional trainers, performance coaches and computer-based training programs.

Information Systems and Other Services

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, reservations and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of its fleet and financial assets. The Company also relies on a revenue management system which is designed to enable the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

EDS Information Systems, L.L.C. (“EDS”), a leading global information technology service company, manages and monitors the majority of the Company’s data network and its daily information processing. The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters. Other information systems are supported by Company employees.

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

Supplies and National Account Programs. The Company makes bulk purchases of items used by its franchisees, which it sells to franchisees at prices that are often lower than they could obtain on their own. The Company also negotiates national account programs to allow its franchisees to take advantage of volume discounts for many materials or services used for operations such as tires, glass replacement, long distance telephone service and overnight mail.

Parking Services. Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business, and operates some corporate parking operations as well.

Fleet Acquisition and Management

Vehicle Supply

For the 2005 model year, DaimlerChrysler vehicles represented approximately 83% of the total U.S. fleet of DTG Operations. DTG Operations also purchases vehicles from other automotive manufacturers to diversify the overall composition and cost of the fleet. The Company expects that for the 2006 model year, DaimlerChrysler vehicles will continue to represent a substantial majority of the total U.S. fleet of DTG Operations.

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

DaimlerChrysler, the Company’s primary supplier, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements, and vehicle condition and other return requirements. The residual value program enables DTG Operations to limit its residual value risk with respect to Program Vehicles because DaimlerChrysler agrees to reimburse DTG Operations for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles’ aggregate predetermined residual value. Under the program, DTG Operations must sell the Program Vehicles in closed auctions to DaimlerChrysler dealers. DTG Operations is reimbursed under the program for certain transportation, auction-related and interest costs.

DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by any manufacturer’s residual value program. It does so when required by manufacturers in connection with the purchase of Program Vehicles or when it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For the 2005 model year, approximately 28% of all vehicles acquired by DTG Operations were Non-Program Vehicles.

The Company’s operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler’s residual value program, the residual values on Non-Program Vehicles and the level of purchase or promotion incentives. The percentage of vehicles acquired under DaimlerChrysler and other manufacturers’ residual value programs in the future will depend upon several factors, including the availability and cost of these programs. For the 2006 model year, vehicle manufacturers have stated their intent to reduce vehicle supply to the rental car industry and have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives.

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

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year. These vehicle supply agreements have been extended or renewed to cover all model years since inception in 1997. In September 2005, the Vehicle Supply Agreement (the “VSA”) was amended to enable the Company to acquire vehicles through the 2010 model year. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements.

The VSA provides that the Company will purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles. The Company typically acquires additional DaimlerChrysler vehicles which may be Program Vehicles or Non-Program Vehicles. Also from time to time, the Company will convert vehicles originally acquired as Program Vehicles to Non-Program Vehicles on an opportunistic basis in an effort to lower overall vehicle depreciation costs. While DaimlerChrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

Vehicle Disposition

DTG Operations generally holds vehicles in rental service from seven to nine months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant excess mileage penalties under DaimlerChrysler’s residual value program. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned. DTG Operations’ efforts to expand the channels for disposition of Non-Program Vehicles have been successful. DTG Operations disposed of 55% of its Non-Program Vehicles through auctions and 45% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2005. Utilizing sales channels other than the auctions avoids transportation costs, interest costs and other fees.

Maintenance

DTG Operations has automotive maintenance centers. These facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty repairs. Collision damage repairs are generally performed by independent contractors. Dollar’s and Thrifty’s franchisees are responsible for the maintenance of their fleet vehicles.

Fleet Leasing Programs

DTG Operations makes fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. The terms of its fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in the fleet leasing programs and periodically audit franchisees’ leased fleets. For the year ended December 31, 2005, approximately 4% of the Company’s total revenue was derived from vehicle leasing programs. As the Company continues to implement its corporate strategy of acquiring franchise operations and converting them to corporate operations, leasing revenue will continue to decline.

DTG Operations sets lease rates after considering depreciation rates for Program Vehicles, estimated Non-Program Vehicle depreciation rates, interest costs, model mix, administrative costs and market conditions. Average monthly lease rates vary depending on vehicle model, and the average lease period is between seven and nine months. Although DTG Operations leases both Non-Program Vehicles as well as Program Vehicles to Dollar and Thrifty franchisees, these fleet leasing programs eliminate the residual value risk for such franchisees. Franchisees may, however, elect to assume some residual value risk on certain Non-Program Vehicles they lease in exchange for a lower lease rate.

U.S. Fleet Data

	Year Ended December 31,

	2005	2004	2003

DTG
Average number of vehicles leased to franchisees	11,230	16,622	28,162

Average number of vehicles in combined fleets of franchisees	34,277	42,491	53,410
Average number of vehicles in combined fleets of company-owned stores	107,344	96,675	75,684

Total	141,621	139,166	129,094

Competition

There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations. Dollar operates mainly in the U.S. airport market, although compared to its competitors it relies more heavily on leisure, tour and small business customers. Dollar’s franchisees have a similar customer profile. In any given location, Dollar may compete with national, regional and local vehicle rental companies. Dollar’s principal competitors for leisure and business travelers are Alamo, Avis, Budget, Hertz, National, Enterprise and Thrifty. Dollar competes primarily on the basis of price and customer service.

Thrifty’s U.S. franchisees and company-owned stores generally compete for cost-conscious consumers with Alamo, Avis, Budget, Dollar, Hertz, Enterprise and National. Enterprise, Hertz, Avis and Budget, as well as local and regional rental companies, are major competitors in the local market. They compete on the basis of price, location, service and well-established customer relationships. Most Thrifty franchisees compete in the local market for retail general use business rather than insurance replacement rentals.

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Alamo, Avis, Hertz, Enterprise and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In 2005 and 2004, the Company retained the risk of loss in various amounts up to $2.0 million on a per occurrence basis for public liability and property damage claims, with an additional aggregate exposure of $3.0 million for losses above this level. In March 2006, the Company increased its retained risk of loss to $4.0 million per occurrence with an additional aggregate exposure of $7.0 million for losses above this level. The Company maintains insurance coverages at certain amounts in excess of its retained risk. The Company retains the risk of loss on supplemental liability insurance policies sold to vehicle rental customers.

The Company retains the risk of loss for general and garage liability insurance coverage in various amounts up to $2.0 million and maintains insurance at certain amounts in excess of $2.0 million. In March 2006, the Company increased its retention of the risk of loss to up to $5.0 million for general and garage liability. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $250,000, which increased to $500,000 effective January 1, 2006. The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2005, the Company’s reserve for public liability and property damage claims was approximately $100.6 million. The Company’s obligations to pay insurance related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2005, these letters of credit and surety bonds totaled approximately $49.7 million and $13.5 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $6.6 million and $25.6 million, respectively, as of December 31, 2005.

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

Other Matters

Certain states previously made vehicle owners (including vehicle rental companies) vicariously liable for the actions of any person lawfully driving an owned vehicle, regardless of fault. Until August 10, 2005, when a change in the vicarious liability law was imposed, some of these states, primarily New York, did not limit this liability. With the passage of the federal "Highway Bill", unlimited vicarious liability for vehicle rental and leasing companies has been removed, thus, limiting exposure to state minimum financial responsibility amounts. Vehicle rental companies are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 10 and lease 117 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products ("Hazardous Substances") that now, or in the future, could require remediation. The Company also may be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties it owns or operates, or owned or operated in the past, or at properties to which it sends, or has sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault, and liability for any required environmental remediation can be substantial.

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

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to additional legal proceedings at other locations brought by government agencies or private parties for environmental matters. In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part. Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position or results of operations or cash flows.

Employees

As of December 31, 2005, the Company employed a total of approximately 8,400 full-time and part-time employees. Approximately 250 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2005. The Company believes its relationship with its employees is good.

ITEM 1A.	RISK FACTORS

Expanding upon the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements that we made. In addition, not all risks and uncertainties are described below. Risks that we do not know about could arise and issues we now view as minor could become more important. If we are unable to adequately respond to any of these risks, our financial condition and results of operations could be materially adversely affected.

Economic Conditions

Our results are affected by general economic conditions in the United States and Canada. A poor economy has historically led to a decline in both business and leisure travel and to lower demand for rental vehicles resulting in lower industry revenues. We have the flexibility to reduce our rental fleet size in the event of an unexpected reduction in rental demand, which partially offsets the related reduction in revenues. The disposal of vehicles for which we retain the used car market value risk will be subject to prevailing market prices.

Highly Competitive Nature of the Vehicle Rental Industry

There is intense competition in the vehicle rental industry, especially on price and service. The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition. The vehicle rental industry primarily consists of eight major brands, all of which compete strongly for rental customers. A significant increase in industry capacity or a reduction in overall demand could adversely affect our ability to maintain or increase rental rates.

Dependence on Air Travel

We get approximately 90% of our rental revenues from airport locations and airport arriving customers. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry and airline restructuring through bankruptcy may cause airlines to reduce flight schedules which could adversely impact the number of airline passengers. A significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Nevada represented over 60% of our total rental revenue in 2005. Reductions in leisure travel to these destinations resulting from natural disasters, terrorist acts, general economic conditions or other factors would have a material impact on our results.

Vehicle Supply

Our vehicle supply agreement with DaimlerChrysler extends through model year 2010 and we generally purchase 80% to 90% of our vehicles from DaimlerChrysler. Under the vehicle supply agreement, we must purchase 75% of our vehicles from DaimlerChrysler up to certain targeted volumes and DaimlerChrysler has agreed to provide us certain minimum volumes of vehicles. The vehicle supply agreement also requires that 80% of the vehicles at the targeted volumes be vehicles covered by a manufacturer program that guarantees the value of the vehicle at the time of sale.

Our yearly vehicle requirements usually exceed the amounts that DaimlerChrysler has agreed to provide under the vehicle supply agreement. Historically, DaimlerChrysler has agreed to sell us more vehicles than we must buy under the vehicle supply agreement. We have also acquired vehicles from other manufacturers to meet our vehicle requirements. We depend on DaimlerChrysler to continue to provide vehicles above the amounts included in the vehicle supply agreement. Alternatively, we have the ability to purchase vehicles from other manufacturers to satisfy our ongoing vehicle requirements. Each year, we negotiate these purchase agreements that are outside the vehicle supply agreement. The inability of any of the major vehicle manufacturers to sell enough vehicles to the industry could adversely affect our results.

Market Risk in Vehicle Disposition

We have generally retained the used car market value risk on 15% to 30% of our vehicles and may increase this percentage in the future. The depreciation costs for these vehicles are dependent on the strength of used car prices at the time of sale. A large unexpected decline in used car prices would have a significant adverse impact on our results.

Third Party Internet Sites

The Internet has had a significant impact on the way travel companies get reservations. For 2005, we got 62% of our non-tour reservations from the Internet, with 38% coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining 24% of non-tour reservations were provided by third party Internet sites. No single third party Internet site provides more than 6% of our non-tour reservations.

Future changes in the way travel is sold over the Internet or changes in our relationship with third party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In March 2006, we increased the level of self-insurance to $4.0 million per occurrence with an additional aggregate exposure of $7.0 million and increased the level of self-insurance for general and garage liability to $5.0 million. We maintain insurance coverage for liability claims above these self-insurance levels. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

Vehicle Financing

We depend on the capital markets for financing our vehicles using primarily asset backed financing programs. We use our cash and letters of credit under our bank loan facility to provide more collateral for these financing programs at different levels for vehicles covered by manufacturer programs that guarantee the value of the vehicle at time of sale and vehicles not covered by these manufacturer programs. The collateral requirements are lower for those vehicles covered by manufacturer programs particularly when the manufacturer has a strong credit rating. Significant changes to our vehicle mix by manufacturer or adverse changes to the credit ratings of the related manufacturers could materially increase the amount of collateral required to finance our vehicle fleet. In addition, any difficulty in accessing the asset backed financing markets could materially impact our ability or the cost of financing our vehicle fleet.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters and Tulsa reservation centers for Dollar and Thrifty. These buildings and the related improvements were mortgaged in December 1997 to Credit Suisse, as administrative agent for a syndicate of banks. The mortgage was executed in connection with the Revolving Credit Facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

In connection with the Revolving Credit Facility, the Company also executed mortgages in favor of Credit Suisse encumbering its real property located in Tampa, Las Vegas, Phoenix, Ft. Lauderdale, Dallas, Houston and Salt Lake City.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2005, the Company’s company-owned operations were carried on at 369 locations in the United States and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.

ITEM 3.	LEGAL PROCEEDINGS

On November 2, 1994, the City of San Jose, California filed an action in the Superior Court of California, against Chevron, Dollar and others, seeking unspecified compensatory and punitive damages and injunctive relief. The suit relates to pollution at a site currently occupied by Dollar and formerly occupied by Chevron. Dollar has partially remediated the affected soil, but not the allegedly affected ground water. Dollar believes that prior uses of the site by others resulted in any remaining contamination at the site. No discovery is in process nor is there active prosecution by the plaintiff against Dollar.

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

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low closing sales prices for the Common Stock for each quarterly period during 2005 and 2004 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005

High	$33.45	$37.98	$38.79	$38.65

Low	$28.65	$32.01	$29.38	$31.20

2004

High	$27.15	$27.87	$27.75	$30.20

Low	$23.95	$24.30	$23.80	$22.90

The 25,268,442 shares of Common Stock outstanding at February 28, 2006 were held by approximately 9,900 registered and beneficial stockholders of record.

The Company has not paid cash dividends since completion of its initial public offering in December 1997. In light of the recently announced share repurchase program, the Company does not presently intend to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Share Repurchase Program”.

Under the terms of the Revolving Credit Facility, restrictions were imposed by the lenders on the payment of cash dividends and share repurchases. During the term of such agreement, which expires April 1, 2009, share repurchases and dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. In March 2006, the Company amended the Revolving Credit Facility to, among other things, increase the annual level of allowable share repurchases, increase self-insurance retention limits and increase the level of spending for non-vehicle capital assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2005 with respect to the Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans
approved by security holders	956,172	$17.44	302,045(1)

Equity compensation plans not
approved by security holders	None	None	None

Total	956,172	$17.44	302,045(1)

(1)

At December 31, 2005, total common stock authorized for issuance was 2,818,107 shares, which included 956,172 unexercised option rights and 1,559,890 Performance Shares, assuming a maximum 200% target payout for all Performance Shares granted. The Performance Shares ultimately issued will likely be less (refer to Note 14 of Notes to Consolidated Financial Statements.) The remaining common stock available for future issuance at December 31, 2005 is 302,045 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the third quarter of 2005, the Company suspended the share repurchase program. This suspension remained in effect throughout the remainder of 2005, while the Company's Board of Directors was reviewing strategic alternatives. There were no share repurchases made by the Company during the fourth quarter of 2005. In 2005, the Company repurchased 681,300 shares of common stock at an average price of $33.04 per share totaling $22.5 million.

On February 9, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program to replace the existing $100 million program of which $44.7 million had been used through December 31, 2005 to repurchase shares. This new $300 million share repurchase program will extend through December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Statements of Income:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,395,073	$1,276,023	$1,014,121	$897,384	$821,834
Vehicle leasing	63,465	80,456	144,368	168,792	162,204
Fees and services	49,450	54,176	54,149	56,237	56,057
Other	14,467	13,325	15,248	10,781	10,075

Total revenues	1,522,455	1,423,980	1,227,886	1,133,194	1,050,170

Costs and expenses:
Direct vehicle and operating	832,089	735,451	524,528	416,954	401,417
Vehicle depreciation and lease charges, net	265,283	293,684	387,242	367,752	354,394
Selling, general and administrative	236,055	223,109	189,575	177,562	169,599
Interest expense, net	88,208	90,868	89,296	93,427	92,365
Amortization of goodwill	-	-	-	-	6,178

Total costs and expenses	1,421,635	1,343,112	1,190,641	1,055,695	1,023,953

Income before income taxes	100,820	80,868	37,245	77,499	26,217

Income tax expense	42,467	33,808	17,405	30,668	12,380

Income before cumulative effect of a change in accounting principle	58,353	47,060	19,840	46,831	13,837

Cumulative effect of a change in accounting principle	-	3,730	-	-	-

Net income	$58,353	$50,790	$19,840	$46,831	$13,837

BASIC EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$2.32	$1.89	$0.81	$1.93	$0.57
Cumulative effect of a change in accounting principle	-	0.15	-	-	-

Net income	$2.32	$2.04	$0.81	$1.93	$0.57

DILUTED EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$2.21	$1.79	$0.78	$1.88	$0.57
Cumulative effect of a change in accounting principle	-	0.14	-	-	-

Net income	$2.21	$1.94	$0.78	$1.88	$0.57

	Year Ended December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$274,299	$204,453	$192,006	$143,485	$37,532
Restricted cash and investments	$785,290	$455,215	$536,547	$334,849	$48,090
Revenue-earning vehicles, net	$2,214,991	$2,267,982	$2,136,719	$2,006,644	$1,525,553
Total assets	$4,003,539	$3,621,251	$3,412,499	$3,115,477	$2,163,692
Total debt	$2,724,952	$2,500,426	$2,442,162	$2,224,303	$1,516,733
Stockholders' equity	$685,285	$603,469	$533,457	$499,481	$463,321

(1)  Since basic and diluted earnings per share are computed independently for each period and category, total per share amounts may not equal the sum of the respective categories.

U. S. and Canada

	Year Ended December 31,

	2005	2004	2003	2002	2001

System-wide Data:

Rental locations:
Company-owned stores	369	352	310	224	193
Franchisee locations	487	507	513	579	676

Total rental locations	856	859	823	803	869

Average number of vehicles operated during the period by company-owned stores and franchisees	149,659	147,239	136,757	128,968	130,252

Peak number of vehicles operated during the period by company-owned stores and franchisees	183,291	179,304	167,755	158,758	159,993

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	113,002	102,159	80,302	69,272	68,696
Number of rental days	34,909,560	31,831,062	24,654,084	21,056,362	20,640,229
Vehicle utilization	84.6%	85.1%	84.1%	83.3%	82.3%
Average revenue per day	$39.96	$40.09	$41.13	$42.62	$39.82
Monthly average revenue per vehicle	$1,029	$1,041	$1,052	$1,080	$997

Vehicle leasing data:
Average number of vehicles leased	12,269	17,519	26,917	30,917	30,087
Average monthly lease revenue per unit	$431	$383	$447	$455	$449

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Throughout 2005, the Company’s revenues were positively impacted by franchise acquisitions and stronger rental demand due to increased travel. Total rental day volume increased 9.7% with same store volume increasing by 1.8%. However, year over year revenue growth was negatively impacted by full year 2005 revenue per day being down 0.3%. Airline passenger enplanements, an important driver for airport rental car demand, continued to grow in 2005. During the third and fourth quarters of 2005, travel into the Gulf coast was negatively impacted by three hurricanes.

During 2005, the Company achieved lower vehicle depreciation costs by changing the mix of vehicles in the fleet to include a higher proportion of Non-Program Vehicles, allowing the Company to take advantage of the strong used car market.

During the second quarter of 2005, the Company's reservation growth was negatively impacted by its decision to change to non-preferred status with Expedia, which previously in 2004 had accounted for approximately 7% of the Company's total revenue and 11% of total reservations. During the remainder of 2005, the Company worked to recapture this lost volume through other Internet channels, specifically its owned branded Web sites, dollar.com and thrifty.com.

On August 10, 2005, the federal "Highway Bill" was signed into law, which removed unlimited vicarious liability for vehicle rental and leasing companies. This law change limits the Company's exposure for liability insurance to state minimum financial responsibility amounts and will save the Company an estimated $12 million to $14 million annually. In 2005, the Company's insurance costs decreased approximately $6 million due to the law change.

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

The Company has made significant progress in transitioning the Thrifty business model from a franchise model to a corporate operating model, similar to Dollar’s business model. The Company’s long term strategy is to operate both brands as corporate stores in the top 75 U.S. airport markets, the top eight Canadian airport markets and in other key leisure destinations, and to operate through franchisees in the smaller markets and in markets outside the U.S. and Canada. During 2005, the Company acquired franchise operations in seven U.S. markets and opened two U.S. greenfield locations. During 2005, rental day volume increased by over 7.9% in company-owned stores as a result of franchisee acquisitions and the opening of greenfield locations. The Company expects to continue to fund all remaining franchisee acquisitions with cash from operations.

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

The Company expects its ongoing cash flow to exceed cash required to operate the business. Therefore in 2005, the Company repurchased 681,300 shares for a total of $22.5 million. The Company has repurchased 1,551,600 shares at a cost of $44.7 million since announcing the share repurchase program in July 2003. The Company expects to increase share repurchases significantly in 2006 as it announced in February 2006 a new $300 million share repurchase program, which will extend through December 31, 2008, to replace the existing program.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Year Ended December 31,

	2005	2004	2003

Revenues:
Vehicle rentals	91.6%	89.6%	82.6%
Vehicle leasing	4.2	5.7	11.8
Fees and services	3.2	3.8	4.4
Other	1.0	0.9	1.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	54.7	51.6	42.7
Vehicle depreciation and lease charges, net	17.4	20.6	31.6
Selling, general and administrative	15.5	15.7	15.4
Interest expense, net	5.8	6.4	7.3

Total costs and expenses	93.4	94.3	97.0

Income before income taxes	6.6	5.7	3.0

Income tax expense	2.8	2.4	1.4

Income before cumulative effect of a change in accounting principle	3.8	3.3	1.6

Cumulative effect of a change in accounting principle	-	0.3	-

Net income	3.8%	3.6%	1.6%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores.
•	Vehicle leasing revenue generated from leasing vehicles to franchisees.
•	Fees and services revenue generated from continuing franchise fees and providing services to franchisees.
•	Other revenue generated from miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees.
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs.
•

Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most information technology expenses and administrative expenses.

•	Interest expense, net which includes interest expense on vehicle related debt, net of interest earned on restricted and unrestricted cash.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Operating Results

The Company had income before income taxes of $100.8 million for 2005 as compared to income before income taxes and cumulative effect of a change in accounting principle of $80.9 million in 2004. The cumulative effect of the change in accounting principle in 2004 was $3.7 million. This change in accounting principle related to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) by the Company effective March 31, 2004 (see Note 2 of Notes to Consolidated Financial Statements).

Revenues

			$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,395.1	$1,276.0	$119.1	9.3%
Vehicle leasing	63.5	80.5	(17.0)	(21.1%)
Fees and services	49.4	54.2	(4.8)	(8.7%)
Other	14.5	13.3	1.2	8.6%

Total revenues	$1,522.5	$1,424.0	$98.5	6.9%

Vehicle rental metrics:
Number of rental days (including new stores)	34,909,560	31,831,062	3,078,498	9.7%
Number of rental days (excluding new stores)	32,392,998	31,831,062	561,936	1.8%
Average revenue per day	$39.96	$40.09	$(0.13)	(0.3%)

Vehicle leasing metrics:
Average number of vehicles leased	12,269	17,519	(5,250)	(30.0%)
Average monthly lease revenue per unit	$431	$383	$48	12.5%

Vehicle rental revenue increased 9.3% due to a 9.7% increase in rental days totaling $123.4 million, partially offset by a 0.3% decrease in revenue per day totaling $4.3 million. Rental days grew by 7.9% due to 2004 franchisee acquisitions that had not yet annualized, 2005 franchisee acquisitions and greenfield locations, and by 1.8% from same store growth.

Vehicle leasing revenue decreased 21.1%, due to a 30.0% decrease in the average lease fleet totaling $24.1 million, partially offset by a 12.5% increase in the average lease rate totaling $7.1 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations resulting from the Company’s acquisition strategy.

Fees and services revenue decreased 8.7% primarily due to lower revenues from franchisees resulting from the shift of several locations from franchised operations to corporate operations.

Expenses

			$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$832.1	$735.4	$96.7	13.1%
Vehicle depreciation and lease charges, net	265.3	293.7	(28.4)	(9.7%)
Selling, general and administrative	236.0	223.1	12.9	5.8%
Interest expense, net of interest income	88.2	90.9	(2.7)	(2.9%)

Total expenses	$1,421.6	$1,343.1	$78.5	5.8%

Direct vehicle and operating expense increased $96.7 million, primarily due to higher fleet and transaction levels and to cost increases. As a percent of revenue, direct vehicle and operating expenses were 54.7% in 2005, compared to 51.6% in 2004.

The increase in direct vehicle and operating expense in 2005 resulted from the following:

›

Personnel related expenses increased $30.2 million. During the year, salary expenses increased approximately $18.9 million due to an increase in the number of employees, $7.0 million from merit increases and $3.8 million related to group health insurance increases due to rising insurance costs and increased employment.

›

Vehicle related costs increased $29.0 million. This increase resulted primarily from increases in vehicle damage expense of $9.7 million, gas expense of $9.4 million and cost related to disposal of the fleet of $7.5 million. All other fleet related expenses increased $7.0 million and were partially offset by a decrease in vehicle insurance expense of $4.6 million, primarily related to a decrease in insurance reserves. The decrease in insurance reserves was a result of favorable developments in claims history and to a change in the vicarious liability law, which imposed liability on vehicle owners for acts by vehicle drivers. The federal “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users”, referred to as the “Highway Bill”, was signed into law on August 10, 2005, and removes unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts.

›

Facility and airport concession expenses increased $22.2 million. This increase resulted primarily from increases in concession fees, which are paid primarily to airports and are based on a percentage of revenue generated from the airport facility, of $11.2 million, rent expense of $5.5 million, building repairs and maintenance expense of $2.5 and $3.0 million from all other facility expenses including expenses such as utilities and real estate taxes.

Net vehicle depreciation and lease charges decreased $28.4 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 17.4% in 2005, compared to 20.6% in 2004.

The decrease in net vehicle depreciation and lease charges in 2005 resulted from the following:

›

Net vehicle gains on the disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $18.4 million. This increase resulted from an increase in the number of units sold as the Company took advantage of the strong used car market, and an increase in the average gain per unit.

›	Leasing charges, for vehicles leased from third parties, decreased $7.4 million due to a decrease in the average number of vehicles leased.

›

Vehicle depreciation expense decreased $2.6 million, resulting primarily from a 6.7% decrease in the average depreciation rate, partially offset by a 6.2% increase in depreciable fleet. The decrease in depreciation rate was primarily the result of a shift in the fleet to lower cost units including a higher proportion of Non-Program Vehicles, which was partially offset by an increase in depreciation rates on Program Vehicles.

Selling, general and administrative expenses for 2005 increased $12.9 million, resulting from a $12.2 million increase in general and administrative expenses and a $0.7 million increase in sales and marketing expenses. As a percent of revenue, selling, general and administrative expenses were 15.5% in 2005, compared to 15.7% in 2004.

The increase in selling, general and administrative expenses in 2005 resulted from the following:

›

Personnel related expenses increased $8.6 million. Salary expense increased $4.9 million resulting primarily from merit increases. Incentive compensation increased $2.6 million due to increased pretax income in 2005. Group health insurance increased $0.9 million, related to rising insurance costs.

›

Other general and administrative expenses increased $3.6 million primarily in the categories of depreciation and amortization expense, communications expense, computer and networking expenses and bad debt expense.

Net interest expense decreased $2.7 million in 2005 primarily due to an increase in earnings on restricted and unrestricted cash balances, which reduce interest expense, partially offset by an increase in average vehicle debt. As a percent of revenue, net interest expense was 5.8% in 2005, compared to 6.4% in 2004.

The income tax provision for 2005 was $42.5 million. The effective income tax rate for 2005 was 42.1% compared to 41.8% in 2004. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2005 or 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Operating Results

The Company had income before income taxes and cumulative effect of a change in accounting principle of $80.9 million for 2004 as compared to $37.2 million in 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for further discussion. Income before income taxes in 2003 was reduced by $22.1 million due to the implementation of Emerging Issues Task Force No. 02-16 (“EITF No. 02-16”). See Note 3 of Notes to Consolidated Financial Statements for further discussion.

Revenues

			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,276.0	$1,014.1	$261.9	25.8%
Vehicle leasing	80.5	144.4	(63.9)	(44.3%)
Fees and services	54.2	54.2	-	0.0%
Other	13.3	15.2	(1.9)	(12.6%)

Total revenues	$1,424.0	$1,227.9	$196.1	16.0%

Vehicle rental metrics:
Number of rental days (including new stores)	31,831,062	24,654,084	7,176,978	29.1%
Number of rental days (excluding new stores)	27,226,402	24,654,084	2,572,318	10.4%
Average revenue per day	$40.09	$41.13	$(1.04)	(2.5%)

Vehicle leasing metrics:
Average number of vehicles leased	17,519	26,917	(9,398)	(34.9%)
Average monthly lease revenue per unit	$383	$447	$(64)	(14.3%)

Vehicle rental revenue increased 25.8% due to a 29.1% increase in rental days totaling $295.2 million, partially offset by a 2.5% decrease in revenue per day totaling $33.3 million. Vehicle rental revenue grew by 17.2% due to 2003 franchisee acquisitions that had not yet annualized, 2004 franchisee acquisitions and greenfield locations, and by 8.6% from same store growth.

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

Fees and services revenue was flat year over year; however, such revenue increased in 2004 due to revenues associated with Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”), which were $8.1 million and beginning April 1, 2004, were included in the Company’s consolidated results due to adopting FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, as amended in December 2003 (“FIN No. 46(R)”), an interpretation of Accounting Research Bulletin No. 51. This increase in fees and services revenue was offset by lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Expenses

			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$735.4	$524.5	$210.9	40.2%
Vehicle depreciation and lease charges, net	293.7	387.2	(93.5)	(24.2%)
Selling, general and administrative	223.1	189.6	33.5	17.7%
Interest expense, net of interest income	90.9	89.3	1.6	1.8%

Total expenses	$1,343.1	$1,190.6	$152.5	12.8%

Direct vehicle and operating expenses increased $210.9 million, of which $153.9 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Most of this increase is attributable to increases in personnel related expenses of $55.2 million, vehicle related costs of $36.9 million, facility and airport concession expenses of $31.8 million and commissions of $12.0 million. Additionally, the Company increased vehicle insurance reserves by $6.1 million and workers’ compensation reserves by $2.6 million to reflect changes in actuarial estimates. In the fourth quarter of 2003, the Company adopted EITF No. 02-16, which requires promotional incentives to be classified as a reduction of vehicle capitalized costs and consequently a reduction to vehicle depreciation and lease charges, net, on a prospective basis rather than direct vehicle and operating expenses. Consequently, direct vehicle and operating expenses were reduced by $48.3 million for 2003, relating to promotional payments, which are classified as a reduction of vehicle depreciation expense in 2004. Direct vehicle and operating expenses were 51.6% of revenue in 2004, compared to 42.7% of revenue in 2003.

Net vehicle depreciation and lease charges decreased $93.5 million, of which $69.5 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF No. 02-16 effective in the fourth quarter of 2003. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses through September 30, 2003. Additionally, net vehicle gains on the disposal of Non-Program Vehicles were $23 million in 2004 compared to a loss of $1.9 million in 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $8.1 million due to an increase in the number of vehicles leased. Vehicle depreciation expenses also decreased $7.2 million due to a 9.9% decrease in the average depreciation rate resulting from favorable manufacturer fleet programs, partially offset by an 8.9% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 20.6% of revenue in 2004, compared to 31.6% of revenue in 2003.

Selling, general and administrative expenses for 2004 increased $33.5 million. This increase was due primarily to a $13.7 million increase in sales and marketing costs and an $11.6 million increase in personnel related costs including a $4.3 million increase in expenses related to the Company’s performance based compensation plans. The remaining increase is principally due to costs associated with Thrifty National Ad which were $9.2 million and are included in the Company’s consolidated results as of April 1, 2004 due to the adoption of FIN No. 46(R). These costs are primarily offset by a corresponding increase in fees and services revenue, thus having minimal impact on net income. Selling, general and administrative expenses were 15.7% of revenue in 2004, compared to 15.4% of revenue in 2003.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $412.6 million for 2005 is primarily the result of net income, adjusted for depreciation, favorable tax programs (discussed below) which provided the Company deferral of tax payments on 2005 earnings to future years, and the increase in the reserve for public liability and property damage due to retaining risk of loss for insurance claims. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day term bank facilities, which are renewable annually. The renewals of these 364-day term bank facilities are expected to be completed on March 28, 2006. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2010. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue additional notes during 2006, partially to replace maturing notes of $296 million. The Company has experienced some increases during the last few years in the level of credit enhancement or additional collateral required for new asset backed notes and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

Cash used in investing activities was $556.6 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.9 billion, and was primarily offset by $3.7 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2005 increased $330.1 million from the previous year due to a decrease in the fleet and an increase in debt compared to the prior year. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $31.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $60 million in 2006 as a result of increased airport facility projects and more significant upgrades in information technology equipment and systems. In addition, the Company used cash for franchisee acquisitions of $5.2 million in 2005 and will continue to pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

Cash provided by financing activities was $213.8 million primarily due to the issuance of $400.0 million in asset backed notes in April 2005, an increase of $25.0 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”), a net increase in the issuance of commercial paper totaling $405.6 million and stock option exercises of $17.0 million, partially reduced by the maturity of asset backed notes totaling $603.9 million and share repurchases totaling $22.5 million.

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

The Acts have minimized the payment of most cash income taxes and have allowed the Company to carry back benefits to obtain refunds of taxes paid in prior years. The Acts improve the Company’s liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Like-Kind Exchange Program has extended the period in which the Company expects to pay reduced cash income taxes beyond when the bonus depreciation provision included in the Acts expired. The Like-Kind Exchange Program has significantly increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At December 31, 2005, restricted cash and investments totaled $785.3 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program. The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Share Repurchase Program

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In 2005, the Company repurchased 681,300 shares of common stock at an average price of $33.04 per share totaling $22.5 million. Since inception of the share repurchase program through December 31, 2005, the Company has repurchased 1,551,600 shares of common stock at an average price of $28.82 per share totaling approximately $44.7 million, all of which were made in open market transactions.

During the third quarter of 2005, the Company suspended the share repurchase program. This suspension remained in effect throughout the remainder of 2005, while the Company's Board of Directors reviewed strategic alternatives. On February 9, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program, which will extend through December 31, 2008, to replace the existing $100 million program.

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

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset backed notes, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles, the renewal of its 364-day bank facilities and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2005:

	Payments due or commitment expiration by period (in thousands)
	2006	2007-2008	2009-2010	Beyond 2010	Total

Contractual cash obligations:
Asset backed notes (1)	$351,472	$878,603	$423,384	$-	$1,653,459
Commercial paper outstanding (1)	587,779	-	-	-	587,779
Other short-term borrowings (1)	687,196	-	-	-	687,196

Subtotal - Vehicle debt and obligations	1,626,447	878,603	423,384	-	2,928,434

Operating lease commitments	35,575	56,884	27,496	65,868	185,823
Airport concession fee commitments	54,375	84,462	36,852	83,892	259,581
Vehicle purchase commitments	1,557,073	-	-	-	1,557,073
Other commitments	11,367	13,217	10,198	-	34,782

Total contractual cash obligations	$3,284,837	$1,033,166	$497,930	$149,760	$4,965,693

Other commercial commitments:
Letters of credit	$69,417	$60,542	$14,400	$-	$144,359

(1) Further discussion of asset backed notes, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts include both principal and interest payments. Amounts exclude related discounts, where applicable.

Asset Backed Notes

The asset backed note program is comprised of $1.51 billion in asset backed notes with maturities ranging from 2006 to 2010. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 3.64% to 6.04% on $1.41 billion, including certain floating rate notes swapped to fixed rates, and at floating rates on $100 million of LIBOR plus 0.17%. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $755 million at December 31, 2005.

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

Conduit Facility

On March 30, 2005, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period and increased the capacity from $350 million to $375 million. On February 1, 2006, the Company increased its Conduit Facility from $375 million to $525 million for the remaining term to expire March 28, 2006. The Conduit Facility is expected to be renewed for another 364-day period at $425 million effective March 28, 2006. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually.

Commercial Paper Program and Liquidity Facility

At December 31, 2005, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $640 million supported by a $560 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2005, the Company had $561 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size on December 31, 2005 when it reached $561 million.

The Commercial Paper Program is expected to be renewed for a 364-day period effective March 28, 2006, backed by a renewal of the Liquidity Facility.

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program where DTG Canada obtains vehicle financing funded through a bank commercial paper conduit. On June 21, 2005, the Company renewed the Canadian fleet securitization program for another five year term which expires May 31, 2010 and increased the capacity from CND $235 million to CND $300 million. At December 31, 2005, DTG Canada had approximately CND$132.9 million (US$114.3 million) funded under this program.

Vehicle manufacturer and bank lines of credit provided $297.7 million in capacity at December 31, 2005, a decrease of $110.1 million from December 31, 2004. This decrease is due to a decrease in a vehicle manufacturer line of credit, partially offset by an increase in the bank lines of credit. Borrowings of $166.2 million were outstanding under these lines at December 31, 2005. These lines of credit are secured by the vehicles financed under these facilities and are primarily renewable annually. The Company expects to continue using these sources of vehicle financing in 2006 and future years.

Revolving Credit Facility

The Company has a $300 million senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires on April 1, 2009. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. The availability of funds under the Revolving Credit Facility is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. In March 2006, the Company amended the Revolving Credit Facility to, among other things, increase the annual level of allowable share repurchases, increase self-insurance retention limits and increase the level of spending for non-vehicle capital assets. The Revolving Credit Facility permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million. At December 31, 2005, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $135.8 million and no working capital borrowings. The Company uses letters of credit to support insurance programs, asset backed vehicle financing programs and airport concession and lease agreements. As of December 31, 2005, the Company is in compliance with all covenants.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2005, the Company’s total consolidated debt and other obligations were approximately $2.7 billion, all of which was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments of approximately $1.5 billion in 2006, $313 million in 2007, $500 million in 2008 and $400 million in 2010.

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

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2005, various insurance companies had issued $39.1 million in bonds and various banks had issued $56.3 million in letters of credit to secure these obligations.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2006, approximately 45% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company does self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The obligation for public liability and property damage represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level. The Company records public liability and property damage expense on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on the actuarial analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible, but the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 70% to 85% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 15% to 30% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition and the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months and the Company has generally experienced gains on disposal. Many factors affect the market value of used cars including increasing use of incentives by automobile manufacturers for new vehicles, limited or excess supply of used vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A one percent change in the expected residual value of Non-Program Vehicles sold during 2005 would have impacted vehicle depreciation expense, net by $6.6 million.

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

New Accounting Standards

Beginning January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”). EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (See Notes 4 and 8 of Notes to Consolidated Financial Statements).

In April 2005, the FASB adopted Financial Interpretation No. 47 (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” from FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“FASB No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event and requires the recognition of such conditional obligations even though uncertainty exists. The Company adopted FIN No. 47 at December 31, 2005. Adoption of FIN No. 47 did not have a material effect on the consolidated financial statements of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). This revised statement establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services focusing primarily on accounting for transactions with employees and carrying forward prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company adopted the “modified prospective” method under SFAS No. 123(R) as required on January 1, 2006. The adoption did not have a material effect on the consolidated financial statements of the Company.

The Company had previously adopted the provisions of SFAS No. 123 beginning January 1, 2003 changing from the intrinsic value-based method to the fair value-based method of  accounting for stock-based compensation and electing the prospective treatment option,  which required recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123.

Outlook for 2006

The Company expects continued growth in travel in 2006. Additionally, rental rates, which remained flat in 2005, and are highly competitive within the rental car industry, appear to be on the rise in early 2006 and are expected to increase from 2005 levels due to efforts by the industry to raise prices to offset increased fleet costs. Vehicle manufacturers have stated their intent to reduce vehicle supply to the rental car industry and have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for the 2006 model year. Due to the limited availability of Program Vehicles and the projected continuation of a favorable used car market, the Company intends to purchase a larger proportion of Non-Program Vehicles. As the Company increases its proportion of Non-Program Vehicles, the Company’s risk to fluctuations in the used car market will increase. With a strong economy, other costs such as interest rates are expected to continue to rise. Both higher vehicle depreciation and interest costs will negatively impact the Company’s profits unless these increased costs can be passed on to customers through higher rental rates.

In August of 2005, vicarious liability insurance laws were changed with the passage of the federal Highway Bill, which removes unlimited vicarious liability for vehicle rental and leasing companies. This law change will reduce the Company’s exposure for vicarious insurance claims an estimated $12 million to $14 million annually.

The Company has also implemented several cost savings initiatives that will reduce the Company’s operating and administrative costs in the future. The Company will continue to pursue franchise acquisitions in 2006 and will continue to make investments in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

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

Expected Maturity Dates as of December 31, 2005	2006	2007	2008	2009	2010	Total	Fair Value December 31, 2005

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$1,400,725	$312,500	$500,000	$-	$290,000	$2,503,225	$2,500,671

Weighted average interest rates	4.87%	5.66%	5.41%	-	5.14%

Vehicle debt and obligations - fixed rates	$-	$-	$-	$-	$110,000	$110,000	$108,687

Weighted average interest rates	-	-	-	-	4.59%

Vehicle debt and obligations - Canadian dollar denominated	$114,322	$-	$-	$-	$-	$114,322	$114,322

Weighted average interest rates	3.48%	-	-	-	-

Interest Rate Swaps:

Variable to Fixed	$295,833	$312,500	$500,000	$-	$190,000	$1,298,333	$1,277,430
Average pay rate	5.53%	3.64%	4.20%	-	4.58%
Average receive rate	4.98%	4.98%	4.94%	-	4.97%

(1)  Floating rate vehicle debt and obligations include $233 million relating to the Series 2001 Notes, the $375 million Series 2003 Notes, the $500 million
Series 2004 Notes and $190 million relating to the Series 2005 Notes swapped from floating interest rates to fixed interest rates.

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

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to fixed interest rates) at December 31, 2005, a 50 basis point fluctuation in short-term interest rates would have an approximate $7 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities effective March 31, 2004, due to adopting Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2006

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands Except Per Share Data)

	2005	2004	2003
REVENUES:
Vehicle rentals	$1,395,073	$1,276,023	$1,014,121
Vehicle leasing	63,465	80,456	144,368
Fees and services	49,450	54,176	54,149
Other	14,467	13,325	15,248

Total revenues	1,522,455	1,423,980	1,227,886

COSTS AND EXPENSES:
Direct vehicle and operating	832,089	735,451	524,528
Vehicle depreciation and lease charges, net	265,283	293,684	387,242
Selling, general and administrative	236,055	223,109	189,575
Interest expense, net of interest income of $18,388, $6,929 and $4,640	88,208	90,868	89,296

Total costs and expenses	1,421,635	1,343,112	1,190,641

INCOME BEFORE INCOME TAXES	100,820	80,868	37,245

INCOME TAX EXPENSE	42,467	33,808	17,405

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	58,353	47,060	19,840

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	3,730	-

NET INCOME	$58,353	$50,790	$19,840

BASIC EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$2.32	$1.89	$0.81
Cumulative effect of a change in accounting principle	-	0.15	-

Net income	$2.32	$2.04	$0.81

DILUTED EARNINGS PER SHARE: (1)
Income before cumulative effect of a change in accounting principle	$2.21	$1.79	$0.78
Cumulative effect of a change in accounting principle	-	0.14	-

Net income	$2.21	$1.94	$0.78

(1) Since basic and diluted earnings per share are computed independently for each period and category, total per share amounts may not equal the sum of the respective categories.

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In Thousands Except Share and Per Share Data)

	2005	2004
ASSETS
Cash and cash equivalents	$274,299	$204,453
Restricted cash and investments	785,290	455,215
Receivables, net	223,206	194,552
Prepaid expenses and other assets	89,299	90,030
Revenue-earning vehicles, net	2,214,991	2,267,982
Property and equipment, net	108,062	105,335
Income taxes receivable	-	3,757
Software and other intangible assets, net	28,270	20,020
Goodwill	280,122	279,907

	$4,003,539	$3,621,251

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$76,616	$63,109
Accrued liabilities	166,779	163,214
Income taxes payable	8,207	-
Deferred income tax liability	241,087	202,857
Public liability and property damage	100,613	88,176
Vehicle debt and obligations	2,724,952	2,500,426

Total liabilities	3,318,254	3,017,782

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 26,921,843 and 25,910,030 issued, respectively, and 25,370,243 and 25,039,730 outstanding, respectively	269	259
Additional capital	774,390	748,261
Accumulated deficit	(61,804)	(120,157)
Accumulated other comprehensive income (loss)	17,148	(2,688)
Treasury stock, at cost (1,551,600 and 870,300 shares, respectively)	(44,718)	(22,206)

Total stockholders’ equity	685,285	603,469

	$4,003,539	$3,621,251

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2003	24,599,890	$246	$717,081	$(190,787)	$(27,059)	-	$-	$499,481
Issuance of common shares for director compensation	3,040	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	102,219	1	2,059	-	-	-	-	2,060
Stock option transactions, including tax benefit	446,844	5	7,929	-	-	-	-	7,934
Purchase of common stock for the treasury	-	-	-	-	-	(236,000)	(5,809)	(5,809)
Performance share incentive plan	-	-	1,723	-	-	-	-	1,723
Issuance of common stock in settlement of vested performance shares	40,019	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	454	-	-	-	-	454
Issuance of common shares	4,929	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	19,840	-	-	-	19,840
Interest rate swap	-	-	-	-	5,430	-	-	5,430
Foreign currency translation	-	-	-	-	2,284	-	-	2,284

Total comprehensive income	-	-	-	19,840	7,714	-	-	27,554

BALANCE, DECEMBER 31, 2003	25,196,941	252	729,306	(170,947)	(19,345)	(236,000)	(5,809)	533,457
Issuance of common shares for director compensation	1,596	-	43	-	-	-	-	43
Issuance of common shares for 401(k) company match	40,657	1	1,070	-	-	-	-	1,071
Stock option transactions, including tax benefit	619,089	6	13,531	-	-	-	-	13,537
Purchase of common stock for the treasury	-	-	-	-	-	(634,300)	(16,397)	(16,397)
Performance share incentive plan	-	-	3,705	-	-	-	-	3,705
Issuance of common stock in settlement of vested performance shares	48,247	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	606	-	-	-	-	606
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	50,790	-	-	-	50,790
Interest rate swap	-	-	-	-	14,801	-	-	14,801
Foreign currency translation	-	-	-	-	1,856	-	-	1,856

Total comprehensive income	-	-	-	50,790	16,657	-	-	67,447

BALANCE, DECEMBER 31, 2004	25,910,030	259	748,261	(120,157)	(2,688)	(870,300)	(22,206)	603,469
Issuance of common shares for director compensation	1,214	-	42	-	-	-	-	42
Stock option transactions, including tax benefit	978,831	10	21,544	-	-	-	-	21,554
Purchase of common stock for the treasury	-	-	-	-	-	(681,300)	(22,512)	(22,512)
Performance share incentive plan	-	-	3,699	-	-	-	-	3,699
Issuance of common stock in settlement of vested performance shares	28,268	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	844	-	-	-	-	844
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	58,353	-	-	-	58,353
Interest rate swap	-	-	-	-	18,133	-	-	18,133
Foreign currency translation	-	-	-	-	1,703	-	-	1,703

Total comprehensive income	-	-	-	58,353	19,836	-	-	78,189

BALANCE, DECEMBER 31, 2005	26,921,843	$269	$774,390	$(61,804)	$17,148	(1,551,600)	$(44,718)	$685,285

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,353	$50,790	$19,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	297,158	299,750	376,461
Non-vehicle depreciation	20,709	18,021	15,382
Net (gains)/losses from disposition of revenue-earning vehicles	(41,431)	(22,987)	1,925
Amortization	6,088	5,547	5,637
Interest income earned on restricted cash and investments	(11,045)	-	-
Performance share incentive and restricted stock plan	4,543	4,311	2,177
Net losses from sale of property and equipment	51	246	104
Provision for losses on receivables	4,334	2,596	4,729
Deferred income taxes	31,217	35,379	22,815
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	11,964	(3,757)	61,314
Receivables	(10,979)	(21,964)	110,154
Prepaid expenses and other assets	6,068	(11,971)	(1,728)
Accounts payable	8,320	14,594	(5,145)
Accrued liabilities	13,361	11,644	13,358
Public liability and property damage	12,437	31,882	16,788
Other	1,422	1,041	1,036

Net cash provided by operating activities	412,570	415,122	644,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,919,650)	(3,527,250)	(3,441,116)
Proceeds from sales	3,715,818	3,117,202	2,915,515
Net change in restricted cash and investments	(319,030)	81,332	(201,698)
Property, equipment and software:
Purchases	(31,766)	(31,079)	(22,423)
Proceeds from sales	3,282	34	39
Acquisition of businesses, net of cash acquired	(5,224)	(77,789)	(36,882)

Net cash used in investing activities	(556,570)	(437,550)	(786,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	5,450,924	4,626,613	5,370,679
Payments	(5,226,403)	(4,577,878)	(5,179,583)
Issuance of common shares	17,016	11,742	10,054
Purchase of common stock for the treasury	(22,512)	(16,397)	(5,809)
Financing issue costs	(5,179)	(9,205)	(5,102)

Net cash provided by financing activities	213,846	34,875	190,239

CHANGE IN CASH AND CASH EQUIVALENTS	69,846	12,447	48,521

CASH AND CASH EQUIVALENTS:
Beginning of year	204,453	192,006	143,485

End of year	$274,299	$204,453	$192,006

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):

Income taxes to (from) taxing authorities	$(751)	$2,186	$(67,236)

Interest	$99,450	$91,735	$88,581

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$42	$43	$60

Receivables from capital lease of vehicles to franchisees	$1,106	$11,735	$42,222

Purchases of property, equipment and software included in accounts payable	$5,187	$-	$-

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

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

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company to Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) and Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG Canada has a partnership agreement with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereinafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereinafter as “Thrifty”. Intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds are restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle disposals. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $11,045,000, $4,333,000 and $3,214,000, for 2005, 2004 and 2003, respectively, and remains in restricted cash and investments.

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

Revenue-Earning Vehicles – Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 70% to 85% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 15% to 30% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). Also, the Company may convert vehicles originally acquired as Program Vehicles to Non-Program Vehicles on an opportunistic basis to lower vehicle depreciation costs. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average holding term for vehicles is seven to nine months.

Property and Equipment – Property and equipment are recorded at cost and are depreciated or amortized using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives range from ten to thirty years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

Software and Other Intangible Assets – Software and other intangible assets are recorded at cost and amortized using the straight-line method primarily over five years. The remaining useful life of all software and other intangible assets is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

Reacquired franchise rights, established upon reacquiring a previously franchised location, are not amortized as they have an indefinite life, rather they are tested annually for impairment in accordance with Emerging Issues Task Force ("EITF") No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination" ("EITF No. 04-1") (Note 8).

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

Accounts Payable – Book overdrafts of $26,935,000 and $20,712,000 are included in accounts payable at December 31, 2005 and 2004, respectively.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its amendments which establish accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. Beginning in 2001 and continuing through 2005, the Company entered into interest rate swap agreements, which qualify for hedge accounting treatment under SFAS No. 133 (Note 11).

Public Liability and Property Damage – Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2005.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $35,269,000, $36,664,000 and $25,465,000, for 2005, 2004 and 2003, respectively.

Thrifty’s primary advertising is conducted by a historically unconsolidated affiliated entity, Thrifty National Ad. The Company began consolidating the operations of Thrifty National Ad effective April 1, 2004, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (See “Variable Interest Entity”). Thrifty made payments of $2,162,000 in the first quarter of 2004 and $7,187,000 in 2003, to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services such as information technology and accounting services, totaling $733,000 in the first quarter of 2004 and $2,586,000 in 2003, which are recorded as offsets to selling, general and administrative expense. The scope and related charges for these services are negotiated on an annual basis between the Company’s management and designated franchisee members of Thrifty National Ad.

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

Stock-Based Compensation – Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” ("SFAS No. 123") changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, electing the prospective treatment option, which will require recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” ("SFAS No. 148"), an amendment of SFAS No. 123. The Company did not issue stock options in 2005, 2004 or 2003.

At the end of 2004, all stock options became fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based methods of SFAS No. 123 had been applied is not presented for the year ended December 31, 2005. All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 for the 2005, 2004 and 2003 periods.

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance share and restricted stock awards, in the 2004 and 2003 periods presented (in thousands, except per share data):

	December 31,

	2004	2003

Net income, as reported	$50,790	$19,840

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	2,509	1,154

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(2,755)	(2,072)

Pro forma net income	$50,544	$18,922

Earnings per share:
Basic, as reported	$2.04	$0.81

Basic, pro forma	$2.03	$0.77

Diluted, as reported	$1.94	$0.78

Diluted, pro forma	$1.93	$0.75

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

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (See "New Accounting Standards").

Variable Interest Entity – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN No. 46(R)”) an interpretation of Accounting Research Bulletin No. 51, “Consolidatd Financial Statements”. FIN No. 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements beginning with the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum  exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN No. 46(R) definition of a business; however, the Company did not provide more than half of each franchisee’s equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN No. 46(R) and are not required to be consolidated into the Company’s financial statements.

New Accounting Standards – Beginning January 1, 2005, the Company adopted the provisions of EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted and will continue to impact the way in which the Company accounts for certain business combination transactions by establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations (Notes 4 and 8).

In April 2005, the FASB adopted Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” from FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event and requires the recognition of such conditional obligations even though uncertainty exists. The Company adopted FIN No. 47 at December 31, 2005. Adoption of FIN No. 47 did not have a material effect on the consolidated financial statements of the Company.

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

SFAS No. 123(R) eliminates the intrinsic value measurement method of accounting in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company adopted the “modified prospective” method under SFAS No. 123(R) as required on January 1, 2006. The adoption did not have a material effect on the consolidated financial statements of the Company.

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

As discussed in Note 6, the Company changed its method of accounting for Promotional Payments received under its Vehicle Supply Agreement (“VSA”). In October, 2003, the Company amended its VSA and implemented the provisions of EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF No. 02-16”). Under EITF No. 02-16, effective with the amendment to the VSA, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of vehicle depreciation expense. Under the new method, the promotional payments are recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF No. 02-16, the effect of this change was accounted for prospectively as a change in estimate beginning in October 2003. Accordingly, there is no cumulative effect of a change in accounting method and the Company incurred additional direct vehicle and operating expense of $26,598,000, partially offset by reduced vehicle depreciation expense of $4,476,000 in the quarter ended December 31, 2003. The effect of this change was to reduce income before income taxes for the year ended December 31, 2003 by $22,122,000 and net income by $13,273,000 or $0.52 per diluted share. As this change has been accounted for as a change in estimate, no reclassification has been made in the consolidated financial statements for the years ended December 31, 2003 to conform to the classifications used for the year ended December 31, 2004 and 2005.

4.	ACQUISITIONS

In 2005, the Company acquired certain assets and assumed certain liabilities relating to 12 locations from former franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida; San Jose, California; Baton Rouge and New Orleans, Louisiana and Albuquerque and Santa Fe, New Mexico for the Thrifty brand. During 2004, the Company acquired certain assets and assumed certain liabilities relating to 24 locations from former franchisees in Aspen, Greensboro, Raleigh-Durham, Ft. Myers, Orlando, Tampa, Chicago, Corpus Christi, Los Angeles, San Diego, Boise and Orange County for the Thrifty brand and in Aspen, Boise and Vancouver, British Columbia, Canada, for the Dollar brand. During 2003, the Company acquired certain assets and assumed certain liabilities of 59 locations from former franchisees in Hawaii, Manchester, Atlanta, Houston, Las Vegas, Memphis, Detroit, Cleveland, Miami, Ft. Lauderdale, West Palm Beach, Hartford, Ontario, California; and Edmonton, Alberta, Canada for the Thrifty brand and the master franchise rights in Canada for the Dollar brand. Total cash paid, net of cash acquired, for these acquisitions was $5,224,000, $77,789,000 and $36,882,000 in 2005, 2004 and 2003, respectively.

Beginning January 1, 2005, the Company adopted the provisions of EITF No. 04-1. EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. For the year ended December 31, 2005, the Company recognized an unamortized intangible asset for reacquired franchise rights totaling $3,542,000 (Note 8).

The Company did not recognize any goodwill related to the acquisition transactions during 2005. The goodwill recognized in the acquisition transactions completed during 2004 and 2003 totaled $75,549,000 and $37,802,000, respectively. Reacquired franchise rights and goodwill are both deductible for tax purposes. The Company may have an adjustment or subsequent settlement to the purchase price of an acquisition affecting the recorded amount of goodwill or reacquired franchise rights and the allocation of the purchase price. Historically, these purchase price adjustments have not been material. Each of the acquisitions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the consolidated statements of income of the Company. Acquisitions made in each year are not material individually or collectively to amounts presented for each of the years ended December 31, 2005, 2004 and 2003.

5.	RECEIVABLES

Receivables consist of the following:

	December 31,

	2005	2004
	(In Thousands)
Trade accounts receivable	$130,953	$103,269
Notes receivable	1,448	1,910
Financing receivables, net	898	5,035
Due from DaimlerChrysler	88,428	88,110
Fair value of interest rate swap	20,903	-
Other vehicle manufacturer receivables	1,182	12,371

	243,812	210,695
Less allowance for doubtful accounts	(20,606)	(16,143)

	$223,206	$194,552

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

Financing receivables arise from direct financing and sales-type leases of vehicles with franchisees. These receivables principally have terms up to one year and are collateralized by the vehicles. Direct financing and sales-type lease receivables are presented net of unearned income.

Due from DaimlerChrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 11).

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days.

6.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2005	2004
	(In Thousands)
Revenue-earning vehicles	$2,354,426	$2,403,451
Less accumulated depreciation	(139,435)	(135,469)

	$2,214,991	$2,267,982

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year and have been extended or renewed as applicable to cover all model years since inception in 1997. The Company is required to purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program. In September 2005, the VSA was amended to enable the Company to acquire vehicles through the 2010 model year. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue–earning vehicles from DaimlerChrysler were $3,454,082,000, $3,008,813,000 and $3,026,386,000 during 2005, 2004 and 2003, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives payments and other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to direct vehicle and operating expense in the consolidated statements of income. Promotional payments under the VSA received through September 30, 2003 have been amortized on a straight-line basis over the respective model year to which the promotional payments relate and were recorded in Due from DaimlerChrysler as earned. As discussed in Note 3, the Company implemented the provisions of EITF No. 02-16 effective with the amendment to the VSA in October 2003, and began recognizing these promotional payments as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery of cost, totaled $842,071,000, $848,518,000 and $732,320,000 in 2005, 2004 and 2003, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $154,029,000, $138,069,000 and $107,048,000 in 2005, 2004 and 2003, respectively, and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet.

Additionally, the Company acquires both Program and Non-Program Vehicles from other manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $9,556,000, $16,921,000 and $8,856,000 for 2005, 2004 and 2003, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next five years for vehicles under operating leases with terms greater than one year total $7,698,000 and are payable as $4,283,000 in 2006, $2,394,000 in 2007, $823,000 in 2008, $198,000 in 2009, and no amount due in 2010.

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2005	2004
	(In Thousands)
Land	$12,814	$15,148
Buildings and improvements	18,929	19,373
Furniture and equipment	80,428	73,598
Leasehold improvements	101,523	89,905
Construction in progress	10,459	12,436

	224,153	210,460
Less accumulated depreciation and amortization	(116,091)	(105,125)

	$108,062	$105,335

8.	SOFTWARE AND OTHER INTANGIBLE ASSETS

	December 31,

	2005	2004
	(In Thousands)
Amortized intangible assets
Software and other intangible assets	$55,305	$44,867
Less accumulated amortization	(30,577)	(24,847)

	24,728	20,020

Unamortized intangible assets
Reacquired franchise rights	3,542	-

Total software and other intangible assets	$28,270	$20,020

As discussed in Note 4, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the year ended December 31, 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2005, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated.

Intangible assets with finite useful lives are amortized over their respective useful lives. The aggregate amortization expense recognized for the software and other intangible assets subject to amortization was $6,088,000, $5,547,000 and $5,637,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2005 for each of the next five years is as follows: $6,600,000, $6,100,000, $5,000,000, $3,900,000 and $2,200,000.

9.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2005, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows:

	December 31,

	2005	2004
	(In Thousands)
Beginning balance	$279,907	$203,861
Goodwill through acquisitions or purchase price adjustments during the year	-	75,549
Effect of change in rates used for foreign currency translation	215	497

Ending balance	$280,122	$279,907

As referenced in Note 8, the Company adopted EITF No. 04-1 on January 1, 2005 which impacts the way in which the Company accounts for business combination transactions through establishing a separately identifiable intangible asset, other than goodwill, for reacquired franchise rights.

10.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2005	2004

Asset backed notes:
2005 Series notes	$400,000	$-
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2002 Series notes	-	350,000
2001 Series notes	233,333	350,000
1999 Series notes	-	26,667
1997 Series notes	-	110,548

	1,508,333	1,712,215
Discounts on asset backed notes	(41)	(1)

Asset backed notes, net of discount	1,508,292	1,712,214
Conduit Facility	375,000	350,000
Commercial paper, net of discount of $2,554 and $467	561,155	155,573
Other vehicle debt	166,183	174,594
Limited partner interest in limited partnership	114,322	108,045

Total vehicle debt and obligations	$2,724,952	$2,500,426

Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in April 2005 (the “2005 Series notes”), May 2004 (the “2004 Series notes”), March 2003 (the “2003 Series notes”), June 2002 (the “2002 Series notes”), March 2001 (the “2001 Series notes”), April 1999 (the “1999 Series notes”) and December 1997 (the “1997 Series notes”).

The 2005 Series notes are comprised of $110 million 4.59% fixed rate notes and $290 million of floating rate notes with an interest rate of LIBOR plus 0.17% (4.55% at December 31, 2005). In conjunction with the issuance of the 2005 Series notes, the Company also entered into interest rate swap agreements (Note 11) to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate.

The 2004 Series notes are floating rate notes that were converted to a fixed rate of 4.20% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2003 Series notes are floating rate notes that were converted to a fixed rate of 3.64% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 2002 Series notes were floating rate notes with an interest rate of LIBOR plus 0.64% (3.06% at December 31, 2004). In conjunction with the issuance of the 2002 Series notes, the Company entered into an interest rate swap agreement (Note 11) to convert one-half of this floating rate debt to a fixed rate of 4.77%. During 2005, the 2002 Series notes were paid in full.

The 2001 Series notes are floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 1999 Series notes were comprised of fixed rate notes, with rates ranging from 6.5% to 7.1%. During 2005, the 1999 Series notes were paid in full.

The 1997 Series notes were comprised of $99,413,000 of fixed rate notes outstanding at the end of 2004, with rates ranging from 6.60% to 6.70% and $11,135,000 of floating rate notes outstanding at the end of 2004, with an interest rate of LIBOR plus 1.05% (3.47% at December 31, 2004). During 2005, the 1997 Series notes were paid in full.

The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The asset backed notes mature from 2006 through 2010 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

Conduit Facility – On March 30, 2005, the asset backed Variable Funding Note Purchase Facility (the “Conduit”) was renewed for another 364-day period and increased to $375,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market–based commercial paper rates (4.65% and 2.63% at December 31, 2005 and 2004, respectively). The Company had $375,000,000 and $350,000,000 outstanding under the Conduit at December 31, 2005 and 2004, respectively.

Commercial Paper – On March 30, 2005, the commercial paper program (the “Commercial Paper Program”), representing $640,000,000 of borrowing as a part of the existing asset backed note program, was renewed for another 364-day period. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $560,000,000 liquidity facility (the “Liquidity Facility”) to support the Commercial Paper Program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 4.25% to 4.47% at December 31, 2005 and 2.24% to 2.49% at December 31, 2004 and matured within 60 days of December 31, 2005.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $151,738,000 from vehicle manufacturers at December 31, 2005, and $146,000,000 in capacity from various banks at December 31, 2005. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 6.23% and 4.34% at December 31, 2005 and 2004, respectively. These lines of credit are primarily renewable annually.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles. On June 21, 2005, the Partnership Agreement of the Partnership was renewed for another five years to extend the expiration date to May 31, 2010. In addition, the Limited Partner funding commitment to the Partnership was increased from CND$235,000,000 to CND$300,000,000 (approximately US$258,000,000 at December 31, 2005), which is funded through issuance and sale of notes in the Canadian commercial paper market.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner. The income share of the Limited Partner, which amounted to $4,219,000, $3,018,000 and $3,011,000 for the years ended December 31, 2005, 2004 and 2003, respectively, is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants. DTG Canada was in compliance with all such covenants and requirements at December 31, 2005.

Expected repayments of vehicle debt and obligations outstanding at December 31, 2005 are as follows:

	2006	2007	2008	2009	2010
	(In Thousands)

Asset backed notes	$295,833	$312,500	$500,000	$-	$400,000
Conduit Facility	375,000	-	-	-	-
Commercial paper	563,709	-	-	-	-
Other vehicle debt	166,183	-	-	-	-
Limited partner interest	114,322	-	-	-	-

Total	$1,515,047	$312,500	$500,000	$-	$400,000

Revolving Credit Facility

The Company has a $300 million five-year, senior secured revolving credit facility (the “Revolving Credit Facility”) that expires April 1, 2009. The Revolving Credit Facility provides up to $300,000,000 for letters of credit and a sublimit of up to $100,000,000 for working capital borrowings. As of December 31, 2005, the Company is required to pay a 0.30% commitment fee on the unused available line, a 1.75% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolving Credit Facility is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolving Credit Facility contains various restrictive covenants, including maintenance of certain financial ratios consisting of fixed charge and leverage ratios and certain limitations on cash dividends and share repurchases. As of December 31, 2005, the Company is in compliance with all covenants.

The Company had letters of credit of $135,805,000 and $159,201,000 and no working capital borrowings outstanding under the Revolving Credit Facility at December 31, 2005 and 2004, respectively.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2005, to convert variable interest rates on a total of $1.3 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through June 2010, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which were assets, included in receivables, of approximately $20,903,000 at December 31, 2005, and were liabilities, included in accrued liabilities, of approximately $8,822,000 at December 31, 2004. The Company recorded the related income of $18,133,000, $14,801,000 and $5,430,000 in 2005, 2004, and 2003, respectively, which is net of income taxes, in comprehensive income on the consolidated statement of stockholders’ equity and comprehensive income. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized to earnings. Based on projected market interest rates, the Company estimates the net amount of approximately $6,929,000 million of the net deferred gain at December 31, 2005 is expected to be reclassified to the consolidated statements of income within the next twelve months.

12.	STOCKHOLDERS’ RIGHTS PLAN

On July 23, 1998, the Company adopted a stockholders’ rights plan. The rights were issued on August 3, 1998, to stockholders of record on that date, and will expire on August 3, 2008, unless earlier redeemed, exchanged or amended by the Board of Directors.

The plan provides for the issuance of one right for each outstanding share of the Company’s common stock. Upon the acquisition by a person or group of 15% or more of the Company’s outstanding common stock, the rights generally will become exercisable and allow the stockholder, other than the acquiring person or group, to ultimately acquire common stock and the related voting rights at a steeply discounted price.

The plan also includes an exchange option after the rights become exercisable. The Board of Directors may effect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company’s common stock for each right. The Board of Directors may redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable.

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect EPS.

13.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2005	2004	2003
	(In Thousands, Except Share and Per Share Data)
Income before cumulative effect of a change in accounting principle	$58,353	$47,060	$19,840

Basic EPS:
Weighted average common shares	25,120,617	24,947,791	24,537,787

Basic EPS	$2.32	$1.89	$0.81

Diluted EPS:
Weighted average common shares	25,120,617	24,947,791	24,537,787

Shares contingently issuable:
Stock options	351,260	432,985	325,686
Performance awards	613,616	561,641	265,605
Shares held for compensation plans	181,747	175,888	197,179
Director compensation shares deferred	138,230	104,480	67,324

Shares applicable to diluted	26,405,470	26,222,785	25,393,581

Diluted EPS	$2.21	$1.79	$0.78

At December 31, 2005 and 2004, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares. At December 31, 2003, options to purchase 107,900 shares of common stock were outstanding but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

14.	EMPLOYEE BENEFIT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company fully matches the employee’s contribution up to 6% of the employee’s eligible compensation, subject to statutory limitations, of which 50% is in cash and 50% is in company stock. The Company stock match is immediately available for transfer or sale at the employee’s discretion. In 2006, the Company will continue to match up to 6% of the employee’s eligible compensation, but 100% of the match will be in cash. Effective February 1, 2006, the Company no longer offers its Company stock as an investment option in the retirement savings plan for future contributions or transfers. Contributions expensed by the Company totaled $5,718,000, $4,611,000 and $3,295,000 in 2005, 2004 and 2003, respectively.

Included in accrued liabilities at December 31, 2005 and 2004 is $4,372,000 and $3,415,000, respectively, for employee health claims, which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.

The Company has bonus and profit sharing plans for all employees based on Company performance. Expense related to these plans was $14,163,000, $11,599,000 and $7,833,000 in 2005, 2004 and 2003, respectively.

Deferred Compensation and Retirement Plans

The Company has deferred compensation and retirement plans providing key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. The Company also contributes annually to the retirement plan. However, on December 2, 2004, the Company discontinued the retirement plan for any new key executives. Any such new key executives will instead receive a contribution to the deferred compensation plan of 15% of participant cash compensation.

Participants become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $32,758,000 and $28,704,000 as of December 31, 2005 and 2004, respectively. Expense related to these plans totaled $2,766,000, $2,850,000 and $2,738,000 in 2005, 2004 and 2003, respectively.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employee and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. During 2005, the Company amended and restated the LTIP by authorizing an additional 795,000 shares and eliminating an automatic share increase feature that previously allowed for the number of shares reserved to increase by 10% of any newly issued shares. At December 31, 2005, the Company’s common stock authorized for issuance under the LTIP was 2,818,107 shares. The Company has 302,045 shares available for future LTIP awards at December 31, 2005 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors. The exercise prices for non-qualified option rights are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The non-qualified option rights vest in three equal annual installments commencing on the first anniversary of the grant date and have a term not exceeding ten years from the date of grant. The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

		Weighted
	Number of	Average
	Shares	Exercise
	(In Thousands)	Price

Outstanding at December 31, 2002	3,025	$17.20

Granted	-	-
Exercised	(447)	16.60
Canceled	(13)	12.86

Outstanding at December 31, 2003	2,565	17.33

Granted	-	-
Exercised	(619)	17.17
Canceled	(7)	13.73

Outstanding at December 31, 2004	1,939	17.39

Granted	-	-
Exercised	(979)	17.35
Canceled	(4)	15.64

Outstanding at December 31, 2005	956	$17.44

Options exercisable at:
December 31, 2005	956	$17.44
December 31, 2004	1,939	$17.39
December 31, 2003	2,354	$17.85

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $19.1875	471	4.69	$14.42	471	$14.42

$19.375 - $20.50	379	4.12	19.63	379	19.63

$21.1875 - $23.90	106	5.30	22.99	106	22.99

$10.50 - $23.90	956	4.53	$17.44	956	$17.44

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2005, 2004 and 2003 established a target number of shares that generally vest three years from the grant date. The number of performance shares ultimately earned is expected to range from zero to 200% of the target award, depending on the level of corporate performance each year. Any performance share installments not earned as of a given anniversary date are forfeited. Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares. The Company recognized compensation costs of $3,699,000, $3,705,000 and $1,723,000 in 2005, 2004 and 2003, respectively for performance shares.

On January 31, 2005 and 2004 and February 14, 2003, the entire 2002 grant of performance shares earned in 2002, net of forfeitures, totaling approximately 28,000, 49,000 and 40,000 shares vested, respectively, were settled through the issuance of common stock totaling approximately $638,000, $1,200,000 and $700,000, respectively. Substantially all of these shares were directed to the deferred compensation plan by the Company at the request and for the benefit of the employees.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. In 2005, 2004 and 2003, non-employee directors were granted 24,500, 24,500 and 25,929 restricted stock units, respectively, which vested on December 31, 2005, 2004 and 2003, respectively. The Company recognized compensation costs of $844,000, $606,000 and $454,000 in 2005, 2004 and 2003, respectively, for restricted stock units.

15.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In 2005, the Company repurchased 681,300 shares of common stock at an average price of $33.04 per share totaling $22,512,000. During the third quarter of 2005, the Company suspended the share repurchase program. This suspension remained in effect throughout the remainder of 2005. During 2004, the Company repurchased 634,300 shares of common stock at an average price of $25.85 per share totaling $16,397,000. Since inception of the share repurchase program, the Company has repurchased 1,551,600 shares of common stock at an average price of $28.82 per share totaling approximately $44.7 million, all of which were made in open market transactions (Note 21).

16.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2005	2004	2003
	(In Thousands)
Current:
Federal	$10,000	$-	$-
State and local	826	(1,857)	(6,219)
Foreign	424	286	295

	11,250	(1,571)	(5,924)

Deferred:
Federal	25,409	28,232	19,648
State and local	5,808	7,147	3,681

	31,217	35,379	23,329

	$42,467	$33,808	$17,405

Deferred tax assets and liabilities consist of the following:

		December 31,

		2005	2004
		(In Thousands)
Deferred tax assets:
Public liability and property damage		$37,434	$32,421
Allowance for doubtful accounts and notes receivable		8,433	6,247
Other accrued liabilities		49,188	47,041
Federal and state NOL carryforwards		215,173	313,527
Interest rate swap		-	3,441
AMT credit carryforward		10,000	-
Canadian NOL carryforwards		17,046	11,456
Canadian depreciation		912	892
Other Canadian temporary differences		-	1,679

		338,186	416,704
Valuation allowance		(17,452)	(14,027)

Total		$320,734	$402,677

Deferred tax liabilities:
Depreciation		$539,994	$598,099
Interest rate swap		8,152	-
Other Canadian temporary differences		506	-
Other		13,169	7,435

Total		$561,821	$605,534

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2005, the Company has federal net operating loss carryforwards of approximately $540,000,000 available to offset future taxable income in the U.S., which expire beginning in 2022 through 2024. At December 31, 2005, DTG Canada has net operating loss carryforwards of approximately $48,000,000 available to offset future taxable income in Canada, which expire beginning in 2008 through 2015. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$35,287	35.0%	$28,303	35.0%	$13,036	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	4,312	4.3%	3,438	4.3%	1,755	4.7%
Foreign losses	1,892	1.9%	1,606	2.0%	1,377	3.7%
Foreign taxes	424	0.4%	286	0.3%	295	0.8%
Other	552	0.5%	175	0.2%	942	2.5%

Total	$42,467	42.1%	$33,808	41.8%	$17,405	46.7%

17.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and investments, interest rate swaps, DaimlerChrysler receivables and trade receivables. The Company limits its exposure on cash and cash equivalents and restricted cash and investments by investing in highly rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions. Receivables from DaimlerChrysler, the Company's primary vehicle supplier, consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs. The Company’s financial condition and results of operations would be materially adversely affected if DaimlerChrysler were unable to meet its obligations to the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies.

Cash and Cash Equivalents, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Public Liability and Property Damage – The carrying amounts of these items are a reasonable estimate of their fair value.

Vehicle Debt and Obligations – The fair value of floating-rate debt, which includes amounts subject to an interest rate swap from floating-rate debt to fixed-rate debt, approximates the carrying value as these instruments are at current market interest rates. At December 31, 2005, the fair value of the asset backed notes with fixed interest rates was less than the carrying value by approximately $1,313,000.

Letters of Credit – The letters of credit have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2005	2004	2003
	(In Thousands)

Rent	$42,092	$35,914	$29,280
Concession expenses:
Minimum fees	67,426	57,247	44,942
Contingent fees	40,932	39,935	32,914

	150,450	133,096	107,136

Less sublease rental income	(940)	(823)	(1,440)

Total	$149,510	$132,273	$105,696

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2005 are presented in the following table:

	Company-Owned Stores Concession Fees	Operating Leases	Total

	(In Thousands)
2006	$54,375	$35,575	$89,950
2007	50,275	30,992	81,267
2008	34,187	25,892	60,079
2009	21,308	16,607	37,915
2010	15,544	10,889	26,433
Thereafter	83,892	65,868	149,760

	259,581	185,823	445,404
Less sublease rental income	-	(1,134)	(1,134)

	$259,581	$184,689	$444,270

Public Liability and Property Damage

The Company is self insured for a portion of public liability and property damage claims. In general, the Company retained the risk for the first $2,000,000 of loss per occurrence in 2005, 2004 and 2003 with an additional exposure for losses above these limits up to an aggregate amount of $3,000,000 ($7,000,000 for the period August 2002 through July 2003). The Company maintains insurance for losses above these levels. On August 10, 2005, the federal "Highway Bill" was signed into law, which removed unlimited vicarious liability for vehicle rental and leasing companies. This law change limits the Company's exposure for liability insurance to state minimum financial responsibility amounts. In 2005, the Company's insurance costs decreased approximately $6,000,000 due to the law change. Additionally, in 2003, and continuing through 2005, the Company began retaining the risk of loss on supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The accrual for public liability and property damage includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2005 and 2004, these amounts have been discounted at 4.4% and 3.3%, (assumed risk free rate) respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $5,877,000 and $4,141,000 at December 31, 2005 and 2004, respectively. Estimated future payments of public liability and property damage as of December 31, 2005 are as follows (in thousands):

2006	$42,242
2007	23,799
2008	17,941
2009	11,409
2010	6,181
Thereafter	4,918

Aggregate undiscounted public liability and property damage	106,490
Effect of discounting	(5,877)

$100,613

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

Other

The Company is party to a data processing services agreement which requires payments totaling approximately $5,000,000 annually from 2006 through 2010. The Company also has a telecommunications contract which will require payments totaling $1,800,000 for 2006. Additionally, the Company has software maintenance agreements which require payments totaling $284,000 in 2006.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $8,554,000 and $8,602,000 at December 31, 2005 and 2004, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. At December 31, 2005, there were no such guarantees on behalf of franchisees. As of December 31, 2004, the maximum future payments under these guarantees were $102,000. As of December 31, 2004, the Company had not recognized a liability for these guarantees issued or modified after December 31, 2002 due to the absence of any fair value at inception of the guarantee as the likelihood of a triggering event was not probable.

At December 31, 2005, the Company had outstanding vehicle purchase commitments of approximately $1,557,073,000.

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

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2005	2004	2003
	(In Thousands)

Revenues:
United States	$1,428,442	$1,344,734	$1,162,555
Foreign countries	94,013	79,246	65,331

	$1,522,455	$1,423,980	$1,227,886

Long-lived assets:
United States	$404,720	$393,972	$306,162
Foreign countries	11,734	11,290	10,225

	$416,454	$405,262	$316,387

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets include property and equipment, software and other intangible assets and goodwill.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2005 and 2004 follows:

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005 Total

	(In Thousands Except Per Share Amounts)

Revenues	$342,800	$367,676	$456,746	$355,233	$1,522,455
Operating income	$43,681	$43,377	$72,291	$29,679	$189,028
Net income	$12,975	$11,346	$28,395	$5,637	$58,353
Earnings per share (1)
Basic	$0.52	$0.45	$1.13	$0.22	$2.32
Diluted	$0.49	$0.43	$1.07	$0.21	$2.21

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2004 Total

	(In Thousands Except Per Share Amounts)

Revenues	$298,708	$354,940	$421,146	$349,186	$1,423,980
Operating income	$25,397	$53,819	$66,794	$25,726	$171,736
Income before cumulative effect of a change in accounting principle	$2,757	$17,908	$25,034	$1,361	$47,060
Net income	$6,487	$17,908	$25,034	$1,361	$50,790
Earnings per share, before cumulative effect of a change in accounting principle (1)
Basic	$0.11	$0.72	$1.00	$0.05	$1.89
Diluted	$0.11	$0.68	$0.96	$0.05	$1.79

Operating income in the table above represents pretax income before interest.

(1) Since basic and diluted earnings per share are computed independently for each period and category, total per share amounts may not equal the sum of the respective categories.

21.	SUBSEQUENT EVENTS

On February 1, 2006, the Company announced the acquisition of its Dollar franchisee in Tulsa and Oklahoma City, Oklahoma and Nashville, Tennessee.

On February 1, 2006, the Company increased its existing Conduit from $375 million to $525 million for its remaining term to expire March 28, 2006.

On February 9, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program, which will extend through December 31, 2008, to replace the existing $100 million program.

On March 9, 2006, the Revolving Credit Facility was amended to, among other things, increase the annual level of allowable share repurchases, increase self-insurance retention limits and increase the level of spending for non-vehicle capital assets.

In March 2006, the Company increased its retained risk of loss for public liability and property damage to $4 million per occurrence with an additional aggregate exposure of $7 million for losses above this level.

******

SCHEDULE II

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Year	Income		Deductions	Year
	(In Thousands)

2005

Allowance for doubtful accounts	$16,143	$4,334		$129	$20,606

Public liability and property damage	$88,176	$56,049		$(43,612)	$100,613

Valuation allowance for deferred tax assets	$14,027	$3,425		$-	$17,452

2004

Allowance for doubtful accounts	$12,763	$3,496	(1)	$(116)	$16,143

Public liability and property damage	$56,294	$51,666		$(19,784)	$88,176

Valuation allowance for deferred tax assets	$12,678	$1,349		$-	$14,027

2003

Allowance for doubtful accounts	$19,529	$4,729		$(11,495)	$12,763

Public liability and property damage	$39,506	$37,745		$(20,957)	$56,294

Valuation allowance for deferred tax assets	$9,358	$3,320		$-	$12,678

(1)

Amount includes 2004 bad debt expense of $2,596,000 and $900,000 relating to the March 31, 2004 balance of the allowance for doubtful accounts on Thrifty National Ad due to the adoption of FIN No. 46(R).

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this report.

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

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, have issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

b)	Attestation Report of the Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 14, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2006

c)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2005, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2005, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2005, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2005, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2005, 2004 and 2003 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
3.2	Amended and Restated By-Laws of DTG, as amended, which were approved by the DTG Board of Directors on February 2, 2006**
4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
4.2

Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.10

Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.13

Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.14

Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15

Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16

Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17

Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18

Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19

Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.27

Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.32

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.33

Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.34

Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.35

Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36

Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39

Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.41

Series 2001-1 Supplement to Base Indenture dated as of March 6, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.42

Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.43

Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.44

Note Purchase Agreement dated as of March 6, 2001 among Rental Car Finance Corp., DTG, Deutsche Banc Alex. Brown, JP Morgan Chase & Co., Salomon Smith Barney and Credit Suisse First Boston Corporation, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.45

Enhancement Letter of Credit Application and Agreement dated as of March 6, 2001 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46

Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.47

Collateral Assignment of Exchange Agreement dated as of July 23, 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.50

Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

4.53

Amendment No. 1 to Series 2001-1 Supplement dated as of December 21, 2001 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.55

Amendment No. 5 to Master Motor Vehicle Lease and Servicing Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.56

Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.57

Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.58

Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.59

Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.60

Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62

Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.63

Amendment No. 3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.64

Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.65

Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66

Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.69

Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70

Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.73

Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.75

Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.76

Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.78

Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79

Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.80

Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.83

Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.84

Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.85

Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.86

Amendment No. 3 to Series 2001-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.88

Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.89

Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.90

Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.91

Amendment No. 3 to Amended and Restated Series 1998-1 Supplement dated as of February 24, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.92

Amendment No. 7 to Master Motor Vehicle Lease and Servicing Agreement dated as of February 24, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.94

Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.96

Amendment No. 7 to Series 2000-1 Supplement dated as of March 18, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97

Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.98

Series 2003-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.99

Note Purchase Agreement dated as of March 19, 2003 among Rental Car Finance Corp., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.100

Indemnification Agreement dated as of March 19, 2003 among Rental Car Finance Corp., MBIA Insurance Corporation, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.101

Enhancement Letter of Credit Application and Agreement dated as of March 25, 2003 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.102

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 25, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Ambac Assurance Corporation, MBIA Insurance Corporation, Credit Suisse First Boston, JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.103

Amendment No. 4 to Series 2001-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.106

Amendment No. 8 to Series 2000-1 Supplement dated as of December 10, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.107

Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.110

Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.111

Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.112

Amendment No. 9 to Series 2000-1 Supplement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.113

Amendment No. 8 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.115

Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.116

Amendment No. 4 to Amended and Restated Series 1998-1 Supplement dated as of March 24, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.117

Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.118

Third Amended and Restated Credit Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.119

Series 2004-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.120

Note Purchase Agreement dated as of April 29, 2004 among Rental Car Finance Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc. and ABN AMRO Incorporated, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.121

Enhancement Letter of Credit Application and Agreement dated as of May 5, 2004 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.123

Amendment No. 5 to Amended and Restated Series 1998-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.125

Amendment No. 10 to Series 2000-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.126

Amendment No. 5 to Series 2001-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.128

Amendment No. 1 to Series 2003-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.129

First Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2004, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

4.130

Amendment No. 9 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 6, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

4.131

Amendment No. 8 to Note Purchase Agreement dated as of March 22, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.132

Amendment No. 11 to Series 2000-1 Supplement dated as of March 22, 2005 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association and BNP Paribas, New York Branch, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.133

Amendment No. 10 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 22, 2005 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.134

Extension Agreement dated as of March 22, 2005 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.135

Amendment No. 9 to Liquidity Agreement dated as of March 22, 2005 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission No. 1-13647*

4.136

Amendment No. 6 to Series 2001-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.138

Amendment No. 2 to Series 2003-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.139

Amendment No. 1 to Series 2004-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.140

Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141

Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.142

Enhancement Letter of Credit Application and Agreement dated as of April 21, 2005 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143

Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

5.1

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*

5.2

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-50800, filed November 28, 2000*

5.3

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-128714, filed September 30, 2005*

10.5

Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.8

Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10

Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

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
10.19

Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000, Commission File No. 1-13647*

10.22

Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000, Commission File No. 1-13647*

10.29

Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

10.30

Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.32

Letter agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.34

Employment Continuation Agreement dated as of April 21, 2004 between DTG and Gary L. Paxton, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.35

Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective April 21, 2004, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.36

Letter agreement dated as of July 16, 2004 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.38

Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.39

Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.40

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.41

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.42

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.43

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between Don Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.45

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.46

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.47

Dollar Thrifty Automotive Group, Inc. Summary of Non-Employee Directors’ Compensation Effective 2005 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 10, 2005, Commission File No. 1-13647*

10.53

2005 Deferred Compensation Plan Employee Enrollment Form dated February 17, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed February 23, 2005, Commission File No. 1-13647*

10.54

Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of March 23, 2005 and Adopted by Shareholders on May 20, 2005, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.55

Form of Performance Shares Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.56

Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.57

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Molly Shi Boren, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.58

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Thomas P. Capo, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.59

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Maryann N. Keller, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.60

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward C. Lumley, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.61

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John C. Pope, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.62

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John P. Tierney, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.63

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward L. Wax, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.64

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Gary L. Paxton, President, Chief Executive Officer and director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.65

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Steven B. Hildebrand, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.66

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Donald M. Himelfarb, Senior Executive Vice President and Chief Administrative Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.67

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and R. Scott Anderson, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.68

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John J. Foley, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.69

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and David W. Sparkman, Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.70

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Vicki J. Vaniman, Executive Vice President and General Counsel, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.71

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Pamela S. Peck, Vice President and Treasurer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.72

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.73

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Don Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.74

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.75

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.76

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.77

Deferral agreement regarding 2005 annual incentive compensation plan award dated June 30, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.78

Letter agreement effective as of September 15, 2005 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed September 20, 2005, Commission File No. 1-13647*

10.79

Letter agreement effective as of October 18, 2005 between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc. to purchase additional vehicles for the 2006 model year, filed as the same numbered exhibit with DTG's Form 8-K, filed October 21, 2005, Commission File No. 1-13647*

10.80

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Molly Shi Boren, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.81

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.82

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.83

Notice of Election Regarding Payment of Director’s Fees dated December 2, 2005 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.84

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John C. Pope, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.85

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John P. Tierney, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.86

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Edward L. Wax, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.102

Amendment Number 1 to Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 28, 2005, filed as exhibit 10.80 with DTG's Form 10-Q for the quarterly period ended September 30, 2005, filed November 4, 2005, Commission File No. 1-13647*

10.103

Fifth Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005**

10.104

Fourth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005**

10.105

First Amendment to Executive Option Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005**

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

23.26

Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.3), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-128714, filed September 30, 2005*

23.27

Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800 and Registration No. 333-128714**

31.23	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.24	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.23	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.24	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2006	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By: /s/ GARY L. PAXTON
Name: Gary L. Paxton
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	March 14, 2006
/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer and Chief Financial Officer	March 14, 2006
/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	March 14, 2006
/s/ MOLLY S. BOREN Molly S. Boren	Director	March 14, 2006
/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 14, 2006
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 14, 2006
/s/ JOHN C. POPE John C. Pope	Director	March 14, 2006
/s/ JOHN P. TIERNEY John P. Tierney	Director	March 14, 2006
/s/ EDWARD L. WAX Edward L. Wax	Director	March 14, 2006
/s/ RICHARD W. NEU Richard W. Neu	Director	March 14, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated By-Laws of DTG, as amended, which were approved by the DTG Board of Directors on February 2, 2006
10.103

Fifth Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005

10.104

Fourth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005

10.105

First Amendment to Executive Option Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005

21	Subsidiaries of DTG
23.27

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800 and Registration No. 333-128714

31.23	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.24	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.23	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.24	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002