Form 10-Q
period 2006-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2006-05-05
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes         No   X

The number of shares outstanding of the registrant’s Common Stock as of April 28, 2006 was 24,643,525.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	24

ITEM	4. CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	26

ITEM	1A. RISK FACTORS	26

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	26

ITEM	6. EXHIBITS	27

SIGNATURES	28

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 5, 2006

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

REVENUES:
Vehicle rentals	$332,724	$312,953
Vehicle leasing	12,457	14,526
Fees and services	12,534	12,276
Other	4,876	3,045

Total revenues	362,591	342,800

COSTS AND EXPENSES:

Direct vehicle and operating	194,712	190,677
Vehicle depreciation and lease charges, net	58,426	53,587
Selling, general and administrative	61,998	54,855
Interest expense, net of interest income	16,105	19,494

Total costs and expenses	331,241	318,613

INCOME BEFORE INCOME TAXES	31,350	24,187

INCOME TAX EXPENSE	14,424	11,212

NET INCOME	16,926	12,975

BASIC EARNINGS PER SHARE	$0.68	$0.52

DILUTED EARNINGS PER SHARE	$0.65	$0.49

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS:
Cash and cash equivalents	$256,117	$274,299
Restricted cash and investments	460,640	785,290
Receivables, net	188,164	223,206
Prepaid expenses and other assets	104,665	89,299
Revenue-earning vehicles, net	2,706,846	2,214,991
Property and equipment, net	106,729	108,062
Income taxes receivable	774	-
Software and other intangible assets, net	31,519	28,270
Goodwill	280,091	280,122

	$4,135,545	$4,003,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$58,756	$76,616
Accrued liabilities	162,998	166,779
Income taxes payable	-	8,207
Deferred income tax liability	257,417	241,087
Public liability and property damage	101,379	100,613
Vehicle debt and obligations	2,869,122	2,724,952

Total liabilities	3,449,672	3,318,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,011,425 and 26,921,843 issued, espectively, and 24,858,525 and 25,370,243 outstanding, respectively	270	269
Additional capital	778,329	774,390
Accumulated deficit	(44,878)	(61,804)
Accumulated other comprehensive income	21,896	17,148
Treasury stock, at cost (2,152,900 and 1,551,600 shares, respectively)	(69,744)	(44,718)

Total stockholders’ equity	685,873	685,285

	$4,135,545	$4,003,539

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,926	$12,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	67,642	67,666
Non-vehicle depreciation	5,182	5,034
Net gains from disposition of revenue-earning vehicles	(10,836)	(16,395)
Amortization	1,575	1,386
Performance share incentive plan	2,291	555
Interest income earned on restricted cash and investments	(6,263)	-
Net losses from sale of property and equipment	34	52
Provision for/(recovery of) losses on receivables	(129)	1,004
Deferred income taxes	13,275	12,126
Change in assets and liabilities, net of acquisitions:
Receivables	43,986	20,135
Prepaid expenses and other assets	(9,673)	(9,240)
Accounts payable	(13,646)	(14,095)
Accrued liabilities	(4,252)	4,508
Income taxes payable/receivable	(8,981)	-
Public liability and property damage	766	4,356
Other	(62)	(131)

Net cash provided by operating activities	97,835	89,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,502,611)	(1,351,803)
Proceeds from sales	953,085	986,123
Net change in restricted cash and investments	330,913	351,778
Property, equipment and software:
Purchases	(10,691)	(5,844)
Proceeds from sales	-	2
Acquisition of businesses, net of cash acquired	(1,713)	(2,800)

Net cash used in investing activities	(231,017)	(22,544)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	4,283,937	1,094,097
Payments	(4,139,769)	(1,177,799)
Issuance of common shares	1,649	8,918
Purchase of common stock for the treasury	(25,026)	(11,900)
Financing issue costs	(5,791)	(1,616)

Net cash provided by (used in) financing activities	115,000	(88,300)

CHANGE IN CASH AND CASH EQUIVALENTS	(18,182)	(20,908)

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$256,117	$183,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to/(from) taxing authorities	$10,115	$(898)

Interest	$24,208	$20,447

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$865	$1,106

Purchases of property, equipment and software included in accounts payable	$973	$-

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

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

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 14, 2006 have been followed in preparing the accompanying condensed consolidated financial statements.

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

2.	SHARE-BASED PAYMENT PLANS

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123 (“SFAS No. 148”). Under the prospective method, the Company expensed all stock based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s condensed consolidated statements of financial condition, results of operation or cash flows.

SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur, as was allowed under SFAS No. 123.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employees and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. At March 31, 2006, the Company’s common stock authorized for issuance under the LTIP was 2,707,687 shares. The Company has 275,109 shares available for future LTIP awards at March 31, 2006 after reserving for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $2.3 million and $0.6 million during the three months ended March 31, 2006 and 2005, respectively, for such awards. The Company granted 213,508 target performance shares and 27,511 restricted stock awards during the three months ended March 31, 2006. There were no performance shares or restricted stock awards granted during the three months ended March 31, 2005.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors. The exercise prices for non-qualified option rights are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The fair market value for each award is estimated using a Black-Scholes option valuation. The non-qualified option rights generally vest in three equal annual installments commencing on the first anniversary of the grant-date and have a term not exceeding ten years from the date of grant. The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.

As of the end of 2004, all stock option rights were fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based method of SFAS No. 123 had been applied is not required for the three months ended March 31, 2005. The Company has not granted stock option rights since January 1, 2003.

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2006	956	$ 17.44

Granted	-	-
Exercised	(89)	18.41
Forfeited	(3)	17.19

Outstanding at March 31, 2006	864	$ 17.34	4.31	$ 24,245

Options exercisable at March 31, 2006	864	$ 17.34	4.31	$ 24,245

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2.0 million and $7.5 million, respectively. Total cash received for non-qualified option rights exercised during the three months ended March 31, 2006 and 2005 totaled $1.6 million and $8.9 million, respectively.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	288	4.93	$11.93	288	$11.93

$18.375 - $19.375	410	4.12	19.29	410	19.29

$19.6875 - $23.90	166	3.69	21.89	166	21.89

$10.50 - $23.90	864	4.31	$17.34	864	$17.34

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2006, 2005 and 2004 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. Effective January 1, 2006, the expense related to performance shares is based on a market based condition as defined in SFAS No. 123 (R) for 50% of the target award and 50% of the target award is based on defined performance indicators. For the awards granted in 2006, the grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

Weighted-average expected life (in years)	3
Expected price volatility	30.50%
Risk-free interest rate	4.54%

The target awards granted in 2005 and 2004 were valued at the closing market price of the Company’s common shares at the date of grant.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period. Any performance share installments not earned at the end of the requisite service period are forfeited. The following table presents the status of the Company’s nonvested performance shares as of March 31, 2006 and any changes during the three months ended March 31, 2006:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	814	$ 26.16
Granted	214	45.80
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2006	1,028	$ 30.24

At March 31, 2006, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $13.0 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 2.2 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2006 and 2005, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant. The following table presents the status of the Company’s nonvested restricted stock units as of March 31, 2006 and any changes during the three months ended March 31, 2006:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	-	$ -
Granted	28	38.06
Vested	-	-
Forfeited	-	-

Nonvested at March 31, 2006	28	$ 38.06

At March 31, 2006, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.8 million, which is expected to be recognized over the next nine months.

3.	ACQUISITIONS

During the three months ended March 31, 2006, the Company acquired certain assets and assumed certain liabilities relating to three locations from former Dollar franchisees in Tulsa and Oklahoma City, Oklahoma, and Nashville, Tennessee. Total cash paid during the three months ended March 31, 2006, net of cash acquired for acquisitions, was $1.7 million.

Effective January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”). EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. The Company recognized an additional $2.1 million in unamortized intangible assets for reacquired franchise rights during the three months ended March 31, 2006 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the three months ended March 31, 2006.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Depreciation of revenue-earning vehicles	$67,642	$67,666
Net gains from disposal of revenue-earning vehicles	(10,836)	(16,395)
Rents paid for vehicles leased	1,620	2,316

	$58,426	$53,587

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2006	2005

Net income	$16,926	$12,975

Basic EPS:
Weighted-average common shares	25,059,661	25,050,651

Basic EPS	$0.68	$0.52

Diluted EPS:
Weighted-average common shares	25,059,661	25,050,651
Shares contingently issuable:
Stock options	316,161	439,317
Performance awards	376,034	490,300
Shares held for compensation plans	186,443	178,600
Director compensation shares deferred	165,512	133,399

Shares applicable to diluted	26,103,811	26,292,267

Diluted EPS	$0.65	$0.49

For the three months ended March 31, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Trade accounts receivable	$122,470	$130,953
Notes receivable	1,275	1,448
Financing receivables, net	1,333	898
Due from DaimlerChrysler	54,005	88,428
Fair value of interest rate swap	28,853	20,903
Other vehicle manufacturer receivables	820	1,182

	208,756	243,812
Less: Allowance for doubtful accounts	(20,592)	(20,606)

	$188,164	$223,206

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

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Amortized intangible assets
Software and other intangible assets	$58,055	$55,305
Less accumulated amortization	(32,166)	(30,577)

	25,889	24,728
Unamortized intangible assets
Reacquired franchise rights	5,630	3,542

Total software and other intangible assets	$31,519	$28,270

As discussed in Note 3, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the three months ended March 31, 2006, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2005, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2005, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$280,122
Goodwill through acquisitions or purchase price adjustments during the year	-
Effect of change in rates used for foreign currency translation	(31)

Balance as of March 31, 2006	$280,091

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of March 31, 2006 and December 31, 2005 consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

Asset backed notes:
2006 Series notes	$600,000	$-
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2001 Series notes	58,333	233,333

	1,933,333	1,508,333
Discounts on asset backed notes	(39)	(41)

Asset backed notes, net of discount	1,933,294	1,508,292
Conduit Facility	425,000	375,000
Commercial paper, net of discount of $182 and $2,554	184,539	561,155
Other vehicle debt	211,456	166,183
Limited partner interest in limited partnership	114,833	114,322

Total vehicle debt and obligations	$2,869,122	$2,724,952

On March 28, 2006, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $425 million.

On March 28, 2006, the Company renewed its Commercial Paper Program for another 364-day period at a maximum size of $649 million backed by a renewal of the Liquidity Facility in the amount of $560 million.

On March 28, 2006, RCFC issued $600 million of asset backed notes (the “2006 Series notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2006 Series notes consist of five-year floating rate notes at LIBOR plus 0.18%. In conjunction with the issuance of the 2006 Series notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2011, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which were assets, included in receivables, of approximately $28.9 million and $20.9 million at March 31, 2006 and December

31, 2005, respectively. The Company recorded income of $4.8 million, which is net of income taxes, in total comprehensive income for the three month period ended March 31, 2006 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $9.7 million of net deferred gain will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2006	2005

Net Income	$16,926	$12,975

Interest rate swap adjustment	4,829	11,278
Foreign currency translation adjustment	(81)	(227)

Comprehensive income	$21,674	$24,026

12.	INCOME TAXES

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

For the three months ended March 31, 2006, the overall effective tax rate of 46.0% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the three months ended March 31, 2006, the Company repurchased 601,300 shares of common stock at an average price of $41.62 per share totaling $25,026,000. Since inception of the share repurchase programs, the Company has repurchased 2,152,900 shares of common stock at an average price of $32.40 per share totaling approximately $70 million, all of which were made in open market transactions. At March 31, 2006, the $300 million share repurchase program has $275 million of remaining authorization to be completed by December 31, 2008.

14.	COMMITMENTS AND CONTINGENCIES

Guarantees

The Company may provide guarantees, including certain letters of credit or performance bonds, on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. As of March 31, 2006, there were no guarantees outstanding.

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

15.	SUBSEQUENT EVENTS

The Company announced the acquisition of its Thrifty franchisee locations in Providence, Rhode Island, and Little Rock, Arkansas, effective April 1, 2006, and Cincinnati, Ohio, effective May 1, 2006.

On April 4, 2006, an existing bank line of credit to finance vehicles was renewed and increased from $136 million to $150 million.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months
	Ended March 31,

	2006	2005

	(Percentage of Revenue)
Revenues:
Vehicle rentals	91.8%	91.3%
Vehicle leasing	3.4	4.2
Fees and services	3.5	3.6
Other	1.3	0.9

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	53.7	55.6
Vehicle depreciation and lease charges, net	16.1	15.6
Selling, general and administrative	17.1	16.0
Interest expense, net of interest income	4.5	5.7

Total costs and expenses	91.4	92.9

Income before income taxes	8.6	7.1

Income tax expense	3.9	3.3

Net income	4.7%	3.8%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2006	2005	Change

U.S. and Canada

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	105,707	102,024	3.6%
Number of rental days	8,098,161	7,736,465	4.7%
Vehicle utilization	85.1%	84.3%	0.8 p.p.
Average revenue per day	$41.09	$40.45	1.6%
Monthly average revenue per vehicle	$1,049	$1,022	2.6%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	103,365	102,024	1.3%
Number of rental days	7,932,011	7,736,465	2.5%

Vehicle Leasing Data:

Average number of vehicles leased	9,027	11,558	(21.9%	)
Monthly average revenue per vehicle	$460	$419	9.8%

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

During the first quarter of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The Company also achieved higher vehicle utilization rates and benefited from lower vehicle liability insurance costs, lower interest costs and cost savings initiatives. The increase in revenue along with these cost improvements offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits in the first quarter of 2006 as compared to last year’s first quarter.

Operating Results

The Company had income of $31.4 million before income taxes for the first quarter of 2006, compared to $24.2 million in the first quarter of 2005.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$332.7	$313.0	$19.7	6.3%
Vehicle leasing	12.5	14.5	(2.0)	(14.2%	)
Fees and services	12.5	12.3	0.2	2.1%
Other	4.9	3.0	1.9	60.1%

Total revenues	$362.6	$342.8	$19.8	5.8%

Vehicle rental metrics:
Number of rental days	8,098,161	7,736,465	361,696	4.7%
Average revenue per day	$41.09	$40.45	$0.64	1.6%

Vehicle leasing metrics:
Average number of vehicles leased	9,027	11,558	(2,531)	(21.9%	)
Average monthly lease revenue per unit	$460	$419	$41	9.8%

Vehicle rental revenue for the first quarter of 2006 increased 6.3%, due to a 4.7% increase in rental days totaling $14.6 million and a 1.6% increase in revenue per day totaling $5.1 million. Vehicle rental revenue grew 4.1% due to same store revenue growth and 2.2% due to 2005 franchisee acquisitions that had not yet annualized, 2006 franchisee acquisitions and greenfield locations.

Vehicle leasing revenue for the first quarter of 2006 decreased 14.2%, due to a 21.9% decrease in the average lease fleet totaling $3.1 million, partially offset by a 9.8% increase in the average lease rate totaling $1.1 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Other revenue increased $1.9 million primarily due to an increase of $1.2 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$194.7	$190.7	$4.0	2.1%
Vehicle depreciation and lease charges, net	58.4	53.6	4.8	9.0%
Selling, general and administrative	62.0	54.8	7.2	13.0%
Interest expense, net of interest income	16.1	19.5	(3.4)	(17.4%	)

Total expenses	$331.2	$318.6	$12.6	4.0%

Direct vehicle and operating expenses for the first quarter of 2006 increased $4.0 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 53.7% in the first quarter of 2006, compared to 55.6% in the first quarter of 2005.

The increase in direct vehicle and operating expense in the first quarter of 2006 resulted from the following:

•

Personnel related expenses increased $5.9 million. Salary expenses increased approximately $3.4 million due to higher compensation costs per employee, $1.3 million from increases in the number of employees and $0.9 million related to increased costs in group health insurance.

•	Airport concession expenses increased $1.9 million, which are primarily based on a percentage of revenue generated from the airport facility.

•

Vehicle related costs decreased $2.5 million. This decrease resulted primarily from a decrease in vehicle insurance expense of $4.5 million primarily related to the change in the vicarious liability law, which imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. The decrease in vehicle insurance expense was partially offset by an increase in gasoline expense of $1.3 million.

Net vehicle depreciation and lease charges for the first quarter of 2006 increased $4.8 million. As a percent of revenue, net vehicle depreciation and lease charges were 16.1% in the first quarter of 2006 compared to 15.6% in the first quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

•

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $5.6 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

•	Lease charges, for vehicles leased from third parties, decreased $0.7 million due to a decrease in the average number of units leased.

•

Vehicle depreciation expense was unchanged for the period, resulting primarily from a 1.9% decrease in the average depreciation rate offset by a 1.9% increase in the depreciable fleet. The decrease in depreciation rate was primarily the result of a shift in the fleet to lower cost units including a higher proportion of Non-Program Vehicles, which was partially offset by an increase in depreciation rates on Program Vehicles.

Selling, general and administrative expenses for the first quarter of 2006 increased $7.2 million, resulting from a $6.0 million increase in general and administrative expenses and a $1.2 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 17.1% of revenue in the first quarter of 2006, compared to 16.0% in the first quarter of 2005.

The increase in selling, general and administrative expenses in the first quarter of 2006 resulted from the following:

•

Personnel related expenses increased $2.3 million due to a $0.6 million increase in incentive compensation expense and a $1.7 million increase in performance share expense. The increase in performance share expense was partly due to better performance relative to the metrics under the performance share plans in 2006 as compared to 2005. The remainder of the increase was due to the timing of the expense since the 2006 performance shares were granted during the first quarter of 2006, but the 2005 performance shares were granted during the second quarter of 2005.

•	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.2 million, which is offset in other revenue and, therefore, did not impact net income.

•	Professional fees, including accounting, legal and consulting, increased $2.2 million, primarily due to costs of $1.9 million related to a review of strategic alternatives.

•	Sales and marketing expense increased $1.2 million.

Net interest expense for the first quarter of 2006 decreased $3.4 million due to higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs, partially offset by higher average vehicle debt and higher interest rates. Net interest expense was 4.5% of revenue in the first quarter of 2006, compared to 5.7% in the first quarter of 2005.

The income tax provision for the first quarter of 2006 was $14.4 million. The effective income tax rate in the first quarter was 46.0% compared to 46.4% in the first quarter of 2005. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects continued growth in travel in 2006. Rental rates, which are highly competitive within the rental car industry, are increasing in 2006 and are expected to remain above 2005 levels due to efforts by the industry to increase prices to offset increased fleet costs. Although vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry, the Company believes it has adequate fleet to meet its forecasted growth. Additionally, vehicle manufacturers have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for the 2006 model year. The Company is shifting to a larger proportion of Non-Program Vehicles in its fleet, which will increase its exposure to fluctuations in the used car market. With a strong economy, other costs such as interest rates may continue to rise. Both higher vehicle depreciation and interest costs will negatively impact the Company’s profits unless these increased costs can be passed on to customers through higher rental rates or the Company achieves other cost reductions.

The Company continues to benefit from the removal of unlimited vicarious liability exposure with the passage of the federal Highway Bill. Because this new law was effective in August 2005, the majority of the 2006 year over year cost savings are expected to occur in the first and second quarters. The Company has also implemented several cost savings initiatives that will reduce the Company’s operating and administrative costs in the future. The Company is continuing to pursue franchise acquisitions in 2006 and will increase its investments in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $97.8 million for the three months ended March 31, 2006 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables, which was partially offset by other asset and liability changes. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $231.0 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.5 billion, partially offset by $1.0 billion in proceeds from the sale of used revenue-earning vehicles and the reduction in restricted cash and investments of $330.9 million, due to increases in the rental fleet, during the three months ended March 31, 2006. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $460.6 million at March 31, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $10.7 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $1.7 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $115.0 million primarily due to the issuance of $600.0 million in asset backed notes in March 2006, an increase of $50.0 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility"), and an increase in other existing bank lines of credit of $45.3 million, partially offset by the maturity of asset backed notes totaling $175.0 million, a $376.6 million net decrease in commercial paper and share repurchases totaling $25.0 million under the share repurchase program.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At March 31, 2006, the Company had $70.2 million in letters of credit, including $59.6 million in letters of credit already noted under the Revolving Credit Facility (see Revolving Credit Facility), and $39.2 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at March 31, 2006 was comprised of $1.93 billion in asset backed notes with maturities ranging from 2006 to 2011. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.83 billion bear interest at fixed rates ranging from 3.64% to 6.04%, including certain floating rate notes swapped to fixed rates, and at floating rates on $100 million of LIBOR plus 0.17%. On March 28, 2006, RCFC issued an additional $600 million of five-year asset backed notes consisting of floating rate notes at LIBOR plus 0.18%. In conjunction with the asset backed notes issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

Conduit Facility

Effective March 28, 2006, the Conduit Facility was renewed for another 364-day period with a capacity of $425 million.

Commercial Paper Program and Liquidity Facility

On March 28, 2006, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $649 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At March 31, 2006, the Company had $184.5 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $311.0 million in capacity at March 31, 2006. The Company had $211.5 million in borrowings outstanding under these lines at March 31, 2006. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At March 31, 2006, DTG Canada had approximately CND $134.1 million (US $114.8 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of March 31, 2006, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $167.7 million and no working capital borrowings at March 31, 2006.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2006, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2006, cash and cash equivalents totaled $256.1 million and restricted cash and investments totaled $460.6 million. The Company estimates that, for 2006, approximately 40% of its average debt will bear interest at floating rates.

At March 31, 2006, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2005, which is included under Item 7A of the Company’s most recent Form 10-K, except for the addition of the derivative financial instruments noted in Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the quarter covered by this report.

b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or the subsidiaries involved. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2006 - January 31, 2006	-	$-	-	$55,282,000

February 1, 2006 - February 28, 2006	157,600	$39.03	157,600	$293,849,000	(a)

March 1, 2006 - March 31, 2006	443,700	$42.54	443,700	$274,974,000

Total	601,300		601,300

(a) On February 9, 2006, a new $300 million share repurchase program was authorized, replacing the $100 million program. This change has been reflected in shares that may yet be purchased.

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the three months ended March 31, 2006, the Company repurchased 601,300 shares of common stock at an average price of $41.62 per share totaling $25,026,000. Since inception of the share repurchase programs, the Company has repurchased 2,152,900 shares of common stock at an average price of $32.40 per share totaling approximately $70 million, all of which were made in open market transactions. At March 31, 2006, the $300 million share repurchase program has $275 million of remaining authorization to be completed by December 31, 2008.

ITEM 6.	EXHIBITS

10.107	Roth 401(k) Amendment effective as of March 1, 2006 for the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan
15.20	Letter from Deloitte & Touche LLP regarding interim financial information
31.25	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.26	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.25	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.26	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 5, 2006	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

May 5, 2006	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer