Form 10-Q
period 2006-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2006-08-08
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2006 was 24,365,591.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	28

ITEM	4. CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	30

ITEM	1A. RISK FACTORS	30

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	30

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	31

ITEM	6. EXHIBITS	32

SIGNATURES	34

INDEX TO EXHIBITS	35

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2006

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2006	2005	2006	2005

REVENUES:
Vehicle rentals	$393,711	$335,562	$726,435	$648,515
Vehicle leasing	15,549	15,311	28,006	29,837
Fees and services	12,187	12,454	24,721	24,730
Other	4,354	4,349	9,230	7,394

Total revenues	425,801	367,676	788,392	710,476

COSTS AND EXPENSES:
Direct vehicle and operating	220,236	209,934	414,948	400,611
Vehicle depreciation and lease charges, net	80,375	54,236	138,801	107,823
Selling, general and administrative	66,919	60,129	128,917	114,984
Interest expense, net of interest income	23,772	23,518	39,877	43,012

Total costs and expenses	391,302	347,817	722,543	666,430

INCOME BEFORE INCOME TAXES	34,499	19,859	65,849	44,046

INCOME TAX EXPENSE	14,171	8,513	28,595	19,725

NET INCOME	$20,328	$11,346	$37,254	$24,321

BASIC EARNINGS PER SHARE	$0.83	$0.45	$1.51	$0.97

DILUTED EARNINGS PER SHARE	$0.79	$0.43	$1.44	$0.92

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS:
Cash and cash equivalents	$242,232	$274,299
Restricted cash and investments	108,460	785,290
Receivables, net	206,082	223,206
Prepaid expenses and other assets	115,234	89,299
Revenue-earning vehicles, net	3,349,032	2,214,991
Property and equipment, net	106,080	108,062
Income taxes receivable	1,321	-
Software and other intangible assets, net	41,313	28,270
Goodwill	280,404	280,122

	$4,450,158	$4,003,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$91,714	$76,616
Accrued liabilities	181,627	166,779
Income taxes payable	-	8,207
Deferred income tax liability	273,352	241,087
Public liability and property damage	101,560	100,613
Vehicle debt and obligations	3,109,182	2,724,952

Total liabilities	3,757,435	3,318,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,403,491 and 26,921,843 issued, respectively, and 24,661,591 and 25,370,243 outstanding, respectively	274	269
Additional capital	784,411	774,390
Accumulated deficit	(24,550)	(61,804)
Accumulated other comprehensive income	29,883	17,148
Treasury stock, at cost (2,741,900 and 1,551,600 shares, respectively)	(97,295)	(44,718)

Total stockholders’ equity	692,723	685,285

	$4,450,158	$4,003,539

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,254	$24,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	152,551	136,218
Non-vehicle depreciation	10,153	10,055
Net gains from disposition of revenue-earning vehicles	(16,830)	(32,752)
Amortization	3,183	2,766
Performance share incentive plan	7,398	2,604
Interest income earned on restricted cash and investments	(8,081)	-
Net losses from sale of property and equipment	40	29
Provision for losses on receivables	354	1,308
Deferred income taxes	25,134	18,832
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(9,528)	1,285
Receivables	35,943	(21,166)
Prepaid expenses and other assets	(11,246)	(6,985)
Accounts payable	19,676	38,313
Accrued liabilities	4,021	246
Public liability and property damage	947	13,565
Other	1,126	(373)

Net cash provided by operating activities	252,095	188,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,876,207)	(2,620,553)
Proceeds from sales	1,605,648	1,732,007
Net change in restricted cash and investments	684,911	353,148
Property, equipment and software:
Purchases	(16,716)	(15,592)
Proceeds from sales	1	767
Acquisition of businesses, net of cash acquired	(10,710)	(3,451)

Net cash used in investing activities	(613,073)	(553,674)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	5,068,564	2,128,067
Payments	(4,684,339)	(1,771,935)
Issuance of common shares	4,164	16,705
Purchase of common stock for the treasury	(52,577)	(21,905)
Financing issue costs	(6,901)	(5,168)

Net cash provided by financing activities	328,911	345,764

CHANGE IN CASH AND CASH EQUIVALENTS	(32,067)	(19,644)

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$242,232	$184,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to/(from) taxing authorities	$12,858	$(376)

Interest	$50,699	$44,692

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$917	$1,106

Purchases of property, equipment and software included
in accounts payable	$609	$-

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Under the prospective method, the Company expensed all stock based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s condensed consolidated statements of financial condition, results of operation or cash flows.

SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur, as was allowed under SFAS No. 123.

Long-Term Incentive Plan

The Company has a long-term incentive plan and director equity plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employees and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. At June 30, 2006, the Company’s common stock authorized for issuance under the LTIP was 2,285,355 shares. The Company has 171,436 shares available for future LTIP awards at June 30, 2006 after reserving for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $5.1 million and $7.4 million during the three months and six months ended June 30, 2006, respectively, and $2.0 million and $2.6 million during the three months and six months ended June 30, 2005, respectively, for such awards. The increase in compensation costs for the six months ended June 30, 2006 included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006, $1.6 million for higher costs related to the 2006 performance share awards, and $1.0 million to reflect current performance estimates.

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

As of the end of 2004, all stock option rights were fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based method of SFAS No. 123 had been applied is not required for the six months ended June 30, 2005. The Company has not granted stock option rights since January 1, 2003.

The following table sets forth the non-qualified option rights activity under the LTIP for the six months ended June 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2006	956	$ 17.44

Granted	-	-
Exercised	(243)	17.07
Forfeited	(3)	17.19

Outstanding at June 30, 2006	710	$ 17.56	3.95	$ 19,523

Options exercisable at June 30, 2006	710	$ 17.56	3.95	$ 19,523

The total intrinsic value of options exercised during the three months and six months ended June 30, 2006 was $4.9 million and $6.9 million, respectively, and during the three months and six months ended June 30, 2005 was $7.4 million and $14.9 million, respectively. Total cash received for non-qualified option rights exercised during the six months ended June 30, 2006 and 2005 totaled $4.2 million and $16.7 million, respectively.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	209	4.48	$11.82	209	$11.82

$18.375 - $19.375	363	3.92	19.30	363	19.30

$19.6875 - $23.90	138	3.22	21.71	138	21.71

$10.50 - $23.90	710	3.95	$17.56	710	$17.56

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2006, 2005 and 2004 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2006, the expense related to performance shares is based on a market based condition as defined in SFAS No. 123(R) for 50% of the target award and 50% of the target award is based on defined performance indicators. The grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

Weighted-average expected life (in years)	3
Expected price volatility	30.50%
Risk-free interest rate	4.54%

The target awards granted in 2005 and 2004 were valued at the closing market price of the Company’s common shares at the date of grant.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A. Any performance share installments not earned at the end of the requisite service period are forfeited. The following table presents the status of the Company’s nonvested performance shares as of June 30, 2006 and any changes during the six months ended June 30, 2006:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	814	$ 26.16
Granted	214	45.80
Vested	(273)	16.31
Forfeited	(48)	21.78

Nonvested at June 30, 2006	707	$ 35.91

At June 30, 2006, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $11.6 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 2.1 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the three months and six months ended June 30, 2006 was $10.5 million. The maximum amount of performance shares that may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2006 and 2005, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant. The following table presents the status of the Company’s nonvested restricted stock units as of June 30, 2006 and any changes during the six months ended June 30, 2006:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	-	$ -
Granted	28	38.06
Vested	-	-
Forfeited	-	-

Nonvested at June 30, 2006	28	$ 38.06

At June 30, 2006, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.5 million, which is expected to be recognized over the next six months.

3.	ACQUISITIONS

During the six months ended June 30, 2006, the Company acquired certain assets and assumed certain liabilities relating to 14 locations from former franchisees in Tulsa and Oklahoma City, Oklahoma; Nashville, Tennessee; Little Rock, Arkansas; Providence, Rhode Island; Cincinnati, Ohio; Minneapolis, Minnesota; and Milwaukee and Madison, Wisconsin. Total cash paid during the six months ended June 30, 2006, net of cash acquired for acquisitions, was $10.7 million.

Effective January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”). EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. The Company recognized an additional $11.3 million in unamortized intangible assets for reacquired franchise rights during the six months ended June 30, 2006 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the six months ended June 30, 2006.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Depreciation of revenue-earning vehicles	$84,909	$68,552	$152,551	$136,218
Net gains from disposal of revenue-earning vehicles	(5,994)	(16,357)	(16,830)	(32,752)
Rents paid for vehicles leased	1,460	2,041	3,080	4,357

	$80,375	$54,236	$138,801	$107,823

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net Income	$20,328	$11,346	$37,254	$24,321

Basic EPS:
Weighted average common shares	24,431,884	25,061,135	24,747,536	25,055,929

Basic EPS	$0.83	$0.45	$1.51	$0.97

Diluted EPS:
Weighted average common shares	24,431,884	25,061,135	24,747,536	25,055,929

Shares contingently issuable:
Stock options	291,667	369,338	306,213	410,874
Performance awards	506,590	703,145	445,470	596,728
Shares held for compensation plans	216,926	182,424	201,768	180,522
Director compensation shares deferred	168,104	136,949	166,815	135,182

Shares applicable to diluted	25,615,171	26,452,991	25,867,802	26,379,235

Diluted EPS	$0.79	$0.43	$1.44	$0.92

For the three months and six months ended June 30, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Trade accounts receivable	$123,555	$130,953
Notes receivable	1,424	1,448
Financing receivables, net	1,044	898
Due from DaimlerChrysler	47,677	88,428
Fair value of interest rate swap	39,159	20,903
Other vehicle manufacturer receivables	5,814	1,182

	218,673	243,812
Less: Allowance for doubtful accounts	(12,591)	(20,606)

	$206,082	$223,206

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

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Amortized intangible assets
Software and other intangible assets	$60,288	$55,305
Less accumulated amortization	(33,793)	(30,577)

	26,495	24,728
Unamortized intangible assets
Reacquired franchise rights	14,818	3,542

Total software and other intangible assets	$41,313	$28,270

As discussed in Note 3, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the six months ended June 30, 2006, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2005, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2006, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$280,122
Goodwill through acquisitions or purchase price adjustments during the year	-
Effect of change in rates used for foreign currency translation	282

Balance as of June 30, 2006	$280,404

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of June 30, 2006 and December 31, 2005 consist of the following

(in thousands):

	June 30,	December 31,
	2006	2005

Asset backed notes:
2006 Series notes	$600,000	$-
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2001 Series notes	-	233,333

	1,875,000	1,508,333
Discounts on asset backed notes	(37)	(41)

Asset backed notes, net of discount	1,874,963	1,508,292
Conduit Facility	425,000	375,000
Commercial paper, net of discount of $1,887 and $2,554	385,165	561,155
Other vehicle debt	250,183	166,183
Limited partner interest in limited partnership	173,871	114,322

Total vehicle debt and obligations	$3,109,182	$2,724,952

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

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2011, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which were assets, included in receivables, of approximately $39.2 million and $20.9 million at June 30, 2006 and December 31, 2005, respectively. The Company recorded income of $11.1 million, which is net of income taxes, in total comprehensive income for the six month period ended June 30, 2006 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $12.3 million of net deferred gain will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

Net income	$20,328	$11,346	$37,254	$24,321

Interest rate swap adjustment	6,307	(4,999)	11,136	6,279
Foreign currency translation adjustment	1,680	(180)	1,599	(407)

Comprehensive income	$28,315	$6,167	$49,989	$30,193

12.	INCOME TAXES

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

For the three months and six months ended June 30, 2006, the overall effective tax rate of 41.1% and 43.4%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the six months ended June 30, 2006, the Company repurchased 1,190,300 shares of common stock at an average price of $44.17 per share totaling $52.6 million. Since inception of the share repurchase programs, the Company has repurchased 2,741,900 shares of common stock at an average price of $35.48 per share totaling $97.3 million, all of which were made in open market transactions. At June 30, 2006, the $300 million share repurchase program has $247.4 million of remaining authorization to be completed by December 31, 2008.

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

15. NEW ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, FIN No. 48 will have on its consolidated financial position or results of operations.

16.	SUBSEQUENT EVENTS

The Company acquired certain assets and assumed certain liabilities relating to its Thrifty franchisee locations in Pensacola, Florida, effective July 1, 2006; its Thrifty franchisee locations in Phoenix, Arizona, and Columbus/Dayton, Ohio, effective August 1, 2006; and its Thrifty and Dollar franchisee locations in El Paso, Texas, effective August 1, 2006.

On August 1, 2006, the Company entered into a master services agreement (“MSA”) with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”). This MSA is a five-year, $150 million agreement, commencing on October 1, 2006, wherein EDS will provide a range of information technology (“IT”) services to the Company, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services.

*******

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2006	2005	2006	2005

REVENUES:
Vehicle rentals	92.5%	91.3%	92.1%	91.3%
Vehicle leasing	3.7	4.2	3.6	4.2
Fees and services	2.9	3.4	3.1	3.5
Other	0.9	1.1	1.2	1.0

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	51.7	57.1	52.6	56.4
Vehicle depreciation and lease charges, net	18.9	14.8	17.6	15.2
Selling, general and administrative	15.7	16.3	16.4	16.2
Interest expense, net of interest income	5.6	6.4	5.0	6.0

Total costs and expenses	91.9	94.6	91.6	93.8

INCOME BEFORE INCOME TAXES	8.1	5.4	8.4	6.2

INCOME TAX EXPENSE	3.3	2.3	3.7	2.8

NET INCOME	4.8%	3.1%	4.7%	3.4%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2006	2005	Change		2006	2005	Change

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	126,793	114,913	10.3%		116,308	108,504	7.2%
Number of rental days	9,647,805	8,778,176	9.9%		17,745,966	16,514,641	7.5%
Vehicle utilization	83.6%	83.9%	(0.3) p.p.		84.3%	84.1%	0.2 p.p.
Average revenue per day	$40.81	$38.23	6.7%		$40.94	$39.27	4.3%
Monthly average revenue per vehicle	$1,035	$973	6.4%		$1,041	$996	4.5%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	123,329	114,913	7.3%		113,402	108,504	4.5%
Number of rental days	9,383,147	8,778,176	6.9%		17,315,158	16,514,641	4.8%

Vehicle Leasing Data:

Average number of vehicles leased	11,212	12,288	(8.8%	)	10,126	11,925	(15.1%	)
Monthly average revenue per vehicle	$462	$415	11.3%		$461	$417	10.6%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

During the second quarter of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The second quarter of 2006 was favorably impacted by the shift of Easter from March in 2005 to April in 2006 and by the recovery of volume from the Company’s repositioning on Expedia in May 2005 which negatively impacted last year’s second quarter. The Company also benefited from lower vehicle liability insurance costs and cost savings initiatives during the second quarter of 2006. The increase in revenue along with these cost improvements offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits in the second quarter of 2006 as compared to last year’s second quarter.

Operating Results

The Company had income of $34.5 million before income taxes for the second quarter of 2006, as compared to $19.9 million in the second quarter of 2005.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$393.7	$335.5	$58.2	17.3%
Vehicle leasing	15.5	15.3	0.2	1.6%
Fees and services	12.2	12.5	(0.3)	(2.1%	)
Other	4.4	4.4	-	0.1%

Total revenues	$425.8	$367.7	$58.1	15.8%

Vehicle rental metrics:
Number of rental days	9,647,805	8,778,176	869,629	9.9%
Average revenue per day	$40.81	$38.23	$2.58	6.7%

Vehicle leasing metrics:
Average number of vehicles leased	11,212	12,288	(1,076)	(8.8%	)
Average monthly lease revenue per unit	$462	$415	$47	11.3%

Vehicle rental revenue for the second quarter of 2006 increased 17.3%, due to a 9.9% increase in rental days totaling $33.3 million, coupled with a 6.7% increase in revenue per day totaling $24.9 million. Vehicle rental revenue grew by 13.5% due to same store revenue growth and 3.8% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

Vehicle leasing revenue for the second quarter of 2006 increased 1.6%, due to an 11.3% increase in the average lease rate totaling $1.6 million, partially offset by an 8.8% decrease in the average lease fleet totaling $1.4 million. Lease rates increased as a result of higher vehicle depreciation and financing costs and the decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 2.1%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$220.2	$209.9	$10.3	4.9%
Vehicle depreciation and lease charges, net	80.4	54.2	26.2	48.2%
Selling, general and administrative	66.9	60.2	6.7	11.3%
Interest expense, net of interest income	23.8	23.5	0.3	1.1%

Total expenses	$391.3	$347.8	$43.5	12.5%

Direct vehicle and operating expenses for the second quarter of 2006 increased $10.3 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 51.7% in the second quarter of 2006, compared to 57.1% in the second quarter of 2005.

The increase in direct vehicle and operating expense in the second quarter of 2006 resulted from the following:

•

Personnel related expenses increased $5.2 million. Salary expenses increased approximately $2.7 million due to higher compensation costs per employee, $2.2 million from increases in the number of employees and $0.7 million due to higher incentive compensation expense, partially offset by a reduction of $0.6 million related to costs in group health insurance.

•	Airport concession expenses increased $3.2 million, which are primarily based on a percentage of revenue generated from the airport facility.

•	Commission expenses increased $3.7 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

•

Vehicle related costs decreased $2.7 million. This decrease resulted from a decrease in vehicle insurance expense of $4.8 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. In addition to the decrease in vehicle insurance expense, vehicle return and disposal costs decreased $1.6 million. These decreases were partially offset by an increase in gasoline expense of $4.4 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the second quarter of 2006 increased $26.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 18.9% in the second quarter of 2006 compared to 14.8% in the second quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

•

Vehicle depreciation expense increased $16.4 million, resulting primarily from a 14.1% increase in the average depreciation rate, coupled with an 8.5% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

•

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $10.4 million. This decrease primarily resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

•	Lease charges, for vehicles leased from third parties, decreased $0.6 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the second quarter of 2006 increased $6.7 million, resulting from a $5.3 million increase in general and administrative expenses and a $1.4 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 15.7% of revenue in the second quarter of 2006, compared to 16.3% in the second quarter of 2005.

The increase in selling, general and administrative expenses in the second quarter of 2006 resulted from the following:

•

Personnel related expenses increased $4.7 million primarily due to a $1.4 million increase in incentive compensation expense and a $3.1 million increase in performance share expense. The increase in performance share expense included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 and $0.8 million of higher costs related to the 2006 performance share awards.

•	Sales and marketing expense increased $1.4 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the second quarter of 2006 increased $0.3 million due to higher average vehicle debt and higher interest rates, partially offset by higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 5.6% of revenue in the second quarter of 2006, compared to 6.4% in the second quarter of 2005.

The income tax provision for the second quarter of 2006 was $14.2 million. The effective income tax rate for the second quarter of 2006 was 41.1% compared to 42.9% for the second quarter of 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

During the first half of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The Company also achieved higher vehicle utilization rates and benefited from lower vehicle liability insurance costs and other cost savings initiatives. The increase in revenue combined with these cost improvements offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits in the first half of 2006 as compared to the first half of 2005.

Operating Results

The Company had income of $65.8 million before income taxes for the first half of 2006, as compared to income before income taxes of $44.0 million in the first half of 2005.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$726.4	$648.5	$77.9	12.0%
Vehicle leasing	28.0	29.8	(1.8)	(6.1%	)
Fees and services	24.8	24.8	-	-
Other	9.2	7.4	1.8	24.8%

Total revenues	$788.4	$710.5	$77.9	11.0%

Vehicle rental metrics:
Number of rental days	17,745,966	16,514,641	1,231,325	7.5%
Average revenue per day	$40.94	$39.27	$1.67	4.3%

Vehicle leasing metrics:
Average number of vehicles leased	10,126	11,925	(1,799)	(15.1%	)
Average monthly lease revenue per unit	$461	$417	$44	10.6%

Vehicle rental revenue for the first half of 2006 increased 12.0%, due to a 7.5% increase in rental days totaling $47.9 million, coupled with a 4.3% increase in revenue per day totaling $30.0 million. Vehicle rental revenue grew by 9.0% due to same store revenue growth and 3.0% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

Vehicle leasing revenue for the first half of 2006 decreased 6.1%, due to a 15.1% decrease in the average lease fleet totaling $4.5 million, partially offset by a 10.6% increase in the average lease rate totaling $2.7 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations, and the increase in lease rates resulted from higher vehicle depreciation and financing costs.

Other revenue increased $1.8 million primarily due to an increase of $1.6 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$414.9	$400.6	$14.3	3.6%
Vehicle depreciation and lease charges, net	138.8	107.8	31.0	28.7%
Selling, general and administrative	128.9	115.0	13.9	12.1%
Interest expense, net of interest income	39.9	43.0	(3.1)	(7.3%	)

Total expenses	$722.5	$666.4	$56.1	8.4%

Direct vehicle and operating expenses for the first half of 2006 increased $14.3 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 52.6% in the first half of 2006, compared to 56.4% in the first half of 2005.

The increase in direct vehicle and operating expense in the first half of 2006 resulted from the following:

•

Personnel related expenses increased $11.1 million. Salary expenses increased approximately $6.1 million due to higher compensation costs per employee, $3.5 million from increases in the number of employees, $0.7 million due to higher incentive compensation expense and $0.3 million related to increased costs in group health insurance.

•	Airport concession expenses increased $5.1 million, which are primarily based on a percentage of revenue generated from the airport facility.

•	Commission expenses increased $4.9 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

•

Vehicle related costs decreased $5.2 million. This decrease resulted from a decrease in vehicle insurance expense of $9.3 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. The decrease in vehicle insurance expense was partially offset by an increase in gasoline expense of $5.7 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the first half of 2006 increased $31.0 million. As a percent of revenue, net vehicle depreciation and lease charges were 17.6% in the first half of 2006 compared to 15.2% in the first half of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

•

Vehicle depreciation expense increased $16.3 million, resulting primarily from a 6.2% increase in the average depreciation rate, coupled with a 5.5% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

•

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $16.0 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

•	Lease charges, for vehicles leased from third parties, decreased $1.3 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first half of 2006 increased $13.9 million, resulting from an $11.3 million increase in general and administrative expenses and a $2.6 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 16.4% of revenue in the first half of 2006, compared to 16.2% in the first half of 2005.

The increase in selling, general and administrative expenses in the first half of 2006 resulted from the following:

•

Personnel related expenses increased $7.0 million primarily due to a $2.0 million increase in incentive compensation expense and a $4.8 million increase in performance share expense. The increase in performance share expense included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006, $1.6 million for higher costs related to the 2006 performance share awards and $1.0 million to reflect current performance estimates.

•	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.6 million, which is offset in other revenue and, therefore, did not impact net income.

•	Professional fees increased $2.6 million due to costs of $1.9 million related to a review of strategic alternatives and $0.7 million related to higher consulting costs.

•	Sales and marketing expense increased $2.6 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the first half of 2006 decreased $3.1 million due to higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs, partially offset by higher average vehicle debt and higher interest rates. Net interest expense was 5.0% of revenue in the first half of 2006, compared to 6.0% in the first half of 2005.

The income tax provision for the first half of 2006 was $28.6 million. The effective income tax rate for the first half of 2006 was 43.4% compared to 44.8% for the first half of 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects the travel environment to remain strong for the balance of the year. Rental rates, which are highly competitive within the rental car industry, are increasing in 2006 and are expected to remain above 2005 levels due to efforts by the industry to increase prices to offset increased fleet costs. Although vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry, the Company believes it has and will have adequate fleet to meet its forecasted growth in the upcoming year. Additionally, vehicle manufacturers have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2006 model year. The Company expects vehicle manufacturers to further increase the cost of 2007 model year vehicles which the Company will begin to purchase in the third quarter of 2006. The Company is maintaining a larger proportion of Non-Program Vehicles in its fleet, which will increase its exposure to fluctuations in the used car market. With a strong economy, other costs such as interest costs due to higher interest rates may continue to rise. Both higher vehicle depreciation and interest costs will negatively impact the Company’s profits unless these increased costs can be passed on to customers through higher rental rates and by the Company achieving other cost reductions.

The Company benefited from the removal of unlimited vicarious liability exposure with the passage of the federal Highway Bill in 2006; however, because this new law was effective in August 2005, the cost improvements on a year over year basis have been substantially realized through June 30, 2006. The Company has also implemented several cost savings initiatives that will reduce the Company’s operating and administrative costs in the future. The Company is continuing to pursue franchise acquisitions and will increase its investments in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth.

On August 1, 2006, the Company entered into a master services agreement (“MSA”) with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”). This MSA is a five-year, $150 million agreement, commencing on October 1, 2006, wherein EDS will provide a range of information technology (“IT”) services to the Company, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. The MSA will provide significant cost reductions to the Company over its term at current levels of IT development and support. Additionally, one-time transition costs initially estimated at $13 million will be incurred by the Company to transition the IT function to EDS, of which $6 million to $8 million is projected to be incurred in 2006. For 2007, the Company expects this arrangement to be approximately cost neutral with ongoing cost savings offset by the remaining one-time transition costs. The Company expects ongoing cost savings to continue in 2008 and beyond.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $252.1 million for the six months ended June 30, 2006 was primarily the result of net income, adjusted for depreciation and deferred income taxes, along with a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $613.1 million. The principal use of cash in investing activities during the six months ended June 30, 2006, was the purchase of revenue-earning vehicles, which totaled $2.9 billion. This use of cash was partially offset by $1.6 billion in proceeds from the sale of used revenue-earning vehicles and a reduction in restricted cash and investments of $684.9 million, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $108.5 million at June 30, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $16.7 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $10.7 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $328.9 million primarily due to the issuance of $600 million in asset backed notes in March 2006, an increase of $50 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility"), and an increase in other existing bank vehicle lines of credit of $143.5 million. Cash provided by financing activities was partially offset by the maturity of asset backed notes totaling $233.3 million, a $176.0 million net decrease in commercial paper and share repurchases totaling $52.6 million under the share repurchase program.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At June 30, 2006, the Company had $71.1 million in letters of credit, including $59.6 million in letters of credit already noted under the Revolving Credit Facility (see Revolving Credit Facility), and $37.1 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at June 30, 2006 was comprised of $1.88 billion in asset backed notes with maturities ranging from 2006 to 2011. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.78 billion bear interest at fixed rates ranging from 3.64% to 5.27%, including certain floating rate notes swapped to fixed rates, and at floating rates on $100 million of LIBOR plus 0.17%. On March 28, 2006, RCFC issued an additional $600 million of five-year asset backed notes consisting of floating rate notes at LIBOR plus 0.18%. In conjunction with the asset backed notes issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

Conduit Facility

Effective March 28, 2006, the Conduit Facility was renewed for another 364-day period with a capacity of $425 million.

Commercial Paper Program and Liquidity Facility

On March 28, 2006, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $649 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At June 30, 2006, the Company had $385.2 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $325 million in capacity at June 30, 2006. The Company had $250.2 million in borrowings outstanding under these lines at June 30, 2006. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At June 30, 2006, DTG Canada had approximately CND $194.1 million (US $173.9 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of June 30, 2006, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $198.4 million and no working capital borrowings at June 30, 2006.

New Accounting Standard

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, FIN No. 48 will have on its consolidated financial position or results of operations.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2006, a 50 basis point fluctuation in interest rates would have an approximate $7 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2006, cash and cash equivalents totaled $242.2 million and restricted cash and investments totaled $108.5 million. The Company estimates that, for 2006, approximately 40% of its average debt will bear interest at floating rates.

At June 30, 2006, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2005, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements.

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

b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K, we are adding the following risk factor for outsourcing of our information technology services in relation to the recently announced arrangement with EDS:

Outsourcing of information technology

On August 1, 2006, we signed an agreement with EDS to handle a range of our information technology services beginning October 1, 2006. If EDS fails to meet our required information technology needs due to a lack of technical ability or financial condition or otherwise, we may suffer a loss of business functionality and productivity, which would adversely affect our results. Additionally, if there is a disruption in our relationship with EDS, we may not be able to secure another IT supplier to adequately meet our information technology needs on acceptable terms, which could result in performance issues and a significant increase in costs.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2006 - April 30, 2006	267,000	$47.18	267,000	$262,378,000

May 1, 2006 - May 31, 2006	230,000	$47.47	230,000	$251,460,000

June 1, 2006 - June 30, 2006	92,000	$43.87	92,000	$247,423,000

Total	589,000		589,000

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the six months ended June 30, 2006, the Company repurchased 1,190,300 shares of common stock at an average price of $44.17 per share totaling $52.6 million. Since inception of the share repurchase programs, the Company has repurchased 2,741,900 shares of common stock at an average price of $35.48 per share totaling $97.3 million, all of which were made in open market transactions. At June 30, 2006, the $300 million share repurchase program has $247.4 million of remaining authorization to be completed by December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]

On May 18, 2006, the Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

[b]	The following matters were voted on at the Annual Meeting of Stockholders of the Company:

Proposal 1 – Election of Directors.

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Molly Shi Boren	23,782,366	614,348
Thomas P. Capo	24,383,808	12,906
Maryann N. Keller	24,380,358	16,356
The Hon. Edward C. Lumley	23,624,515	772,199
Richard W. Neu	24,383,571	13,143
Gary L. Paxton	24,386,052	10,662
John C. Pope	23,618,752	777,962
John P. Tierney	24,385,880	10,834
Edward L. Wax	24,385,800	10,914

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2006 year. A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2006 was adopted, with 24,187,125 votes cast for, 201,109 votes cast against and 8,480 votes abstained.

Proposal 3 – Approval of the Employee Stock Purchase Plan of the Company. A proposal to approve the Employee Stock Purchase Plan of the Company was adopted, with 20,982,053 votes cast for, 146,728 votes cast against, 10,875 votes abstained and 3,257,058 broker non-votes.

ITEM 6.	EXHIBITS

10.108	Dollar Thrifty Automotive Group, Inc. Employee Stock Purchase Plan, filed as the same numbered exhibit with DTG's Form 8-K, filed May 24, 2006, Commission File No. 1-13647*
10.109

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.110

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.111

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.112

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.113

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.114

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.115

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.116

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.117

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.118

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

15.21	Letter from Deloitte & Touche LLP regarding interim financial information**
16.1

Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding statements included in Form 8-K, filed as the same numbered exhibit with DTG’s Form 8-K dated May 10, 2006, filed May 16, 2006, Commission File No. 1-13647*

23.28

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2005, filed June 27, 2006, Commission File No. 1-13647*

23.29

Consent of Deloitte & Touche LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2005, filed June 27, 2006, Commission File No. 1-13647*

31.27	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.28	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.27	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.28	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.30

News release reporting Second Quarter Financial Results for 2006, issued by Dollar Thrifty Automotive Group, Inc. on July 25, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 25, 2006, Commission File No. 1-13647*

______________

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 7, 2006	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

August 7, 2006	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

15.21	Letter from Deloitte & Touche LLP regarding interim financial information
31.27	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.28	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.27	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.28	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002