Form 10-Q
period 2006-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2006-11-08
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2006 was 23,868,151.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	29

ITEM	4. CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	31

ITEM	1A. RISK FACTORS	31

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	31

ITEM	5. OTHER INFORMATION	32

ITEM	6. EXHIBITS	33

SIGNATURES	35

INDEX TO EXHIBITS	36

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

November 8, 2006

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Unaudited)
	2006	2005	2006	2005

REVENUES:
Vehicle rentals	$454,247	$419,145	$1,180,682	$1,067,660
Vehicle leasing	17,680	19,630	45,686	49,467
Fees and services	12,786	14,778	37,507	39,508
Other	2,806	3,193	12,036	10,587

Total revenues	487,519	456,746	1,275,911	1,167,222

COSTS AND EXPENSES:
Direct vehicle and operating	244,713	230,539	659,661	631,150
Vehicle depreciation and lease charges, net	113,715	92,430	252,516	200,253
Selling, general and administrative	66,396	61,486	195,313	176,470
Interest expense, net of interest income	33,005	26,978	72,882	69,990

Total costs and expenses	457,829	411,433	1,180,372	1,077,863

INCOME BEFORE INCOME TAXES	29,690	45,313	95,539	89,359

INCOME TAX EXPENSE	9,081	16,918	37,676	36,643

NET INCOME	$20,609	$28,395	$57,863	$52,716

BASIC EARNINGS PER SHARE	$0.86	$1.13	$2.37	$2.10

DILUTED EARNINGS PER SHARE	$0.82	$1.07	$2.26	$2.00

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2006	2005

	(Unaudited)
ASSETS:
Cash and cash equivalents	$241,800	$274,299
Restricted cash and investments	259,740	785,290
Receivables, net	238,936	223,206
Prepaid expenses and other assets	102,570	89,299
Revenue-earning vehicles, net	3,006,441	2,214,991
Property and equipment, net	111,343	108,062
Income taxes receivable	4,229	-
Software and other intangible assets, net	59,927	28,270
Goodwill	280,395	280,122

	$4,305,381	$4,003,539

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$66,090	$76,616
Accrued liabilities	209,891	166,779
Income taxes payable	-	8,207
Deferred income tax liability	273,770	241,087
Public liability and property damage	108,330	100,613
Vehicle debt and obligations	2,983,591	2,724,952

Total liabilities	3,641,672	3,318,254

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,510,951 and 26,921,843 issued, respectively, and 23,850,451 and 25,370,243 outstanding, respectively	275	269
Additional capital	789,849	774,390
Accumulated deficit	(3,941)	(61,804)
Accumulated other comprehensive income	14,157	17,148
Treasury stock, at cost (3,660,500 and 1,551,600 shares, respectively)	(136,631)	(44,718)

Total stockholders’ equity	663,709	685,285

	$4,305,381	$4,003,539

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,863	$52,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	264,241	229,021
Non-vehicle depreciation	15,207	15,290
Net gains from disposition of revenue-earning vehicles	(17,220)	(35,890)
Amortization	4,801	4,523
Performance share incentive plan	10,862	4,267
Interest income earned on restricted cash and investments	(11,135)	-
Net (gains) / losses from sale of property and equipment	72	(174)
Provision for losses on receivables	20	2,345
Deferred income taxes	35,435	35,448
Change in assets and liabilities, net of acquisitions:
Income taxes receivable / payable	(12,436)	1,384
Receivables	(18,456)	(21,607)
Prepaid expenses and other assets	1,839	(787)
Accounts payable	(6,192)	(2,283)
Accrued liabilities	25,069	25,321
Public liability and property damage	7,717	15,844
Other	924	1,216

Net cash provided by operating activities	358,611	326,634

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,296,144)	(3,139,082)
Proceeds from sales	2,256,876	2,457,599
Net change in restricted cash and investments	536,685	38,237
Property, equipment and software:
Purchases	(24,418)	(22,675)
Proceeds from sales	3	3,266
Acquisition of businesses, net of cash acquired	(29,583)	(3,593)

Net cash used in investing activities	(556,581)	(666,248)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	6,044,603	3,841,528
Payments	(5,785,971)	(3,416,771)
Issuance of common shares	6,139	16,877
Purchase of common stock for the treasury	(91,913)	(22,512)
Financing issue costs	(7,387)	(5,179)

Net cash provided by financing activities	165,471	413,943

CHANGE IN CASH AND CASH EQUIVALENTS	(32,499)	74,329

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$241,800	$278,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for / (refund of):
Income taxes to / (from) taxing authorities	$14,193	$(178)

Interest	$88,658	$73,437

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$917	$1,106

Purchases of property, equipment and software included
in accounts payable and accrued liabilities	$853	$2,262

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Under the prospective method, the Company expensed all stock based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s condensed consolidated statements of financial condition, results of operations or cash flows.

SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur, as was allowed under SFAS No. 123.

Long-Term Incentive Plan

The Company has a long-term incentive plan and director equity plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employees and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. At September 30, 2006, the Company’s common stock authorized for issuance under the LTIP was 2,168,390 shares. The Company has 181,434 shares available for future LTIP awards at September 30, 2006 after reserving for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $3.5 million and $10.9 million during the three months and nine months ended September 30, 2006, respectively, and $1.7 million and $4.3 million during the three months and nine months ended September 30, 2005, respectively, for such awards. The increase in compensation costs for the nine months ended September 30, 2006 included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006, $2.9 million for higher costs related to the 2006 performance share awards, and $1.5 million to reflect current performance estimates.

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

As of the end of 2004, all stock option rights were fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based method of SFAS No. 123 had been applied is not required for the nine months ended September 30, 2005. The Company has not granted stock option rights since January 1, 2003.

The following table sets forth the non-qualified option rights activity under the LTIP for the nine months ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2006	956	$ 17.44

Granted	-	-
Exercised	(351)	17.47
Forfeited	(3)	17.19

Outstanding at September 30, 2006	602	$ 17.42	3.72	$ 16,354

Options exercisable at September 30, 2006	602	$ 17.42	3.72	$ 16,354

The total intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $2.7 million and $9.6 million, respectively, and during the three months and nine months ended September 30, 2005 was $0.2 million and $15.1 million, respectively. Total cash received for non-qualified option rights exercised during the nine months ended September 30, 2006 and 2005 totaled $6.1 million and $16.9 million, respectively.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	191	4.37	$11.92	191	$11.92

$18.375 - $19.375	296	3.65	19.30	296	19.30

$20.50 - $23.90	115	2.82	21.68	115	21.68

$10.50 - $23.90	602	3.72	$17.42	602	$17.42

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2006, 2005 and 2004 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2006, the expense related to performance shares is based on a market based condition as defined in SFAS No. 123(R) for 50% of the target award and on defined performance indicators for the other 50% of the target award. The grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

Weighted-average expected life (in years)	3
Expected price volatility	30.50%
Risk-free interest rate	4.54%

The target awards granted in 2005 and 2004 were valued at the closing market price of the Company’s common shares at the date of grant.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A. Any performance share installments not earned at the end of the requisite service period are forfeited. The following table presents the status of the Company’s nonvested performance shares as of September 30, 2006 and any changes during the nine months ended September 30, 2006:

		Weighted-Average
	Shares	Grant Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	814	$ 26.16
Granted	214	45.80
Vested	(273)	16.31
Forfeited	(52)	23.45

Nonvested at September 30, 2006	703	$ 35.68

At September 30, 2006, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $9.1 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.9 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2006 was $10.5 million. The maximum amount of performance shares that may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2006 and 2005, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant. The following table presents the status of the Company’s nonvested restricted stock units as of September 30, 2006 and any changes during the nine months ended September 30, 2006:

Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2006	-	$ -
Granted	28	38.06
Vested	-	-
Forfeited	-	-

Nonvested at September 30, 2006	28	$ 38.06

At September 30, 2006, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.3 million, which is expected to be recognized over the next three months.

3.	ACQUISITIONS

During the nine months ended September 30, 2006, the Company acquired certain assets and assumed certain liabilities relating to 31 locations from former franchisees in Tulsa and Oklahoma City, Oklahoma; Nashville, Tennessee; Little Rock, Arkansas; Providence, Rhode Island; Cincinnati, Ohio; Minneapolis, Minnesota; Milwaukee and Madison, Wisconsin; Pensacola, Florida; Phoenix, Arizona; Columbus and Dayton, Ohio; and El Paso, Texas. Total cash paid during the nine months ended September 30, 2006, net of cash acquired for acquisitions, was $29.6 million.

Effective January 1, 2005, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”). EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. The Company recognized an additional $28.9 million in unamortized intangible assets for reacquired franchise rights during the nine months ended September 30, 2006 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the nine months ended September 30, 2006.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Depreciation of revenue-earning vehicles	$111,690	$92,803	$264,241	$229,021
Net gains from disposal of revenue-earning vehicles	(390)	(3,138)	(17,220)	(35,890)
Rents paid for vehicles leased	2,415	2,765	5,495	7,122

	$113,715	$92,430	$252,516	$200,253

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Net Income	$20,609	$28,395	$57,863	$52,716

Basic EPS:
Weighted average common shares	23,884,407	25,189,893	24,456,656	25,101,071

Basic EPS	$0.86	$1.13	$2.37	$2.10

Diluted EPS:
Weighted average common shares	23,884,407	25,189,893	24,456,656	25,101,071

Shares contingently issuable:
Stock options	244,603	280,457	285,464	367,406
Performance awards	377,338	639,544	421,449	611,050
Shares held for compensation plans	359,928	182,574	255,069	181,213
Director compensation shares deferred	170,615	139,639	168,096	136,686

Shares applicable to diluted	25,036,891	26,432,107	25,586,734	26,397,426

Diluted EPS	$0.82	$1.07	$2.26	$2.00

For the three months and nine months ended September 30, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Trade accounts receivable	$140,205	$130,953
Notes receivable	1,325	1,448
Financing receivables, net	160	898
Due from DaimlerChrysler	83,831	88,428
Fair value of interest rate swap	17,279	20,903
Other vehicle manufacturer receivables	6,737	1,182

	249,537	243,812
Less: Allowance for doubtful accounts	(10,601)	(20,606)

	$238,936	$223,206

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

7.	SOFTWARE AND OTHER INTANGIBLE ASSETS

Software and other intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Amortized intangible assets
Software and other intangible assets	$62,902	$55,305
Less: accumulated amortization	(35,411)	(30,577)

	27,491	24,728
Unamortized intangible assets
Reacquired franchise rights	32,436	3,542

Total software and other intangible assets	$59,927	$28,270

As discussed in Note 3, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the nine months ended September 30, 2006, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2005, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2006, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$280,122
Goodwill through acquisitions or purchase price adjustments during the year	-
Effect of change in rates used for foreign currency translation	273

Balance as of September 30, 2006	$280,395

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of September 30, 2006 and December 31, 2005 consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Asset backed notes:
2006 Series notes	$600,000	$-
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2001 Series notes	-	233,333

	1,875,000	1,508,333
Discounts on asset backed notes	(34)	(41)

Asset backed notes, net of discount	1,874,966	1,508,292
Conduit Facility	425,000	375,000
Commercial paper, net of discount of $1,313 and $2,554	247,064	561,155
Other vehicle debt	237,592	166,183
Limited partner interest in limited partnership	198,969	114,322

Total vehicle debt and obligations	$2,983,591	$2,724,952

On March 28, 2006, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $425 million.

On March 28, 2006, the Company renewed its Commercial Paper Program for another 364-day period at a maximum size of $649 million backed by a renewal of the Liquidity Facility in the amount of $560 million.

On March 28, 2006, the Company issued $600 million of asset backed notes (the “2006 Series notes”) to replace maturing asset backed notes and provide for growth in its fleet. The 2006 Series notes consist of five-year floating rate notes at LIBOR plus 0.18%. In conjunction with the issuance of the 2006 Series notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

On April 4, 2006, an existing bank line of credit to finance vehicles was renewed and increased from $136 million to $150 million.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset backed notes to fixed interest rates. These swaps, which have termination dates through May 2011, constitute cash flow hedges and satisfy the criteria for hedge accounting. The Company reflects these swaps in its statement of financial position at fair market value, which totaled $13.8 million at September 30, 2006, comprised of assets, included in receivables, of approximately $17.3 million and liabilities, included in accrued liabilities, of approximately $3.5 million. At December 31, 2005, the fair market value of these swaps totaled approximately $20.9 million, which were assets, included in receivables. The Company recorded a loss of $15.5 million and $4.4 million, which is net of income taxes, in total comprehensive income for the three month and nine month periods ended September 30, 2006, respectively (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $8.0 million of net deferred gain will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

Net income	$20,609	$28,395	$57,863	$52,716

Interest rate swap adjustment	(15,488)	8,920	(4,352)	15,199
Foreign currency translation adjustment	(238)	1,979	1,361	1,572

Comprehensive income	$4,883	$39,294	$54,872	$69,487

12.	INCOME TAXES

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

For the three months and nine months ended September 30, 2006, the overall effective tax rate of 30.6% and 39.4%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and financial results of DTG Canada for which no benefit was recorded due to full valuation allowance.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the nine months ended September 30, 2006, the Company repurchased 2,108,900 shares of common stock at an average price of $43.58 per share totaling $91.9 million. Since inception of the share repurchase programs, the Company has repurchased 3,660,500 shares of common stock at an average price of $37.33 per share totaling $136.6 million, all of which were made in open market transactions. At September 30, 2006, the $300 million share repurchase program has $208.1 million of remaining authorization to be completed by December 31, 2008.

14.	COMMITMENTS AND CONTINGENCIES

On August 10, 2005, the federal Highway Bill was signed into law and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting exposure to state minimum financial responsibility amounts. This federal law supersedes all state laws on vicarious liability for automobile lessors. Since the Highway Bill became law, its constitutionality has been challenged in some state courts, including subsequent appeals. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Due to the limitation on vicarious liability, the Company’s automobile liability accrual is principally limited to minimum financial responsibility. When the Highway Bill became effective, the Company estimated an annual reduction in its automobile liability insurance expense of $12 million to $14 million. The Company is unable to reasonably estimate the cumulative impact on its results should the limitation on vicarious liability ultimately be reversed.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company plans to adopt the provisions of SFAS No. 157 as required on January 1, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires an entity to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year and recognize changes in the funded status of a plan in comprehensive income in the year in which the changes occur. This statement also expands the disclosure requirements associated with defined benefit postretirement plans. This statement does not change the calculation of the net periodic benefit cost to be included in net income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the provision that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year which is effective for fiscal years ending after December 15, 2008. SFAS No. 158 will have no impact on the Company’s consolidated financial position or results of operations as the Company does not have defined benefit pension or other postretirement plans.

In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”), which is applicable to entities in all industries and is effective for fiscal years beginning after December 15, 2006. FSP AUG AIR-1 eliminates the accrue-in-advance method of accounting for planned major maintenance activities. The Company plans to adopt this FSP as required on January 1, 2007. The Company is currently evaluating the impact FSP AUG AIR-1 will have on its consolidated financial position and results of operations.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB No. 108 as of December 31, 2006, as required. Adoption of SAB No. 108 will not have a material impact on the consolidated financial position or results of operations of the Company.

16.	SUBSEQUENT EVENTS

The Company acquired certain assets and assumed certain liabilities relating to its Thrifty franchisee locations in Reno, Nevada, effective October 1, 2006 and its Thrifty franchisee locations in San Antonio, Texas, effective November 6, 2006.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Percentage of Revenue)

	2006	2005	2006	2005

REVENUES:
Vehicle rentals	93.2%	91.8%	92.5%	91.5%
Vehicle leasing	3.6	4.3	3.6	4.2
Fees and services	2.6	3.2	2.9	3.4
Other	0.6	0.7	1.0	0.9

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	50.2	50.5	51.7	54.1
Vehicle depreciation and lease charges, net	23.3	20.2	19.8	17.2
Selling, general and administrative	13.6	13.5	15.3	15.1
Interest expense, net of interest income	6.8	5.9	5.7	5.9

Total costs and expenses	93.9	90.1	92.5	92.3

INCOME BEFORE INCOME TAXES	6.1	9.9	7.5	7.7

INCOME TAX EXPENSE	1.9	3.7	3.0	3.2

NET INCOME	4.2%	6.2%	4.5%	4.5%

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

			%				%
U.S. and Canada	2006	2005	Change		2006	2005	Change

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	137,481	130,115	5.7%		123,443	115,787	6.6%
Number of rental days	10,748,298	10,392,740	3.4%		28,494,264	26,907,381	5.9%
Vehicle utilization	85.0%	86.8%	(1.8) p.p.		84.6%	85.1%	(0.5) p.p.
Average revenue per day	$42.26	$40.33	4.8%		$41.44	$39.68	4.4%
Monthly average revenue per vehicle	$1,101	$1,074	2.5%		$1,063	$1,025	3.7%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	131,513	130,115	1.1%		119,496	115,787	3.2%
Number of rental days	10,283,106	10,392,740	(1.1%	)	27,598,264	26,907,381	2.6%

Vehicle Leasing Data:

Average number of vehicles leased	11,866	14,900	(20.4%	)	10,712	12,928	(17.1%	)
Monthly average revenue per vehicle	$497	$439	13.2%		$474	$425	11.5%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

During the third quarter of 2006, the Company achieved revenue growth from higher revenue per day and volume related to franchise acquisitions. The Company also experienced higher vehicle depreciation and interest costs during the quarter as well as transition costs relating to the outsourcing of information technology services. These costs and other cost increases exceeded the revenue growth, which resulted in lower profits for the third quarter of 2006 as compared to last year’s third quarter.

Operating Results

The Company had income of $29.7 million before income taxes for the third quarter of 2006, as compared to $45.3 million in the third quarter of 2005.

Revenues
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$454.3	$419.2	$35.1	8.4%
Vehicle leasing	17.7	19.6	(1.9)	(9.9%	)
Fees and services	12.7	14.8	(2.1)	(13.5%	)
Other	2.8	3.1	(0.3)	(12.1%	)

Total revenues	$487.5	$456.7	$30.8	6.7%

Vehicle rental metrics:
Number of rental days	10,748,298	10,392,740	355,558	3.4%
Average revenue per day	$42.26	$40.33	$1.93	4.8%

Vehicle leasing metrics:
Average number of vehicles leased	11,866	14,900	(3,034)	(20.4%	)
Average monthly lease revenue per unit	$497	$439	$58	13.2%

Vehicle rental revenue for the third quarter of 2006 increased 8.4%, due to a 4.8% increase in revenue per day totaling $20.8 million, coupled with a 3.4% increase in rental days totaling $14.3 million. Vehicle rental revenue grew by 4.6% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized and 3.8% due to same store revenue growth.

Vehicle leasing revenue for the third quarter of 2006 decreased 9.9%, due to a 20.4% decrease in the average lease fleet totaling $4.0 million, partially offset by a 13.2% increase in the average lease rate totaling $2.1 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations, and the lease rates increased as a result of higher vehicle depreciation and financing costs.

Fees and services revenue decreased 13.5%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Expenses
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$244.7	$230.5	$14.2	6.1%
Vehicle depreciation and lease charges, net	113.7	92.4	21.3	23.0%
Selling, general and administrative	66.4	61.5	4.9	8.0%
Interest expense, net of interest income	33.0	27.0	6.0	22.3%

Total expenses	$457.8	$411.4	$46.4	11.3%

Direct vehicle and operating expenses for the third quarter of 2006 increased $14.2 million, due to higher fleet and transaction levels, coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 50.2% in the third quarter of 2006, compared to 50.5% in the third quarter of 2005.

The increase in direct vehicle and operating expense in the third quarter of 2006 resulted from the following:

➢

Personnel related expenses increased $5.6 million. Salary expenses increased approximately $3.7 million due to higher compensation costs per employee and $3.5 million from increases in the number of employees, partially offset by lower incentive compensation expense of $1.0 million and a reduction of $0.6 million related to costs in group health insurance.

➢	Commission expenses increased $4.7 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢	Airport concession expenses increased $3.5 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢	Supplemental liability insurance expense increased $1.9 million to increase insurance reserves as a result of unfavorable developments in claims history.

➢	Bad debt expenses decreased $1.4 million due to improved performance relating to franchise and corporate receivables.

➢

Vehicle related costs decreased $0.9 million. Expenses for damage and the return and disposal of vehicles decreased $4.5 million and vehicle liability insurance decreased $0.6 million. These decreases in expenses were partially offset by an increase in gasoline expense of $4.9 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the third quarter of 2006 increased $21.3 million. As a percent of revenue, net vehicle depreciation and lease charges were 23.3% in the third quarter of 2006 compared to 20.2% in the third quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $18.9 million, resulting primarily from a 16.1% increase in the average depreciation rate, coupled with a 3.6% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $2.7 million. This decrease primarily resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $0.3 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the third quarter of 2006 increased $4.9 million, resulting from a $4.2 million increase in general and administrative expenses and a $0.7 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 13.6% of revenue in the third quarter of 2006, compared to 13.5% in the third quarter of 2005.

The increase in selling, general and administrative expenses in the third quarter of 2006 resulted from the following:

➢	Transition costs relating to the outsourcing of information technology services were $2.8 million, including salary related expenses.

➢	Separation costs relating to the elimination of certain positions from the organizational structure were $1.4 million.

➢	Sales and marketing expense increased $0.7 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the third quarter of 2006 increased $6.0 million due to higher interest rates and higher average vehicle debt, partially offset by higher interest rates on invested cash. Net interest expense was 6.8% of revenue in the third quarter of 2006, compared to 5.9% in the third quarter of 2005.

The income tax provision for the third quarter of 2006 was $9.1 million. The effective income tax rate for the third quarter of 2006 was 30.6% compared to 37.3% for the third quarter of 2005. This decrease in the effective tax rate was due primarily to higher Canadian pretax earnings in relationship to lower U.S. pretax earnings. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

During the nine months ended September 30, 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. Additionally, the Company benefited from lower vehicle liability insurance costs resulting from the removal of unlimited vicarious liability and other cost savings initiatives. The increase in revenue combined with these cost improvements offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.

Operating Results

The Company had income of $95.5 million before income taxes for the nine months ended September 30, 2006, as compared to $89.4 million for the nine months ended September 30, 2005.

Revenues
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,180.7	$1,067.7	$113.0	10.6%
Vehicle leasing	45.7	49.5	(3.8)	(7.6%	)
Fees and services	37.5	39.5	(2.0)	(5.1%	)
Other	12.0	10.5	1.5	13.7%

Total revenues	$1,275.9	$1,167.2	$108.7	9.3%

Vehicle rental metrics:
Number of rental days	28,494,264	26,907,381	1,586,883	5.9%
Average revenue per day	$41.44	$39.68	$1.76	4.4%

Vehicle leasing metrics:
Average number of vehicles leased	10,712	12,928	(2,216)	(17.1%	)
Average monthly lease revenue per unit	$474	$425	$49	11.5%

Vehicle rental revenue for the nine months ended September 30, 2006 increased 10.6%, due to a 5.9% increase in rental days totaling $63.0 million, coupled with a 4.4% increase in revenue per day totaling $50.0 million. Vehicle rental revenue grew by 6.9% due to same store revenue growth and 3.7% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

Vehicle leasing revenue for the nine months ended September 30, 2006 decreased 7.6%, due to a 17.1% decrease in the average lease fleet totaling $8.5 million, partially offset by an 11.5% increase in the average lease rate totaling $4.7 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations, and the increase in lease rates resulted from higher vehicle depreciation and financing costs.

Fees and services revenue decreased 5.1% due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Other revenue increased $1.5 million primarily due to an increase of $1.6 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$659.7	$631.1	$28.6	4.5%
Vehicle depreciation and lease charges, net	252.5	200.3	52.2	26.1%
Selling, general and administrative	195.3	176.5	18.8	10.7%
Interest expense, net of interest income	72.9	70.0	2.9	4.1%

Total expenses	$1,180.4	$1,077.9	$102.5	9.5%

Direct vehicle and operating expenses for the nine months ended September 30, 2006 increased $28.6 million, primarily due to higher fleet and transaction levels, partially offset by slightly lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 51.7% for the nine months ended September 30, 2006, compared to 54.1% for the nine months ended September 30, 2005.

The increase in direct vehicle and operating expense for the nine months ended September 30, 2006 resulted from the following:

➢

Personnel related expenses increased $16.7 million. Salary expenses increased approximately $9.8 million due to higher compensation costs per employee and $7.0 million from increases in the number of employees.

➢	Commission expenses increased $9.6 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢	Airport concession expenses increased $8.6 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢

Vehicle related costs decreased $6.1 million. This decrease resulted from a decrease in vehicle insurance expense of $9.9 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners in certain states for acts by vehicle drivers. In addition to the decrease in vehicle insurance expense, expenses for damage and the return and disposal of vehicles decreased $8.1 million. These decreases in expenses were partially offset by an increase in gasoline expense of $10.5 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2006 increased $52.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 19.8% for the nine months ended September 30, 2006 compared to 17.2% for the nine months ended September 30, 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $35.2 million, resulting primarily from a 10.1% increase in the average depreciation rate, coupled with a 4.8% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $18.7 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.7 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $18.8 million, resulting from a $15.5 million increase in general and administrative expenses and a $3.3 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 15.3% of revenue for the nine months ended September 30, 2006, compared to 15.1% for the nine months ended September 30, 2005.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2006 resulted from the following:

➢

Personnel related expenses increased $7.9 million primarily due to a $6.6 million increase in performance share expense. The increase in performance share expense included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006, $2.9 million for higher costs related to the 2006 performance share awards and $1.5 million to reflect current performance estimates.

➢	Transition costs relating to the outsourcing of information technology services were $2.8 million, including salary related expenses.

➢	Professional fees increased $2.6 million due to costs of $1.9 million related to a review of strategic alternatives and $0.7 million related to higher consulting costs.

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.6 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Separation costs relating to the elimination of certain positions from the organizational structure were $1.4 million.

➢	Sales and marketing expense increased $3.3 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the nine months ended September 30, 2006 increased $2.9 million due to higher interest rates and higher average vehicle debt, partially offset by higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 5.7% of revenue for the nine months ended September 30, 2006, compared to 5.9% for the nine months ended September 30, 2005.

The income tax provision for the nine months ended September 30, 2006 was $37.7 million. The effective income tax rate for the nine months ended September 30, 2006 was 39.4% compared to 41.0% for the nine months ended September 30, 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects the travel environment to be healthy for the foreseeable future. Rental rates, which are highly competitive within the rental car industry, have increased throughout 2006 and the Company expects increased growth in rental rates into 2007 due to efforts by the industry to offset increased fleet costs. The Company has implemented several cost savings initiatives that will reduce the Company’s operating and administrative costs in the future and expects additional cost savings in 2007 from personnel reductions and other initiatives currently under review and is continuing to pursue franchise acquisitions.

Vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry; however, the Company believes it has and will have adequate fleet to meet its forecasted growth in the upcoming year. Vehicle manufacturers have also significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2007 model year. To offset a portion of the vehicle cost increases, the Company is operating a larger proportion of Non-Program Vehicles, which will increase its exposure to fluctuations in the used car market.

The Company also expects higher costs relating to commissions to continue in 2007, due to volume increases on the third party Internet reservation channels and will increase its investments in improved IT systems, marketing initiatives and infrastructure to facilitate additional growth. Additionally other costs, such as interest costs due to higher interest rates, may continue to rise. These higher costs, including vehicle depreciation, will negatively impact the Company’s profits unless these increased costs can be fully passed on to customers through higher rental rates and by the Company achieving other cost reductions.

On August 1, 2006, the Company entered into a master services agreement (“MSA”) with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”). This MSA is a five-year, $150 million agreement, commencing on October 1, 2006, wherein EDS will provide a range of information technology (“IT”) services to the Company, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. The MSA will provide significant cost reductions to the Company over its term at current levels of IT development and support. Transition costs will be incurred by the Company to transition the IT function to EDS, of which approximately $7 million is projected to be incurred in 2006. For 2007, the Company expects this arrangement to be approximately cost neutral with ongoing cost savings offset by the remaining transition costs. The Company expects ongoing cost savings to continue in 2008 and beyond.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $358.6 million for the nine months ended September 30, 2006 was primarily the result of net income, adjusted for depreciation and deferred income taxes. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $556.6 million. The principal use of cash in investing activities during the nine months ended September 30, 2006, was the purchase of revenue-earning vehicles, which totaled $3.3 billion. This use of cash was partially offset by $2.3 billion in proceeds from the sale of used revenue-earning vehicles and a reduction in restricted cash and investments of $536.7 million, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $259.7 million at September 30, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $24.4 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $29.6 million of cash for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $165.5 million primarily due to the issuance of $600 million in asset backed notes in March 2006, an increase of $50 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility"), and an increase in other existing bank vehicle lines of credit of $156.1 million. Cash provided by financing activities was partially offset by the maturity of asset backed notes totaling $233.3 million, a $314.1 million net decrease in commercial paper and share repurchases totaling $91.9 million under the share repurchase program.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At September 30, 2006, the Company had $73.7 million in letters of credit, including $62.2 million in letters of credit already noted under the Revolving Credit Facility (see Revolving Credit Facility), and $38.0 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at September 30, 2006 was comprised of $1.88 billion in asset backed notes with maturities ranging from 2006 to 2011. Borrowings under the asset backed notes are secured by eligible vehicle collateral. Asset backed notes totaling $1.78 billion bear interest at fixed rates ranging from 3.64% to 5.27%, including certain floating rate notes swapped to fixed rates, and at floating rates on $100 million of LIBOR plus 0.17%. On March 28, 2006, the Company issued an additional $600 million of five-year asset backed notes consisting of floating rate notes at LIBOR plus 0.18%. In conjunction with the asset backed notes issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

Conduit Facility

Effective March 28, 2006, the Conduit Facility was renewed for another 364-day period with a capacity of $425 million.

Commercial Paper Program and Liquidity Facility

On March 28, 2006, the Company renewed its commercial paper program (the “Commercial Paper Program”) for another 364-day period at a maximum size of $649 million backed by a renewal of the Liquidity Facility in the amount of $560 million. At September 30, 2006, the Company had $247.1 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $327 million in capacity at September 30, 2006. The Company had $237.6 million in borrowings outstanding under these lines at September 30, 2006. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At September 30, 2006, DTG Canada had approximately CND $222.4 million (US $199.0 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. As of September 30, 2006, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $166.5 million and no working capital borrowings at September 30, 2006.

New Accounting Standards

For a discussion on new accounting standards refer to Note 15 of the Notes to condensed consolidated financial statements in Item 1 – Financial Statements.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2006, a 50 basis point fluctuation in interest rates would have an approximate $6 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2006, cash and cash equivalents totaled $241.8 million and restricted cash and investments totaled $259.7 million. The Company estimates that, for 2006, approximately 40% of its average debt will bear interest at floating rates.

At September 30, 2006, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2005, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements.

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

b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, commencing on October 1, 2006, a range of the IT services of the Company have been outsourced to EDS, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. With the outsourcing of such a pervasive area of control, the Company believes that it is reasonably likely to materially affect the Company’s internal controls over financial reporting in future periods. The Company believes it is taking the necessary steps for its internal control environment to remain effective.

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

In addition to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K, we are adding the following risk factors for outsourcing of our information technology services and the litigation risk associated with the removal of unlimited vicarious liability:

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

Litigation relating to the constitutionality of the removal of vicarious liability

On August 10, 2005, the federal Highway Bill was signed into law and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting exposure to state minimum financial responsibility amounts. Before vicarious liability was removed, the owner of a vehicle in certain states would be liable for acts by vehicle drivers even though the vehicle owner was not directly responsible. This federal law supersedes all state laws on vicarious liability for automobile lessors. Since the Highway Bill became law, its constitutionality has been challenged in some state courts, including subsequent appeals. If the elimination of unlimited vicarious liability is overturned, we would be subject to significant exposure to insurance liabilities and higher insurance costs, which would materially impact our results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2006 - July 31, 2006	296,000	$44.44	296,000	$234,268,000

August 1, 2006 - August 31, 2006	340,400	$41.20	340,400	$220,243,000

September 1, 2006 - September 30, 2006	282,200	$43.07	282,200	$208,087,000

Total	918,600		918,600

In February 2006, the Company’s Board of Directors authorized a new $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the nine months ended September 30, 2006, the Company repurchased 2,108,900 shares of common stock at an average price of $43.58 per share totaling $91.9 million. Since inception of the share repurchase programs, the Company has repurchased 3,660,500 shares of common stock at an average price of $37.33 per share totaling $136.6 million, all of which were made in open market transactions. At September 30, 2006, the $300 million share repurchase program has $208.1 million of remaining authorization to be completed by December 31, 2008.

ITEM 5.	OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders which will be held on May 17, 2007.

ITEM 6.        EXHIBITS

5.4

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-136611, filed August 14, 2006*

10.119

Mandatory Retirement Policy approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on July 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 1, 2006, Commission File No. 1-13647*

10.120

Retirement and Separation Agreement by and between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc. effective and enforceable on August 28, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 1, 2006, Commission File No. 1-13647*

10.121

Letter agreement effective as of September 8, 2006 between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc. to purchase additional vehicles for the 2007 model year, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.122

Letter agreement effective as of September 8, 2006 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.123

Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C.**

15.23	Letter from Deloitte & Touche LLP regarding interim financial information**
23.30	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*
23.31	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.4), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*
31.29	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.30	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.29	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.30	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.31

Press release regarding the signing of a Master Services Agreement with EDS issued by Dollar Thrifty Automotive Group, Inc. on August 2, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 7, 2006, Commission File No. 1-13647*

99.32

Press release regarding the anticipated earnings impact of a new IT services agreement issued by Dollar Thrifty Automotive Group, Inc. on August 2, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 7, 2006, Commission File No. 1-13647*

99.33

Press release reporting the retirement of Donald M. Himelfarb, Chief Administrative Officer, issued by Dollar Thrifty Automotive Group, Inc. on August 3, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 8, 2006, Commission File No. 1-13647*

99.34

News release reporting Third Quarter Financial Results for 2006, issued by Dollar Thrifty Automotive Group, Inc. on October 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed October 26, 2006, Commission File No. 1-13647*

______________

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 8, 2006	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

November 8, 2006	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.123

Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C.

15.23	Letter from Deloitte & Touche LLP regarding interim financial information
31.29	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.30	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.29	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.30	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002