Form 10-K/A
period 2005-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-02-26
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

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

EXPLANATORY NOTE

This Form 10-K/A amends the Company’s annual report on Form 10-K for the year ended December 31, 2005, which was filed on March 14, 2006.

The amendment is a result of the restatement of the Company’s consolidated financial statements and related financial information for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The amendment restates unaudited quarterly financial information for the 2005 and 2004 interim periods.

The Company is restating its previously filed financial statements and other financial information for the above referenced periods to correct the following:

•

An error related to the Company’s derivative accounting treatment under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).

•	An error related to determining the Company’s effective state income tax rate under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, as amended (“SFAS No. 109”).
•	An error in the classification of certain revenue-earning vehicle-related disposal costs from Direct Vehicle and Operating Expense to Vehicle Depreciation Expense.
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

These errors are described in more detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 22 to the Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data. This restatement increased total stockholders’ equity at each balance sheet date covered by the restatement and has no effect on the Company’s cash position or liquidity.

The Company is also filing amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006 to correct the errors described above, which include comparative quarterly information for the periods in 2005.

All of the information in this Form 10-K/A is as of March 14, 2006, the date the Company originally filed its Form 10-K with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 22 to the Consolidated Financial Statements appearing in this Form 10-K/A. For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-K/A is amended hereby as a result of the restatement:

Part I, Item 1 - Business

Part II, Item 6 - Selected Financial Data

Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 8 - Financial Statements and Supplementary Data

Part II, Item 9A - Controls and Procedures

Part IV, Item 15 - Exhibits, Financial Statement Schedules

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-K/A as Exhibits 31.31, 31.32, 32.31 and 32.32.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K/A

PART I

ITEM	1. BUSINESS	5

ITEM	1A. RISK FACTORS	18

ITEM	1B. UNRESOLVED STAFF COMMENTS	20

ITEM	2. PROPERTIES	20

ITEM	3. LEGAL PROCEEDINGS	20

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21

ITEM	6. SELECTED FINANCIAL DATA	23

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	25

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	39

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	78

ITEM	9A. CONTROLS AND PROCEDURES	78

ITEM	9B. OTHER INFORMATION	82

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	82

ITEM	11. EXECUTIVE COMPENSATION	82

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	82

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	82

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	82

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	83

SIGNATURES	103

INDEX TO EXHIBITS	104

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

PART I

ITEM 1.	BUSINESS (RESTATED)

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

Summary Operating Data of the Company

The following Summary Operating Data of the Company has been revised for the effects of the restatement discussed in Note 22 to the Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data.

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,387,751	$1,262,253	$1,000,002
Revenue from U.S. and Canada franchisees	107,550	130,855	198,039
Revenue from international franchisees	7,331	5,128	4,515
Other revenue	4,922	5,611	5,856

Total revenues	$1,507,554	$1,403,847	$1,208,412

	As of December 31,

	2005	2004	2003

Rental locations:
U.S. and Canada company- owned stores	369	352	310
U.S. and Canada franchisee locations	483	507	513

Franchisees:
U.S. and Canada	231	229	248
International	116	112	99

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

As of December 31, 2005, Dollar’s vehicle rental system included 352 locations in the United States and Canada, consisting of 187 company-owned stores and 165 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $866 million for the year ended December 31, 2005.

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

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $174 million or 13% of the Company’s rental revenues for the year ended December 31, 2005. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 3% of the Company’s 2005 rental revenues.

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

Summary of Corporate Operations Data

The following Summary of Corporate Operations Data has been revised for the effects of the restatement discussed in Note 22 to the Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data.

	Year Ended December 31,

	2005	2004	2003

	(in thousands)
Rental revenues:
United States - Dollar	$856,284	$850,473	$785,226
United States - Thrifty	447,535	339,700	157,006

Total U.S. rental revenues	1,303,819	1,190,173	942,232

Canada - Dollar and Thrifty	76,353	65,717	52,415

Total rental revenues	1,380,172	1,255,890	994,647

Other	7,579	6,363	5,355

Total revenues from U.S. and Canadian Corporate Operations	$1,387,751	$1,262,253	$1,000,002

	As of December 31,

	2005	2004	2003

Rental locations (U.S. and Canada):
Dollar	187	185	169
Thrifty	182	167	141

Total corporate rental locations	369	352	310

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

Both Dollar and Thrifty have also developed strategic partnerships with certain hotels, credit card companies, and with most U.S. airlines through participation in the airline’s frequent flyer programs. In addition, Dollar and Thrifty actively participate with our partner airlines in their respective branded Web sites.

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

The risk factors included in the Company’s Annual Report on Form 10-K/A have not been updated to reflect the passage of time or for information or events occurring after March 14, 2006, the date the Form 10-K was filed.

Expanding upon the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K/A, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements that we made. In addition, not all risks and uncertainties are described below. Risks that we do not know about could arise and issues we now view as minor could become more important. If we are unable to adequately respond to any of these risks, our financial condition and results of operations could be materially adversely affected.

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

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2005 with respect to the Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans
approved by security holders	956,172	$17.44	302,045 (1)

Equity compensation plans not
approved by security holders	None	None	None

Total	956,172	$17.44	302,045 (1)

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

ITEM 6.    SELECTED FINANCIAL DATA (RESTATED)

Selected Consolidated Financial Data of the Company

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,

	2005 (1)	2004 (1)	2003 (1)	2002 (2)	2001 (2)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statements of Income:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,380,172	$1,255,890	$994,647	$878,802	$804,424
Vehicle leasing	63,465	80,456	144,368	168,792	162,204
Fees and services	49,450	54,176	54,149	56,237	56,057
Other	14,467	13,325	15,248	10,781	10,075

Total revenues	1,507,554	1,403,847	1,208,412	1,114,612	1,032,760

Costs and expenses:
Direct vehicle and operating	787,714	692,803	484,787	373,392	357,842
Vehicle depreciation and lease charges, net	294,757	316,199	407,509	392,732	380,559
Selling, general and administrative	236,055	223,109	189,575	177,562	169,599
Interest expense, net	88,208	90,868	89,296	93,427	92,365
Amortization of goodwill	-	-	-	-	6,178

Total costs and expenses	1,406,734	1,322,979	1,171,167	1,037,113	1,006,543

(Increase) decrease in fair value of derivatives	(29,725)	(24,265)	(8,902)	30,725	11,264

Income before income taxes	130,545	105,133	46,147	46,774	14,953

Income tax expense	54,190	42,390	20,451	16,443	8,240

Income before cumulative effect of a change in accounting principle	76,355	62,743	25,696	30,331	6,713

Cumulative effect of a change in accounting principle	-	3,730	-	-	-

Net income	$76,355	$66,473	$25,696	$30,331	$6,713

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$3.04	$2.51	$1.05	$1.25	$0.28
Cumulative effect of a change in accounting principle	-	0.15	-	-	-

Net income	$3.04	$2.66	$1.05	$1.25	$0.28

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.89	$2.39	$1.01	$1.22	$0.27
Cumulative effect of a change in accounting principle	-	0.14	-	-	-

Net income	$2.89	$2.53	$1.01	$1.22	$0.27

	Year Ended December 31,

	2005 (1)	2004 (1)	2003 (2)	2002 (2)	2001 (2)

	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$274,299	$204,453	$192,006	$143,485	$37,532
Restricted cash and investments	$785,290	$455,215	$536,547	$334,849	$48,090
Revenue-earning vehicles, net	$2,202,890	$2,256,905	$2,126,862	$1,989,919	$1,510,651
Total assets	$3,986,784	$3,604,977	$3,396,270	$3,096,029	$2,146,228
Total debt	$2,724,952	$2,500,426	$2,442,162	$2,224,303	$1,516,733
Stockholders' equity	$690,428	$608,743	$537,849	$503,447	$464,932

U. S. and Canada

System-wide Data:

Rental locations:
Company-owned stores	369	352	310	224	193
Franchisee locations	483	507	513	579	676

Total rental locations	852	859	823	803	869

Average number of vehicles operated during the period by company-owned stores and franchisees	149,659	147,239	136,757	128,968	130,252

Peak number of vehicles operated during the period by company-owned stores and franchisees	183,291	179,304	167,755	158,758	159,993

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	113,002	102,159	80,302	69,272	68,696
Number of rental days	34,909,560	31,831,062	24,654,084	21,056,362	20,640,229
Vehicle utilization	84.6%	85.1%	84.1%	83.3%	82.3%
Average revenue per day	$39.54	$39.46	$40.34	$41.74	$38.97
Monthly average revenue per vehicle	$1,018	$1,024	$1,032	$1,057	$976

Vehicle leasing data:
Average number of vehicles leased	12,269	17,519	26,917	30,917	30,087
Average monthly lease revenue per unit	$431	$383	$447	$455	$449

(1)	These amounts reflect the restatement discussed in Note 22 to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data.
(2)

Similar correcting entries have been made to these amounts for the restatement discussed in Note 22 to the Consolidated Financial Statements included in Item 8 - Financial Statements and Supplementary Data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION (RESTATED)

Restatement

The financial statements in this Form 10-K/A reflect the restatement for the following:

•	An error related to the Company’s derivative accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).
•	An error related to determining the Company’s effective state income tax rate under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, as amended (“SFAS No. 109”).
•	An error in the classification of certain revenue-earning vehicle-related disposal costs from Direct Vehicle and Operating Expense to Vehicle Depreciation Expense.
•

An error in the classification of certain tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation gives effect to the restatement.

For additional information regarding the restatement, refer to Note 22 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data.

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

Throughout 2005, the Company’s revenues were positively impacted by franchise acquisitions and stronger rental demand due to increased travel. Total rental day volume increased 9.7% with same store volume increasing by 1.8%. Additionally, year over year revenue growth improved slightly due to full year 2005 revenue per day being up 0.2%. Airline passenger enplanements, an important driver for airport rental car demand, continued to grow in 2005. During the third and fourth quarters of 2005, travel into the Gulf coast was negatively impacted by three hurricanes.

During 2005, the Company achieved lower vehicle depreciation costs by changing the mix of vehicles in the fleet to include a higher proportion of Non-Program Vehicles, allowing the Company to take advantage of the strong used car market.

The Company recently concluded that its interest rate swap agreements did not qualify for the “short-cut” method of hedge accounting under SFAS No. 133 because of certain prepayment clauses contained in the documents relating to the asset-backed note issuances. These prepayment clauses were identified by the Company and its independent registered public accounting firm at inception. The prepayment clauses disqualify the Company from using the “short-cut” method of hedge accounting. Additionally, because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge, hedge accounting under SFAS No. 133 is not allowed retrospectively. Therefore, the Company is required to apply mark-to-market treatment to the Company’s interest rate swap agreements. However, management believes that the interest rate swap agreements would have qualified for hedge accounting under the “long-haul” method. The inability to retrospectively qualify for hedge accounting results in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of derivatives. For future interest rate swap agreements, the Company expects that the agreements will qualify for hedge accounting under the “long-haul” method and thus be reflected in the balance sheet in other comprehensive income (loss).

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

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Year Ended December 31,

	2005	2004	2003

	(Restated)	(Restated)	(Restated)
Revenues:
Vehicle rentals	91.6%	89.5%	82.3%
Vehicle leasing	4.2	5.7	11.9
Fees and services	3.3	3.9	4.5
Other	0.9	0.9	1.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	52.3	49.4	40.1
Vehicle depreciation and lease charges, net	19.6	22.5	33.7
Selling, general and administrative	15.6	15.9	15.7
Interest expense, net	5.8	6.4	7.4

Total costs and expenses	93.3	94.2	96.9

(Increase) decrease in fair value of derivatives	(2.0)	(1.7)	(0.7)

Income before income taxes	8.7	7.5	3.8

Income tax expense	3.6	3.0	1.7

Income before cumulative effect of a change in accounting principle	5.1	4.5	2.1

Cumulative effect of a change in accounting principle	-	0.2	-

Net income	5.1%	4.7%	2.1%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores,
•	Vehicle leasing revenue generated from leasing vehicles to franchisees,
•	Fees and services revenue generated from continuing franchise fees and providing services to franchisees, and
•	Other revenue generated from miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs,
•

Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most information technology expenses and administrative expenses, and

•	Interest expense, net which includes interest expense on vehicle related debt, net of interest earned on restricted and unrestricted cash.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Operating Results

The Company had income before income taxes of $130.5 million for 2005 as compared to income before income taxes and cumulative effect of a change in accounting principle of $105.1 million in 2004. The cumulative effect of the change in accounting principle in 2004 was $3.7 million. This change in accounting principle related to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) by the Company effective March 31, 2004 (see Note 2 of Notes to Consolidated Financial Statements).

Revenues

	(in millions)
			$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$1,380.2	$1,255.9	$124.3	9.9%
Vehicle leasing	63.5	80.5	(17.0)	(21.1%)
Fees and services	49.4	54.2	(4.8)	(8.7%)
Other	14.5	13.3	1.2	8.6%

Total revenues	$1,507.6	$1,403.9	$103.7	7.4%

Vehicle rental metrics:
Number of rental days (including new stores)	34,909,560	31,831,062	3,078,498	9.7%
Number of rental days (excluding new stores)	32,392,998	31,831,062	561,936	1.8%
Average revenue per day	$39.54	$39.46	$0.08	0.2%

Vehicle leasing metrics:
Average number of vehicles leased	12,269	17,519	(5,250)	(30.0%)
Average monthly lease revenue per unit	$431	$383	$48	12.5%

Vehicle rental revenue increased 9.9% due to a 9.7% increase in rental days totaling $121.5 million and a 0.2% increase in revenue per day totaling $2.8 million. Rental days grew by 7.9% due to 2004 franchisee acquisitions that had not yet annualized, 2005 franchisee acquisitions and greenfield locations, and by 1.8% from same store growth.

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

Expenses

	(in millions)
			$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$787.7	$692.8	$94.9	13.7%
Vehicle depreciation and lease charges, net	294.8	316.2	(21.4)	(6.8%)
Selling, general and administrative	236.0	223.1	12.9	5.8%
Interest expense, net of interest income	88.2	90.9	(2.7)	(2.9%)

Total expenses	$1,406.7	$1,323.0	$83.7	6.3%

(Increase) decrease in fair value of derivatives	$(29.7)	$(24.3)	$5.4	22.5%

Direct vehicle and operating expense increased $94.9 million, primarily due to higher fleet and transaction levels and to cost increases. As a percent of revenue, direct vehicle and operating expenses were 52.3% in 2005, compared to 49.4% in 2004.

The increase in direct vehicle and operating expense in 2005 resulted from the following:

➢

Personnel related expenses increased $30.2 million. During the year, salary expenses increased approximately $18.9 million due to an increase in the number of employees, $7.0 million from merit increases and $3.8 million related to group health insurance increases due to rising insurance costs and increased employment.

➢

Vehicle related costs increased $22.1 million. This increase resulted primarily from increases in vehicle damage expense of $9.7 million and gas expense of $9.4 million. All other fleet related expenses increased $7.6 million and were partially offset by a decrease in vehicle insurance expense of $4.6 million, primarily related to a decrease in insurance reserves. The decrease in insurance reserves was a result of favorable developments in claims history and to a change in the vicarious liability law, which imposed liability on vehicle owners for acts by vehicle drivers. The federal “Safe, Accountable, Flexible, Efficient Transportation Equity Act: A Legacy for Users”, referred to as the “Highway Bill”, was signed into law on August 10, 2005, and removes unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts.

➢

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

Net vehicle depreciation and lease charges decreased $21.4 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 19.6% in 2005, compared to 22.5% in 2004.

The decrease in net vehicle depreciation and lease charges in 2005 resulted from the following:

➢

Net vehicle gains on the disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $18.4 million. This increase resulted from an increase in the number of units sold as the Company took advantage of the strong used car market, and an increase in the average gain per unit.

➢	Leasing charges, for vehicles leased from third parties, decreased $7.4 million due to a decrease in the average number of vehicles leased.

➢

Vehicle depreciation expense increased $4.4 million, resulting primarily from a 6.2% increase in depreciable fleet, partially offset by a 4.6% decrease in the average depreciation rate. The decrease in depreciation rate was primarily the result of a shift in the fleet to lower cost units including a higher proportion of Non-Program Vehicles, which was partially offset by an increase in depreciation rates on Program Vehicles.

Selling, general and administrative expenses for 2005 increased $12.9 million, resulting from a $12.2 million increase in general and administrative expenses and a $0.7 million increase in sales and marketing expenses. As a percent of revenue, selling, general and administrative expenses were 15.6% in 2005, compared to 15.9% in 2004.

The increase in selling, general and administrative expenses in 2005 resulted from the following:

➢

Personnel related expenses increased $8.6 million. Salary expense increased $4.9 million resulting primarily from merit increases. Incentive compensation increased $2.6 million due to increased pretax income in 2005. Group health insurance increased $0.9 million, related to rising insurance costs.

➢

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

The (increase) decrease in fair value of derivatives increased ($5.4) million in 2005 compared to 2004 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for 2005 was $54.2 million. The effective income tax rate for 2005 was 41.5% compared to 40.3% in 2004. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2005 or 2004, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Operating Results

The Company had income before income taxes and cumulative effect of a change in accounting principle of $105.1 million for 2004 as compared to $46.1 million in 2003. The cumulative effect of the change in accounting principle was $3.7 million. This change in accounting principle relates to the adoption of FASB Interpretation No. 46(R) by the Company effective March 31, 2004. See Note 2 of Notes to Consolidated Financial Statements for further discussion. Income before income taxes in 2003 was reduced by $22.1 million due to the implementation of Emerging Issues Task Force No. 02-16 (“EITF No. 02-16”). See Note 3 of Notes to Consolidated Financial Statements for further discussion.

Revenues

	(in millions)
			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$1,255.9	$994.6	$261.3	26.3%
Vehicle leasing	80.5	144.4	(63.9)	(44.3%)
Fees and services	54.2	54.2	-	0.0%
Other	13.3	15.2	(1.9)	(12.6%)

Total revenues	$1,403.9	$1,208.4	$195.5	16.2%

Vehicle rental metrics:
Number of rental days (including new stores)	31,831,062	24,654,084	7,176,978	29.1%
Number of rental days (excluding new stores)	27,226,402	24,654,084	2,572,318	10.4%
Average revenue per day	$39.46	$40.34	$(0.88)	(2.2%)

Vehicle leasing metrics:
Average number of vehicles leased	17,519	26,917	(9,398)	(34.9%)
Average monthly lease revenue per unit	$383	$447	$(64)	(14.3%)

Vehicle rental revenue increased 26.3% due to a 29.1% increase in rental days totaling $289.5 million, partially offset by a 2.2% decrease in revenue per day totaling $28.2 million. Rental days grew by 18.7% due to 2003 franchisee acquisitions that had not yet annualized, 2004 franchisee acquisitions and greenfield locations, and by 10.4% from same store growth.

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

Expenses

	(in millions)
			$ Increase/	% Increase/
	2004	2003	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$692.8	$484.8	$208.0	42.9%
Vehicle depreciation and lease charges, net	316.2	407.5	(91.3)	(22.4%)
Selling, general and administrative	223.1	189.6	33.5	17.7%
Interest expense, net of interest income	90.9	89.3	1.6	1.8%

Total expenses	$1,323.0	$1,171.2	$151.8	13.0%

(Increase) decrease in fair value of derivatives	$(24.3)	$(8.9)	$15.4	172.6%

Direct vehicle and operating expenses increased $208.0 million, of which $151.0 million was due to higher fleet and transaction levels resulting primarily from the operation of additional corporate stores and increased rental demand. Most of this increase is attributable to increases in personnel related expenses of $55.2 million, vehicle related costs of $34.7 million, facility and airport concession expenses of $31.8 million and commissions of $12.0 million. Additionally, the Company increased vehicle insurance reserves by $6.1 million and workers’ compensation reserves by $2.6 million to reflect changes in actuarial estimates. In the fourth quarter of 2003, the Company adopted EITF No. 02-16, which requires promotional incentives to be classified as a reduction of vehicle capitalized costs and consequently a reduction to vehicle depreciation and lease charges, net, on a prospective basis rather than direct vehicle and operating expenses. Consequently, direct vehicle and operating expenses were reduced by $48.3 million for 2003, relating to promotional payments, which are classified as a reduction of vehicle depreciation expense in 2004. Direct vehicle and operating expenses were 49.4% of revenue in 2004, compared to 40.1% of revenue in 2003.

Net vehicle depreciation and lease charges decreased $91.3 million, of which $69.5 million of the decrease was due to classifying promotional incentives as a reduction in vehicle depreciation and lease charges, net, under the guidance of EITF No. 02-16 effective in the fourth quarter of 2003. These promotional incentives were previously recorded as a reduction to direct vehicle and operating expenses through September 30, 2003. Additionally, net vehicle gains on the disposal of Non-Program Vehicles were $23.0 million in 2004 compared to a loss of $1.9 million in 2003, due to lower acquisition costs and to an improved used car market. Lease charges, for vehicles leased from third parties, increased $8.1 million due to an increase in the number of vehicles leased. Vehicle depreciation expenses also decreased $5.0 million due to a 9.3% decrease in the average depreciation rate resulting from favorable manufacturer fleet programs, partially offset by an 8.9% increase in depreciable fleet. Net vehicle depreciation expense and lease charges were 22.5% of revenue in 2004, compared to 33.7% of revenue in 2003.

Selling, general and administrative expenses for 2004 increased $33.5 million. This increase was due primarily to a $13.7 million increase in sales and marketing costs and an $11.6 million increase in personnel related costs including a $4.3 million increase in expenses related to the Company’s performance based compensation plans. The remaining increase is principally due to costs associated with Thrifty National Ad which were $9.2 million and are included in the Company’s consolidated results as of April 1, 2004 due to the adoption of FIN No. 46(R). These costs are primarily offset by a corresponding increase in fees and services revenue, thus having minimal impact on net income. Selling, general and administrative expenses were 15.9% of revenue in 2004, compared to 15.7% of revenue in 2003.

Net interest expense increased $1.6 million in 2004 primarily due to an increase in average vehicle debt, partially offset by lower interest rates. Net interest expense was 6.4% of revenue in 2004, compared to 7.4% of revenue in 2003.

The (increase) decrease in fair value of derivatives increased ($15.4) million in 2004 compared to 2003 due to a change in the fair market value of the Company’s interest rate swap agreements.

The income tax provision for 2004 was $42.4 million. The effective income tax rate for 2004 was 40.3% compared to 44.3% in 2003. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relation to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2004 or 2003, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $441.0 million for 2005 is primarily the result of net income, adjusted for depreciation, favorable tax programs (discussed below) which provided the Company deferral of tax payments on 2005 earnings to future years, and the increase in the reserve for public liability and property damage due to retaining risk of loss for insurance claims. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $585.0 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $3.9 billion, and was primarily offset by $3.7 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2005 increased $330.1 million from the previous year due to a decrease in the fleet and an increase in debt compared to the prior year. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $31.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $60 million in 2006 as a result of increased airport facility projects and more significant upgrades in information technology equipment and systems. In addition, the Company used cash for franchisee acquisitions of $5.2 million in 2005 and will continue to pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

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

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program where DTG Canada obtains vehicle financing funded through a bank commercial paper conduit. On June 21, 2005, the Company renewed the Canadian fleet securitization program for another five year term which expires May 31, 2010 and increased the capacity from CND $235 million to CND $300 million. At December 31, 2005, DTG Canada had approximately CND $132.9 million (US $114.3 million) funded under this program.

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

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations. The more significant items include:

Public liability and property damage – The Company does self-insure or retain a portion of the exposure for losses related to public liability and property damage insurance. The obligation for public liability and property damage represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level. The Company records public liability and property damage expense on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on actuarial analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible, but the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 70% to 85% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 15% to 30% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition and the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months and the Company has generally experienced gains on disposal. Many factors affect the market value of used cars including increasing use of incentives by automobile manufacturers for new vehicles, limited or excess supply of used vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A one percent change in the expected residual value of Non-Program Vehicles sold during 2005 would have impacted vehicle depreciation expense, net by $6.5 million.

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

In April 2005, the FASB adopted Financial Interpretation No. 47 (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” from FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FASB No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event and requires the recognition of such conditional obligations even though uncertainty exists. The Company adopted FIN No. 47 at December 31, 2005. Adoption of FIN No. 47 did not have a material effect on the consolidated financial statements of the Company.

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

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company adopted the "modified prospective" method under SFAS No. 123(R) as required on January 1, 2006. The adoption did not have a material effect on the consolidated financial statements of the Company.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

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

As discussed in Note 22, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 (February 26, 2007, as to the effect of the material weaknesses described in Management’s Report on Internal Controls Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities effective March 31, 2004, due to adopting Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2006 (February 26, 2007, as to the effects of the restatement discussed in Note 22)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands Except Per Share Data)

	2005	2004	2003
	(As Restated - See Note 22)	(As Restated - See Note 22)	(As Restated - See Note 22)
REVENUES:
Vehicle rentals	$1,380,172	$1,255,890	$994,647
Vehicle leasing	63,465	80,456	144,368
Fees and services	49,450	54,176	54,149
Other	14,467	13,325	15,248

Total revenues	1,507,554	1,403,847	1,208,412

COSTS AND EXPENSES:
Direct vehicle and operating	787,714	692,803	484,787
Vehicle depreciation and lease charges, net	294,757	316,199	407,509
Selling, general and administrative	236,055	223,109	189,575
Interest expense, net of interest income of $18,388, $6,929 and $4,640	88,208	90,868	89,296

Total costs and expenses	1,406,734	1,322,979	1,171,167

(Increase) decrease in fair value of derivatives	(29,725)	(24,265)	(8,902)

INCOME BEFORE INCOME TAXES	130,545	105,133	46,147

INCOME TAX EXPENSE	54,190	42,390	20,451

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	76,355	62,743	25,696

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	3,730	-

NET INCOME	$76,355	$66,473	$25,696

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$3.04	$2.51	$1.05
Cumulative effect of a change in accounting principle	-	0.15	-

Net income	$3.04	$2.66	$1.05

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.89	$2.39	$1.01
Cumulative effect of a change in accounting principle	-	0.14	-

Net income	$2.89	$2.53	$1.01

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(In Thousands Except Share and Per Share Data)

	2005	2004
	(As Restated - See Note 22)	(As Restated - See Note 22)
ASSETS
Cash and cash equivalents	$274,299	$204,453
Restricted cash and investments	785,290	455,215
Receivables, net	218,552	189,355
Prepaid expenses and other assets	89,299	90,030
Revenue-earning vehicles, net	2,202,890	2,256,905
Property and equipment, net	108,062	105,335
Income taxes receivable	-	3,757
Software and other intangible assets, net	28,270	20,020
Goodwill	280,122	279,907

	$3,986,784	$3,604,977

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$76,616	$63,109
Accrued liabilities	150,024	146,940
Income taxes payable	8,207	-
Deferred income tax liability	235,944	197,583
Public liability and property damage	100,613	88,176
Vehicle debt and obligations	2,724,952	2,500,426

Total liabilities	3,296,356	2,996,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 26,921,843 and 25,910,030 issued, respectively, and 25,370,243 and 25,039,730 outstanding, respectively	269	259
Additional capital	774,390	748,261
Accumulated deficit	(43,910)	(120,265)
Accumulated other comprehensive income	4,397	2,694
Treasury stock, at cost (1,551,600 and 870,300 shares, respectively)	(44,718)	(22,206)

Total stockholders’ equity	690,428	608,743

	$3,986,784	$3,604,977

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
				(As Restated - See Note 22)	(As Restated - See Note 22)			(As Restated - See Note 22)

BALANCE, JANUARY 1, 2003	24,599,890	$246	$717,081	$(212,434)	$(1,446)	-	$-	$503,447
Issuance of common shares for director compensation	3,040	-	60	-	-	-	-	60
Issuance of common shares for 401(k) company match	102,219	1	2,059	-	-	-	-	2,060
Stock option transactions, including tax benefit	446,844	5	7,929	-	-	-	-	7,934
Purchase of common stock for the treasury	-	-	-	-	-	(236,000)	(5,809)	(5,809)
Performance share incentive plan	-	-	1,723	-	-	-	-	1,723
Issuance of common stock in settlement of vested performance shares	40,019	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	454	-	-	-	-	454
Issuance of common shares	4,929	-	-	-	-	-	-	-
Comprehensive income:
Net income, as restated	-	-	-	25,696	-	-	-	25,696
Foreign currency translation	-	-	-	-	2,284	-	-	2,284

Total comprehensive income, as restated	-	-	-	25,696	2,284	-	-	27,980

BALANCE, DECEMBER 31, 2003	25,196,941	252	729,306	(186,738)	838	(236,000)	(5,809)	537,849
Issuance of common shares for director compensation	1,596	-	43	-	-	-	-	43
Issuance of common shares for 401(k) company match	40,657	1	1,070	-	-	-	-	1,071
Stock option transactions, including tax benefit	619,089	6	13,531	-	-	-	-	13,537
Purchase of common stock for the treasury	-	-	-	-	-	(634,300)	(16,397)	(16,397)
Performance share incentive plan	-	-	3,705	-	-	-	-	3,705
Issuance of common stock in settlement of vested performance shares	48,247	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	606	-	-	-	-	606
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income, as restated	-	-	-	66,473	-	-	-	66,473
Foreign currency translation	-	-	-	-	1,856	-	-	1,856

Total comprehensive income, as restated	-	-	-	66,473	1,856	-	-	68,329

BALANCE, DECEMBER 31, 2004	25,910,030	259	748,261	(120,265)	2,694	(870,300)	(22,206)	608,743
Issuance of common shares for director compensation	1,214	-	42	-	-	-	-	42
Stock option transactions, including tax benefit	978,831	10	21,544	-	-	-	-	21,554
Purchase of common stock for the treasury	-	-	-	-	-	(681,300)	(22,512)	(22,512)
Performance share incentive plan	-	-	3,699	-	-	-	-	3,699
Issuance of common stock in settlement of vested performance shares	28,268	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	844	-	-	-	-	844
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income, as restated	-	-	-	76,355	-	-	-	76,355
Foreign currency translation	-	-	-	-	1,703	-	-	1,703

Total comprehensive income, as restated	-	-	-	76,355	1,703	-	-	78,058

BALANCE, DECEMBER 31, 2005, as restated	26,921,843	$269	$774,390	$(43,910)	$4,397	(1,551,600)	$(44,718)	$690,428

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

	2005	2004	2003
	(As Restated - See Note 22)	(As Restated - See Note 22)	(As Restated - See Note 22)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,355	$66,473	$25,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	326,632	322,265	396,728
Non-vehicle depreciation	20,709	18,021	15,382
Net (gains)/losses from disposition of revenue-earning vehicles	(41,431)	(22,987)	1,925
Amortization	6,088	5,547	5,637
Interest income earned on restricted cash and investments	(11,045)	(4,333)	(3,214)
Performance share incentive and restricted stock plan	4,543	4,311	2,177
Net losses from sale of property and equipment	51	246	104
Provision for losses on receivables	4,334	2,596	4,729
Deferred income taxes	42,940	43,961	25,861
(Increase) decrease in fair value of derivatives	(29,725)	(24,265)	(8,902)
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	11,964	(3,757)	61,314
Receivables	(11,522)	(23,139)	113,803
Prepaid expenses and other assets	6,068	(11,971)	(1,728)
Accounts payable	8,320	14,594	(5,145)
Accrued liabilities	12,880	11,599	16,577
Public liability and property damage	12,437	31,882	16,788
Other	1,422	1,041	1,036

Net cash provided by operating activities	441,020	432,084	668,768

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,919,650)	(3,527,250)	(3,441,116)
Proceeds from sales	3,687,368	3,095,907	2,888,380
Net change in restricted cash and investments	(319,030)	85,665	(198,484)
Property, equipment and software:
Purchases	(31,766)	(31,079)	(22,423)
Proceeds from sales	3,282	34	39
Acquisition of businesses, net of cash acquired	(5,224)	(77,789)	(36,882)

Net cash used in investing activities	(585,020)	(454,512)	(810,486)

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2005, 2004 AND 2003
(In Thousands)

	2005	2004	2003
	(As Restated - See Note 22)	(As Restated - See Note 22)	(As Restated - See Note 22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	5,450,924	4,626,613	5,370,679
Payments	(5,226,403)	(4,577,878)	(5,179,583)
Issuance of common shares	17,016	11,742	10,054
Purchase of common stock for the treasury	(22,512)	(16,397)	(5,809)
Financing issue costs	(5,179)	(9,205)	(5,102)

Net cash provided by financing activities	213,846	34,875	190,239

CHANGE IN CASH AND CASH EQUIVALENTS	69,846	12,447	48,521

CASH AND CASH EQUIVALENTS:
Beginning of year	204,453	192,006	143,485

End of year	$274,299	$204,453	$192,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):

Income taxes to (from) taxing authorities	$(751)	$2,186	$(67,236)

Interest	$99,450	$91,735	$88,581

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$42	$43	$60

Receivables from capital lease of vehicles to franchisees	$1,106	$11,735	$42,222

Purchases of property, equipment and software included in accounts payable	$5,187	$-	$-

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Beginning in 2001 and continuing through 2005, the Company entered into interest rate swap agreements. The Company has determined that these interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, the changes in the interest rate swap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income (Notes 11 and 22).

Public Liability and Property Damage – Provisions for public liability and property damage on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2005.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income.

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

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance share and restricted stock awards, in the 2004 and 2003 periods presented (in thousands, except per share data):

	December 31,

	2004	2003

	(Restated)	(Restated)
Net income, as reported	$66,473	$25,696

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	2,509	1,154

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(2,755)	(2,072)

Pro forma net income	$66,227	$24,778

Earnings per share:
Basic, as reported	$2.66	$1.05

Basic, pro forma	$2.65	$1.01

Diluted, as reported	$2.53	$1.01

Diluted, pro forma	$2.53	$0.98

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

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (See "New Accounting Standards").

Variable Interest Entity – In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended in December 2003 (“FIN No. 46(R)”) an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN No. 46(R) requires existing unconsolidated variable interest entities (“VIE’s”) to be consolidated by their primary beneficiaries if that company is subject to a majority of the risk of loss, if any, from the VIE’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company believes that its involvement with Thrifty National Ad qualifies Thrifty National Ad as a VIE with the Company representing the primary beneficiary. Consequently, Thrifty National Ad has been consolidated in the Company’s financial statements beginning with the quarter ended March 31, 2004. The fair value of the net assets of Thrifty National Ad of approximately $3.7 million at March 31, 2004, was recorded as a cumulative effect of a change in accounting principle in the Company’s consolidated statements of income. Beginning April 1, 2004, the Company began consolidating the operating results of Thrifty National Ad with its operating results. Thrifty National Ad is established for the limited purpose of collecting and disbursing funds for advertising and promotion programs for the benefit of the Thrifty Car Rental corporate and franchisee network. Thrifty National Ad files its tax returns under the provisions applicable to a trust. Accordingly, there is no tax effect on the cumulative effect of the change in accounting principle or on subsequent profits or losses. The Company’s estimated maximum exposure to loss as a result of its continuing involvement with Thrifty National Ad is expected to be minimal as expenditures are managed by Thrifty National Ad based on receipts. The Company also evaluated its franchisee network as potential VIE’s subject to possible consolidation. The Company determined that its franchisees met the FIN No. 46(R) definition of a business; however, the Company did not provide more than half of each franchisee’s equity or other financial support, among other qualifying conditions. Therefore, the Company believes that its franchisees do not qualify as VIE’s under FIN No. 46(R) and are not required to be consolidated into the Company’s financial statements.

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

In April 2005, the FASB adopted Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", (“FIN No. 47”). FIN No. 47 clarifies that the term “conditional asset retirement obligation” from FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“FASB No. 143”) refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event and requires the recognition of such conditional obligations even though uncertainty exists. The Company adopted FIN No. 47 at December 31, 2005. Adoption of FIN No. 47 did not have a material effect on the consolidated financial statements of the Company.

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

The effective date of SFAS No. 123(R) is the first fiscal year beginning after June 15, 2005, January 1, 2006 for the Company. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. The Company adopted the "modified prospective" method under SFAS No. 123(R) as required on January 1, 2006. The adoption did not have a material effect on the consolidated financial statements of the Company.

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

As discussed in Note 6, the Company changed its method of accounting for Promotional Payments received under its Vehicle Supply Agreement (“VSA”). In October, 2003, the Company amended its VSA and implemented the provisions of EITF No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF No. 02-16"). Under EITF No. 02-16, effective with the amendment to the VSA, the Company began accounting for these promotional payments received as a reduction of the cost of the vehicles when acquired and recognized over the lives of the vehicles as a reduction of vehicle depreciation expense. Under the new method, the promotional payments are recognized over the 19 to 20 month period during which the related vehicles are to be cycled through the fleet. Previously, these payments were accrued and amortized on a straight line basis over the 12 month vehicle model year as a reduction in direct vehicle and operating expenses. As required under EITF No. 02-16, the effect of this change was accounted for prospectively as a change in estimate beginning in October 2003. Accordingly, there is no cumulative effect of a change in accounting method and the Company incurred additional direct vehicle and operating expense of $26,598,000, partially offset by reduced vehicle depreciation expense of $4,476,000 in the quarter ended December 31, 2003. The effect of this change was to reduce income before income taxes for the year ended December 31, 2003 by $22,122,000 and net income by $13,273,000 or $0.52 per diluted share. As this change has been accounted for as a change in estimate, no reclassification has been made in the consolidated financial statements for the years ended December 31, 2003 to conform to the classifications used for the year ended December 31, 2004 and 2005.

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

5.	RECEIVABLES (RESTATED)

Receivables consist of the following:

	(In Thousands)
	December 31,

	2005	2004
	(Restated)	(Restated)

Trade accounts receivable	$130,953	$103,269
Notes receivable	1,448	1,910
Financing receivables, net	898	5,035
Due from DaimlerChrysler	83,774	82,913
Fair value of interest rate swap	20,903	-
Other vehicle manufacturer receivables	1,182	12,371

	239,158	205,498
Less allowance for doubtful accounts	(20,606)	(16,143)

	$218,552	$189,355

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

6.	REVENUE–EARNING VEHICLES (RESTATED)

Revenue-earning vehicles consist of the following:

	(In Thousands)
	December 31,

	2005	2004
	(Restated)	(Restated)

Revenue-earning vehicles	$2,354,426	$2,403,451
Less accumulated depreciation	(151,536)	(146,546)

	$2,202,890	$2,256,905

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

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to vehicle depreciation expense in the consolidated statements of income. Promotional payments under the VSA received through September 30, 2003 have been amortized on a straight-line basis over the respective model year to which the promotional payments relate and were recorded in Due from DaimlerChrysler as earned. As discussed in Note 3, the Company implemented the provisions of EITF No. 02-16 effective with the amendment to the VSA in October 2003, and began recognizing these promotional payments as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $842,071,000, $848,518,000 and $732,320,000 in 2005, 2004 and 2003, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $154,029,000, $138,069,000 and $107,048,000 in 2005, 2004 and 2003, respectively, and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet.

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

10.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2005	2004

Asset-backed notes:
2005 Series notes	$400,000	$-
2004 Series notes	500,000	500,000
2003 Series notes	375,000	375,000
2002 Series notes	-	350,000
2001 Series notes	233,333	350,000
1999 Series notes	-	26,667
1997 Series notes	-	110,548

	1,508,333	1,712,215
Discounts on asset backed notes	(41)	(1)

Asset-backed notes, net of discount	1,508,292	1,712,214
Conduit Facility	375,000	350,000
Commercial paper, net of discount of $2,554 and $467	561,155	155,573
Other vehicle debt	166,183	174,594
Limited partner interest in limited partnership	114,322	108,045

Total vehicle debt and obligations	$2,724,952	$2,500,426

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

11.	DERIVATIVE FINANCIAL INSTRUMENTS (RESTATED)

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset-backed note issuance in 2001 through 2005, to convert variable interest rates on a total of $1.3 billion in asset-backed notes to fixed interest rates. These swaps have termination dates through June 2010. The Company reflects these swaps on its balance sheets at fair market value, which were assets, included in receivables, of approximately $20,903,000 at December 31, 2005, and were liabilities, included in accrued liabilities, of approximately $8,822,000 at December 31, 2004. The Company recorded the related change in fair value of the interest rate swap agreements of ($29,725,000), ($24,265,000) and ($8,902,000) in 2005, 2004, and 2003, respectively, as an (increase) decrease in fair value of derivatives in the consolidated statement of income, as these swaps do not qualify for hedge accounting treatment under SFAS No. 133 (Note 22).

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

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect EPS.

13.	EARNINGS PER SHARE (RESTATED)

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	(In Thousands, Except Share and Per Share Data)
	Year Ended December 31,

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Income before cumulative effect of a change in accounting principle	$76,355	$62,743	$25,696

Basic EPS:
Weighted average common shares	25,120,617	24,947,791	24,537,787

Basic EPS	$3.04	$2.51	$1.05

Diluted EPS:
Weighted average common shares	25,120,617	24,947,791	24,537,787

Shares contingently issuable:
Stock options	351,260	432,985	325,686
Performance awards	613,616	561,641	265,605
Shares held for compensation plans	181,747	175,888	197,179
Director compensation shares deferred	138,230	104,480	67,324

Shares applicable to diluted	26,405,470	26,222,785	25,393,581

Diluted EPS	$2.89	$2.39	$1.01

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

16.	INCOME TAXES	(RESTATED)

Income tax expense consists of the following:

	(In Thousands)
	Year Ended December 31,

	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Current:
Federal	$10,000	$-	$-
State and local	826	(1,857)	(6,219)
Foreign	424	286	295

	11,250	(1,571)	(5,924)

Deferred:
Federal	35,100	36,677	22,801
State and local	7,840	7,284	3,574

	42,940	43,961	26,375

	$54,190	$42,390	$20,451

Deferred tax assets and liabilities consist of the following:

		(In Thousands)
		December 31,

		2005	2004
		(Restated)	(Restated)
Deferred tax assets:
Public liability and property damage		$37,434	$32,421
Allowance for doubtful accounts and notes receivable		8,433	6,247
Other accrued liabilities		44,469	42,721
Federal and state NOL carryforwards		215,173	313,527
Interest rate swap		-	3,620
AMT credit carryforward		10,000	-
Canadian NOL carryforwards		17,046	11,456
Canadian depreciation		912	892
Other Canadian temporary differences		-	1,679

		333,467	412,563
Valuation allowance		(17,452)	(14,027)

Total		$316,015	$398,536

Deferred tax liabilities:
Depreciation		$529,675	$588,684
Interest rate swap		8,609	-
Other Canadian temporary differences		506	-
Other		13,169	7,435

Total		$551,959	$596,119

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

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	(Amounts in Thousands)
	Year Ended December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent
	(Restated)		(Restated)		(Restated)

Tax expense computed at the maximum U.S. statutory rate	$45,691	35.0%	$36,797	35.0%	$16,151	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	5,631	4.3%	3,526	3.3%	1,686	3.7%
Foreign losses	1,892	1.4%	1,606	1.5%	1,377	3.0%
Foreign taxes	424	0.4%	286	0.3%	295	0.6%
Other	552	0.4%	175	0.2%	942	2.0%

Total	$54,190	41.5%	$42,390	40.3%	$20,451	44.3%

17.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and investments, interest rate swaps, DaimlerChrysler receivables and trade receivables. The Company limits its exposure on cash and cash equivalents and restricted cash and investments by investing in highly rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to concentration of credit risk with counterparties to the interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions. Receivables from DaimlerChrysler, the Company's primary vehicle supplier, consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs. The Company’s financial condition and results of operations would be materially adversely affected if DaimlerChrysler were unable to meet its obligations to the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

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

At December 31, 2005, the Company had outstanding vehicle purchase commitments of approximately $1,557,073,000.

19.	BUSINESS SEGMENTS (RESTATED)

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

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	(In Thousands)
	Year Ended December 31,

	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Revenues:
United States	$1,413,541	$1,324,601	$1,143,081
Foreign countries	94,013	79,246	65,331

	$1,507,554	$1,403,847	$1,208,412

Long-lived assets:
United States	$404,720	$393,972	$306,162
Foreign countries	11,734	11,290	10,225

	$416,454	$405,262	$316,387

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets include property and equipment, software and other intangible assets and goodwill.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (RESTATED)

A summary of the quarterly operating results during 2005 and 2004 follows. The restatement is described in more detail in Note 22, and the impact of the restatement on the Company’s quarterly results is detailed below (in thousands, except per share amounts):

	Quarter Ended March 31, 2005 (unaudited)

	As Previously Reported	Adjustments	As Restated

Revenues	$342,800	$(3,482)	$339,318
Operating income	43,681	-	43,681
Net income	12,975	11,110	24,085
Earnings per share (1)
Basic	0.52	0.44	0.96
Diluted	0.49	0.43	0.92

	Quarter Ended June 30, 2005 (unaudited)

	As Previously Reported	Adjustments	As Restated

Revenues	$367,676	$(4,184)	$363,492
Operating income	43,377	-	43,377
Net income	11,346	(4,657)	6,689
Earnings per share (1)
Basic	0.45	(0.18)	0.27
Diluted	0.43	(0.18)	0.25

	Quarter Ended September 30, 2005 (unaudited)

	As Previously Reported	Adjustments	As Restated

Revenues	$456,746	$(4,383)	$452,363
Operating income	72,291	-	72,291
Net income	28,395	9,015	37,410
Earnings per share (1)
Basic	1.13	0.36	1.49
Diluted	1.07	0.35	1.42

	Quarter Ended December 31, 2005 (unaudited)

	As Previously Reported	Adjustments	As Restated

Revenues	$355,233	$(2,852)	$352,381
Operating income	29,679	-	29,679
Net income	5,637	2,534	8,171
Earnings per share (1)
Basic	0.22	0.10	0.32
Diluted	0.21	0.10	0.31

	Quarter Ended March 31, 2004 (unaudited)

	As Originally Reported	Adjustments	As Restated

Revenues	$298,708	$(3,600)	$295,108
Operating income	25,397	-	25,397
Income before cumulative effect of a change in accounting principle	2,757	(2,703)	54
Net income	6,487	(2,703)	3,784
Earnings per share, before cumulative effect of a change in accounting principle (1)
Basic	0.11	(0.11)	-
Diluted	0.11	(0.11)	-

	Quarter Ended June 30, 2004 (unaudited)

	As Originally Reported	Adjustments	As Restated

Revenues	$354,940	$(5,422)	$349,518
Operating income	53,819	-	53,819
Income before cumulative effect of a change in accounting principle	17,908	14,878	32,786
Net income	17,908	14,878	32,786
Earnings per share, before cumulative effect of a change in accounting principle (1)
Basic	0.72	0.59	1.31
Diluted	0.68	0.56	1.24

	Quarter Ended September 30, 2004 (unaudited)

	As Originally Reported	Adjustments	As Restated

Revenues	$421,146	$(6,342)	$414,804
Operating income	66,794	-	66,794
Income before cumulative effect of a change in accounting principle	25,034	(5,147)	19,887
Net income	25,034	(5,147)	19,887
Earnings per share, before cumulative effect of a change in accounting principle (1)
Basic	1.00	(0.20)	0.80
Diluted	0.96	(0.20)	0.76

	Quarter Ended December 31, 2004 (unaudited)

	As Originally Reported	Adjustments	As Restated

Revenues	$349,186	$(4,769)	$344,417
Operating income	25,726	-	25,726
Income before cumulative effect of a change in accounting principle	1,361	8,655	10,016
Net income	1,361	8,655	10,016
Earnings per share, before cumulative effect of a change in accounting principle (1)
Basic	0.05	0.35	0.40
Diluted	0.05	0.33	0.38

Operating income in the tables above represents pretax income before interest and (increase) decrease in fair value of derivatives.

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

22.	RESTATEMENT

Subsequent to the issuance of the Company’s 2005 consolidated financial statements, the Company’s management determined that those financial statements contained the following:

•	An error related to the Company’s derivative accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”).
•	An error related to determining the Company’s effective state income tax rate under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, as amended (“SFAS No. 109”).
•	An error in the classification of certain revenue-earning vehicle-related disposal costs from Direct Vehicle and Operating Expense to Vehicle Depreciation Expense.
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

Interest Rate Swap Agreements – The Company entered into interest rate swap agreements in connection with its asset-backed note issuances to reduce its exposure to market risks from fluctuating interest rates. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the Company’s hedge program in 2001, the Company had applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap agreements that allowed the Company to assume no ineffectiveness in such agreements, called the “short-cut” method. The Company recently concluded that its interest rate swap agreements did not qualify for the “short-cut” method under SFAS No. 133 in prior periods because of certain prepayment clauses contained in the documents relating to the asset-backed note issuances. Therefore, fluctuations in the interest rate swap agreements’ fair value should have been recorded through the consolidated statement of income instead of through other comprehensive income (loss), which is a component of stockholders’ equity. The inability to retrospectively qualify for hedge accounting results in significant volatility in the Company’s reported net income and earnings per share due to increases and decreases in the fair value of derivatives. This correction of the accounting treatment of these derivative transactions does not change the highly effective nature of the interest rate swap agreements, nor does it have a net effect on operating cash flows or total stockholders’ equity. Because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge, hedge accounting under SFAS No. 133 is not allowed retrospectively.

State Income Tax Rate – During 2006, the Company enhanced the process used to estimate the state income tax rate used to calculate its state deferred income tax liability under SFAS No. 109. This change from an overall blended state income tax rate to a refined determination of the state income tax rate by entity and tax jurisdiction revealed an error in the Company’s state income tax rate used prior to the fourth quarter of 2006. The impact of this error resulted in a cumulative overstatement of the Company’s net deferred state income tax liability of approximately $5 million at December 31, 2005, of which approximately $3,966,000 reduced its accumulated deficit as of January 1, 2003.

Vehicle-Related Disposal Costs – Additionally, the Company identified certain vehicle-related disposal costs that should be reclassified in the Company’s consolidated statement of income from direct vehicle and operating expense to vehicle depreciation expense. Certain costs have historically been accrued in direct vehicle and operating expense in the Company’s consolidated statement of income over the period that the Company holds its vehicles. However, these costs primarily relate directly to the disposal of the vehicles and, therefore, the Company corrected the classification of these costs as vehicle depreciation expense. This reclassification had no overall impact on the Company’s previously reported net income. Correspondingly, the Company also reclassified the related liabilities and receivable balances to revenue-earning vehicles as a component of net residual value.

Tour Operator Incentives and Other– Prior to the restatement, the Company classified tour operator incentive costs as direct vehicle and operating expense in the Company’s consolidated statement of income. The Company corrected the classification of these incentive costs as an offset to vehicle rental revenues in accordance with EITF No. 01-9. The Company also corrected the classification of interest earned on restricted cash and investments in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003. These reclassifications had no overall impact on the Company’s previously reported net income.

As a result of the above referenced errors, the consolidated financial statements and other financial information for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and for each of the quarters in the years ended December 31, 2005 and 2004, have been restated from the amounts previously reported. This restatement corrects the accounting treatment of each of the errors described above.

The following tables detail the effects of the restatement (in thousands, except per share amounts):

	December 31, 2005

		Adjustments

Consolidated Balance Sheet	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Receivables, net	$223,206	$-	$-	$(4,654)	$-	$218,552
Revenue-earning vehicles, net	2,214,991	-	-	(12,101)	-	2,202,890
Total assets	4,003,539	-	-	(16,755)	-	3,986,784
Accrued liabilities	166,779	-	-	(16,755)	-	150,024
Deferred income tax liability	241,087	-	(5,143)	-	-	235,944
Total liabilities	3,318,254	-	(5,143)	(16,755)	-	3,296,356
Accumulated deficit	(61,804)	12,751	5,143	-	-	(43,910)

Accumulated other comprehensive income (loss)	17,148	(12,751)	-	-	-	4,397
Total stockholders’ equity	685,285	-	5,143	-	-	690,428
Total liabilities and stockholders’ equity	4,003,539	-	-	(16,755)	-	3,986,784

	December 31, 2004

		Adjustments

Consolidated Balance Sheet	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Receivables, net	$194,552	$-	$-	$(5,197)	$-	$189,355
Revenue-earning vehicles, net	2,267,982	-	-	(11,077)	-	2,256,905
Total assets	3,621,251	-	-	(16,274)	-	3,604,977
Accrued liabilities	163,214	-	-	(16,274)	-	146,940
Deferred income tax liability	202,857	-	(5,274)	-	-	197,583
Total liabilities	3,017,782	-	(5,274)	(16,274)	-	2,996,234
Accumulated deficit	(120,157)	(5,382)	5,274	-	-	(120,265)

Accumulated other comprehensive income (loss)	(2,688)	5,382	-	-	-	2,694
Total stockholders’ equity	603,469	-	5,274	-	-	608,743
Total liabilities and stockholders’ equity	3,621,251	-	-	(16,274)	-	3,604,977

	Year Ended December 31, 2005

		Adjustments

Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$1,395,073	$-	$-	$-	$(14,901)	$1,380,172
Total revenues	1,522,455	-	-	-	(14,901)	1,507,554
Direct vehicle and operating costs	832,089	-	-	(29,474)	(14,901)	787,714
Vehicle depreciation and lease charges, net	265,283	-	-	29,474	-	294,757
Total costs and expenses	1,421,635	-	-	-	(14,901)	1,406,734
(Increase) decrease in fair value of derivatives	-	(29,725)	-	-	-	(29,725)
Income before income taxes	100,820	29,725	-	-	-	130,545
Income tax expense	42,467	11,592	131	-	-	54,190
Net income	58,353	18,133	(131)	-	-	76,355
Basic earnings per share (1)	2.32	0.72	(0.01)	-	-	3.04
Diluted earnings per share (1)	2.21	0.69	(0.01)	-	-	2.89

	Year Ended December 31, 2004

		Adjustments

Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$1,276,023	$-	$-	$-	$(20,133)	$1,255,890
Total revenues	1,423,980	-	-	-	(20,133)	1,403,847
Direct vehicle and operating costs	735,451	-	-	(22,515)	(20,133)	692,803
Vehicle depreciation and lease charges, net	293,684	-	-	22,515	-	316,199
Total costs and expenses	1,343,112	-	-	-	(20,133)	1,322,979
(Increase) decrease in fair value of derivatives	-	(24,265)	-	-	-	(24,265)
Income before income taxes	80,868	24,265	-	-	-	105,133
Income tax expense	33,808	9,464	(882)	-	-	42,390
Income before cumulative effect of a change in accounting principle	47,060	14,801	882	-	-	62,743
Net income	50,790	14,801	882	-	-	66,473
Basic earnings per share before cumulative effect of change in accounting principle (1)	1.89	0.59	0.04	-	-	2.51
Diluted earnings per share before cumulative effect of change in accounting principle (1)	1.79	0.56	0.03	-	-	2.39
Basic earnings per share (1)	2.04	0.59	0.04	-	-	2.66
Diluted earnings per share (1)	1.94	0.56	0.03	-	-	2.53

	Year Ended December 31, 2003

		Adjustments

Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$1,014,121	$-	$-	$-	$(19,474)	$994,647
Total revenues	1,227,886	-	-	-	(19,474)	1,208,412
Direct vehicle and operating costs	524,528	-	-	(20,267)	(19,474)	484,787
Vehicle depreciation and lease charges, net	387,242	-	-	20,267	-	407,509
Total costs and expenses	1,190,641	-	-	-	(19,474)	1,171,167
(Increase) decrease in fair value of derivatives	-	(8,902)	-	-	-	(8,902)
Income before income taxes	37,245	8,902	-	-	-	46,147
Income tax expense	17,405	3,472	(426)	-	-	20,451
Net income	19,840	5,430	426	-	-	25,696
Basic earnings per share (1)	0.81	0.22	0.02	-	-	1.05
Diluted earnings per share (1)	0.78	0.21	0.02	-	-	1.01

	Year Ended December 31, 2005

		Adjustments

Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$58,353	$18,133	$(131)	$-	$-	$76,355
Vehicle depreciation	297,158	-	-	29,474	-	326,632
Deferred income taxes	31,217	11,592	131	-	-	42,940
(Increase) decrease in fair value of derivatives	-	(29,725)	-	-	-	(29,725)
Receivables	(10,979)	-	-	(543)	-	(11,522)
Accrued liabilities	13,361	-	-	(481)	-	12,880
Net cash provided by operating activities	412,570	-	-	28,450	-	441,020
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	3,715,818	-	-	(28,450)	-	3,687,368
Net cash used in investing activities	(556,570)	-	-	(28,450)	-	(585,020)

	Year Ended December 31, 2004

		Adjustments

Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$50,790	$14,801	$882	$-	$-	$66,473
Vehicle depreciation	299,750	-	-	22,515	-	322,265
Interest income earned on restricted cash and investments	-	-	-	-	(4,333)	(4,333)
Deferred income taxes	35,379	9,464	(882)	-	-	43,961
(Increase) decrease in fair value of derivatives	-	(24,265)	-	-	-	(24,265)
Receivables	(21,964)	-	-	(1,175)	-	(23,139)
Accrued liabilities	11,644	-	-	(45)	-	11,599
Net cash provided by operating activities	415,122	-	-	21,295	(4,333)	432,084
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	3,117,202	-	-	(21,295)	-	3,095,907
Net change in restricted cash and investments	81,332	-	-	-	4,333	85,665
Net cash used in investing activities	(437,550)	-	-	(21,295)	4,333	(454,512)

	Year Ended December 31, 2003

		Adjustments

Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$19,840	$5,430	$426	$-	$-	$25,696
Vehicle depreciation	376,461	-	-	20,267	-	396,728
Interest income earned on restricted cash and investments	-	-	-	-	(3,214)	(3,214)
Deferred income taxes	22,815	3,472	(426)	-	-	25,861
(Increase) decrease in fair value of derivatives	-	(8,902)	-	-	-	(8,902)
Receivables	110,154	-	-	3,649	-	113,803
Accrued liabilities	13,358	-	-	3,219	-	16,577
Net cash provided by operating activities	644,847	-	-	27,135	(3,214)	668,768
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	2,915,515	-	-	(27,135)	-	2,888,380
Net change in restricted cash and investments	(201,698)	-	-	-	3,214	(198,484)
Net cash used in investing activities	(786,565)	-	-	(27,135)	3,214	(810,486)

(1) Since basic and diluted earnings per share are computed independently for each category, total per share amounts may not equal the sum of the respective categories.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (RESTATED)

Background of Restatement

Subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2005, the Company’s management determined that the Company’s previously issued financial statements for the years ended 2005 through 2003 and other financial information for the years ended December 31, 2002 and 2001 should be restated to correct certain errors related to the Company’s (i) derivative accounting treatment under SFAS No. 133, (ii) determining the effective state income tax rate under SFAS No. 109, (iii) classification of certain revenue-earning vehicle-related disposal costs, and (iv) classification of tour operator incentives under EITF No. 01-9 and other. Accordingly, the Company restated its consolidated financial statements as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003, included in this Annual Report on Form 10-K/A. The restatement is further discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-K/A, and in Note 22 to the Consolidated Financial Statements in Item 8 – Financial Statements and Supplementary Data of this Form 10-K/A.

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005 in connection with the filing of the original Form 10-K on March 14, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-K for the year ended December 31, 2005 and in connection with the restatement and the filing of this Form 10-K/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2005.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting (Revised)

The Company’s management, with the participation of its chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. The Company’s management assessed the effectiveness of its internal controls over financial reporting as of December 31, 2005, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.

In connection with the filing of the original Form 10-K on March 14, 2006, the Company’s management included Management’s Annual Report on Internal Control Over Financial Reporting therein, which expressed a conclusion by management that management believed that the Company’s internal control over financial reporting was effective as of December 31, 2005. As a result of the restatement of the Company’s consolidated financial statements, management has determined that material weaknesses in internal control over financial reporting existed as of December 31, 2005, and, based on the criteria noted above, now concludes that the Company’s internal control over financial reporting was not effective as of December 31, 2005.

Public Company Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based upon this definition, management concluded that, as of December 31, 2005, the following material weaknesses existed:

•

The Company did not maintain effective controls over the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Specifically, the Company’s controls, at inception of the interest rate swap agreements, did not operate effectively to appropriately determine how such agreements should be recorded under SFAS No. 133. This resulted in the misapplication of the “short-cut” method of accounting for the Company’s interest rate swap agreements.

•

The Company did not maintain effective controls to provide reasonable assurance that deferred state income taxes were properly estimated and recorded. Specifically, the controls over the review and analysis of the deferred state income tax calculation were not sufficiently detailed, which resulted in errors in the recorded balance of the Company’s deferred state income tax liability.

These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2005, as more fully described in Note 22 to the consolidated financial statements.

Deloitte & Touche LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s revised assessment of the Company’s internal control over financial reporting as of December 31, 2005 (as revised), which is included in Item 9A under the caption “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to December 31, 2005, the Company has taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

•

Complete documentation and testing to assess the effectiveness of all interest rate swaps, as required under the “long-haul” method, on at least a quarterly basis to ensure the continuing qualification of hedge accounting.

•	Continue to perform calculations of state income taxes utilizing enhanced processes to ensure proper accounting for deferred state income tax liabilities.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Revised), that Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in managements’ assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our report dated March 14, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material misstatement related to its accounting treatment for derivative transactions under Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities, (“SFAS No. 133”) and related to determining the Company’s effective state income tax rate under Statement of Financial Accounting Standards 109, Accounting for Income Taxes (“SFAS No. 109”), which caused the consolidated financial statements to be restated. Management subsequently revised its assessment due to the identification of the material weaknesses, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, expressed herein, is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s revised assessment:

•

The Company did not maintain effective controls over the application of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Specifically, the Company’s controls, at inception of the interest rate swap agreements, did not operate effectively to appropriately determine how such agreements should be recorded under SFAS No. 133. This resulted in the misapplication of the “short-cut” method of accounting for the Company’s interest rate swap agreements.

•

The Company did not maintain effective controls to provide reasonable assurance that deferred state income taxes were properly estimated and recorded. Specifically, the controls over the review and analysis of the deferred state income tax calculation were not sufficiently detailed, which resulted in errors in the recorded balance of the Company’s deferred state income tax liability.

These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2005, as more fully described in Note 22 to the consolidated financial statements. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 14, 2006 (February 26, 2007, as to the effects of the restatement described in Note 22 to the Consolidated Financial Statements), expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s restatement as described in Note 22.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 14, 2006 (February 26, 2007, as to the effects of the material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting (as revised))

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES (RESTATED)

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2005, 2004 and 2003 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
3.2	Amended and Restated By-Laws of DTG, as amended, which were approved by the DTG Board of Directors on February 2, 2006*
4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
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
10.19

Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000, Commission File No. 1-13647*

10.22

Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000, Commission File No. 1-13647*

10.29

Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

10.30

Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.32

Letter agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.34

Employment Continuation Agreement dated as of April 21, 2004 between DTG and Gary L. Paxton, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.35

Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective April 21, 2004, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.36

Letter agreement dated as of July 16, 2004 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.38

Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.39

Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.40

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.41

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.42

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.43

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between Don Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.45

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.46

2005 Deferred Compensation Plan Employee Enrollment Form dated December 31, 2004 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed January 5, 2005, Commission File No. 1-13647*

10.47

Dollar Thrifty Automotive Group, Inc. Summary of Non-Employee Directors’ Compensation Effective 2005 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 10, 2005, Commission File No. 1-13647*

10.53

2005 Deferred Compensation Plan Employee Enrollment Form dated February 17, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed February 23, 2005, Commission File No. 1-13647*

10.54

Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of March 23, 2005 and Adopted by Shareholders on May 20, 2005, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.55

Form of Performance Shares Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.56

Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.57

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Molly Shi Boren, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.58

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Thomas P. Capo, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.59

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Maryann N. Keller, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.60

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward C. Lumley, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.61

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John C. Pope, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.62

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John P. Tierney, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.63

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward L. Wax, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.64

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Gary L. Paxton, President, Chief Executive Officer and director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.65

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Steven B. Hildebrand, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.66

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Donald M. Himelfarb, Senior Executive Vice President and Chief Administrative Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.67

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and R. Scott Anderson, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.68

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John J. Foley, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.69

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and David W. Sparkman, Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.70

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Vicki J. Vaniman, Executive Vice President and General Counsel, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.71

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Pamela S. Peck, Vice President and Treasurer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.72

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.73

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Don Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.74

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.75

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.76

Deferral agreement regarding 2003 performance share plan award dated June 30, 2005 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.77

Deferral agreement regarding 2005 annual incentive compensation plan award dated June 30, 2005 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed July 6, 2005, Commission File No. 1-13647*

10.78

Letter agreement effective as of September 15, 2005 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed September 20, 2005, Commission File No. 1-13647*

10.79

Letter agreement effective as of October 18, 2005 between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc. to purchase additional vehicles for the 2006 model year, filed as the same numbered exhibit with DTG's Form 8-K, filed October 21, 2005, Commission File No. 1-13647*

10.80

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Molly Shi Boren, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.81

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.82

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.83

Notice of Election Regarding Payment of Director’s Fees dated December 2, 2005 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.84

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John C. Pope, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.85

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John P. Tierney, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.86

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Edward L. Wax, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.102

Amendment Number 1 to Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 28, 2005, filed as exhibit 10.80 with DTG's Form 10-Q for the quarterly period ended September 30, 2005, filed November 4, 2005, Commission File No. 1-13647*

10.103

Fifth Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

10.104

Fourth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

10.105

First Amendment to Executive Option Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

21	Subsidiaries of DTG*
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
23.26

Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.3), filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-128714, filed September 30, 2005*

23.32

Consent of Deloitte & Touche LLP regarding DTG's Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-136611**

31.31	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.32	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.31	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.32	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 26, 2007	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By: /s/ GARY L. PAXTON
Name: Gary L. Paxton
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	February 26, 2007
/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer and Chief Financial Officer	February 26, 2007
/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	February 26, 2007
/s/ MOLLY S. BOREN Molly S. Boren	Director	February 26, 2007
/s/ MARYANN N. KELLER Maryann N. Keller	Director	February 26, 2007
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	February 26, 2007
/s/ JOHN C. POPE John C. Pope	Director	February 26, 2007
/s/ JOHN P. TIERNEY John P. Tierney	Director	February 26, 2007
/s/ EDWARD L. WAX Edward L. Wax	Director	February 26, 2007
/s/ RICHARD W. NEU Richard W. Neu	Director	February 26, 2007

Exhibit Number	Description

23.32

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-136611

31.31	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.32	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.31	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.32	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002