Form 10-Q/A
period 2006-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-02-26
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on May 5, 2006.

The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended March 31, 2006 and 2005.

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the three months ended March 31, 2005.

These errors are described in more detail in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Condensed Consolidated Financial Statements included in Item 1 – Financial Statements. This restatement increased total stockholders’ equity at each balance sheet date covered by the restatement and has no effect on the Company’s cash position or liquidity.

The Company is also filing an amended Annual Report on Form 10-K for the year ended December 31, 2005 and amended Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006 to correct the errors described above.

All of the information in this Form 10-Q/A is as of May 5, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 16 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 - Controls and Procedures

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.33, 31.34, 32.33 and 32.34.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q/A

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	32

ITEM	4. CONTROLS AND PROCEDURES	32

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	33

ITEM	1A. RISK FACTORS	34

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	34

ITEM	6. EXHIBITS	35

SIGNATURES	36

INDEX TO EXHIBITS	37

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (RESTATED)

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

As discussed in Note 16, the accompanying condensed consolidated financial statements have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006 (February 26, 2007, as to the effects of the restatement discussed in Note 22 of the Consolidated Financial Statements on Form 10-K/A), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 5, 2006 (February 26, 2007, as to the effects of the restatement discussed in Note 16)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

	(As Restated - see Note 16)	(As Restated - see Note 16)
REVENUES:
Vehicle rentals	$330,695	$309,471
Vehicle leasing	12,457	14,526
Fees and services	12,534	12,276
Other	4,876	3,045

Total revenues	360,562	339,318

COSTS AND EXPENSES:

Direct vehicle and operating	186,047	180,847
Vehicle depreciation and lease charges, net	65,062	59,935
Selling, general and administrative	61,998	54,855
Interest expense, net of interest income	16,105	19,494

Total costs and expenses	329,212	315,131

(Increase) decrease in fair value of derivatives	(7,916)	(18,490)

INCOME BEFORE INCOME TAXES	39,266	42,677

INCOME TAX EXPENSE	17,460	18,592

NET INCOME	$21,806	$24,085

BASIC EARNINGS PER SHARE	$0.87	$0.96

DILUTED EARNINGS PER SHARE	$0.84	$0.92

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2006	2005

	(As Restated - see Note 16)
	(Unaudited)
ASSETS:
Cash and cash equivalents	$256,117	$274,299
Restricted cash and investments	460,640	785,290
Receivables, net	184,856	218,552
Prepaid expenses and other assets	104,665	89,299
Revenue-earning vehicles, net	2,696,530	2,202,890
Property and equipment, net	106,729	108,062
Income taxes receivable	774	-
Software and other intangible assets, net	31,519	28,270
Goodwill	280,091	280,122

	$4,121,921	$3,986,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$58,756	$76,616
Accrued liabilities	149,374	150,024
Income taxes payable	-	8,207
Deferred income tax liability	252,223	235,944
Public liability and property damage	101,379	100,613
Vehicle debt and obligations	2,869,122	2,724,952

Total liabilities	3,430,854	3,296,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,011,425 and 26,921,843 issued, respectively, and 24,858,525 and 25,370,243 outstanding, respectively	270	269
Additional capital	778,329	774,390
Accumulated deficit	(22,104)	(43,910)
Accumulated other comprehensive income	4,316	4,397
Treasury stock, at cost (2,152,900 and 1,551,600 shares, respectively)	(69,744)	(44,718)

Total stockholders’ equity	691,067	690,428

	$4,121,921	$3,986,784

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

	(As Restated - see Note 16)	(As Restated - see Note 16)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,806	$24,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	74,278	74,014
Non-vehicle depreciation	5,182	5,034
Net gains from disposition of revenue-earning vehicles	(10,836)	(16,395)
Amortization	1,575	1,386
Performance share incentive plan	2,291	555
Interest income earned on restricted cash and investments	(6,263)	(1,746)
Net losses from sale of property and equipment	34	52
Provision for/(recovery of) losses on receivables	(129)	1,004
Deferred income taxes	16,311	19,506
(Increase) decrease in fair value of derivatives	(7,916)	(18,490)
Change in assets and liabilities, net of acquisitions:
Receivables	42,640	20,135
Prepaid expenses and other assets	(9,673)	(9,240)
Accounts payable	(13,646)	(14,095)
Accrued liabilities	(1,121)	7,431
Income taxes payable/receivable	(8,981)	-
Public liability and property damage	766	4,356
Other	(62)	(131)

Net cash provided by operating activities	106,256	97,461

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,502,611)	(1,351,803)
Proceeds from sales	944,664	976,852
Net change in restricted cash and investments	330,913	353,524
Property, equipment and software:
Purchases	(10,691)	(5,844)
Proceeds from sales	-	2
Acquisition of businesses, net of cash acquired	(1,713)	(2,800)

Net cash used in investing activities	(239,438)	(30,069)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2006	2005

	(As Restated - see Note 16)	(As Restated - see Note 16)
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	$4,283,937	$1,094,097
Payments	(4,139,769)	(1,177,799)
Issunce of common shares	1,649	8,918
Purchase of common stock for the treasury	(25,026)	(11,900)
Financing issue costs	(5,791)	(1,616)

Net cash provided by (used in) financing activities	115,000	(88,300)

CHANGE IN CASH AND CASH EQUIVALENTS	(18,182)	(20,908)

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$256,117	$183,545

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to/(from) taxing authorities	$10,115	$(898)

Interest	$24,208	$20,447

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$865	$1,106

Purchases of property, equipment and software included in accounts payable	$973	$-

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

The accounting policies set forth in Note 2 to the restated consolidated financial statements contained in the Form 10-K/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission on February 26, 2007 have been followed in preparing the accompanying condensed consolidated financial statements.

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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123 (“SFAS No. 148”). Under the prospective method, the Company expensed all stock-based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s condensed consolidated statements of financial condition, results of operation or cash flows.

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

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET (RESTATED)

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2006	2005

	(Restated)	(Restated)

Depreciation of revenue-earning vehicles	$74,278	$74,014
Net gains from disposal of revenue-earning vehicles	(10,836)	(16,395)
Rents paid for vehicles leased	1,620	2,316

	$65,062	$59,935

5.	EARNINGS PER SHARE (RESTATED)

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2006	2005

	(Restated)	(Restated)

Net income	$21,806	$24,085

Basic EPS:
Weighted-average common shares	25,059,661	25,050,651

Basic EPS	$0.87	$0.96

Diluted EPS:
Weighted-average common shares	25,059,661	25,050,651

Shares contingently issuable:
Stock options	316,161	439,317
Performance awards	376,034	490,300
Shares held for compensation plans	186,443	178,600
Director compensation shares deferred	165,512	133,399

Shares applicable to diluted	26,103,811	26,292,267

Diluted EPS	$0.84	$0.92

For the three months ended March 31, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES (RESTATED)

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2006	2005

	(Restated)

Trade accounts receivable	$122,470	$130,953
Notes receivable	1,275	1,448
Financing receivables, net	1,333	898
Due from DaimlerChrysler	50,697	83,774
Fair value of interest rate swap	28,853	20,903
Other vehicle manufacturer receivables	820	1,182

	205,448	239,158
Less: Allowance for doubtful accounts	(20,592)	(20,606)

	$184,856	$218,552

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

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset-backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset-backed notes to fixed interest rates. These swaps have termination dates through May 2011. The Company reflects these swaps on its condensed consolidated balance sheets at fair market value, which were assets, included in receivables, of approximately $28.9 million and $20.9 million at March 31, 2006 and December 31, 2005, respectively. The Company recorded the related change in the fair value of the swap agreements of ($7.9) million and ($18.5) million as a net (increase) decrease in fair value of derivatives in the condensed consolidated statements of income for the three month periods ended March 31, 2006 and 2005, respectively. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133 (Note 16).

11.	COMPREHENSIVE INCOME (RESTATED)

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2006	2005

	(Restated)	(Restated)

Net income	$21,806	$24,085

Foreign currency translation adjustment	(81)	(227)

Comprehensive income	$21,725	$23,858

12.	INCOME TAXES (RESTATED)

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

For the three months ended March 31, 2006, the overall effective tax rate of 44.5% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

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

On April 4, 2006, an existing bank line of credit to finance vehicles was renewed and increased from $136 million to $150 million.

16.	RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2006, the Company’s management determined that those financial statements contained the following:

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the three months ended March 31, 2005.

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

State Income Tax Rate – During 2006, the Company enhanced the process used to estimate the state income tax rate used to calculate its state deferred income tax liability under SFAS No. 109. This change from an overall blended state income tax rate to a refined determination of the state income tax rate by entity and tax jurisdiction revealed an error in the Company’s state income tax rate used prior to the fourth quarter of 2006. The impact of this error resulted in a cumulative overstatement of the Company’s net deferred state income tax liability of approximately $5 million at March 31, 2006.

Vehicle-Related Disposal Costs – Additionally, the Company identified certain vehicle-related costs that should be reclassified in the Company’s condensed consolidated statement of income from direct vehicle and operating expense to vehicle depreciation expense. Certain costs have historically been accrued in direct vehicle and operating expense in the Company’s condensed consolidated statement of income over the period that the Company holds its vehicles. However, these costs primarily relate directly to the disposal of the vehicles and, therefore, the Company corrected the classification of these costs as vehicle depreciation expense. This reclassification had no overall impact on the Company’s previously reported net income. Correspondingly, the Company also reclassified the related liabilities and receivable balances to revenue-earning vehicles as a component of net residual value.

Tour Operator Incentives and Other – Prior to the restatement, the Company classified tour operator incentive costs as direct vehicle and operating expense in the Company’s condensed consolidated statement of income. The Company corrected the classification of these incentive costs as an offset to vehicle rental revenues in accordance with EITF No. 01-9. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the three months ended March 31, 2005. These reclassifications had no overall impact on the Company’s previously reported net income.

As a result of the above referenced errors, the condensed consolidated financial statements and other financial information for the three months ended March 31, 2006 and 2005, have been restated from the amounts previously reported. This restatement corrects the accounting treatment of each of the errors described above.

The following tables detail the effects of the restatement (in thousands, except per share amounts):

	March 31, 2006

		Adjustments

Condensed Consolidated Balance Sheet	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Receivables, net	$188,164	$-	$-	$(3,308)	$-	$184,856
Revenue-earning vehicles, net	2,706,846	-	-	(10,316)	-	2,696,530
Total assets	4,135,545	-	-	(13,624)	-	4,121,921
Accrued liabilities	162,998	-	-	(13,624)	-	149,374
Deferred income tax liability	257,417	-	(5,194)	-	-	252,223
Total liabilities	3,449,672	-	(5,194)	(13,624)	-	3,430,854
Accumulated deficit	(44,878)	17,580	5,194	-	-	(22,104)
Accumulated other comprehensive income (loss)	21,896	(17,580)	-	-	-	4,316
Total stockholders’ equity	685,873	-	5,194	-	-	691,067
Total liabilities and stockholders’ equity	4,135,545	-	-	(13,624)	-	4,121,921

	Three Months Ended March 31, 2006

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$332,724	$-	$-	$-	$(2,029)	$330,695
Total revenues	362,591	-	-	-	(2,029)	360,562
Direct vehicle and operating costs	194,712	-	-	(6,636)	(2,029)	186,047
Vehicle depreciation and lease charges, net	58,426	-	-	6,636	-	65,062
Total costs and expenses	331,241	-	-	-	(2,029)	329,212
(Increase) decrease in fair value of derivatives	-	(7,916)	-	-	-	(7,916)
Income before income taxes	31,350	7,916	-	-	-	39,266
Income tax expense	14,424	3,087	(51)	-	-	17,460
Net income	16,926	4,829	51	-	-	21,806
Basic earnings per share (1)	0.68	0.19	-	-	-	0.87
Diluted earnings per share (1)	0.65	0.18	-	-	-	0.84

	Three Months Ended March 31, 2005

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$312,953	$-	$-	$-	$(3,482)	$309,471
Total revenues	342,800	-	-	-	(3,482)	339,318
Direct vehicle and operating costs	190,677	-	-	(6,348)	(3,482)	180,847
Vehicle depreciation and lease charges, net	53,587	-	-	6,348	-	59,935
Total costs and expenses	318,613	-	-	-	(3,482)	315,131
(Increase) in fair value of derivatives	-	(18,490)	-	-	-	(18,490)
Income before income taxes	24,187	18,490	-	-	-	42,677
Income tax expense	11,212	7,211	169	-	-	18,592
Net income	12,975	11,279	(169)	-	-	24,085
Basic earnings per share (1)	0.52	0.45	(0.01)	-	-	0.96
Diluted earnings per share (1)	0.49	0.43	(0.01)	-	-	0.92

	Three Months Ended March 31, 2006

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$16,926	$4,829	$51	$-	$-	$21,806
Vehicle depreciation	67,642	-	-	6,636	-	74,278
Deferred income taxes	13,275	3,087	(51)	-	-	16,311
(Increase) decrease in fair value of derivatives	-	(7,916)	-	-	-	(7,916)
Receivables	43,986	-	-	(1,346)	-	42,640
Accrued liabilities	(4,252)	-	-	3,131	-	(1,121)
Net cash provided by operating activities	97,835	-	-	8,421	-	106,256
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	953,085	-	-	(8,421)	-	944,664
Net cash used in investing activities	(231,017)	-	-	(8,421)	-	(239,438)

	Three Months Ended March 31, 2005

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$12,975	$11,279	$(169)	$-	$-	$24,085
Vehicle depreciation	67,666	-	-	6,348	-	74,014
Interest income earned on restricted cash and investments	-	-	-	-	(1,746)	(1,746)
Deferred income taxes	12,126	7,211	169	-	-	19,506
(Increase) decrease in fair value of derivatives	-	(18,490)	-	-	-	(18,490)
Accrued liabilities	4,508	-	-	2,923	-	7,431
Net cash provided by operating activities	89,936	-	-	9,271	(1,746)	97,461
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	986,123	-	-	(9,271)	-	976,852
Net change in restricted cash and investments	351,778	-	-	-	1,746	353,524
Net cash used in investing activities	(22,544)	-	-	(9,271)	1,746	(30,069)

(1)   Since basic and diluted earnings per share are computed independently for each category, total per share amounts may not equal the sum of the respective categories.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Restatement

The financial statements in this Form 10-Q/A reflect the restatement for the following:

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the three months ended March 31, 2005.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

For additional information regarding the restatement, refer to Note 16 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months
	Ended March 31,

	2006	2005

	(Restated)	(Restated)

	(Percentage of Revenue)
Revenues:
Vehicle rentals	91.7%	91.2%
Vehicle leasing	3.5	4.3
Fees and services	3.5	3.6
Other	1.3	0.9

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	51.6	53.3
Vehicle depreciation and lease charges, net	18.0	17.7
Selling, general and administrative	17.2	16.2
Interest expense, net of interest income	4.5	5.7

Total costs and expenses	91.3	92.9

(Increase) decrease in fair value of derivatives	(2.2)	(5.5)

Income before income taxes	10.9	12.6

Income tax expense	4.9	5.5

Net income	6.0%	7.1%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2006	2005	Change

	(Restated)	(Restated)
U.S. and Canada

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	105,707	102,024	3.6%
Number of rental days	8,098,161	7,736,465	4.7%
Vehicle utilization	85.1%	84.3%	0.8 p.p.
Average revenue per day	$40.84	$40.00	2.1%
Monthly average revenue per vehicle	$1,043	$1,011	3.2%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	103,365	102,024	1.3%
Number of rental days	7,932,011	7,736,465	2.5%

Vehicle Leasing Data:

Average number of vehicles leased	9,027	11,558	(21.9%	)
Monthly average revenue per vehicle	$460	$419	9.8%

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

During the first quarter of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The Company also achieved higher vehicle utilization rates and benefited from lower vehicle liability insurance costs, lower interest costs and cost savings initiatives. However, higher vehicle depreciation costs and other cost increases, in addition to comparatively lower fair value increases in the Company’s derivatives, resulted in lower profits in the first quarter of 2006 as compared to last year’s first quarter.

Operating Results

The Company had income of $39.3 million before income taxes for the first quarter of 2006, compared to $42.7 million in the first quarter of 2005.

Revenues

	(in millions)
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$330.7	$309.5	$21.2	6.9%
Vehicle leasing	12.5	14.5	(2.0)	(14.2%	)
Fees and services	12.5	12.3	0.2	2.1%
Other	4.9	3.0	1.9	60.1%

Total revenues	$360.6	$339.3	$21.3	6.3%

Vehicle rental metrics:
Number of rental days	8,098,161	7,736,465	361,696	4.7%
Average revenue per day	$40.84	$40.00	$0.84	2.1%

Vehicle leasing metrics:
Average number of vehicles leased	9,027	11,558	(2,531)	(21.9%	)
Average monthly lease revenue per unit	$460	$419	$41	9.8%

Vehicle rental revenue for the first quarter of 2006 increased 6.9%, due to a 4.7% increase in rental days totaling $14.5 million and a 2.1% increase in revenue per day totaling $6.7 million. Vehicle rental revenue grew 4.7% due to same store revenue growth and 2.2% due to 2005 franchisee acquisitions that had not yet annualized, 2006 franchisee acquisitions and greenfield locations.

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

Expenses

	(in millions)
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$186.0	$180.8	$5.2	2.9%
Vehicle depreciation and lease charges, net	65.1	59.9	5.2	8.6%
Selling, general and administrative	62.0	54.9	7.1	13.0%
Interest expense, net of interest income	16.1	19.5	(3.4)	(17.4%	)

Total expenses	$329.2	$315.1	$14.1	4.5%

(Increase) decrease in fair value of derivatives	$(7.9)	$(18.5)	$(10.6)	(57.2%	)

Direct vehicle and operating expenses for the first quarter of 2006 increased $5.2 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 51.6% in the first quarter of 2006, compared to 53.3% in the first quarter of 2005.

The increase in direct vehicle and operating expense in the first quarter of 2006 resulted from the following:

➢

Personnel related expenses increased $5.9 million. Salary expenses increased approximately $3.4 million due to higher compensation costs per employee, $1.3 million from increases in the number of employees and $0.9 million related to increased costs in group health insurance.

➢	Airport concession expenses increased $1.9 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢

Vehicle related costs decreased $2.8 million. This decrease resulted primarily from a decrease in vehicle insurance expense of $4.5 million primarily related to the change in the vicarious liability law, which imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. The decrease in vehicle insurance expense was partially offset by an increase in gasoline expense of $1.3 million.

Net vehicle depreciation and lease charges for the first quarter of 2006 increased $5.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 18.0% in the first quarter of 2006 compared to 17.7% in the first quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $5.6 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $0.7 million due to a decrease in the average number of units leased.

➢

Vehicle depreciation expense increased $0.3 million, resulting primarily from a 1.9% increase in the depreciable fleet, partially offset by a 1.5% decrease in the average depreciation rate. The decrease in depreciation rate was primarily the result of a shift in the fleet to lower cost units including a higher proportion of Non-Program Vehicles, which was partially offset by an increase in depreciation rates on Program Vehicles.

Selling, general and administrative expenses for the first quarter of 2006 increased $7.1 million, resulting from a $6.0 million increase in general and administrative expenses and a $1.1 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 17.2% of revenue in the first quarter of 2006, compared to 16.2% in the first quarter of 2005.

The increase in selling, general and administrative expenses in the first quarter of 2006 resulted from the following:

➢

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

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.2 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Professional fees, including accounting, legal and consulting, increased $2.2 million, primarily due to costs of $1.9 million related to a review of strategic alternatives.

➢	Sales and marketing expense increased $1.1 million.

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

The (increase) decrease in fair value of derivatives for the first quarter of 2006 decreased $10.6 million compared to the first quarter of 2005 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for the first quarter of 2006 was $17.5 million. The effective income tax rate in the first quarter was 44.5% compared to 43.6% in the first quarter of 2005. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $106.3 million for the three months ended March 31, 2006 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables, which was partially offset by other asset and liability changes. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $239.4 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.5 billion, partially offset by $0.9 billion in proceeds from the sale of used revenue-earning vehicles and the reduction in restricted cash and investments of $330.9 million, due to increases in the rental fleet, during the three months ended March 31, 2006. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $460.6 million at March 31, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $10.7 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $1.7 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

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

At March 31, 2006, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2005, which is included under Item 7A of the Company’s most recent Form 10-K/A, except for the addition of the derivative financial instruments noted in Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES (RESTATED)

Background of Restatement

Subsequent to the filing of the Company’s Form 10-Q for the three months ended March 31, 2006, the Company’s management determined that the Company’s previously issued financial statements and other financial information for the three months ended March 31, 2006 and 2005 should be restated to correct certain errors related to the Company’s (i) derivative accounting treatment under SFAS No. 133, (ii) determining the effective state income tax rate under SFAS No. 109, (iii) classification of certain revenue-earning vehicle-related disposal costs, and (iv) classification of tour operator incentives under EITF No. 01-9 and other. Accordingly, the Company restated its condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, included in this Quarterly Report on Form 10-Q/A. The restatement is further discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A, and in Note 16 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements of this Form 10-Q/A.

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006 in connection with the filing of the original Form 10-Q on May 5, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three months ended March 31, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 due to the following material weaknesses:

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

•

The Company did not maintain effective controls to provide reasonable assurance that deferred state income taxes were properly estimated and recorded. Specifically, the controls over the review and anslysis of the deferred state income tax calculation were not sufficiently detailed, which resulted in errors in the recorded balance of the Company’s deferred state income tax liability.

These material weaknesses resulted in the restatement of the Company’s previously issued condensed consolidated financial statements as more fully described in Note 16 to the condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to March 31, 2006, the Company has taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

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

There have been no material changes to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K/A.

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

ITEM 6.	EXHIBITS (RESTATED)

10.107	Roth 401(k) Amendment effective as of March 1, 2006 for the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan*

15.24	Letter from Deloitte & Touche LLP regarding interim financial information**
31.33	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.34	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.33	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.34	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

______________

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

February 26, 2007	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

February 26, 2007	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

15.24	Letter from Deloitte & Touche LLP regarding interim financial information
31.33	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.34	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.33	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.34	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002