Form 10-Q/A
period 2006-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-02-26
CIK 1049108

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was filed on August 8, 2006.

The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended June 30, 2006 and 2005.

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the six months ended June 30, 2005.

These errors are described in more detail in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Condensed Consolidated Financial Statements included in Item 1 – Financial Statements. This restatement increased total stockholders’ equity at each balance sheet date covered by the restatement and has no effect on the Company’s cash position or liquidity.

The Company is also filing an amended Annual Report on Form 10-K for the year ended December 31, 2005 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006 to correct the errors described above.

All of the information in this Form 10-Q/A is as of August 8, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 17 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.35, 31.36, 32.35 and 32.36.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q/A

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	36

ITEM	4. CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	38

ITEM	1A. RISK FACTORS	38

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	39

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	39

ITEM	6. EXHIBITS	41

SIGNATURES	43

INDEX TO EXHIBITS	44

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

As discussed in Note 17, the accompanying condensed consolidated financial statements have been restated.

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

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 7, 2006 (February 26, 2007, as to the effects of the restatement discussed in Note 17)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2006	2005	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)	(As Restated - see Note 17)	(As Restated - see Note 17)
REVENUES:
Vehicle rentals	$390,484	$331,378	$721,179	$640,849
Vehicle leasing	15,549	15,311	28,006	29,837
Fees and services	12,187	12,454	24,721	24,730
Other	4,354	4,349	9,230	7,394

Total revenues	422,574	363,492	783,136	702,810

COSTS AND EXPENSES:
Direct vehicle and operating	209,233	196,687	395,280	377,534
Vehicle depreciation and lease charges, net	88,151	63,299	153,213	123,234
Selling, general and administrative	66,919	60,129	128,917	114,984
Interest expense, net of interest income	23,772	23,518	39,877	43,012

Total costs and expenses	388,075	343,633	717,287	658,764

(Increase) decrease in fair value of derivatives	(10,340)	8,194	(18,256)	(10,296)

INCOME BEFORE INCOME TAXES	44,839	11,665	84,105	54,342

INCOME TAX EXPENSE	18,184	4,976	35,644	23,568

NET INCOME	$26,655	$6,689	$48,461	$30,774

BASIC EARNINGS PER SHARE	$1.09	$0.27	$1.96	$1.23

DILUTED EARNINGS PER SHARE	$1.04	$0.25	$1.87	$1.17

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2006	2005

	(As Restated - see Note 17)
	(Unaudited)
ASSETS:
Cash and cash equivalents	$242,232	$274,299
Restricted cash and investments	108,460	785,290
Receivables, net	203,566	218,552
Prepaid expenses and other assets	115,234	89,299
Revenue-earning vehicles, net	3,337,072	2,202,890
Property and equipment, net	106,080	108,062
Income taxes receivable	1,321	-
Software and other intangible assets, net	41,313	28,270
Goodwill	280,404	280,122

	$4,435,682	$3,986,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$91,714	$76,616
Accrued liabilities	167,151	150,024
Income taxes payable	-	8,207
Deferred income tax liability	268,138	235,944
Public liability and property damage	101,560	100,613
Vehicle debt and obligations	3,109,182	2,724,952

Total liabilities	3,737,745	3,296,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,403,491 and 26,921,843 issued, respectively, and 24,661,591 and 25,370,243 outstanding, respectively	274	269
Additional capital	784,411	774,390
Retained earnings (Accumulated deficit)	4,551	(43,910)
Accumulated other comprehensive income	5,996	4,397
Treasury stock, at cost (2,741,900 and 1,551,600 shares, respectively)	(97,295)	(44,718)

Total stockholders’ equity	697,937	690,428

	$4,435,682	$3,986,784

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,461	$30,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	166,963	151,629
Non-vehicle depreciation	10,153	10,055
Net gains from disposition of revenue-earning vehicles	(16,830)	(32,752)
Amortization	3,183	2,766
Performance share incentive plan	7,398	2,604
Interest income earned on restricted cash and investments	(8,081)	(3,090)
Net losses from sale of property and equipment	40	29
Provision for losses on receivables	354	1,308
Deferred income taxes	32,183	22,675
(Increase) decrease in fair value of derivatives	(18,256)	(10,296)
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(9,528)	1,285
Receivables	33,805	(22,669)
Prepaid expenses and other assets	(11,246)	(6,985)
Accounts payable	19,676	38,313
Accrued liabilities	6,300	1,053
Public liability and property damage	947	13,565
Other	1,126	(373)

Net cash provided by operating activities	266,648	199,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,876,207)	(2,620,553)
Proceeds from sales	1,591,095	1,717,292
Net change in restricted cash and investments	684,911	356,238
Property, equipment and software:
Purchases	(16,716)	(15,592)
Proceeds from sales	1	767
Acquisition of businesses, net of cash acquired	(10,710)	(3,451)

Net cash used in investing activities	(627,626)	(565,299)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	$5,068,564	$2,128,067
Payments	(4,684,339)	(1,771,935)
Issunce of common shares	4,164	16,705
Purchase of common stock for the treasury	(52,577)	(21,905)
Financing issue costs	(6,901)	(5,168)

Net cash provided by financing activities	328,911	345,764

CHANGE IN CASH AND CASH EQUIVALENTS	(32,067)	(19,644)

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$242,232	$184,809

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to/(from) taxing authorities	$12,858	$(376)

Interest	$50,699	$44,692

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$917	$1,106

Purchases of property, equipment and software included in accounts payable	$609	$-

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

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET (RESTATED)

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)

Depreciation of revenue-earning vehicles	$92,685	$77,615	$166,963	$151,629
Net gains from disposal of revenue-earning vehicles	(5,994)	(16,357)	(16,830)	(32,752)
Rents paid for vehicles leased	1,460	2,041	3,080	4,357

	$88,151	$63,299	$153,213	$123,234

5.	EARNINGS PER SHARE (RESTATED)

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)

Net Income	$26,655	$6,689	$48,461	$30,774

Basic EPS:
Weighted average common shares	24,431,884	25,061,135	24,747,536	25,055,929

Basic EPS	$1.09	$0.27	$1.96	$1.23

Diluted EPS:
Weighted average common shares	24,431,884	25,061,135	24,747,536	25,055,929

Shares contingently issuable:
Stock options	291,667	369,338	306,213	410,874
Performance awards	506,590	703,145	445,470	596,728
Shares held for compensation plans	216,926	182,424	201,768	180,522
Director compensation shares deferred	168,104	136,949	166,815	135,182

Shares applicable to diluted	25,615,171	26,452,991	25,867,802	26,379,235

Diluted EPS	$1.04	$0.25	$1.87	$1.17

For the three months and six months ended June 30, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES (RESTATED)

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

	(Restated)

Trade accounts receivable	$123,555	$130,953
Notes receivable	1,424	1,448
Financing receivables, net	1,044	898
Due from DaimlerChrysler	45,161	83,774
Fair value of interest rate swap	39,159	20,903
Other vehicle manufacturer receivables	5,814	1,182

	216,157	239,158
Less: Allowance for doubtful accounts	(12,591)	(20,606)

	$203,566	$218,552

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

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset-backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset-backed notes to fixed interest rates. These swaps have termination dates through May 2011. The Company reflects these swaps on its condensed consolidated balance sheets at fair market value, which were assets, included in receivables, of approximately $39.2 million and $20.9 million at June 30, 2006 and December 31, 2005, respectively. The Company recorded the related change in the fair value of the interest rate swap agreements of ($18.3) million and ($10.3) million as a net (increase) decrease in fair value of derivatives in the condensed consolidated statements of income for the six month periods ended June 30, 2006 and 2005, respectively. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133 (Note 17).

11.	COMPREHENSIVE INCOME (RESTATED)

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$26,655	$6,689	$48,461	$30,774

Foreign currency translation adjustment	1,680	(180)	1,599	(407)

Comprehensive income	$28,335	$6,509	$50,060	$30,367

12.	INCOME TAXES (RESTATED)

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

For the three months and six months ended June 30, 2006, the overall effective tax rate of 40.6% and 42.4%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

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

17.	RESTATEMENT

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2006, the Company’s management determined that those financial statements contained the following:

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the six months ended June 30, 2005.

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

State Income Tax Rate – During 2006, the Company enhanced the process used to estimate the state income tax rate used to calculate its state deferred income tax liability under SFAS No. 109. This change from an overall blended state income tax rate to a refined determination of the state income tax rate by entity and tax jurisdiction revealed an error in the Company’s state income tax rate used prior to the fourth quarter of 2006. The impact of this error resulted in a cumulative overstatement of the Company’s net deferred state income tax liability of approximately $5 million at June 30, 2006.

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

Tour Operator Incentives and Other – Prior to the restatement, the Company classified tour operator incentive costs as direct vehicle and operating expense in the Company’s condensed consolidated statement of income. The Company corrected the classification of these incentive costs as an offset to vehicle rental revenues in accordance with EITF No. 01-9. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the six months ended June 30, 2005. These reclassifications had no overall impact on the Company’s previously reported net income.

As a result of the above referenced errors, the condensed consolidated financial statements and other financial information for the three and six months ended June 30, 2006 and 2005, have been restated from the amounts previously reported. This restatement corrects the accounting treatment of each of the errors described above.

The following tables detail the effects of the restatement (in thousands, except per share amounts):

	June 30, 2006

		Adjustments

Condensed Consolidated Balance Sheet	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Receivables, net	$206,082	$-	$-	$(2,516)	$-	$203,566
Revenue-earning vehicles, net	3,349,032	-	-	(11,960)	-	3,337,072
Total assets	4,450,158	-	-	(14,476)	-	4,435,682
Accrued liabilities	181,627	-	-	(14,476)	-	167,151
Deferred income tax liability	273,352	-	(5,214)	-	-	268,138
Total liabilities	3,757,435	-	(5,214)	(14,476)	-	3,737,745
Retained earnings (Accumulated deficit)	(24,550)	23,887	5,214	-	-	4,551
Accumulated other comprehensive income (loss)	29,883	(23,887)	-	-	-	5,996
Total stockholders’ equity	692,723	-	5,214	-	-	697,937
Total liabilities and stockholders’ equity	4,450,158	-	-	(14,476)	-	4,435,682

	Three Months Ended June 30, 2006

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$393,711	$-	$-	$-	$(3,227)	$390,484
Total revenues	425,801	-	-	-	(3,227)	422,574
Direct vehicle and operating costs	220,236	-	-	(7,776)	(3,227)	209,233
Vehicle depreciation and lease charges, net	80,375	-	-	7,776	-	88,151
Total costs and expenses	391,302	-	-	-	(3,227)	388,075
(Increase) decrease in fair value of derivatives	-	(10,340)	-	-	-	(10,340)
Income before income taxes	34,499	10,340	-	-	-	44,839
Income tax expense	14,171	4,033	(20)	-	-	18,184
Net income	20,328	6,307	20	-	-	26,655
Basic earnings per share (1)	0.83	0.26	-	-	-	1.09
Diluted earnings per share (1)	0.79	0.25	-	-	-	1.04

	Three Months Ended June 30, 2005

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$335,562	$-	$-	$-	$(4,184)	$331,378
Total revenues	367,676	-	-	-	(4,184)	363,492
Direct vehicle and operating costs	209,934	-	-	(9,063)	(4,184)	196,687
Vehicle depreciation and lease charges, net	54,236	-	-	9,063	-	63,299
Total costs and expenses	347,817	-	-	-	(4,184)	343,633
(Increase) decrease in fair value of derivatives	-	8,194	-	-	-	8,194
Income before income taxes	19,859	(8,194)	-	-	-	11,665
Income tax expense	8,513	(3,196)	(341)	-	-	4,976
Net income	11,346	(4,998)	341	-	-	6,689
Basic earnings per share (1)	0.45	(0.20)	0.01	-	-	0.27
Diluted earnings per share (1)	0.43	(0.19)	0.01	-	-	0.25

	Six Months Ended June 30, 2006

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$726,435	$-	$-	$-	$(5,256)	$721,179
Total revenues	788,392	-	-	-	(5,256)	783,136
Direct vehicle and operating costs	414,948	-	-	(14,412)	(5,256)	395,280
Vehicle depreciation and lease charges, net	138,801	-	-	14,412	-	153,213
Total costs and expenses	722,543	-	-	-	(5,256)	717,287
(Increase) decrease in fair value of derivatives	-	(18,256)	-	-	-	(18,256)
Income before income taxes	65,849	18,256	-	-	-	84,105
Income tax expense	28,595	7,120	(71)	-	-	35,644
Net income	37,254	11,136	71	-	-	48,461
Basic earnings per share (1)	1.51	0.45	-	-	-	1.96
Diluted earnings per share (1)	1.44	0.43	-	-	-	1.87

	Six Months Ended June 30, 2005

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$648,515	$-	$-	$-	$(7,666)	$640,849
Total revenues	710,476	-	-	-	(7,666)	702,810
Direct vehicle and operating costs	400,611	-	-	(15,411)	(7,666)	377,534
Vehicle depreciation and lease charges, net	107,823	-	-	15,411	-	123,234
Total costs and expenses	666,430	-	-	-	(7,666)	658,764
(Increase) decrease in fair value of derivatives	-	(10,296)	-	-	-	(10,296)
Income before income taxes	44,046	10,296	-	-	-	54,342
Income tax expense	19,725	4,015	(172)	-	-	23,568
Net income	24,321	6,281	172	-	-	30,774
Basic earnings per share (1)	0.97	0.25	0.01	-	-	1.23
Diluted earnings per share (1)	0.92	0.24	0.01	-	-	1.17

	Six Months Ended June 30, 2006

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$37,254	$11,136	$71	$-	$-	$48,461
Vehicle depreciation	152,551	-	-	14,412	-	166,963
Deferred income taxes	25,134	7,120	(71)	-	-	32,183
(Increase) decrease in fair value of derivatives	-	(18,256)	-	-	-	(18,256)
Receivables	35,943	-	-	(2,138)	-	33,805
Accrued liabilities	4,021	-	-	2,279	-	6,300
Net cash provided by operating activities	252,095	-	-	14,553	-	266,648
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	1,605,648	-	-	(14,553)	-	1,591,095
Net cash used in investing activities	(613,073)	-	-	(14,553)	-	(627,626)

	Six Months Ended June 30, 2005

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$24,321	$6,281	$172	$-	$-	$30,774
Vehicle depreciation	136,218	-	-	15,411	-	151,629
Interest income earned on restricted cash and investments	-	-	-	-	(3,090)	(3,090)
Deferred income taxes	18,832	4,015	(172)	-	-	22,675
(Increase) decrease in fair value of derivatives	-	(10,296)	-	-	-	(10,296)
Receivables	(21,166)	-	-	(1,503)	-	(22,669)
Accrued liabilities	246	-	-	807	-	1,053
Net cash provided by operating activities	188,266	-	-	14,715	(3,090)	199,891
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	1,732,007	-	-	(14,715)	-	1,717,292
Net change in restricted cash and investments	353,148	-	-		3,090	356,238
Net cash used in investing activities	(553,674)	-	-	(14,715)	3,090	(565,299)

(1)   Since basic and diluted earnings per share are computed independently for each category, total per share amounts may not equal the sum of the respective categories.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

Restatement

The filed financial statements in this Form 10-Q/A reflect the restatement for the following:

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the six months ended June 30, 2005.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

For additional information regarding the restatement, refer to Note 17 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Vehicle rentals	92.4%	91.2%	92.1%	91.2%
Vehicle leasing	3.7	4.2	3.6	4.2
Fees and services	2.9	3.4	3.2	3.5
Other	1.0	1.2	1.1	1.1

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	49.5	54.1	50.5	53.7
Vehicle depreciation and lease charges, net	20.9	17.4	19.6	17.5
Selling, general and administrative	15.8	16.5	16.5	16.4
Interest expense, net of interest income	5.6	6.5	5.0	6.1

Total costs and expenses	91.8	94.5	91.6	93.7

(Increase) decrease in fair value of derivatives	(2.4)	2.3	(2.3)	(1.4)

INCOME BEFORE INCOME TAXES	10.6	3.2	10.7	7.7

INCOME TAX EXPENSE	4.3	1.4	4.5	3.3

NET INCOME	6.3%	1.8%	6.2%	4.4%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2006	2005	Change		2006	2005	Change

	(Restated)	(Restated)			(Restated)	(Restated)

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	126,793	114,913	10.3%		116,308	108,504	7.2%
Number of rental days	9,647,805	8,778,176	9.9%		17,745,966	16,514,641	7.5%
Vehicle utilization	83.6%	83.9%	(0.3) p.p.		84.3%	84.1%	0.2 p.p.
Average revenue per day	$40.47	$37.75	7.2%		$40.64	$38.80	4.7%
Monthly average revenue per vehicle	$1,027	$961	6.9%		$1,033	$984	5.0%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	123,329	114,913	7.3%		113,402	108,504	4.5%
Number of rental days	9,383,147	8,778,176	6.9%		17,315,158	16,514,641	4.8%

Vehicle Leasing Data:

Average number of vehicles leased	11,212	12,288	(8.8%	)	10,126	11,925	(15.1%	)
Monthly average revenue per vehicle	$462	$415	11.3%		$461	$417	10.6%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

During the second quarter of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The second quarter of 2006 was favorably impacted by the shift of Easter from March in 2005 to April in 2006 and by the recovery of volume from the Company’s repositioning on Expedia in May 2005 which negatively impacted last year’s second quarter. The Company also benefited from lower vehicle liability insurance costs and cost savings initiatives during the second quarter of 2006. The increase in revenue along with these cost improvements and increases in the fair value of derivatives offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits in the second quarter of 2006 as compared to last year’s second quarter.

Operating Results

The Company had income of $44.8 million before income taxes for the second quarter of 2006, as compared to $11.7 million in the second quarter of 2005.

Revenues

	(in millions)
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$390.5	$331.3	$59.2	17.8%
Vehicle leasing	15.5	15.3	0.2	1.6%
Fees and services	12.2	12.5	(0.3)	(2.1%	)
Other	4.4	4.4	-	0.1%

Total revenues	$422.6	$363.5	$59.1	16.3%

Vehicle rental metrics:
Number of rental days	9,647,805	8,778,176	869,629	9.9%
Average revenue per day	$40.47	$37.75	$2.72	7.2%

Vehicle leasing metrics:
Average number of vehicles leased	11,212	12,288	(1,076)	(8.8%	)
Average monthly lease revenue per unit	$462	$415	$47	11.3%

Vehicle rental revenue for the second quarter of 2006 increased 17.8%, due to a 9.9% increase in rental days totaling $32.8 million, coupled with a 7.2% increase in revenue per day totaling $26.4 million. Vehicle rental revenue grew by 14.0% due to same store revenue growth and 3.8% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

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

Expenses

	(in millions)
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$209.2	$196.7	$12.5	6.4%
Vehicle depreciation and lease charges, net	88.2	63.3	24.9	39.3%
Selling, general and administrative	66.9	60.1	6.8	11.3%
Interest expense, net of interest income	23.8	23.5	0.3	1.1%

Total expenses	$388.1	$343.6	$44.5	12.9%

(Increase) decrease in fair value of derivatives	$(10.3)	$8.2	$18.5	226.2%

Direct vehicle and operating expenses for the second quarter of 2006 increased $12.5 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 49.5% in the second quarter of 2006, compared to 54.1% in the second quarter of 2005.

The increase in direct vehicle and operating expense in the second quarter of 2006 resulted from the following:

➢

Personnel related expenses increased $5.2 million. Salary expenses increased approximately $2.7 million due to higher compensation costs per employee, $2.2 million from increases in the number of employees and $0.7 million due to higher incentive compensation expense, partially offset by a reduction of $0.6 million related to costs in group health insurance.

➢	Airport concession expenses increased $3.2 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢	Commission expenses increased $3.7 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Vehicle related costs decreased $1.4 million. This decrease resulted from a decrease in vehicle insurance expense of $4.8 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. In addition to the decrease in vehicle insurance expense, vehicle damage expenses decreased $1.3 million. These decreases were partially offset by an increase in gasoline expense of $4.4 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the second quarter of 2006 increased $24.9 million. As a percent of revenue, net vehicle depreciation and lease charges were 20.9% in the second quarter of 2006 compared to 17.4% in the second quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $15.1 million, resulting primarily from a 10.0% increase in the average depreciation rate, coupled with an 8.5% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $10.4 million. This decrease primarily resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $0.6 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the second quarter of 2006 increased $6.8 million, resulting from a $5.3 million increase in general and administrative expenses and a $1.5 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 15.8% of revenue in the second quarter of 2006, compared to 16.5% in the second quarter of 2005.

The increase in selling, general and administrative expenses in the second quarter of 2006 resulted from the following:

➢

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

➢	Sales and marketing expense increased $1.5 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the second quarter of 2006 increased $0.3 million due to higher average vehicle debt and higher interest rates, partially offset by higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 5.6% of revenue in the second quarter of 2006, compared to 6.5% in the second quarter of 2005.

The (increase) decrease in fair value of derivatives for the second quarter of 2006 increased ($18.5) million compared to the second quarter of 2005 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for the second quarter of 2006 was $18.2 million. The effective income tax rate for the second quarter of 2006 was 40.6% compared to 42.7% for the second quarter of 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

During the first half of 2006, the Company achieved revenue growth from volume related to both existing corporate stores and franchise acquisitions and to higher revenue per day. The Company also achieved higher vehicle utilization rates and benefited from lower vehicle liability insurance costs and other cost savings initiatives. The increase in revenue combined with these cost improvements and increases in the fair value of derivatives offset higher vehicle depreciation costs and other cost increases, which resulted in higher profits in the first half of 2006 as compared to the first half of 2005.

Operating Results

The Company had income of $84.1 million before income taxes for the first half of 2006, as compared to income before income taxes of $54.3 million in the first half of 2005.

Revenues

	(in millions)
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$721.1	$640.8	$80.3	12.5%
Vehicle leasing	28.0	29.8	(1.8)	(6.1%	)
Fees and services	24.8	24.8	-	-
Other	9.2	7.4	1.8	24.8%

Total revenues	$783.1	$702.8	$80.3	11.4%

Vehicle rental metrics:
Number of rental days	17,745,966	16,514,641	1,231,325	7.5%
Average revenue per day	$40.64	$38.80	$1.84	4.7%

Vehicle leasing metrics:
Average number of vehicles leased	10,126	11,925	(1,799)	(15.1%	)
Average monthly lease revenue per unit	$461	$417	$44	10.6%

Vehicle rental revenue for the first half of 2006 increased 12.5%, due to a 7.5% increase in rental days totaling $47.8 million, coupled with a 4.7% increase in revenue per day totaling $32.5 million. Vehicle rental revenue grew by 9.5% due to same store revenue growth and 3.0% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

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

Expenses

	(in millions)
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$395.3	$377.6	$17.7	4.7%
Vehicle depreciation and lease charges, net	153.2	123.2	30.0	24.3%
Selling, general and administrative	128.9	115.0	13.9	12.1%
Interest expense, net of interest income	39.9	43.0	(3.1)	(7.3%	)

Total expenses	$717.3	$658.8	$58.5	8.9%

(Increase) decrease in fair value of derivatives	$(18.3)	$(10.3)	$8.0	77.3%

Direct vehicle and operating expenses for the first half of 2006 increased $17.7 million, primarily due to higher fleet and transaction levels, partially offset by lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 50.5% in the first half of 2006, compared to 53.7% in the first half of 2005.

The increase in direct vehicle and operating expense in the first half of 2006 resulted from the following:

➢

Personnel related expenses increased $11.1 million. Salary expenses increased approximately $6.1 million due to higher compensation costs per employee, $3.5 million from increases in the number of employees, $0.7 million due to higher incentive compensation expense and $0.3 million related to increased costs in group health insurance.

➢	Airport concession expenses increased $5.1 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢	Commission expenses increased $4.9 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Vehicle related costs decreased $4.2 million. This decrease resulted from a decrease in vehicle insurance expense of $9.3 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners for acts by vehicle drivers. The federal Highway Bill was signed into law on August 10, 2005, and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting the Company’s exposure to state minimum financial responsibility amounts. The decrease in vehicle insurance expense was partially offset by an increase in gasoline expense of $5.7 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the first half of 2006 increased $30.0 million. As a percent of revenue, net vehicle depreciation and lease charges were 19.6% in the first half of 2006 compared to 17.5% in the first half of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $15.3 million, resulting primarily from a 4.4% increase in the average depreciation rate, coupled with a 5.5% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $16.0 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.3 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first half of 2006 increased $13.9 million, resulting from an $11.3 million increase in general and administrative expenses and a $2.6 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 16.5% of revenue in the first half of 2006, compared to 16.4% in the first half of 2005.

The increase in selling, general and administrative expenses in the first half of 2006 resulted from the following:

➢

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

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.6 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Professional fees increased $2.6 million due to costs of $1.9 million related to a review of strategic alternatives and $0.7 million related to higher consulting costs.

➢	Sales and marketing expense increased $2.6 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the first half of 2006 decreased $3.1 million due to higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs, partially offset by higher average vehicle debt and higher interest rates. Net interest expense was 5.0% of revenue in the first half of 2006, compared to 6.1% in the first half of 2005.

The (increase) decrease in fair value of derivatives for the first half of 2006 increased ($8.0) million compared to the first half of 2005 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for the first half of 2006 was $35.6 million. The effective income tax rate for the first half of 2006 was 42.4% compared to 43.4% for the first half of 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects the travel environment to remain strong for the balance of the year. Rental rates, which are highly competitive within the rental car industry, are increasing in 2006 and are expected to remain above 2005 levels due to efforts by the industry to increase prices to offset increased fleet costs. Although vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry, the Company believes it has and will have adequate fleet to meet its forecasted growth in the upcoming year. Additionally, vehicle manufacturers have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2006 model year. The Company expects vehicle manufacturers to further increase the cost of 2007 model year vehicles which the Company will begin to purchase in the third quarter of 2006. The Company is maintaining a larger proportion of Non-Program Vehicles in its fleet, which will increase its exposure to fluctuations in the used car market. With a strong economy, other costs such as interest costs due to higher interest rates may continue to rise. Both higher vehicle depreciation and interest costs will negatively impact the Company’s profits unless these increased costs can be passed on to customers through higher rental rates and by the Company achievin g other cost reductions.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $266.6 million for the six months ended June 30, 2006 was primarily the result of net income, adjusted for depreciation and deferred income taxes, along with a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $627.6 million. The principal use of cash in investing activities during the six months ended June 30, 2006, was the purchase of revenue-earning vehicles, which totaled $2.9 billion. This use of cash was partially offset by $1.6 billion in proceeds from the sale of used revenue-earning vehicles and a reduction in restricted cash and investments of $684.9 million, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $108.5 million at June 30, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $16.7 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $10.7 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

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

At June 30, 2006, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2005, which is included under Item 7A of the Company’s most recent Form 10-K/A, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES (RESTATED)

Background of Restatement

Subsequent to the filing of the Company’s Form 10-Q for the three and six months ended June 30, 2006, the Company’s management determined that the Company’s previously issued financial statements and other financial information for the three and six months ended June 30, 2006 and 2005 should be restated to correct certain errors related to the Company’s (i) derivative accounting treatment under SFAS No. 133, (ii) determining the effective state income tax rate under SFAS No. 109, (iii) classification of certain revenue-earning vehicle-related disposal costs, and (iv) classification of tour operator incentives under EITF No. 01-9 and other. Accordingly, the Company restated its condensed consolidated financial statements for the three and six months ended June 30, 2006 and 2005, included in this Quarterly Report on Form 10-Q/A. The restatement is further discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A, and in Note 17 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements of this Form 10-Q/A.

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006 in connection with the filing of the original Form 10-Q on August 8, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three and six months ended June 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006 due to the following material weaknesses:

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

These material weaknesses resulted in the restatement of the Company’s previously issued condensed consolidated financial statements as more fully described in Note 17 to the condensed consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to June 30, 2006, the Company has taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

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

In addition to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K/A, we are adding the following risk factor for outsourcing of our information technology services in relation to the recently announced arrangement with EDS:

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

ITEM 6.	EXHIBITS (RESTATED)

10.108	Dollar Thrifty Automotive Group, Inc. Employee Stock Purchase Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 24, 2006, Commission File No. 1-13647*

10.109

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.110

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.111

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.112

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.113

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.114

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.115

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.116

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.117

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.118

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

15.25	Letter from Deloitte & Touche LLP regarding interim financial information**
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

31.35	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.36	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.35	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.36	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
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
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

15.25	Letter from Deloitte & Touche LLP regarding interim financial information
31.35	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.36	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.35	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.36	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002