Form 10-Q/A
period 2006-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-02-26
CIK 1049108

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on November 8, 2006.

The amendment is a result of the restatement of the Company’s condensed consolidated financial statements and related financial information for the quarterly periods ended September 30, 2006 and 2005.

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

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

The Company is also filing an amended Annual Report on Form 10-K for the year ended December 31, 2005 and amended Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 to correct the errors described above.

All of the information in this Form 10-Q/A is as of November 8, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement discussed in Note 17 to the Condensed Consolidated Financial Statements appearing in this Form 10-Q/A. For the convenience of the reader, this Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the following items have been amended solely as a result of, and to reflect, the restatement, and no other information in the Form 10-Q/A is amended hereby as a result of the restatement:

Part I, Item 1 – Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.37, 31.38, 32.37 and 32.38.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q/A

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	38

ITEM	4. CONTROLS AND PROCEDURES	38

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	39

ITEM	1A. RISK FACTORS	40

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	40

ITEM	5. OTHER INFORMATION	41

ITEM	6. EXHIBITS	42

SIGNATURES	44

INDEX TO EXHIBITS	45

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

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

November 8, 2006 (February 26, 2007, as to the effects of the restatement discussed in Note 17)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Unaudited)
	2006	2005	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)	(As Restated - see Note 17)	(As Restated - see Note 17)
REVENUES:
Vehicle rentals	$451,435	$414,762	$1,172,614	$1,055,611
Vehicle leasing	17,680	19,630	45,686	49,467
Fees and services	12,786	14,778	37,507	39,508
Other	2,806	3,193	12,036	10,587

Total revenues	484,707	452,363	1,267,843	1,155,173

COSTS AND EXPENSES:
Direct vehicle and operating	233,113	216,758	628,393	594,292
Vehicle depreciation and lease charges, net	122,503	101,828	275,716	225,062
Selling, general and administrative	66,396	61,486	195,313	176,470
Interest expense, net of interest income	33,005	26,978	72,882	69,990

Total costs and expenses	455,017	407,050	1,172,304	1,065,814

(Increase) decrease in fair value of derivatives	25,391	(14,621)	7,135	(24,917)

INCOME BEFORE INCOME TAXES	4,299	59,934	88,404	114,276

INCOME TAX EXPENSE (BENEFIT)	(1,585)	22,524	34,059	46,092

NET INCOME	$5,884	$37,410	$54,345	$68,184

BASIC EARNINGS PER SHARE	$0.25	$1.49	$2.22	$2.72

DILUTED EARNINGS PER SHARE	$0.24	$1.42	$2.12	$2.58

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2006	2005

	(As Restated - see Note 17)
	(Unaudited)
ASSETS:
Cash and cash equivalents	$241,800	$274,299
Restricted cash and investments	259,740	785,290
Receivables, net	232,637	218,552
Prepaid expenses and other assets	102,570	89,299
Revenue-earning vehicles, net	2,993,275	2,202,890
Property and equipment, net	111,343	108,062
Income taxes receivable	4,229	-
Software and other intangible assets, net	59,927	28,270
Goodwill	280,395	280,122

	$4,285,916	$3,986,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$66,090	$76,616
Accrued liabilities	190,426	150,024
Income taxes payable	-	8,207
Deferred income tax liability	267,793	235,944
Public liability and property damage	108,330	100,613
Vehicle debt and obligations	2,983,591	2,724,952

Total liabilities	3,616,230	3,296,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,510,951 and 26,921,843 issued, respectively, and 23,850,451 and 25,370,243 outstanding, respectively	275	269
Additional capital	789,849	774,390
Retained earnings (Accumulated deficit)	10,435	(43,910)
Accumulated other comprehensive income	5,758	4,397
Treasury stock, at cost (3,660,500 and 1,551,600 shares, respectively)	(136,631)	(44,718)

Total stockholders’ equity	669,686	690,428

	$4,285,916	$3,986,784

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,345	$68,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	287,441	253,830
Non-vehicle depreciation	15,207	15,290
Net gains from disposition of revenue-earning vehicles	(17,220)	(35,890)
Amortization	4,801	4,523
Performance share incentive plan	10,862	4,267
Interest income earned on restricted cash and investments	(11,135)	(5,057)
Net (gains) / losses from sale of property and equipment	72	(174)
Provision for losses on receivables	20	2,345
Deferred income taxes	31,818	44,897
(Increase) decrease in fair value of derivatives	7,135	(24,917)
Change in assets and liabilities, net of acquisitions:
Income taxes receivable / payable	(12,436)	1,384
Receivables	(16,811)	(22,364)
Prepaid expenses and other assets	1,839	(787)
Accounts payable	(6,192)	(2,283)
Accrued liabilities	22,359	21,651
Public liability and property damage	7,717	15,844
Other	924	1,216

Net cash provided by operating activities	380,746	341,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(3,296,144)	(3,139,082)
Proceeds from sales	2,234,741	2,437,217
Net change in restricted cash and investments	536,685	43,294
Property, equipment and software:
Purchases	(24,418)	(22,675)
Proceeds from sales	3	3,266
Acquisition of businesses, net of cash acquired	(29,583)	(3,593)

Net cash used in investing activities	(578,716)	(681,573)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2006	2005

	(As Restated - see Note 17)	(As Restated - see Note 17)
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	$6,044,603	$3,841,528
Payments	(5,785,971)	(3,416,771)
Issunce of common shares	6,139	16,877
Purchase of common stock for the treasury	(91,913)	(22,512)
Financing issue costs	(7,387)	(5,179)

Net cash provided by financing activities	165,471	413,943

CHANGE IN CASH AND CASH EQUIVALENTS	(32,499)	74,329

CASH AND CASH EQUIVALENTS:
Beginning of period	274,299	204,453

End of period	$241,800	$278,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to/(from) taxing authorities	$14,193	$(178)

Interest	$88,658	$73,437

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$917	$1,106

Purchases of property, equipment and software included in accounts payable	$853	$2,262

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

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET (RESTATED)

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Restated)	(Restated)	(Restated)	(Restated)

	2006	2005	2006	2005

Depreciation of revenue-earning vehicles	$120,478	$102,201	$287,441	$253,830
Net gains from disposal of revenue-earning vehicles	(390)	(3,138)	(17,220)	(35,890)
Rents paid for vehicles leased	2,415	2,765	5,495	7,122

	$122,503	$101,828	$275,716	$225,062

5.	EARNINGS PER SHARE (RESTATED)

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)

Net Income	$5,884	$37,410	$54,345	$68,184

Basic EPS:
Weighted average common shares	23,884,407	25,189,893	24,456,656	25,101,071

Basic EPS	$0.25	$1.49	$2.22	$2.72

Diluted EPS:
Weighted average common shares	23,884,407	25,189,893	24,456,656	25,101,071

Shares contingently issuable:
Stock options	244,603	280,457	285,464	367,406
Performance awards	377,338	639,544	421,449	611,050
Shares held for compensation plans	359,928	182,574	255,069	181,213
Director compensation shares deferred	170,615	139,639	168,096	136,686

Shares applicable to diluted	25,036,891	26,432,107	25,586,734	26,397,426

Diluted EPS	$0.24	$1.42	$2.12	$2.58

For the three months and nine months ended September 30, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES (RESTATED)

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

	(Restated)

Trade accounts receivable	$140,205	$130,953
Notes receivable	1,325	1,448
Financing receivables, net	160	898
Due from DaimlerChrysler	77,532	83,774
Fair value of interest rate swap	17,279	20,903
Other vehicle manufacturer receivables	6,737	1,182

	243,238	239,158
Less: Allowance for doubtful accounts	(10,601)	(20,606)

	$232,637	$218,552

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

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset backed notes to fixed interest rates. These swaps have termination dates through May 2011. The Company reflects these swaps on its condensed consolidated balance sheets at fair market value, which totaled $13.8 million at September 30, 2006, comprised of assets, included in receivables, of approximately $17.3 million and liabilities, included in accrued liabilities, of approximately $3.5 million. At December 31, 2005, the fair market value of these swaps totaled approximately $20.9 million, which were assets, included in receivables. The Company recorded the related change in the fair value of the interest rate swap agreements of $25.4 million and $7.1 million as a net (increase) decrease in fair value of derivatives in the condensed consolidated statements of income for the three month and nine month periods ended September 30, 2006, respectively, and the related change in the fair value of the interest rate swaps of ($14.6) million and ($24.9) million as a net (increase) decrease in fair value of derivatives in the condensed consolidated statements of income for the three month and nine month periods ended September 30, 2005, respectively. These swaps do not qualify for hedge accounting treatment under SFAS No. 133 (Note 17).

11.	COMPREHENSIVE INCOME (RESTATED)

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)

Net income	$5,884	$37,410	$54,345	$68,184

Foreign currency translation adjustment	(238)	1,979	1,361	1,572

Comprehensive income	$5,646	$39,389	$55,706	$69,756

12.	INCOME TAXES (RESTATED)

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

For the three months and nine months ended September 30, 2006, the overall effective tax rate of (36.9%) and 38.5%, respectively, differed from the U.S. statutory rate due primarily to the financial results of DTG Canada for which no benefit was recorded due to full valuation allowance and state and local taxes, including the higher effective state tax rate applied to the periodic change in fair value of derivatives based on the legal entity to which the interest rate swap agreements relate.

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

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2006, the Company’s management determined that those financial statements contained the following:

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

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

State Income Tax Rate – During 2006, the Company enhanced the process used to estimate the state income tax rate used to calculate its state deferred income tax liability under SFAS No. 109. This change from an overall blended state income tax rate to a refined determination of the state income tax rate by entity and tax jurisdiction revealed an error in the Company’s state income tax rate used prior to the fourth quarter of 2006. The impact of this error resulted in a cumulative overstatement of the Company’s net deferred state income tax liability of approximately $5 million at September 30, 2006.

Vehicle-Related Disposal Costs – Additionally, the Company identified certain vehicle-related costs that should be reclassified in the Company’s condensed consolidated statement of income from direct vehicle and operating expense to vehicle depreciation expense. Certain costs have historically been accrued in direct vehicle and operating expense in the Company’s condensed consolidated statement of income over the period that the Company holds its vehicles. However, these costs primarily relate directly to the disposal of the vehicles and, therefore, the Company has corrected the classification of these costs as vehicle depreciation expense. This reclassification had no overall impact on the Company’s previously reported net income. Correspondingly, the Company also reclassified the related liabilities and receivable balances to revenue-earning vehicles as a component of net residual value.

Tour Operator Incentives and Other – Prior to the restatement, the Company classified tour operator incentive costs as direct vehicle and operating expense in the Company’s condensed consolidated statement of income. The Company corrected the classification of these incentive costs as an offset to vehicle rental revenues in accordance with EITF No. 01-9. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2005. These reclassifications had no overall impact on the Company’s previously reported net income.

As a result of the above referenced errors, the condensed consolidated financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005, have been restated from the amounts previously reported. This restatement corrects the accounting treatment of each of the errors described above.

The following tables detail the effects of the restatement (in thousands, except per share amounts):

	September 30, 2006

		Adjustments

Condensed Consolidated Balance Sheet	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Receivables, net	$238,936	$-	$-	$(6,299)	$-	$232,637
Revenue-earning vehicles, net	3,006,441	-	-	(13,166)	-	2,993,275
Total assets	4,305,381	-	-	(19,465)	-	4,285,916
Accrued liabilities	209,891	-	-	(19,465)	-	190,426
Deferred income tax liability	273,770	-	(5,977)	-	-	267,793
Total liabilities	3,641,672	-	(5,977)	(19,465)	-	3,616,230
Retained earnings (Accumulated deficit)	(3,941)	8,399	5,977	-	-	10,435
Accumulated other comprehensive income (loss)	14,157	(8,399)	-	-	-	5,758
Total stockholders’ equity	663,709	-	5,977	-	-	669,686
Total liabilities and stockholders’ equity	4,305,381	-	-	(19,465)	-	4,285,916

	Three Months Ended September 30, 2006

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$454,247	$-	$-	$-	$(2,812)	$451,435
Total revenues	487,519	-	-	-	(2,812)	484,707
Direct vehicle and operating costs	244,713	-	-	(8,788)	(2,812)	233,113
Vehicle depreciation and lease charges, net	113,715	-	-	8,788	-	122,503
Total costs and expenses	457,829	-	-	-	(2,812)	455,017
(Increase) decrease in fair value of derivatives	-	25,391	-	-	-	25,391
Income before income taxes	29,690	(25,391)	-	-	-	4,299
Income tax expense (benefit)	9,081	(9,903)	(763)	-	-	(1,585)
Net income	20,609	(15,488)	763	-	-	5,884
Basic earnings per share (1)	0.86	(0.65)	0.03	-	-	0.25
Diluted earnings per share (1)	0.82	(0.62)	0.03	-	-	0.24

	Three Months Ended September 30, 2005

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$419,145	$-	$-	$-	$(4,383)	$414,762
Total revenues	456,746	-	-	-	(4,383)	452,363
Direct vehicle and operating costs	230,539	-	-	(9,398)	(4,383)	216,758
Vehicle depreciation and lease charges, net	92,430	-	-	9,398	-	101,828
Total costs and expenses	411,433	-	-	-	(4,383)	407,050
(Increase) decrease in fair value of derivatives	-	(14,621)	-	-	-	(14,621)
Income before income taxes	45,313	14,621	-	-	-	59,934
Income tax expense	16,918	5,702	(96)	-	-	22,524
Net income	28,395	8,919	96	-	-	37,410
Basic earnings per share (1)	1.13	0.35	-	-	-	1.49
Diluted earnings per share (1)	1.07	0.34	-	-	-	1.42

	Nine Months Ended September 30, 2006

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$1,180,682	$-	$-	$-	$(8,068)	$1,172,614
Total revenues	1,275,911	-	-	-	(8,068)	1,267,843
Direct vehicle and operating costs	659,661	-	-	(23,200)	(8,068)	628,393
Vehicle depreciation and lease charges, net	252,516	-	-	23,200	-	275,716
Total costs and expenses	1,180,372	-	-	-	(8,068)	1,172,304
(Increase) decrease in fair value of derivatives	-	7,135	-	-	-	7,135
Income before income taxes	95,539	(7,135)	-	-	-	88,404
Income tax expense	37,676	(2,783)	(834)	-	-	34,059
Net income	57,863	(4,352)	834	-	-	54,345
Basic earnings per share (1)	2.37	(0.18)	0.03	-	-	2.22
Diluted earnings per share (1)	2.26	(0.17)	0.03	-	-	2.12

	Nine Months Ended September 30, 2005

		Adjustments

Condensed Consolidated Statement of Income	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Vehicle rental revenues	$1,067,660	$-	$-	$-	$(12,049)	$1,055,611
Total revenues	1,167,222	-	-	-	(12,049)	1,155,173
Direct vehicle and operating costs	631,150	-	-	(24,809)	(12,049)	594,292
Vehicle depreciation and lease charges, net	200,253	-	-	24,809	-	225,062
Total costs and expenses	1,077,863	-	-	-	(12,049)	1,065,814
(Increase) decrease in fair value of derivatives	-	(24,917)	-	-	-	(24,917)
Income before income taxes	89,359	24,917	-	-	-	114,276
Income tax expense	36,643	9,718	(269)	-	-	46,092
Net income	52,716	15,199	269	-	-	68,184
Basic earnings per share (1)	2.10	0.61	0.01	-	-	2.72
Diluted earnings per share (1)	2.00	0.58	0.01	-	-	2.58

	Nine Months Ended September 30, 2006

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$57,863	$(4,352)	$834	$-	$-	$54,345
Vehicle depreciation	264,241	-	-	23,200	-	287,441
Deferred income taxes	35,435	(2,783)	(834)	-	-	31,818
(Increase) decrease in fair value of derivatives	-	7,135	-	-	-	7,135
Receivables	(18,456)	-	-	1,645	-	(16,811)
Accrued liabilities	25,069	-	-	(2,710)	-	22,359
Net cash provided by operating activities	358,611	-	-	22,135	-	380,746
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	2,256,876	-	-	(22,135)	-	2,234,741
Net cash used in investing activities	(556,581)	-	-	(22,135)	-	(578,716)

	Nine Months Ended September 30, 2005

		Adjustments

Condensed Consolidated Statement of Cash Flows	As Previously Reported	Interest Rate Swaps	State Income Tax Rate	Vehicle- Related Disposal Costs	Tour Operator Incentives and Other	As Restated

Cash flows from operating activities:
Net income	$52,716	$15,199	$269	$-	$-	$68,184
Vehicle depreciation	229,021	-	-	24,809	-	253,830
Interest income earned on restricted cash and investments	-	-	-	-	(5,057)	(5,057)
Deferred income taxes	35,448	9,718	(269)	-	-	44,897
(Increase) decrease in fair value of derivatives	-	(24,917)	-	-	-	(24,917)
Receivables	(21,607)	-	-	(757)	-	(22,364)
Accrued liabilities	25,321	-	-	(3,670)	-	21,651
Net cash provided by operating activities	326,634	-	-	20,382	(5,057)	341,959
Cash flows from investing activities:
Revenue-earning vehicles: Proceeds from sales	2,457,599	-	-	(20,382)	-	2,437,217
Net change in restricted cash and investments	38,237	-	-	-	5,057	43,294
Net cash used in investing activities	(666,248)	-	-	(20,382)	5,057	(681,573)

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
•

An error in the classification of tour operator incentives under Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-9”). Correcting this error resulted in a reclassification of tour operator incentives from Direct Vehicle and Operating Expense to Vehicle Rental Revenue. The Company also corrected the classification of interest earned on restricted cash and investments in the condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

For additional information regarding the restatement, refer to Note 17 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Percentage of Revenue)

	2006	2005	2006	2005

	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES:
Vehicle rentals	93.1%	91.7%	92.5%	91.4%
Vehicle leasing	3.7	4.3	3.6	4.3
Fees and services	2.6	3.3	3.0	3.4
Other	0.6	0.7	0.9	0.9

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	48.1	47.9	49.6	51.4
Vehicle depreciation and lease charges, net	25.3	22.5	21.7	19.5
Selling, general and administrative	13.7	13.6	15.4	15.3
Interest expense, net of interest income	6.8	6.0	5.8	6.1

Total costs and expenses	93.9	90.0	92.5	92.3

(Increase) decrease in fair value of derivatives	5.2	(3.3)	0.5	(2.2)

INCOME BEFORE INCOME TAXES	0.9	13.3	7.0	9.9

INCOME TAX EXPENSE (BENEFIT)	(0.3)	5.0	2.7	4.0

NET INCOME	1.2%	8.3%	4.3%	5.9%

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

			%				%
U.S. and Canada	2006	2005	Change		2006	2005	Change

	(Restated)	(Restated)			(Restated)	(Restated)

Vehicle Rental Data: (includes new stores)

Average number of vehicles operated	137,481	130,115	5.7%		123,443	115,787	6.6%
Number of rental days	10,748,298	10,392,740	3.4%		28,494,264	26,907,381	5.9%
Vehicle utilization	85.0%	86.8%	(1.8) p.p.		84.6%	85.1%	(0.5) p.p.
Average revenue per day	$42.00	$39.91	5.2%		$41.15	$39.23	4.9%
Monthly average revenue per vehicle	$1,095	$1,063	3.0%		$1,055	$1,013	4.1%

Same Store Vehicle Rental Data: (excludes new stores)

Average number of vehicles operated	131,513	130,115	1.1%		119,496	115,787	3.2%
Number of rental days	10,283,106	10,392,740	(1.1%	)	27,598,264	26,907,381	2.6%

Vehicle Leasing Data:

Average number of vehicles leased	11,866	14,900	(20.4%	)	10,712	12,928	(17.1%	)
Monthly average revenue per vehicle	$497	$439	13.2%		$474	$425	11.5%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

During the third quarter of 2006, the Company achieved revenue growth from higher revenue per day and volume related to franchise acquisitions. The Company also experienced higher vehicle depreciation and interest costs during the quarter as well as transition costs relating to the outsourcing of information technology services. These costs and other cost increases exceeded the revenue growth, and coupled with a decrease in the fair value of derivatives, resulted in lower profits for the third quarter of 2006 as compared to last year’s third quarter.

Operating Results

The Company had income of $4.3 million before income taxes for the third quarter of 2006, as compared to $59.9 million in the third quarter of 2005.

Revenues

	(in millions)
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$451.4	$414.8	$36.6	8.8%
Vehicle leasing	17.7	19.6	(1.9)	(9.9%	)
Fees and services	12.8	14.8	(2.0)	(13.5%	)
Other	2.8	3.2	(0.4)	(12.1%	)

Total revenues	$484.7	$452.4	$32.3	7.2%

Vehicle rental metrics:
Number of rental days	10,748,298	10,392,740	355,558	3.4%
Average revenue per day	$42.00	$39.91	$2.09	5.2%

Vehicle leasing metrics:
Average number of vehicles leased	11,866	14,900	(3,034)	(20.4%	)
Average monthly lease revenue per unit	$497	$439	$58	13.2%

Vehicle rental revenue for the third quarter of 2006 increased 8.8%, due to a 5.2% increase in revenue per day totaling $22.4 million, coupled with a 3.4% increase in rental days totaling $14.2 million. Vehicle rental revenue grew by 4.6% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized and 4.2% due to same store revenue growth.

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

Expenses

	(in millions)
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$233.1	$216.8	$16.3	7.5%
Vehicle depreciation and lease charges, net	122.5	101.8	20.7	20.3%
Selling, general and administrative	66.4	61.5	4.9	8.0%
Interest expense, net of interest income	33.0	27.0	6.0	22.3%

Total expenses	$455.0	$407.1	$47.9	11.8%

(Increase) decrease in fair value of derivatives	$25.4	$(14.6)	$(40.0)	(273.7%	)

Direct vehicle and operating expenses for the third quarter of 2006 increased $16.3 million, due to higher fleet and transaction levels, coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 48.1% in the third quarter of 2006, compared to 47.9% in the third quarter of 2005.

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

➢

Vehicle related costs decreased $0.3 million. Vehicle damage expense decreased $3.7 million, vehicle liability insurance decreased $0.6 million, and other costs decreased $0.9 million. These decreases in expenses were partially offset by an increase in gasoline expense of $4.9 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the third quarter of 2006 increased $20.7 million. As a percent of revenue, net vehicle depreciation and lease charges were 25.3% in the third quarter of 2006 compared to 22.5% in the third quarter of 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $18.3 million, resulting primarily from a 13.7% increase in the average depreciation rate, coupled with a 3.6% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

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

Selling, general and administrative expenses for the third quarter of 2006 increased $4.9 million, resulting from a $4.2 million increase in general and administrative expenses and a $0.7 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 13.7% of revenue in the third quarter of 2006, compared to 13.6% in the third quarter of 2005.

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

Net interest expense for the third quarter of 2006 increased $6.0 million due to higher interest rates and higher average vehicle debt, partially offset by higher interest rates on invested cash. Net interest expense was 6.8% of revenue in the third quarter of 2006, compared to 6.0% in the third quarter of 2005.

The (increase) decrease in fair value of derivatives for the third quarter of 2006 decreased $40.0 million compared to the third quarter of 2005 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for the third quarter of 2006 was a benefit of $1.6 million. The effective income tax rate for the third quarter of 2006 was (36.9%) compared to 37.6% for the third quarter of 2005. This decrease in the effective tax rate was due primarily to higher Canadian pretax earnings in relationship to lower U.S. pretax earnings and the application of a higher effective state tax rate for the periodic change in fair value of derivatives based on the legal entity to which the interest rate swaps relate. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes.

Interim reporting requirements for applying a higher state tax rate for the change in fair value of derivatives, along with applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Operating Results

The Company had income of $88.4 million before income taxes for the nine months ended September 30, 2006, as compared to $114.3 million for the nine months ended September 30, 2005.

Revenues

	(in millions)
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Vehicle rentals	$1,172.6	$1,055.6	$117.0	11.1%
Vehicle leasing	45.7	49.5	(3.8)	(7.6%	)
Fees and services	37.5	39.5	(2.0)	(5.1%	)
Other	12.0	10.6	1.4	13.7%

Total revenues	$1,267.8	$1,155.2	$112.6	9.8%

Vehicle rental metrics:
Number of rental days	28,494,264	26,907,381	1,586,883	5.9%
Average revenue per day	$41.15	$39.23	$1.92	4.9%

Vehicle leasing metrics:
Average number of vehicles leased	10,712	12,928	(2,216)	(17.1%	)
Average monthly lease revenue per unit	$474	$425	$49	11.5%

Vehicle rental revenue for the nine months ended September 30, 2006 increased 11.1%, due to a 5.9% increase in rental days totaling $62.3 million, coupled with a 4.9% increase in revenue per day totaling $54.7 million. Vehicle rental revenue grew by 7.4% due to same store revenue growth and 3.7% due to 2005 franchise acquisitions, 2006 franchise acquisitions and greenfield locations that had not yet annualized.

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

Other revenue increased $1.4 million primarily due to an increase of $1.6 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	(in millions)
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(Restated)	(Restated)

Direct vehicle and operating	$628.4	$594.3	$34.1	5.7%
Vehicle depreciation and lease charges, net	275.7	225.0	50.7	22.5%
Selling, general and administrative	195.3	176.5	18.8	10.7%
Interest expense, net of interest income	72.9	70.0	2.9	4.1%

Total expenses	$1,172.3	$1,065.8	$106.5	10.0%

(Increase) decrease in fair value of derivatives	$7.1	$(24.9)	$(32.0)	(128.6%	)

Direct vehicle and operating expenses for the nine months ended September 30, 2006 increased $34.1 million, primarily due to higher fleet and transaction levels, partially offset by slightly lower costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 49.6% for the nine months ended September 30, 2006, compared to 51.4% for the nine months ended September 30, 2005.

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

➢

Vehicle related costs decreased $4.5 million. This decrease resulted from a decrease in vehicle insurance expense of $9.9 million primarily related to the change in the vicarious liability law, which previously imposed liability on vehicle owners in certain states for acts by vehicle drivers. In addition to the decrease in vehicle insurance expense, vehicle damage expense decreased $5.1 million. These decreases in expenses were partially offset by an increase in gasoline expense of $10.5 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2006 increased $50.7 million. As a percent of revenue, net vehicle depreciation and lease charges were 21.7% for the nine months ended September 30, 2006 compared to 19.5% for the nine months ended September 30, 2005.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $33.6 million, resulting primarily from an 8.1% increase in the average depreciation rate, coupled with a 4.8% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $18.7 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.6 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $18.8 million, resulting from a $15.5 million increase in general and administrative expenses and a $3.3 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 15.4% of revenue for the nine months ended September 30, 2006, compared to 15.3% for the nine months ended September 30, 2005.

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

Net interest expense for the nine months ended September 30, 2006 increased $2.9 million due to higher interest rates and higher average vehicle debt, partially offset by higher cash balances and interest rates and to an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 5.8% of revenue for the nine months ended September 30, 2006, compared to 6.1% for the nine months ended September 30, 2005.

The (increase) decrease in fair value of derivatives for the nine months ended September 30, 2006 decreased $32.0 million compared to the nine months ended September 30, 2005 due to a change in the fair value of the Company’s interest rate swap agreements.

The income tax provision for the nine months ended September 30, 2006 was $34.1 million. The effective income tax rate for the nine months ended September 30, 2006 was 38.5% compared to 40.3% for the nine months ended September 30, 2005. This decrease in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $380.7 million for the nine months ended September 30, 2006 was primarily the result of net income, adjusted for depreciation and deferred income taxes. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $578.7 million. The principal use of cash in investing activities during the nine months ended September 30, 2006, was the purchase of revenue-earning vehicles, which totaled $3.3 billion. This use of cash was partially offset by $2.2 billion in proceeds from the sale of used revenue-earning vehicles and a reduction in restricted cash and investments of $536.7 million, due to increases in the rental fleet. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. Restricted cash and investments, which totaled $259.7 million at September 30, 2006, are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization program and a like-kind exchange program. The Company also used cash for non-vehicle capital expenditures of $24.4 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $29.6 million of cash for franchisee acquisitions. These expenditures were financed with cash provided from operations.

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

Background of Restatement

Subsequent to the filing of the Company’s Form 10-Q for the three and nine months ended September 30, 2006, the Company’s management determined that the Company’s previously issued financial statements and other financial information for the three and nine months ended September 30, 2006 and 2005 should be restated to correct certain errors related to the Company’s (i) derivative accounting treatment under SFAS No. 133, (ii) determining the effective state income tax rate under SFAS No. 109, (iii) classification of certain revenue-earning vehicle-related disposal costs, and (iv) classification of tour operator incentives under EITF No. 01-9 and other. Accordingly, the Company restated its condensed consolidated financial statements for the three and nine months ended September 30, 2006 and 2005, included in this Quarterly Report on Form 10-Q/A. The restatement is further discussed in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q/A, and in Note 17 to the Condensed Consolidated Financial Statements in Item 1 – Financial Statements of this Form 10-Q/A.

Disclosure Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006 in connection with the filing of the original Form 10-Q on November 8, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that these disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the filing of the Form 10-Q for the three and nine months ended September 30, 2006 and in connection with the restatement and the filing of this Form 10-Q/A, the Company’s management, with the participation of its chief executive officer and chief financial officer, reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company's internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to September 30, 2006, the Company has taken the following steps to remedy the material weaknesses in internal control over financial reporting identified above:

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

In addition to the risk factors disclosed in Item 1A or elsewhere in our most recent Form 10-K/A, we are adding the following risk factors for outsourcing of our information technology services and the litigation risk associated with the removal of unlimited vicarious liability:

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

ITEM 5.	OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders which will be held on May 17, 2007.

ITEM 6.	EXHIBITS (RESTATED)

5.4

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*

10.119

Mandatory Retirement Policy approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on July 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 1, 2006, Commission File No. 1-13647*

10.120

Retirement and Separation Agreement by and between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc. effective and enforceable on August 28, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 1, 2006, Commission File No. 1-13647*

10.121

Letter agreement effective as of September 8, 2006 between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc. to purchase additional vehicles for the 2007 model year, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.122

Letter agreement effective as of September 8, 2006 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.123

Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C.*

15.26	Letter from Deloitte & Touche LLP regarding interim financial information**
23.30	Consent of Deloitte & Touche LLP, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*

23.31	Consent of Hall, Estill, Harwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.4), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*

31.37	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.38	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.37	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.38	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.31

Press release regarding the signing of a Master Services Agreement with EDS issued by Dollar Thrifty Automotive Group, Inc. on August 2, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 7, 2006, Commission File No. 1-13647*

99.32

Press release regarding the anticipated earnings impact of a new IT services agreement issued by Dollar Thrifty Automotive Group, Inc. on August 2, 2006, filed as the samed numbered exhibit with DTG’s Form 8-K, filed August 7, 2006, Commission File No. 1-13647*

99.33

Press release reporting the retirement of Donald M. Himelfarb, Chief Administrative Officer, issued by Dollar Thrifty Automotive Group, Inc. on October 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed October 26, 2006, Commission File No. 1-13647*

99.34

News release reporting Third Quarter Financial Results for 2006, issued by Dollar Thrifty Automotive Group, Inc. on October 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed October 26, 2006, Commission File No. 1-13647*

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
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

15.26	Letter from Deloitte & Touche LLP regarding interim financial information
31.37	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.38	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.37	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.38	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002