Form 10-K
period 2006-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-03-16
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

     Large accelerated filer  X       Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $1,094,783,697.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2007 was 23,699,081.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

PART I

ITEM	1. BUSINESS	4

ITEM	1A. RISK FACTORS	17

ITEM	1B. UNRESOLVED STAFF COMMENTS	20

ITEM	2. PROPERTIES	20

ITEM	3. LEGAL PROCEEDINGS	21

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21

ITEM	6. SELECTED FINANCIAL DATA	24

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	26

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	39

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	41

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	75

ITEM	9A. CONTROLS AND PROCEDURES	75

ITEM	9B. OTHER INFORMATION	78

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE	78

ITEM	11. EXECUTIVE COMPENSATION	78

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	78

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE	78

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	78

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	79

SIGNATURES	102

INDEX TO EXHIBITS	103

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

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”). Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, provides vehicle leasing to franchisees, operates reservation centers for both brands and conducts sales and marketing activities for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities for their respective brands. Thrifty Car Sales operates a franchised retail used car sales network. The Company has two additional subsidiaries, Rental Car Finance Corp. and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2006, Dollar and Thrifty had 836 locations in the United States and Canada of which 407 were company-owned stores and 429 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company.

In the United States, Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees. Dollar and Thrifty currently derive the majority of their U.S. revenues from providing rental vehicles and services directly to rental customers. Prior to shifting to operating more company-owned stores in 2003, Thrifty operated primarily through franchisees and derived the majority of its revenues primarily from franchising fees and services including vehicle leasing. Consequently, Dollar and Thrifty incur the costs of operating company-owned stores, and their revenues are directly affected by changes in rental demand and pricing.

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

The annual Chief Executive Officer certification required by the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 19, 2006.

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

Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also typically acquire a significant portion of their fleets under manufacturer residual value programs where the vehicle manufacturers repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important component of its cost structure. The Program Vehicles and the related obligations of the manufacturers are used as collateral for fleet financing.

The rental car industry has consolidated ownership of the top eight brands which are now owned by just five companies. Dollar and Thrifty are operating subsidiaries of the Company which is publicly held; Avis and Budget were recently separated from Cendant Corporation to form Avis Budget Group, Inc., a publicly held company; Hertz, formerly owned by a private equity group, recently completed an initial public offering to form Hertz Global Holdings, Inc.; Alamo and National are operating subsidiaries of Vanguard Car Rental USA, Inc., owned by the private equity group of Cerberus Capital Management, L.P.; and Enterprise is privately held.

Prior to 2001, the car rental industry had experienced steady growth over the previous decade driven by increased leisure and business airline passenger traffic due to lower airfares, and additional capacity in the hotel industry. During 2001, however, the travel industry suffered from the effects of an economic recession as well as the terrorist attacks of September 11. In the aftermath of September 11, airline passenger traffic dropped significantly and car rental companies reduced their fleet size in response to lower levels of demand. In 2004 and 2005, airline passenger traffic exceeded the previous peak levels of traffic in 2000. However, in 2006, airline passenger traffic declined slightly. The future growth of the car rental industry will be determined by general economic conditions and the level of leisure and business travel.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. In 2006, the Company’s average monthly fleet size ranged from a low of approximately 96,000 vehicles in the first quarter to a high of approximately 145,000 vehicles in the third quarter.

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

Summary Operating Data of the Company

	Year Ended December 31,

	2006	2005	2004

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,549,727	$1,387,751	$1,262,253
Revenue from U.S. and Canada franchisees	97,016	107,550	130,855
Revenue from international franchisees	8,176	7,331	5,128
Other revenue	5,758	4,922	5,611

Total revenues	$1,660,677	$1,507,554	$1,403,847

	As of December 31,

	2006	2005	2004

Rental locations:
U.S. and Canada company- owned stores	407	369	352
U.S. and Canada franchisee locations	429	483	507

Franchisee agreements:
U.S. and Canada	224	231	229
International	110	116	112

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2006, Dollar had 107 company-owned and franchised in-terminal airport locations in the United States. Dollar operates primarily through company-owned stores in the United States and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the United States, Canada and abroad. In January 2003, Dollar re-acquired its master franchise rights in Canada and began acquiring the operations of franchisees in the eight largest airport markets of Calgary, Winnipeg, Ottawa, Toronto, Montreal, Halifax, Edmonton and Vancouver. Dollar successfully completed the acquisition of all franchisee operations in these top markets by January 2004, when it purchased the franchise operation in Vancouver. Dollar has continued to expand its company-owned stores in the United States by acquiring franchisee operations in key markets.

As of December 31, 2006, Dollar’s vehicle rental system included 358 locations in the United States and Canada, consisting of 200 company-owned stores and 158 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $923 million for the year ended December 31, 2006.

Thrifty

Historically, Thrifty’s main focus had been on franchising and franchise support services. However, in 2003, Thrifty began shifting to operating more company-owned stores by acquiring franchisee locations in key markets. Thrifty continued to acquire franchisee locations during 2006; however, the majority of the acquisition opportunities are now completed. Thrifty U.S. company-owned locations increased to 152 at December 31, 2006 from 129 at December 31, 2005. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 80% of their combined rental revenues from the airport market and approximately 20% from the local market. Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. At December 31, 2006, Thrifty had 109 company-owned and franchised in-terminal airport locations in the United States.

As of December 31, 2006, Thrifty’s vehicle rental system included 478 rental locations in the United States and Canada, consisting of 271 franchisee locations and 207 company-owned stores. Thrifty’s total rental revenue generated by company-owned stores was $616 million for the year ended December 31, 2006.

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

As of December 31, 2006, the Company operates the Dollar brand in 58 and the Thrifty brand in 53 of the top 75 airport markets in the United States and operates both brands in 47 of these top 75 airport markets. During 2006, the Company added the Dollar brand in four and the Thrifty brand in eight of the top 75 airport markets by acquiring franchisee locations.

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

Franchise Acquisition Program

The Company is pursuing opportunities to acquire both Dollar and Thrifty franchise operations in the top 75 U.S. airport markets and other key leisure markets. In 2003, Thrifty began shifting to operating more company-owned stores by acquiring franchisee locations on an opportunistic basis in key markets. In 2006, Thrifty continued this strategy by acquiring the Thrifty franchise operations in twelve U.S. markets: Little Rock, Arkansas; Providence, Rhode Island; Cincinnati, Columbus and Dayton, Ohio; Milwaukee and Madison, Wisconsin; Pensacola, Florida; Phoenix, Arizona; Reno, Nevada; and San Antonio and El Paso, Texas. Dollar acquired the Dollar franchise operations in six U.S. markets: Nashville, Tennessee; Oklahoma City and Tulsa, Oklahoma; Minneapolis, Minnesota; Madison, Wisconsin; and El Paso, Texas. Dollar and Thrifty generally have the right of first refusal on the sale of a franchise operation. As of December 31, 2006, the Company had completed the majority of its acquisition program.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $166 million or 10.8% of the Company’s rental revenues for the year ended December 31, 2006. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 2% of the Company’s 2006 rental revenues.

Other

As of December 31, 2006, the Company had 133 vehicle rental concessions for company-owned stores at 81 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities. A growing number of larger airports are building consolidated airport rental car facilities to eliminate congestion at the airport which also facilitates additional growth for the rental car industry.

Supplemental Equipment and Optional Products – Dollar and Thrifty rent global positioning system (GPS) equipment, ski racks, baby seats and other supplemental equipment, sell pre-paid gasoline and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental.

Summary of Corporate Operations Data

	Year Ended December 31,

	2006	2005	2004

	(in thousands)
Rental revenues:
United States - Dollar	$910,434	$856,284	$850,473
United States - Thrifty	540,947	447,535	339,700

Total U.S. rental revenues	1,451,381	1,303,819	1,190,173

Canada - Dollar and Thrifty	87,292	76,353	65,717

Total rental revenues	1,538,673	1,380,172	1,255,890

Other	11,054	7,579	6,363

Total revenues from U.S. and Canadian Corporate Operations	$1,549,727	$1,387,751	$1,262,253

	As of December 31,

	2006	2005	2004

Rental locations (U.S. and Canada):
Dollar	200	187	185
Thrifty	207	182	167

Total corporate rental locations	407	369	352

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

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products and an advertising fee ranging from 2.5% to 4.5% of base rental revenue to a separate advertising fund managed by the Company.

System Fees in Canada

All Dollar and Thrifty Canadian franchisees whether operating a single-brand or co-brand location pay a monthly fee generally equal to 8% of rental revenue.

Franchisee Services and Products

Dollar and Thrifty provide their U.S. and Canadian franchisees a wide range of products and services, including vehicle leasing, reservations, marketing programs and assistance, branded supplies, image and standards, training, rental rate management analysis and customer satisfaction programs. Additionally, Dollar and Thrifty offer their respective franchisees centralized corporate account and tour billing and travel agent commission payments.

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2006	2005	2004

Franchisee locations:
Dollar	158	165	164
Thrifty	271	318	343

Total franchisee locations	429	483	507

Franchisee agreements:
Dollar	89	85	75
Thrifty	135	146	154

Total franchisee agreements	224	231	229

International

Dollar and Thrifty offer master franchises outside the United States and Canada, generally on a countrywide basis. Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees. At December 31, 2006, exclusive of the United States and Canada, Dollar had franchised locations in 51 countries and Thrifty had franchised locations in 66 countries. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. In 2003, the Company began offering franchisees the opportunity to license the rights to operate both the Dollar and Thrifty brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the United States and Canada totaled $8.2 million in 2006, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

In December 1998, Thrifty Car Sales was formed to operate a franchise system, “Thrifty Car Sales”. Thrifty Car Sales provides an opportunity to qualified candidates including independent and franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include participation in a full service business development center, a nationally supported Internet strategy and website, operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2006, Thrifty Car Sales had 32 franchise locations in operation.

Reservations

The Internet is the primary source of reservations for the Company. For the year ended December 31, 2006, approximately 68% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 62% in 2005. The Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 39% of total non-tour reservations. During 2006, 29% of non-tour reservations were provided from third party Internet sites with no individual third party site providing in excess of 9% of total non-tour reservations. The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents. The Company has continuously staffed reservation call centers for Dollar and Thrifty at its headquarters in Tulsa, Oklahoma, and at its facility in Tahlequah, Oklahoma. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad. In February 2007, the Company announced that it would be outsourcing portions of its call centers to PRC, a global leader in the operation of outsourced call centers, during the second quarter of 2007.

Marketing

Dollar and Thrifty are positioned as value car rental companies in the travel industry, providing on-airport convenience with low rates on quality vehicles. Customers who rent from Dollar and Thrifty are cost-conscious leisure, government and business travelers who want to save money on car rentals without compromising fundamental car rental products or services.

Dollar and Thrifty acquire these value-oriented customers through a multi-faceted marketing approach that involves traditional (television and print) and Internet advertising, Internet search marketing, sales teams, strategic marketing partners, and investments in traditional and emerging distribution channels. Each of these disciplines has a specific focus on selected customer segment opportunities.

In support of this multi-faceted approach, Dollar launched a series of new offerings in 2006, including a new customer incentive program, "Dollar Rewards", which provides Dollar’s frequent customers with free rental days.  In addition, Dollar made significant enhancements to its speed of service product, "Dollar Express"; launched a Travel Agent Incentive program with American Express called “Dollar Dividends”; and launched, via dollar.com, a small business product, "Dollar4Business".   Thrifty has similar programs in place, including Thrifty's “Bluechip” speed of service product, “Bluechip Rewards”, for frequent customers; "Look to Book" incentives for travel agents; and “Thrifty SmartBiz” for small business customers.

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

Internet Marketing and Distribution Channels

Dollar and Thrifty focus on Internet advertising and marketing, which continues to be the most cost-efficient means of reaching travel customers. Dollar and Thrifty promote their respective brands via Internet banner advertising, keywords and rate guarantees to encourage travelers to book reservations on dollar.com and thrifty.com. In addition, Dollar and Thrifty both continue to make technology investments in their respective Web sites, dollar.com and thrifty.com, to provide enhancements to best meet their customer’s changing travel needs.

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

On August 1, 2006, the Company entered into a master services agreement (“MSA”) with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”) to substantially expand the services provided by EDS to the Company. This MSA is a five-year, $150 million agreement, commencing on October 1, 2006, wherein EDS will provide the majority of information technology (“IT”) services to the Company, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. EDS is a leading global information technology service company that manages and monitors the majority of the Company’s data network and its daily information processing. The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

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

Parking Services. Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business and the Company operates some corporate parking operations as well.

Fleet Acquisition and Management

Vehicle Supply

For the 2006 model year, DaimlerChrysler vehicles represented approximately 93% of the total U.S. fleet purchases by DTG Operations. DTG Operations also purchases vehicles from other automotive manufacturers. The Company expects that for the 2007 model year, DaimlerChrysler vehicles will continue to represent a substantial majority of the total U.S. fleet of DTG Operations.

Automotive manufacturers’ residual value programs limit the Company’s residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under DaimlerChrysler’s program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer’s obligation is subject to certain conditions relating to the vehicle’s age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to as “Program Vehicles.” Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to herein as “Non-Program Vehicles.” The Company believes that a majority of vehicles owned by the U.S. vehicle rental industry are Program Vehicles.

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

DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by any manufacturer’s residual value program. It does so when required by manufacturers in connection with the purchase of Program Vehicles or when it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. DaimlerChrysler, which is the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For the 2006 model year, approximately 32% of all vehicles acquired by DTG Operations were Non-Program Vehicles.

Vehicle depreciation is the largest single cost element in the Company’s operations; therefore, the Company’s operating results are materially affected by the depreciation rates and other purchase terms provided under DaimlerChrysler’s residual value program, the residual values on Non-Program Vehicles and the level of purchase or promotion incentives. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. The percentage of vehicles acquired under DaimlerChrysler and other manufacturers’ residual value programs in the future will depend upon several factors, including the availability and cost of these programs. For the 2007 model year, vehicle manufacturers have stated their intent to continue to reduce vehicle supply to the rental car industry and have significantly increased industry vehicle costs by continuing to increase Program Vehicle depreciation rates and lower incentives. The Company has received substantial payments under residual value programs over the past several years. See Note 6 of Notes to Consolidated Financial Statements. In addition, the Company is impacted by the residual value of Non-Program Vehicles which depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles. Because of the difficulty in predicting future vehicle resale values, the Company may not be able to manage effectively the residual value risk on its Non-Program Vehicles.

Dollar and Thrifty entered into U.S. vehicle supply agreements with DaimlerChrysler, which commenced with the 1997 model year. These vehicle supply agreements have been extended or renewed to cover all model years since inception in 1997. In September 2006, the Vehicle Supply Agreement (the “VSA”) was amended to enable the Company to acquire vehicles through the 2011 model year. Under the VSA, DaimlerChrysler has agreed to make specified volumes of DaimlerChrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote DaimlerChrysler vehicles exclusively in their advertising and other promotional materials and DaimlerChrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements.

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

Vehicle Disposition

DTG Operations generally holds vehicles in rental service from seven to nine months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid significant excess mileage penalties under DaimlerChrysler’s residual value program. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned. DTG Operations’ efforts to expand the channels for disposition of Non-Program Vehicles have been successful. DTG Operations disposed of 62% of its Non-Program Vehicles through auctions and 38% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2006.

Maintenance

DTG Operations has automotive maintenance centers. These facilities are accepted by automotive manufacturers as eligible to perform and receive reimbursement for warranty repairs. Collision damage repairs are generally performed by independent contractors. Dollar’s and Thrifty’s franchisees are responsible for the maintenance of their fleet vehicles.

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental and leasing fleets. The Company primarily utilizes asset backed financing programs to finance its vehicles. Under these programs, the Company is required to provide collateral at different levels for Program Vehicles and Non-Program Vehicles. The Company also uses commercial paper programs, bank lines of credit and vehicle manufacturer lines of credit to finance the remainder of its vehicles.

Fleet Leasing Programs

DTG Operations makes fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. The terms of its fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in the fleet leasing programs and periodically audit franchisees’ leased fleets. For the year ended December 31, 2006, approximately 3% of the Company’s total revenue was derived from vehicle leasing programs. As the Company continues to implement its corporate strategy of acquiring franchise operations and converting them to corporate operations, leasing revenue will continue to decline.

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

U.S. Fleet Data

	Year Ended December 31,

	2006	2005	2004

DTG
Average number of vehicles leased to franchisees	8,836	11,230	16,622

Average number of vehicles in combined fleets of franchisees	29,095	34,277	42,491
Average number of vehicles in combined fleets of company-owned stores	113,762	107,344	96,675

Total	142,857	141,621	139,166

Competition

There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations. Dollar and Thrifty and their franchisees operate mainly in the U.S. airport market, relying on leisure, tour and small business customers. Dollar and Thrifty and their franchisees’ principal competitors are Alamo, Avis, Budget, Hertz, National and Enterprise.

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Budget, Alamo, Avis, Hertz, Enterprise and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In 2005 and 2004, the Company retained the risk of loss in various amounts up to $2.0 million on a per occurrence basis for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $2.0 million with an aggregate limit of $3.0 million for losses within this corridor. In March 2006, the Company increased its retained risk of loss to $4.0 million per occurrence for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor. The Company maintains insurance coverages at certain amounts in excess of its retained risk. The Company retains the risk of loss on supplemental liability insurance policies sold to vehicle rental customers.

In 2005 and 2004, the Company retained the risk of loss for general and garage liability insurance coverage in various amounts up to $2.0 million and maintained insurance at certain amounts in excess of $2.0 million. In March 2006, the Company increased its retention of the risk of loss to up to $5.0 million for general and garage liability. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $500,000. The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2006, the Company’s reserve for Vehicle Insurance Reserves was approximately $103.9 million. The Company’s obligations to pay insurance related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2006, these letters of credit and surety bonds totaled approximately $63.3 million and $9.1 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $9.2 million and $28.1 million, respectively, as of December 31, 2006.

Regulation

Loss Damage Waivers

Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 25 states. These laws typically require notice to customers that the loss damage waiver may duplicate their own coverage or may not be necessary, limit customer responsibility for damage to the vehicle or cap the price charged for loss damage waivers. Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue and could increase costs to Dollar, Thrifty and their franchisees.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 10 and lease 128 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Employees

As of December 31, 2006, the Company employed a total of approximately 8,500 full-time and part-time employees. Approximately 260 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2006. The Company believes its relationship with its employees is good.

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

Highly Competitive Nature of the Vehicle Rental Industry

There is intense competition in the vehicle rental industry, especially on price and service. The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition. The vehicle rental industry primarily consists of eight major brands, all of which compete strongly for rental customers. A significant increase in industry capacity or a reduction in overall demand could adversely affect our ability to maintain or increase rental rates or market share.

Seasonality

Our business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. In 2006, the third quarter accounted for over 29% of our vehicle rental revenues and over 32% of our operating income, while the second quarter accounted for over 25% of our vehicle rental revenues and over 30% of our operating income. Any event that disrupts rental activity during these quarters could have a disproportionately material adverse effect on our liquidity, our cash flows and/or our results of operations.

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

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Nevada represented approximately 60% of our total rental revenue in 2006. Reductions in leisure travel to these destinations resulting from natural disasters, terrorist acts, general economic conditions or other factors would have a material impact on our results.

Vehicle Supply and Residual Values

Our vehicle supply agreement with DaimlerChrysler extends through model year 2011 and we generally purchase 80% to 90% of our vehicles from DaimlerChrysler. Under the vehicle supply agreement, we must purchase 75% of our vehicles from DaimlerChrysler up to certain targeted volumes and DaimlerChrysler has agreed to provide us certain minimum volumes of vehicles. The vehicle supply agreement also requires that 80% of the vehicles at the initial targeted volumes be vehicles covered by a manufacturer program that guarantees the value of the vehicle at the time of sale. Residual value programs such as the vehicle supply agreement enable us to determine depreciation expense, which is our largest single cost element, on Program Vehicles in advance.

Our yearly vehicle requirements usually exceed the amounts that DaimlerChrysler has agreed to provide under the vehicle supply agreement. Historically, DaimlerChrysler has agreed to sell us more vehicles than we must buy under the vehicle supply agreement. We have also acquired vehicles from other manufacturers to meet our vehicle requirements. For the 2006 model year, DaimlerChrysler vehicles represented approximately 93% of the Company’s U.S. fleet. We depend on DaimlerChrysler to continue to provide vehicles above the amounts included in the vehicle supply agreement. Alternatively, we have the ability to purchase vehicles from other manufacturers to satisfy our ongoing vehicle requirements. Each year, we negotiate these purchase agreements that are outside the vehicle supply agreement.

Vehicle manufacturers, including DaimlerChrysler, have recently stated their intent to reduce vehicle supply to the rental car industry and have significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives. The inability of any of the major vehicle manufacturers to sell enough vehicles to the industry could adversely affect our results. Furthermore, if the vehicle manufacturers change the size or terms of their residual value programs, we could experience increased residual value risk or increased depreciation rates on Program Vehicles that could be material to our results of operations and could adversely affect our ability to finance our vehicles.

Additionally, if DaimlerChrysler defaults on the vehicle supply agreement for any reason, we could be left with a material unpaid balance from DaimlerChrysler with respect to Program Vehicles that were sold for an amount less than the guaranteed residual value or for incentive and reimbursement payments that were not paid.

Market Risk in Vehicle Disposition

We have generally retained the used car market value risk on 15% to 35% of our vehicles and plan to increase this percentage in 2007 and future periods. The depreciation costs for these vehicles are highly dependent on the strength of used car prices at the time of sale. A large unexpected decline in used car prices would have a significant adverse impact on our results.

Customer Surcharges

In almost every state, we recover various costs associated with the title and registration of our vehicles and, where permitted, the concession cost imposed by airport authorities or the owners and/or operators of the premises from which our vehicles are rented. Consistent with industry-wide business practices, we separately state these additional surcharges in our rental agreements and invoices and disclose the existence of these surcharges to customers together with an estimated total price, inclusive of these surcharges, in all distribution channels. This standard practice complies with the Federal Trade Commission Act and has been upheld by several courts. However, there are several legislative proposals in certain states which, if enacted, would define which surcharges are permissible and establish calculation formulas which may differ from the manner in which we set our surcharges. Enactment of any of these proposals could restrict our ability to recover all of the surcharges we currently charge and may have a material adverse impact on our results of operations.

Fuel Costs

Limitations in fuel supplies and significant increases in fuel prices could have a material adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Third Party Internet Sites

The Internet has had a significant impact on the way travel companies get reservations. For 2006, we received 68% of our non-tour reservations from the Internet, with 39% coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining 29% of non-tour reservations were provided by third party Internet sites. No single third party Internet site provides more than 9% of our non-tour reservations.

Future changes in the way travel is sold over the Internet or changes in our relationship with third party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In March 2006, we increased the level of self-insurance to $4.0 million per occurrence, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for this corridor, and increased the level of self-insurance for general and garage liability to $5.0 million. We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

Litigation Relating to the Constitutionality of the Removal of Vicarious Liability

On August 10, 2005, the federal Highway Bill was signed into law and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting exposure to state minimum financial responsibility amounts. Before vicarious liability was removed, the owner of a vehicle in certain states would be liable for acts by vehicle drivers even though the vehicle owner was not directly responsible. This federal law supersedes all state laws on vicarious liability for automobile lessors. Since the Highway Bill became law, its constitutionality has been challenged in some state courts, including subsequent appeals. If these provisions of the Highway Bill were overturned, we would be subject to significant exposure to insurance liabilities and higher insurance costs, which would materially impact our results.

Environmental Regulations

We are subject to numerous environmental regulatory requirements related to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. We have made, and expect to continue to make, expenditures to comply with environmental laws and regulations. These expenditures may be material to our financial position, results of operations and cash flows. We have designed programs to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases. However, we cannot be certain that our programs will guarantee compliance with all regulations to which we are subject.

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to additional legal proceedings brought by government agencies or private parties for environmental matters. In addition, there may be additional locations of which we are currently unaware at which wastes generated by us may have been released or disposed. In the future, these locations may become the subject of cleanup for which we may be liable, in whole or part. Accordingly, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position or results of operations or cash flows.

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

Interest Rates

We incur a large amount of debt to purchase vehicles. While the majority of this debt bears interest at fixed rates due to our interest rate swap agreements, a portion of this debt bears interest at short-term floating rates. Therefore, we are exposed to increases in interest rates. The amount of our financing costs affects the amount we must charge our customers to be profitable. Increased interest rates could have a material adverse impact on our results of operations if we are unable to pass increased financing costs through to our customers or if we lose customers to competitors due to increased rental rates resulting from an increase in our financing costs.

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

In connection with the Revolving Credit Facility, the Company also executed mortgages in favor of Credit Suisse encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Dallas, Houston and Salt Lake City.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2006, the Company’s company-owned operations were carried on at 407 locations in the United States and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.

ITEM 3.	LEGAL PROCEEDINGS

Various legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low closing sales prices for the Common Stock for each quarterly period during 2006 and 2005 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006

High	$46.00	$50.00	$45.83	$46.53

Low	$36.98	$42.70	$39.06	$39.19

2005

High	$33.45	$37.98	$38.79	$38.65

Low	$28.65	$32.01	$29.38	$31.20

The 23,699,081 shares of Common Stock outstanding at February 28, 2007 were held by approximately 6,164 registered and beneficial stockholders of record. The Company has not paid cash dividends since completion of its initial public offering in December 1997. In light of the Company’s share repurchase program, the Company does not presently intend to pay cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Share Repurchase Program”.

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

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2006 with respect to the Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans
approved by security holders	526,864	$17.51	527,591

Equity compensation plans not
approved by security holders	None	None	None

Total	526,864	$17.51	527,591 (1)

(1)

At December 31, 2006, total common stock authorized for issuance was 2,081,305 shares, which included 526,864 unexercised option rights and 1,026,850 Performance Shares, assuming a maximum 200% target payout for all nonvested Performance Shares. The Performance Shares ultimately issued will likely be less (refer to Note 13 of Notes to Consolidated Financial Statements.) The remaining common stock available for future issuance at December 31, 2006 is 527,591 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1, 2006 - October 31, 2006	-	$-	-	$208,087,000

November 1, 2006 - November 30, 2006	237,000	$41.58	237,000	$198,231,000

December 1, 2006 - December 31, 2006	213,000	$44.78	213,000	$188,692,000

Total	450,000		450,000

On February 9, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program to replace the existing $100 million program of which $44.7 million had been used to repurchase shares. In 2006, the Company repurchased 2,558,900 shares of common stock at an average price of $43.50 per share totaling $111.3 million. Since inception of the share repurchase program in 2003 through December 31, 2006, the Company has used $156.0 million to repurchase shares. This new $300 million share repurchase program has $188.7 million of remaining authorization to be completed by December 31, 2008.

Performance Graph

The following graph compares the cumulative total stockholder return on DTG common stock with the Hemscott Industry Group (formerly CoreData) 761 – Rental & Leasing Services and the Russell 2000 Index. The Hemscott Industry Group 761 – Rental & Leasing Services is a published index of 24 stocks including DTG, which covers companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods.

The results are based on an assumed $100 invested on December 31, 2001, and reinvestment of dividends through December 31, 2006.

Company/Index/Market	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

Dollar Thrifty Automotive Group, Inc.	100.00	136.45	167.35	194.84	232.71	294.26
Hemscott Industry Group 761 - Rental & Leasing Services	100.00	82.57	123.37	149.42	155.33	184.49
Russell 2000 Index	100.00	78.42	114.00	133.94	138.40	162.02

ITEM 6.    SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,

	2006	2005	2004	2003	2002

Statements of Income:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,538,673	$1,380,172	$1,255,890	$994,647	$878,802
Vehicle leasing	56,798	63,465	80,456	144,368	168,792
Fees and services	46,806	49,450	54,176	54,149	56,237
Other	18,400	14,467	13,325	15,248	10,781

Total revenues	1,660,677	1,507,554	1,403,847	1,208,412	1,114,612

Costs and expenses:
Direct vehicle and operating	827,440	787,714	692,803	484,787	373,392
Vehicle depreciation and lease charges, net	380,005	294,757	316,199	407,509	392,732
Selling, general and administrative	259,474	236,055	223,109	189,575	177,562
Interest expense, net	95,974	88,208	90,868	89,296	93,427

Total costs and expenses	1,562,893	1,406,734	1,322,979	1,171,167	1,037,113

(Increase) decrease in fair value of derivatives	9,363	(29,725)	(24,265)	(8,902)	30,725

Income before income taxes	88,421	130,545	105,133	46,147	46,774

Income tax expense	36,729	54,190	42,390	20,451	16,443

Income before cumulative effect of a change in accounting principle	51,692	76,355	62,743	25,696	30,331

Cumulative effect of a change in accounting principle	-	-	3,730	-	-

Net income	$51,692	$76,355	$66,473	$25,696	$30,331

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.14	$3.04	$2.51	$1.05	$1.25
Cumulative effect of a change in accounting principle	-	-	0.15	-	-

Net income	$2.14	$3.04	$2.66	$1.05	$1.25

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.04	$2.89	$2.39	$1.01	$1.22
Cumulative effect of a change in accounting principle	-	-	0.14	-	-

Net income	$2.04	$2.89	$2.53	$1.01	$1.22

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$191,981	$274,299	$204,453	$192,006	$143,485
Restricted cash and investments	$389,794	$785,290	$455,215	$536,547	$334,849
Revenue-earning vehicles, net	$2,623,719	$2,202,890	$2,256,905	$2,126,862	$1,989,919
Total assets	$4,011,498	$3,986,784	$3,604,977	$3,396,270	$3,096,029
Total debt	$2,744,284	$2,724,952	$2,500,426	$2,442,162	$2,224,303
Stockholders' equity	$647,700	$690,428	$608,743	$537,849	$503,447

U.S. and Canada

	Year Ended December 31,

	2006	2005	2004	2003	2002

System-wide Data:

Rental locations:
Company-owned stores	407	369	352	310	224
Franchisee locations	429	483	507	513	579

Total rental locations	836	852	859	823	803

Average number of vehicles operated during the period by company-owned stores and franchisees	151,100	149,659	147,239	136,757	128,968

Peak number of vehicles operated during the period by company-owned stores and franchisees	185,317	183,291	179,304	167,755	158,758

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	119,648	113,002	102,159	80,302	69,272
Number of rental days	36,642,026	34,909,560	31,831,062	24,654,084	21,056,362
Vehicle utilization	83.9%	84.6%	85.1%	84.1%	83.3%
Average revenue per day	$41.99	$39.54	$39.46	$40.34	$41.74
Monthly average revenue per vehicle	$1,072	$1,018	$1,024	$1,032	$1,057

Vehicle leasing data:
Average number of vehicles leased	9,886	12,269	17,519	26,917	30,917
Average monthly lease revenue per unit	$479	$431	$383	$447	$455

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION

Overview

The Company operates two value rental car brands, Dollar and Thrifty. The majority of its customers pick up their vehicles at airport locations. Both brands are value priced and the Company seeks to be the industry’s low cost provider. Leisure customers typically rent vehicles for longer periods than business customers, on average, providing lower transaction costs. The Company believes its vehicle utilization is consistently higher than that of its competitors.

Both Dollar and Thrifty operate through a network of company-owned stores and franchisees. The majority of the Company’s revenue is generated from renting vehicles to customers through company-owned stores, with lesser amounts generated through vehicle leasing, royalty fees and services provided to franchisees.

In 2006, the Company’s revenues were positively impacted by franchise acquisitions and stronger rental demand due to increased travel. Total rental day volume increased 5.0% with same store volume increasing by 1.1%. In addition, year over year revenue growth was positively impacted by a 6.2% increase in revenue per day. Airline passenger enplanements, an important driver for airport rental car demand, were down slightly in 2006.

During 2006, the Company had higher vehicle depreciation expenses due to higher average depreciation rates resulting from vehicle manufacturers increasing industry vehicle costs. These increases in vehicle depreciation expense were partially mitigated by a higher mix of lower cost Non-Program Vehicles.

The Company continued to benefit from lower vehicle-related insurance costs in 2006, due to reduced insurance reserves resulting from net favorable developments in claims history and to the benefits of the change in the vicarious liability laws in 2005.

Additionally, during 2006, the Company implemented various cost savings initiatives, including information technology outsourcing and streamlining the organization, to reduce costs going forward.

The Company uses mark-to-market accounting for its interest rate swap agreements. This accounting treatment results in significant volatility to the Company’s operating results but does not impact cash flow. In 2006, the change in fair value of these interest rate swap agreements was a decrease of $9.4 million compared to an increase of ($29.7) million in 2005.

The Company continues to make significant progress in its long term strategy to operate both brands as corporate stores in the top 75 U.S. airport markets, the top eight Canadian airport markets and in other key leisure destinations, and to operate through franchisees in the smaller markets and in markets outside the U.S. and Canada. During 2006, the Company acquired franchise operations for Dollar and Thrifty in 16 U.S. markets and rental day volume increased approximately 3.9% in company-owned stores as a result of these acquisitions. The Company generally expects to continue to fund all remaining franchisee acquisitions with cash from operations.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and the volume and pricing of vehicles leased to franchisees. Significant changes in the purchase or disposal price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust pricing and lease rates for these changes. The Company’s business requires significant expenditures for vehicles and, consequently, requires substantial liquidity to finance such expenditures.

The Company expects its ongoing cash flow to exceed cash required to operate the business. In 2006, the Company repurchased 2,558,900 shares for a total of $111.3 million. The Company has repurchased 4,110,500 shares at a cost of $156.0 million since announcing the share repurchase program in July 2003. The Company expects to continue its share repurchases in 2007 and 2008 as its share repurchase program extends through December 31, 2008.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Year Ended December 31,

	2006	2005	2004

Revenues:
Vehicle rentals	92.7%	91.6%	89.5%
Vehicle leasing	3.4	4.2	5.7
Fees and services	2.8	3.3	3.9
Other	1.1	0.9	0.9

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	49.8	52.3	49.4
Vehicle depreciation and lease charges, net	22.9	19.6	22.5
Selling, general and administrative	15.6	15.6	15.9
Interest expense, net	5.8	5.8	6.4

Total costs and expenses	94.1	93.3	94.2

(Increase) decrease in fair value of derivatives	0.6	(2.0)	(1.7)

Income before income taxes	5.3	8.7	7.5

Income tax expense	2.2	3.6	3.0

Income before cumulative effect of a change in accounting principle	3.1	5.1	4.5

Cumulative effect of a change in accounting principle	-	-	0.2

Net income	3.1%	5.1%	4.7%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores,
•	Vehicle leasing revenue generated from leasing vehicles to franchisees,
•	Fees and services revenue generated from continuing franchise fees and providing services to franchisees, and
•	Other revenue generated from miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs,
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

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Operating Results

The Company had income before income taxes of $88.4 million for 2006 as compared to $130.5 million in 2005.

Revenues

			$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,538.7	$1,380.2	$158.5	11.5%
Vehicle leasing	56.8	63.5	(6.7)	(10.5%)
Fees and services	46.8	49.4	(2.6)	(5.3%)
Other	18.4	14.5	3.9	27.2%

Total revenues	$1,660.7	$1,507.6	$153.1	10.2%

Vehicle rental metrics:
Number of rental days (including franchise acquisitions)	36,642,026	34,909,560	1,732,466	5.0%
Number of rental days (excluding franchise acquisitions)	35,280,054	34,909,560	370,494	1.1%
Average revenue per day	$41.99	$39.54	$2.45	6.2%

Vehicle leasing metrics:
Average number of vehicles leased	9,886	12,269	(2,383)	(19.4%)
Average monthly lease revenue per unit	$479	$431	$48	11.1%

Vehicle rental revenue increased 11.5% due to a 6.2% increase in revenue per day totaling $90.0 million coupled with a 5.0% increase in rental days totaling $68.5 million. Rental days grew by 3.9% due to 2005 franchisee acquisitions, 2006 franchisee acquisitions and greenfield locations that had not yet annualized, and by 1.1% from same store growth.

Vehicle leasing revenue decreased 10.5%, due to a 19.4% decrease in the average lease fleet totaling $12.3 million, partially offset by an 11.1% increase in the average lease rate totaling $5.6 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations, and the lease rates increased as a result of higher vehicle depreciation and financing costs.

Fees and services revenue decreased 5.3% primarily due to lower revenues from franchisees resulting from the shift of several locations from franchised operations to corporate operations.

Other revenue increased $3.9 million primarily due to an increase in parking revenue of $2.6 million and an increase of $2.1 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue related to the market value of investments is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

			$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$827.4	$787.7	$39.7	5.0%
Vehicle depreciation and lease charges, net	380.0	294.8	85.2	28.9%
Selling, general and administrative	259.5	236.0	23.5	9.9%
Interest expense, net of interest income	96.0	88.2	7.8	8.8%

Total expenses	$1,562.9	$1,406.7	$156.2	11.1%

(Increase) decrease in fair value of derivatives	$9.4	$(29.7)	$(39.1)	(131.5%)

Direct vehicle and operating expense increased $39.7 million, primarily due to higher fleet and transaction levels and to cost increases. As a percent of revenue, direct vehicle and operating expenses were 49.8% in 2006, compared to 52.3% in 2005.

The increase in direct vehicle and operating expense in 2006 primarily resulted from the following:

➢

Personnel related expenses increased $19.8 million. Salary expenses increased approximately $11.8 million due to higher compensation costs per employee and $10.8 million due to an increase in the number of employees, partially offset by a reduction of $3.1 million related to costs of group health insurance.

➢	Airport concession expenses increased $13.3 million, which are paid to airports and are primarily based on a percentage of revenue generated from the airport facility.

➢	Commission expenses increased $13.2 million, which are primarily based on increased revenue and relate to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Vehicle related costs decreased $12.5 million. This decrease resulted primarily from a decrease in vehicle insurance expense of $18.0 million related to lower accrual rates in 2006 resulting from the change in vicarious liability laws and to favorable adjustments to insurance reserves. The favorable adjustments to insurance reserves resulted from favorable developments in claims history. In addition to the decrease in vehicle insurance expense, expenses related to vehicle damage decreased $4.3 million. These decreases in expenses were partially offset by an increase in gasoline expense of $10.4 million, which is generally recovered in revenue from customers.

Net vehicle depreciation and lease charges increased $85.2 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 22.9% in 2006, compared to 19.6% in 2005.

The increase in net vehicle depreciation and lease charges in 2006 resulted from the following:

➢

Vehicle depreciation expense increased $60.7 million, resulting primarily from a 13.9% increase in the average depreciation rate, coupled with a 4.1% increase in depreciable fleet. The increase in the depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles.

➢

Net vehicle gains on the disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $26.9 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Leasing charges, for vehicles leased from third parties, decreased $2.4 million due to a decrease in the average number of vehicles leased.

Selling, general and administrative expenses for 2006 increased $23.5 million, resulting from a $20.2 million increase in general and administrative expenses and a $3.3 million increase in sales and marketing expenses. As a percent of revenue, selling, general and administrative expenses were 15.6% in 2006 and 2005.

The increase in selling, general and administrative expenses in 2006 resulted from the following:

➢

Information technology related expenses increased $10.6 million due to the outsourcing of information technology services to EDS. These costs include base contract fees of $7.7 million and an increase in contract labor of $2.9 million.

➢	Transition costs relating to the outsourcing of information technology services were $6.9 million, including salary related expenses.

➢	Sales and marketing expense increased $3.3 million due primarily to increased Internet-related spending and other marketing related costs.

➢

Professional fees increased $3.2 million due to costs of $1.9 million related to a review of strategic alternatives and $1.3 million related to higher consulting costs related to review of outsourcing alternatives.

➢	Separation costs relating to the elimination of certain positions from the organizational structure were $2.4 million.

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $2.1 million, which is offset in other revenue and, therefore, did not impact net income.

➢

Personnel related expenses decreased $1.1 million due primarily to lower personnel costs of approximately $6.2 million, which was primarily related to IT employees outsourced in October 2006 and a $1.5 million reduction in group health insurance. These reductions in personnel related costs were partially offset by a $6.6 million increase in performance share expense. The increase in performance share expense included $2.2 million related to a change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006, $2.9 million for higher costs related to the 2006 performance share awards and $1.5 million to reflect current performance estimates.

Net interest expense increased $7.8 million in 2006 primarily due to higher average vehicle debt and higher interest rates, partially offset by higher interest rates on cash invested and to an increase in the rate received on interest reimbursements relating to vehicle programs. As a percent of revenue, net interest expense was 5.8% in 2006 and 2005.

The change in fair value of the Company’s interest rate swap agreements was a decrease of $9.4 million in 2006 compared to an increase of ($29.7) million in 2005 resulting in a year over year decrease of $39.1 million.

The income tax provision for 2006 was $36.7 million. The effective income tax rate was 41.5% for 2006 and 2005. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2006 or 2005, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

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

Revenues

			$ Increase/	% Increase/
	2005	2004	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,380.2	$1,255.9	$124.3	9.9%
Vehicle leasing	63.5	80.5	(17.0)	(21.1%)
Fees and services	49.4	54.2	(4.8)	(8.7%)
Other	14.5	13.3	1.2	8.6%

Total revenues	$1,507.6	$1,403.9	$103.7	7.4%

Vehicle rental metrics:
Number of rental days (including franchise acquisitions)	34,909,560	31,831,062	3,078,498	9.7%
Number of rental days (excluding franchise acquisitions)	32,392,998	31,831,062	561,936	1.8%
Average revenue per day	$39.54	$39.46	$0.08	0.2%

Vehicle leasing metrics:
Average number of vehicles leased	12,269	17,519	(5,250)	(30.0%)
Average monthly lease revenue per unit	$431	$383	$48	12.5%

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

The change in fair value of the Company’s interest rate swap agreements was an increase of ($29.7) million in 2005 compared to an increase of ($24.3) million in 2004 resulting in a year over year increase of ($5.4) million.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility and insurance bonds. Cash generated by operating activities of $461.9 million for 2006 is primarily the result of net income, adjusted for depreciation. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A portion of the secured vehicle financing is supported by 364-day term bank facilities, which are renewable annually. These 364-day term bank facilities are expected to be extended for a 90-day period in March 2007. A significant portion of the secured vehicle financing consists of asset backed notes, which have varying maturities through 2011. The Company generally issues additional notes each year to replace maturing notes and provide for growth in its fleet. The Company believes the asset backed note market continues to be a viable source of vehicle financing and expects to issue additional notes during 2007, partially to replace maturing notes of $313 million. The Company has experienced some increases during the last few years in the level of credit enhancement or additional collateral required for new asset backed notes and the Commercial Paper Program. These increased requirements have reduced liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these requirements.

Cash used in investing activities was $452.3 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $4.2 billion, and was primarily offset by $3.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2006 decreased $395.5 million from the previous year, including $412.4 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $16.9 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $35.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $45 million in 2007 as a result of increased airport facility projects and more significant upgrades in information technology equipment and systems. In addition, the Company used cash for franchisee acquisitions of $34.5 million in 2006 and will continue to pursue the acquisition of certain franchisee operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

Cash used in financing activities was $91.9 million primarily due to a net decrease in the issuance of commercial paper totaling $382.2 million, the maturity of asset backed notes totaling $295.8 million and share repurchases totaling $111.3 million, partially offset by the issuance of $600.0 million in asset backed notes in March 2006, an increase of $50.0 million under the asset backed Variable Funding Note Purchase Facility (the “Conduit Facility”), and an increase of $47.4 million in other existing bank vehicle lines of credit.

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

The Acts have minimized the payment of most cash income taxes and have allowed the Company to carry back benefits to obtain refunds of taxes paid in prior years. The Acts improve the Company’s liquidity position by increasing cash and cash equivalents due to significantly reduced cash required for tax payments and from refunds of taxes paid in prior years. The Like-Kind Exchange Program has extended the period in which the Company expects to pay reduced cash income taxes beyond when the bonus depreciation provision included in the Acts expired. The Like-Kind Exchange Program has significantly increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At December 31, 2006, restricted cash and investments totaled $389.8 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under the asset backed note program, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program. The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Share Repurchase Program

On February 9, 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program, which will extend through December 31, 2008, to replace the existing $100 million program of which $44.7 million had been used to repurchase shares. In 2006, the Company repurchased 2,558,900 shares of common stock at an average price of $43.50 per share totaling $111.3 million. Since inception of the share repurchase program through December 31, 2006, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling approximately $156.0 million, all of which were made in open market transactions. At December 31, 2006, the $300 million share repurchase program had $188.7 million of remaining authorization to be completed by December 31, 2008.

To augment its share repurchase program, the Company has used trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1”). Rule 10b5-1 trading plans allow repurchases of the Company’s common stock during black-out periods by establishing a prearranged written plan to buy a specified number of shares of the Company’s common stock over a set period of time. The Company expects to continue to use such plans from time to time to repurchase its shares.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset backed notes, commercial paper and short-term borrowings outstanding for vehicle purchases, airport concession fee and operating lease commitments related to airport and other facilities, technology contracts, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles, the renewal of its 364-day bank facilities and continuation of asset backed note issuances as existing notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2006:

	Payments due or commitment expiration by period (in thousands)
	2007	2008-2009	2010-2011	Beyond 2011	Total

Contractual cash obligations:
Asset backed notes (1)	$386,634	$606,751	$1,043,002	$-	$2,036,387
Commercial paper outstanding (1)	189,902	-	-	-	189,902
Other short-term borrowings (1)	798,248	-	-	-	798,248

Subtotal - Vehicle debt and obligations	1,374,784	606,751	1,043,002	-	3,024,537

Operating lease commitments	42,983	52,937	28,172	89,580	213,672
Airport concession fee commitments	70,260	91,855	58,290	104,617	325,022
Vehicle purchase commitments	2,459,346	-	-	-	2,459,346
Other commitments	42,196	71,694	56,057	-	169,947

Total contractual cash obligations	$3,989,569	$823,237	$1,185,521	$194,197	$6,192,524

Other commercial commitments:
Letters of credit	$126,081	$41,477	$-	$-	$167,558

(1) Further discussion of asset backed notes, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts include both principal and interest payments. Amounts exclude related discounts, where applicable.

Asset Backed Notes

The asset backed note program is comprised of $1.81 billion in asset backed notes with maturities ranging from 2007 to 2011. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 3.64% to 5.27% including certain floating rate notes swapped to fixed rates. Proceeds from the asset backed notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $359.6 million at December 31, 2006.

On March 28, 2006, RCFC issued $600 million of five-year asset backed notes (the “2006 Series Notes”) to replace maturing asset backed notes and provide for growth in the Company’s fleet. The 2006 Series Notes consist of $600 million floating rate notes at LIBOR plus 0.18%. In conjunction with the issuance of the 2006 Series Notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.27% interest rate.

Conduit Facility

On March 28, 2006, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $425 million. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually. In March 2007, the Conduit Facility is expected to be extended for a 90-day period at existing levels.

Commercial Paper Program and Liquidity Facility

At December 31, 2006, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $649 million supported by a $560 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2006, the Company had $179.0 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually. The Commercial Paper Program peaked in size on March 28, 2006 when it reached $636.2 million.

In March 2007, the Commercial Paper Program is expected to be extended for a 90-day period at existing levels, backed by an extension of the Liquidity Facility.

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND$300 million funded through a bank commercial paper conduit which expires May 31, 2010. At December 31, 2006, DTG Canada had approximately CND$124.9 million (US$107.1 million) funded under this program.

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at December 31, 2006, an increase of $14.3 million from December 31, 2005. This increase is due to an increase in bank lines of credit, partially offset by a decrease in vehicle manufacturer lines of credit. Borrowings of $220.7 million were outstanding under these lines at December 31, 2006. These lines of credit are secured by the vehicles financed under these facilities and are primarily renewable annually. The Company expects to continue using these sources of vehicle financing in 2007 and future years.

Revolving Credit Facility

The Company has a $300 million senior secured, revolving credit facility (the “Revolving Credit Facility”) that expires on April 1, 2009. The Revolving Credit Facility is used to provide working capital borrowings and letters of credit. The availability of funds under the Revolving Credit Facility is subject to the Company’s continued compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. The Revolving Credit Facility permits letter of credit usage of up to $300 million and working capital borrowings of up to $100 million. At December 31, 2006, the Company had letters of credit outstanding under the Revolving Credit Facility of approximately $156.6 million and no working capital borrowings. The Company uses letters of credit to support insurance programs, asset backed vehicle financing programs and airport concession and lease agreements. As of December 31, 2006, the Company was in compliance with all covenants.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2006, the Company’s total consolidated debt and other obligations were approximately $2.7 billion, all of which was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments of approximately $1.2 billion in 2007, $500 million in 2008, $500 million in 2010 and $500 million in 2011.

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

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2006, various insurance companies had $37.2 million in surety bonds and various banks had $72.5 million in letters of credit to secure these obligations. At December 31, 2006, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2007, approximately 40% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

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

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations. The more significant items include:

Vehicle insurance reserves – The Company does self-insure or retain a portion of the exposure for losses related to bodily injury and property damage liability claims along with the risk retained for the supplemental liability insurance program. The obligation for Vehicle Insurance Reserves represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level. The Company records expense related to Vehicle Insurance Reserves on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs. Management monitors the adequacy of the liability and monthly accrual rates based on actuarial analysis of the development of the claim reserves, the accident claim history and rental volume. Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible. However, the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

Vehicle depreciation expense – The Company generally purchases 65% to 80% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 20% to 35% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition as well as the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months and the Company has generally experienced gains on disposal. Many factors affect the market value of used cars including increasing use of incentives by automobile manufacturers for new vehicles, limited or excess supply of used vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A one percent change in the expected residual value of Non-Program Vehicles sold during 2006 would have impacted vehicle depreciation expense, net by $8.8 million.

Income taxes – The Company estimates its consolidated effective state income tax rate using a process that estimates state income taxes by entity and by tax jurisdiction. Changes in the Company’s operations in these tax jurisdictions may have a material impact on the Company’s effective state income tax rate and deferred state income tax assets and liabilities. Additionally, the Company records deferred income tax assets and liabilities based on the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates that management believes will be applicable to future years for these differences. Changes in tax laws and rates in future periods may materially affect the amount of recorded deferred tax assets and liabilities. The Company also utilizes a like-kind exchange program to defer tax basis gains on disposal of eligible revenue-earning vehicles. This program requires the Company to make material estimates related to future fleet activity. The Company’s income tax returns are periodically examined by various tax authorities who may challenge the Company’s tax positions. While the Company believes its tax positions are more likely than not supportable by tax rulings, interpretations, precedents or administrative practices, there may be instances in which the Company may not succeed in defending a position being examined. Resulting adjustments could have a material impact on the Company’s financial position or results of operations.

Share-based payment plans – The Company has share-based compensation plans under which the Company grants performance shares, non-qualified option rights and restricted stock to key employees and non-employee directors. The Company’s performance share awards contain both a performance condition and a market condition. As discussed more fully in Note 13 to the Notes to Consolidated Financial Statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. Under SFAS No. 123(R), the Company uses the closing market price of the Company’s common shares on the date of grant to estimate the fair value of the nonvested stock awards and performance based performance shares, and uses a lattice-based option valuation model to estimate the fair value of market based performance shares. The lattice-based option valuation model requires the input of somewhat subjective assumptions, including expected stock price volatility, term, risk-free interest rate and dividend yield. The Company relies on observations of historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party, to determine expected volatility. In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant. The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant. The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the Company’s achievement of the performance and market conditions. Estimates of achievement of market conditions are incorporated into the determination of the performance shares’ fair value at the beginning of the performance period. At the end of each reporting period, the Company must estimate whether the performance conditions will be achieved in order to determine the value of the performance shares awarded. In making this determination, the Company has observed actual past performance of the Company.

New Accounting Standards

For a discussion on new accounting standards refer to Note 2 of the Notes to Consolidated Financial Statements.

Outlook for 2007

The Company is optimistic about the travel environment in 2007. Rental rates, which are highly competitive within the rental car industry, increased significantly in 2006 and the Company expects continued growth in rental rates into 2007 due to efforts by the industry to offset increased fleet costs. The Company is continuing to pursue franchise acquisitions to facilitate growth.

Vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry; however, the Company believes it has and will have adequate fleet to meet its forecasted growth in the upcoming year. Vehicle manufacturers have also significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2007 model year. To offset a portion of the vehicle cost increases, the Company plans to operate a larger proportion of Non-Program Vehicles, which will increase its exposure to fluctuations in the used car market.

The Company also expects higher costs relating to commissions to continue in 2007, due to volume increases on the third party Internet reservation channels and will increase its marketing initiatives and will invest in IT systems and infrastructure to facilitate additional growth. Additionally, other costs, such as interest costs due to higher interest rates, may continue to rise. These higher costs, including vehicle depreciation, will negatively impact the Company’s profits unless they can be fully passed on to customers through higher rental rates and by the Company achieving other cost reductions. The Company has implemented several cost savings initiatives to reduce certain operating and administrative costs in 2007.

In August 2006, the Company entered into an MSA with EDS. This MSA is a five-year, $150 million agreement, commencing on October 1, 2006, wherein EDS will provide a range of IT services to the Company, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. The MSA will provide significant cost reductions to the Company over its term at current levels of IT development and support. The Company continues to incur transition costs in 2007; however, it expects this arrangement to provide ongoing cost savings in 2008 and beyond.

In February 2007, the Company announced it has signed an agreement to outsource a portion of its reservation call center transactions to PRC, a global leader in the operation of outsourced call centers, during the second quarter of 2007. This outsourcing arrangement is expected to provide cost savings in the future, but is expected to reduce earnings slightly in 2007 due to transition and ramp up costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is changing interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (see Note 11 of Notes to Consolidated Financial Statements). All items described are non-trading and are stated in U.S. dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counter parties.

Expected Maturity Dates as of December 31, 2006	2007	2008	2009	2010	2011	Total	Fair Value December 31, 2006

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$1,138,491	$500,000	$-	$390,000	$500,000	$2,528,491	$2,527,154

Weighted average interest rates	6.02%	5.34%	-	5.26%	5.39%

Vehicle debt and obligations - fixed rates	$-	$-	$-	$110,000	$-	$110,000	$107,794

Weighted average interest rates	-	-	-	4.59%	-

Vehicle debt and obligations - Canadian dollar denominated	$107,130	$-	$-	$-	$-	$107,130	$107,130

Weighted average interest rates	4.63%	-	-	-	-

Interest Rate Swaps:

Variable to Fixed	$312,500	$500,000	$-	$390,000	$500,000	$1,702,500	$1,690,960
Average pay rate	3.64%	4.20%	-	4.89%	5.27%
Average receive rate	5.25%	4.87%	-	4.89%	4.98%

(1)  Floating rate vehicle debt and obligations include the $313 million Series 2003 Notes, the $500 million Series 2004 Notes, $290 million relating to the
Series 2005 Notes and the $600 million Series 2006 Notes swapped from floating interest rates to fixed interest rates.

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

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to effectively fixed interest rates) at December 31, 2006, a 50 basis point fluctuation in short-term interest rates would have an approximate $5 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006, and changed its method of accounting for variable interest entities effective March 31, 2004, due to adopting Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 16, 2007

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands Except Per Share Data)

	2006	2005	2004
REVENUES:
Vehicle rentals	$1,538,673	$1,380,172	$1,255,890
Vehicle leasing	56,798	63,465	80,456
Fees and services	46,806	49,450	54,176
Other	18,400	14,467	13,325

Total revenues	1,660,677	1,507,554	1,403,847

COSTS AND EXPENSES:
Direct vehicle and operating	827,440	787,714	692,803
Vehicle depreciation and lease charges, net	380,005	294,757	316,199
Selling, general and administrative	259,474	236,055	223,109
Interest expense, net of interest income of $29,387, $18,388 and $6,929	95,974	88,208	90,868

Total costs and expenses	1,562,893	1,406,734	1,322,979

(Increase) decrease in fair value of derivatives	9,363	(29,725)	(24,265)

INCOME BEFORE INCOME TAXES	88,421	130,545	105,133

INCOME TAX EXPENSE	36,729	54,190	42,390

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	51,692	76,355	62,743

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	-	-	3,730

NET INCOME	$51,692	$76,355	$66,473

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.14	$3.04	$2.51
Cumulative effect of a change in accounting principle	-	-	0.15

Net income	$2.14	$3.04	$2.66

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$2.04	$2.89	$2.39
Cumulative effect of a change in accounting principle	-	-	0.14

Net income	$2.04	$2.89	$2.53

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(In Thousands Except Share and Per Share Data)

	2006	2005
ASSETS
Cash and cash equivalents	$191,981	$274,299
Restricted cash and investments	389,794	785,290
Receivables, net	242,349	218,552
Prepaid expenses and other assets	98,020	89,299
Revenue-earning vehicles, net	2,623,719	2,202,890
Property and equipment, net	116,787	108,062
Income taxes receivable	2,585	-
Intangible assets, net	66,160	28,270
Goodwill	280,103	280,122

	$4,011,498	$3,986,784

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$65,251	$76,616
Accrued liabilities	183,887	150,024
Income taxes payable	-	8,207
Deferred income tax liability	266,455	235,944
Vehicle insurance reserves	103,921	100,613
Vehicle debt and obligations	2,744,284	2,724,952

Total liabilities	3,363,798	3,296,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,594,867 and 26,921,843 issued, respectively, and 23,484,367 and 25,370,243 outstanding, respectively	275	269
Additional capital	791,452	774,390
Retained earnings(accumulated deficit)	7,782	(43,910)
Accumulated other comprehensive income	4,217	4,397
Treasury stock, at cost (4,110,500 and 1,551,600 shares, respectively)	(156,026)	(44,718)

Total stockholders’ equity	647,700	690,428

	$4,011,498	$3,986,784

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2004	25,196,941	$252	$729,306	$(186,738)	$838	(236,000)	$(5,809)	$537,849
Issuance of common shares for director compensation	1,596	-	43	-	-	-	-	43
Issuance of common shares for 401(k) company match	40,657	1	1,070	-	-	-	-	1,071
Stock option transactions, including tax benefit	619,089	6	13,531	-	-	-	-	13,537
Purchase of common stock for the treasury	-	-	-	-	-	(634,300)	(16,397)	(16,397)
Performance share incentive plan	-	-	3,705	-	-	-	-	3,705
Issuance of common stock in settlement of vested performance shares	48,247	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	606	-	-	-	-	606
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	66,473	-	-	-	66,473
Foreign currency translation	-	-	-	-	1,856	-	-	1,856

Total comprehensive income	-	-	-	66,473	1,856	-	-	68,329

BALANCE, DECEMBER 31, 2004	25,910,030	259	748,261	(120,265)	2,694	(870,300)	(22,206)	608,743
Issuance of common shares for director compensation	1,214	-	42	-	-	-	-	42
Stock option transactions, including tax benefit	978,831	10	21,544	-	-	-	-	21,554
Purchase of common stock for the treasury	-	-	-	-	-	(681,300)	(22,512)	(22,512)
Performance share incentive plan	-	-	3,699	-	-	-	-	3,699
Issuance of common stock in settlement of vested performance shares	28,268	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	844	-	-	-	-	844
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	76,355	-	-	-	76,355
Foreign currency translation	-	-	-	-	1,703	-	-	1,703

Total comprehensive income	-	-	-	76,355	1,703	-	-	78,058

BALANCE, DECEMBER 31, 2005	26,921,843	269	774,390	(43,910)	4,397	(1,551,600)	(44,718)	690,428

Issuance of common shares for director compensation	1,716	-	78	-	-	-	-	78
Stock option transactions	426,442	4	7,395	-	-	-	-	7,399
Purchase of common stock for the treasury	-	-	-	-	-	(2,558,900)	(111,308)	(111,308)
Performance share incentive plan	-	-	8,541	-	-	-	-	8,541
Issuance of common stock in settlement of vested performance shares	237,866	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,048	-	-	-	-	1,048
Issuance of common shares	7,000	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	51,692	-	-	-	51,692
Foreign currency translation	-	-	-	-	(180)	-	-	(180)

Total comprehensive income	-	-	-	51,692	(180)	-	-	51,512

BALANCE, DECEMBER 31, 2006	27,594,867	$275	$791,452	$7,782	$4,217	(4,110,500)	$(156,026)	$647,700

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,692	$76,355	$66,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	387,350	326,632	322,265
Non-vehicle depreciation	20,343	20,709	18,021
Net gains from disposition of revenue-earning vehicles	(14,491)	(41,431)	(22,987)
Amortization	6,410	6,088	5,547
Interest income earned on restricted cash and investments	(16,896)	(11,045)	(4,333)
Performance share incentive and restricted stock plan	11,130	4,543	4,311
Net losses from sale of property and equipment	63	51	246
Provision for losses on receivables	415	4,334	2,596
Deferred income taxes	30,693	42,940	43,961
(Increase) decrease in fair value of derivatives	9,363	(29,725)	(24,265)
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(10,792)	11,964	(3,757)
Receivables	(29,927)	(11,522)	(23,139)
Prepaid expenses and other assets	6,546	6,068	(11,971)
Accounts payable	(8,930)	8,320	14,594
Accrued liabilities	15,956	12,880	11,599
Vehicle insurance reserves	3,308	12,437	31,882
Other	(342)	1,422	1,041

Net cash provided by operating activities	461,891	441,020	432,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(4,182,123)	(3,919,650)	(3,527,250)
Proceeds from sales	3,387,672	3,687,368	3,095,907
Net change in restricted cash and investments	412,392	(319,030)	85,665
Property, equipment and software:
Purchases	(35,814)	(31,766)	(31,079)
Proceeds from sales	32	3,282	34
Acquisition of businesses, net of cash acquired	(34,475)	(5,224)	(77,789)

Net cash used in investing activities	(452,316)	(585,020)	(454,512)

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	6,619,828	5,450,924	4,626,613
Payments	(6,600,505)	(5,226,403)	(4,577,878)
Issuance of common shares	7,479	17,016	11,742
Purchase of common stock for the treasury	(111,308)	(22,512)	(16,397)
Financing issue costs	(7,387)	(5,179)	(9,205)

Net cash provided by (used in) financing activities	(91,893)	213,846	34,875

CHANGE IN CASH AND CASH EQUIVALENTS	(82,318)	69,846	12,447

CASH AND CASH EQUIVALENTS:
Beginning of year	274,299	204,453	192,006

End of year	$191,981	$274,299	$204,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to (from) taxing authorities	$15,246	$(751)	$2,186

Interest	$118,886	$99,450	$91,735

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$78	$42	$43

Receivables from capital lease of vehicles to franchisees	$917	$1,106	$11,735

Purchases of property, equipment and software included in accounts payable	$2,752	$5,187	$-

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The Company operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Management makes business and operating decisions on an overall company basis. Financial results are no longer available by brand.

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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle disposals. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $16,896,000, $11,045,000 and $4,333,000, for 2006, 2005 and 2004, respectively, and remains in restricted cash and investments.

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

Revenue-Earning Vehicles – Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 65% to 80% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 20% to 35% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). Also, the Company may convert vehicles originally acquired as Program Vehicles to Non-Program Vehicles on an opportunistic basis to lower vehicle depreciation costs. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average holding term for vehicles is seven to nine months.

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

Intangible Assets – Software and other intangible assets are recorded at cost and amortized using the straight-line method primarily over five years. The remaining useful life of all intangible assets is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

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

Accounts Payable – Book overdrafts of $21,491,000 and $26,935,000 are included in accounts payable at December 31, 2006 and 2005, respectively.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Beginning in 2001 and continuing through 2006, the Company entered into interest rate swap agreements. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, the changes in the interest rate swap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income (Note 11).

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2006. Because of less predictability, self-insured reserves for SLI are not discounted.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income.

Income Statement Presentation – The Company has not separately disclosed the costs and expenses related to its company-owned and franchised operations that correspond with the Company’s revenue-generating activities such as vehicle rental and vehicle leasing reflected in the Consolidated Statements of Income since certain of such costs and expenses have not been separately identified in the Company’s financial systems, and it is not practicable to separate or disclose them in a reasonable and consistent manner.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $37,584,000, $35,269,000 and $36,664,000, for 2006, 2005 and 2004, respectively.

Thrifty’s primary advertising is conducted by a historically unconsolidated affiliated entity, Thrifty National Ad. The Company began consolidating the operations of Thrifty National Ad effective April 1, 2004, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) (See “Variable Interest Entity”). Thrifty made payments of $2,162,000 in the first quarter of 2004 to Thrifty National Ad to support funding of advertising campaigns, which are included in advertising costs. Thrifty also received reimbursement from Thrifty National Ad for administrative services such as information technology and accounting services, totaling $733,000 in the first quarter of 2004 which are recorded as offsets to selling, general and administrative expense. The scope and related charges for these services are negotiated on an annual basis between the Company’s management and designated franchisee members of Thrifty National Ad.

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

Income Taxes – U.S. operating results are included in the Company’s consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets related to DTG Canada losses since management has not determined it is more likely than not that such assets will be realized.

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

Stock-Based Compensation – The Company previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” ("SFAS No. 123") changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, and elected the prospective treatment option, which requires recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” ("SFAS No. 148"), an amendment of SFAS No. 123. The Company did not issue stock options in 2006, 2005 or 2004.

At the end of 2004, all stock options became fully vested. Therefore, the disclosure of the pro forma results as if the fair value-based methods of SFAS No. 123 had been applied is not presented for the year ended December 31, 2006 and 2005. All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 for the 2006, 2005 and 2004 periods.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006 (See "New Accounting Standards").

The following table provides pro forma results as if the fair value-based method had been applied to all outstanding and unvested awards, including stock options and performance share and restricted stock awards, in the 2004 period presented (in thousands, except per share data):

December 31,

2004

Net income, as reported	$66,473

Add: compensation expense related to performance share and restricted stock awards included in reported net income, net of related tax effects	2,509

Deduct: compensation expense related to stock options granted prior to January 1, 2003 and performance share and restricted stock awards determined under fair value-based method for all awards, net of related tax effects	(2,755)

Pro forma net income	$66,227

Earnings per share:
Basic, as reported	$2.66

Basic, pro forma	$2.65

Diluted, as reported	$2.53

Diluted, pro forma	$2.53

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

New Accounting Standards – As discussed in Note 13, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No.123(R)”), which eliminates the intrinsic value measurement method of accounting in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires measuring the cost of the employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model that is consistent with the terms of the award or a market observed price, if such a price exists. Such costs must be recognized over the period during which an employee is required to provide service in exchange for the award. The standard also requires estimating the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) beginning January 1, 2003 changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation and electing the prospective treatment option, which required recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of SFAS No. 123. Thus, the adoption of SFAS 123(R) did not have a material effect on the consolidated financial statements of the Company.

Under SFAS No. 123, the Company used the closing market price of the Company’s common shares on the date of grant to estimate the fair value of restricted stock and performance shares. No options were granted after January 1, 2003; however, the Company utilized the Black-Scholes option valuation model to estimate the fair value of the options at the date of grant for purposes of pro forma disclosures. As discussed more fully in Note 13, upon adoption of SFAS No. 123(R), the Company continued to utilize the closing market price of the Company’s common shares on the date of grant to estimate the fair value of restricted stock and the performance based portion of performance share awards. The Company began to utilize a lattice-based option valuation model to estimate the fair value of the market condition based portion of performance share awards, as management believes this model is more flexible than the Black-Scholes model, as it allows for more estimated inputs that can be varied throughout the term of the award.

At December 31, 2006, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $9,100,000, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP No. 123(R)-3”). As discussed in Note 13, the Company adopted the alternative transition method provided in FSP No. 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R) effective January 1, 2006. The alternative transition method allows the use of a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 as required on January 1, 2007 and is currently evaluating the impact, if any, FIN No. 48 will have on its consolidated financial position or results of operations. Management does not believe the adoption of FIN No. 48 will have a material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). This statement requires an entity to recognize on its balance sheet an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and obligations as of the end of the employer’s fiscal year, recognize changes in the funded status of a plan in comprehensive income in the year in which the changes occur and expands the disclosure requirements associated with defined benefit postretirement plans. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, except for the provision that a plan’s assets and obligations be measured as of the end of the employer’s fiscal year, which is effective for fiscal years ending after December 15, 2008. SFAS No. 158 will have no impact on the Company’s consolidated financial position or results of operations as the Company does not have defined benefit pension or other postretirement plans.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 as of December 31, 2006, as required. Adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company plans to adopt the provisions of SFAS No. 159 as required on January 1, 2008 and is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position and results of operations.

3.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2006	2005	2004
	(In Thousands, Except Share and Per Share Data)
Income before cumulative effect of a change in accounting principle	$51,692	$76,355	$62,743

Basic EPS:
Weighted average common shares	24,195,933	25,120,617	24,947,791

Basic EPS	$2.14	$3.04	$2.51

Diluted EPS:
Weighted average common shares	24,195,933	25,120,617	24,947,791

Shares contingently issuable:
Stock options	264,098	351,260	432,985
Performance awards	419,313	613,616	561,641
Shares held for compensation plans	270,085	181,747	175,888
Director compensation shares deferred	169,370	138,230	104,480

Shares applicable to diluted	25,318,799	26,405,470	26,222,785

Diluted EPS	$2.04	$2.89	$2.39

At December 31, 2006, 2005 and 2004, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.

4.	ACQUISITIONS

In 2006, the Company acquired certain assets and assumed certain liabilities relating to 35 locations from former franchisees in Little Rock, Arkansas; Providence, Rhode Island; Cincinnati, Columbus and Dayton, Ohio; Milwaukee and Madison, Wisconsin; Pensacola, Florida; Phoenix, Arizona; Reno, Nevada; El Paso and San Antonio, Texas for the Thrifty brand and in Nashville, Tennessee; Oklahoma City and Tulsa, Oklahoma; Minneapolis, Minnesota; Madison, Wisconsin; and El Paso, Texas for the Dollar brand. During 2005, the Company acquired certain assets and assumed certain liabilities relating to 12 locations from former franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida; San Jose, California; Baton Rouge and New Orleans, Louisiana and Albuquerque and Santa Fe, New Mexico for the Thrifty brand. During 2004, the Company acquired certain assets and assumed certain liabilities relating to 24 locations from former franchisees in Aspen, Colorado; Greensboro and Raleigh-Durham, North Carolina; Ft. Myers, Orlando and Tampa, Florida; Chicago, Illinois; Corpus Christi, Texas; Los Angeles, San Diego, and Orange County, California and Boise, Idaho for the Thrifty brand and in Aspen, Colorado; Boise, Idaho; and Vancouver, British Columbia, Canada, for the Dollar brand. Total cash paid, net of cash acquired, for these acquisitions was $34,475,000, $5,224,000 and $77,789,000 in 2006, 2005 and 2004, respectively.

Beginning January 1, 2005, the Company adopted the provisions of EITF No. 04-1. EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. At December 31, 2006, the Company had recognized an unamortized intangible asset for reacquired franchise rights totaling $37,636,000 (Note 8).

The Company did not recognize any goodwill related to the acquisition transactions during 2006 or 2005. The goodwill recognized in the acquisition transactions completed during 2004 totaled $75,549,000. Reacquired franchise rights and goodwill are both deductible for tax purposes. The Company may have an adjustment or subsequent settlement to the purchase price of an acquisition affecting the recorded amount of goodwill or reacquired franchise rights and the allocation of the purchase price. Historically, these purchase price adjustments have not been material. Each of the acquisitions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the consolidated statements of income of the Company. Acquisitions made in each year are not material individually or collectively to amounts presented for each of the years ended December 31, 2006, 2005 and 2004.

5.	RECEIVABLES

Receivables consist of the following:

	December 31,

	2006	2005
	(In Thousands)

Trade accounts receivable	$114,492	$109,596
Due from DaimlerChrysler	95,223	83,774
Car sales receivable	19,384	22,255
Fair value of interest rate swap	14,271	20,903
Other vehicle manufacturer receivables	7,781	1,182
Notes receivable	1,159	1,448

	252,310	239,158
Less allowance for doubtful accounts	(9,961)	(20,606)

	$242,349	$218,552

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

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program and Non-Program Vehicles.

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 11).

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days.

6.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2006	2005
	(In Thousands)

Revenue-earning vehicles	$2,834,060	$2,354,426
Less accumulated depreciation	(210,341)	(151,536)

	$2,623,719	$2,202,890

Dollar and Thrifty entered into U.S. vehicle supply agreements (the “VSA”) with DaimlerChrysler, which commenced with the 1997 model year and have been extended or renewed as applicable to cover all model years since inception in 1997. The VSA provides that the Company will purchase at least 75% of its vehicles from DaimlerChrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program. In September 2006, the VSA was amended to enable the Company to acquire vehicles through the 2011 model year. Under the terms of the VSA, Dollar and Thrifty will advertise and promote DaimlerChrysler products exclusively, and the Company will receive promotional payments from DaimlerChrysler for each model year. Purchases of revenue–earning vehicles from DaimlerChrysler were $3,714,080,000, $3,454,082,000 and $3,008,813,000 during 2006, 2005 and 2004, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from DaimlerChrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to vehicle depreciation expense in the consolidated statements of income. Promotional payments received under the VSA are recognized as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from DaimlerChrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $784,595,000, $842,071,000 and $848,518,000 in 2006, 2005 and 2004, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of DaimlerChrysler were $172,191,000, $154,029,000 and $138,069,000 in 2006, 2005 and 2004, respectively, and are included in Due from DaimlerChrysler within Receivables, net on the consolidated balance sheet.

Additionally, the Company acquires both Program and Non-Program Vehicles from other manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $7,146,000, $9,556,000 and $16,921,000 for 2006, 2005 and 2004, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next five years for vehicles under operating leases with terms greater than one year total $3,754,000 and are payable as $2,591,000 in 2007, $966,000 in 2008, $197,000 in 2009, and no amounts due in 2010 or 2011.

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2006	2005
	(In Thousands)
Land	$13,028	$12,814
Buildings and improvements	20,078	18,929
Furniture and equipment	87,407	80,428
Leasehold improvements	114,899	101,523
Construction in progress	12,620	10,459

	248,032	224,153
Less accumulated depreciation and amortization	(131,245)	(116,091)

	$116,787	$108,062

8.	INTANGIBLE ASSETS

	December 31,

	2006	2005
	(In Thousands)
Amortized intangible assets
Software and other intangible assets	$65,521	$55,305
Less accumulated amortization	(36,997)	(30,577)

	28,524	24,728

Unamortized intangible assets
Reacquired franchise rights	37,636	3,542

Total intangible assets	$66,160	$28,270

As discussed in Note 4, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the years ended December 31, 2006 and 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2006, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated.

Intangible assets with finite useful lives are amortized over their respective useful lives. The aggregate amortization expense recognized for the software and other intangible assets subject to amortization was $6,410,000, $6,088,000 and $5,547,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2006 for each of the next five years is as follows: $6,800,000, $7,100,000, $5,900,000, $4,300,000 and $3,200,000.

9.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2006, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows:

	December 31,

	2006	2005
	(In Thousands)
Beginning balance	$280,122	$279,907

Effect of change in rates used for foreign currency translation	(19)	215

Ending balance	$280,103	$280,122

As referenced in Note 8, the Company adopted EITF No. 04-1 on January 1, 2005 which impacts the way in which the Company accounts for business combination transactions through establishing a separately identifiable intangible asset, other than goodwill, for reacquired franchise rights.

10.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2006	2005

Asset-backed notes:
2006 Series notes	$600,000	$-
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	312,500	375,000
2001 Series notes	-	233,333

	1,812,500	1,508,333
Discounts on asset backed notes	(32)	(41)

Asset-backed notes, net of discount	1,812,468	1,508,292
Conduit Facility	425,000	375,000
Commercial paper, net of discount of $1,305 and $2,554	178,951	561,155
Other vehicle debt	220,735	166,183
Limited partner interest in limited partnership	107,130	114,322

Total vehicle debt and obligations	$2,744,284	$2,724,952

Asset Backed Notes are comprised of rental car asset backed notes issued by RCFC in March 2006 (the “2006 Series notes”), April 2005 (the “2005 Series notes”), May 2004 (the “2004 Series notes”), March 2003 (the “2003 Series notes”) and March 2001 (the “2001 Series notes”).

The 2006 Series notes are floating rate notes that were converted to a fixed rate of 5.27% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2005 Series notes are comprised of $110 million 4.59% fixed rate notes and $290 million of floating rate notes. In conjunction with the issuance of the 2005 Series notes, the Company also entered into interest rate swap agreements (Note 11) to convert $190 million of the floating rate debt to fixed rate debt at a 4.58% interest rate. Additionally, in December 2006, the Company entered into an interest rate swap agreement to convert the remaining $100 million of the floating rate debt to fixed rate debt at a 5.09% interest rate.

The 2004 Series notes are floating rate notes that were converted to a fixed rate of 4.20% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2003 Series notes are floating rate notes that were converted to a fixed rate of 3.64% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes.

The 2001 Series notes were floating rate notes that were converted to a fixed rate of 6.04% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes. During 2006, the 2001 Series notes were paid in full.

The assets of RCFC, including revenue-earning vehicles related to the asset backed notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles are available to satisfy the claims of its creditors. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The asset backed notes mature from 2007 through 2011 and are generally subject to repurchase on any payment date subject to a prepayment penalty.

Conduit Facility – On March 28, 2006, the asset backed Variable Funding Note Purchase Facility (the “Conduit”) was renewed for another 364-day period at a capacity of $425,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market–based commercial paper rates (5.72% and 4.65% at December 31, 2006 and 2005, respectively). The Company had $425,000,000 and $375,000,000 outstanding under the Conduit at December 31, 2006 and 2005, respectively.

Commercial Paper – On March 28, 2006, the commercial paper program (the “Commercial Paper Program”), representing $649,000,000 of borrowing capacity as a part of the existing asset backed note program, was renewed for another 364-day period. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $560,000,000 liquidity facility (the “Liquidity Facility”) to support the Commercial Paper Program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 5.33% to 5.38% at December 31, 2006 and 4.25% to 4.47% at December 31, 2005 and matured within 60 days of December 31, 2006.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $150,000,000 from vehicle manufacturers at December 31, 2006, and $162,000,000 in capacity from various banks at December 31, 2006. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 7.29% and 6.23% at December 31, 2006 and 2005, respectively. These lines of credit are primarily renewable annually.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles. The Partnership Agreement of the Partnership expires on May 31, 2010. The Limited Partner has committed to funding CND$300,000,000 (approximately US$257,000,000 at December 31, 2006), which is funded through issuance and sale of notes in the Canadian commercial paper market.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner. The income share of the Limited Partner, which amounted to $6,718,000, $4,219,000 and $3,018,000 for the years ended December 31, 2006, 2005 and 2004, respectively, is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants. DTG Canada was in compliance with all such covenants and requirements at December 31, 2006.

Expected repayments of vehicle debt and obligations outstanding at December 31, 2006 are as follows:

	2007	2008	2009	2010	2011
	(In Thousands)

Asset backed notes	$312,500	$500,000	$-	$500,000	$500,000
Conduit Facility	425,000	-	-	-	-
Commercial paper	180,256	-	-	-	-
Other vehicle debt	220,735	-	-	-	-
Limited partner interest	107,130	-	-	-	-

Total	$1,245,621	$500,000	$-	$500,000	$500,000

Revolving Credit Facility

The Company has a $300 million five-year, senior secured revolving credit facility (the “Revolving Credit Facility”) that expires April 1, 2009. The Revolving Credit Facility provides up to $300,000,000 for letters of credit and a sublimit of up to $100,000,000 for working capital borrowings. As of December 31, 2006, the Company is required to pay a 0.30% commitment fee on the unused available line, a 1.75% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on the prime, federal funds or Eurodollar rates and are payable quarterly. The Revolving Credit Facility is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Revolving Credit Facility contains various restrictive covenants, including maintenance of certain financial ratios consisting of fixed charge and leverage ratios and certain limitations on cash dividends and share repurchases. As of December 31, 2006, the Company is in compliance with all covenants. The Company had letters of credit of $156,566,000 and $135,805,000 and no working capital borrowings outstanding under the Revolving Credit Facility at December 31, 2006 and 2005, respectively.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its enterprise risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. In 2001, the Company began entering into interest rate swap agreements, in conjunction with each related new asset backed note issuance in 2001 through 2006, to convert variable interest rates on a total of $1.7 billion in asset backed notes to fixed interest rates. These swaps have termination dates through May 2011. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $11,540,000 at December 31, 2006, comprised of assets, included in receivables, of approximately $14,271,000 and liabilities, included in accrued liabilities, of approximately $2,731,000. At December 31, 2005, the fair market value of these swaps totaled approximately $20,903,000, which were assets, included in receivables. The Company recorded the related change in fair value of the interest rate swap agreements of $9,363,000, ($29,725,000) and ($24,265,000) in 2006, 2005, and 2004, respectively, as an (increase) decrease in fair value of derivatives in the consolidated statement of income, as these swaps do not qualify for hedge accounting treatment under SFAS No. 133.

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

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect EPS.

13.	EMPLOYEE BENEFIT PLANS INCLUDING SHARE-BASED PAYMENT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company fully matches the employee’s contribution up to 6% of the employee’s eligible compensation, subject to statutory limitations. Prior to 2006, 50% of the Company’s match was in cash and 50% was in company stock. Effective in 2006, 100% of the match is made in cash. The Company stock match was immediately available for transfer or sale at the employee’s discretion. Effective February 1, 2006, the Company no longer offers its Company stock as an investment option in the retirement savings plan for future contributions or transfers. Contributions expensed by the Company totaled $6,071,000, $5,718,000 and $4,611,000 in 2006, 2005 and 2004, respectively.

Included in accrued liabilities at December 31, 2006 and 2005 is $2,368,000 and $4,372,000, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims. The Company expensed $20,995,000, $24,943,000, and $20,502,000 for self-insured health claims incurred in 2006, 2005 and 2004, respectively.

The Company has bonus and profit sharing plans for all employees based on Company performance. Expense related to these plans was $13,584,000, $14,163,000 and $11,599,000 in 2006, 2005 and 2004, respectively.

Deferred Compensation and Retirement Plans

The Company has deferred compensation and retirement plans, which are defined contribution plans that provide key executives with the opportunity to defer compensation, including related investment income. Under the deferred compensation plan, the Company contributes up to 7% of participant cash compensation. The Company also contributes annually to the retirement plan. However, on December 2, 2004, the Company discontinued the retirement plan for any new key executives. Any such new key executives will instead receive a contribution to the deferred compensation plan of 15% of participant cash compensation.

Participants become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $40,720,000 and $32,758,000 as of December 31, 2006 and 2005, respectively. Expense related to these plans for contributions made by the Company totaled $2,384,000, $2,766,000 and $2,850,000 in 2006, 2005 and 2004, respectively.

Share-Based Payment Plans

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Under the prospective method, the Company expensed all stock-based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated statements of financial condition, results of operations or cash flows.

SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur, as was allowed under SFAS No. 123.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employee and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises and grants under the LTIP. At December 31, 2006, the Company’s common stock authorized for issuance under the LTIP was 2,081,305 shares. The Company has 527,591 shares available for future LTIP awards at December 31, 2006 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

The Company recognized compensation costs of $11,130,000, $4,543,000 and $4,311,000 during 2006, 2005 and 2004, respectively, related to LTIP awards. The total income tax benefit recognized in the income statement for share-based compensation payments was $4,220,000, $1,719,000 and $1,590,000 for 2006, 2005 and 2004, respectively.

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

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2003	2,565	$17.33	5.83	$22,096

Granted	-	-
Exercised	(619)	17.17
Canceled	(7)	13.73

Outstanding at December 31, 2004	1,939	17.39	4.84	24,844

Granted	-	-
Exercised	(979)	17.35
Canceled	(4)	15.64

Outstanding at December 31, 2005	956	17.44	4.53	17,816

Granted	-	-
Exercised	(426)	17.35
Canceled	(3)	16.66

Outstanding at December 31, 2006	527	$17.51	3.56	$14,804

Options exercisable at:
December 31, 2006	527	$17.51	3.56	$14,804
December 31, 2005	956	$17.44	4.53	$17,816
December 31, 2004	1,939	$17.39	4.84	$24,844

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $11,450,000, $15,263,000, and $5,909,000, respectively. Total cash received for non-qualified option rights exercised during 2006, 2005 and 2004 totaled $7,400,000, $16,979,000 and $10,630,000, respectively. The Company deems a tax benefit to be realized under SFAS No. 123(R) when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach). Under this approach, share-based compensation deductions are, effectively, always considered last to be realized. Due to significant net operating losses for income tax purposes, the Company did not realize any tax benefits from option exercises during 2006, 2005 or 2004.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $18.3750	166	3.94	$12.20	166	$12.20

$19.1875 - $19.375	282	3.42	19.32	282	19.32

$20.50 - $23.90	79	3.29	22.21	79	22.21

$10.50 - $23.90	527	3.56	$17.51	527	$17.51

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2006, 2005 and 2004 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares. The Company recognized compensation costs of $10,082,000, $3,699,000 and $3,705,000 in 2006, 2005 and 2004, respectively for performance shares.

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

To arrive at the assumptions used to estimate the fair value of the Company's market condition based performance shares, as noted in the table above, the Company relies on observations of historical trends, actual results and anticipated future changes. To determine expected volatility, the Company examines historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party. In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant. The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant. The expected dividend yield was estimated based on the Company's current dividend yield, and adjusted for anticipated future changes.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A. Any performance share installments not earned at the end of the requisite service period are forfeited. In June 2006, the 2003 grant of performance shares earned from January 1, 2003 through December 31, 2005, net of forfeitures, totaling approximately 273,000 shares vested, were settled through the issuance of approximately 238,000 shares of common stock totaling approximately $3,900,000, and approximately 35,000 shares were used for net settlement to offset taxes totaling approximately $500,000. On January 31, 2005 and 2004, and February 14, 2003, the entire 2002 grant of performance shares earned in 2002, net of forfeitures, totaling approximately 28,000, 49,000 and 40,000 shares vested, respectively, were settled through the issuance of common stock totaling approximately $638,000, $1,200,000 and $700,000, respectively. Substantially all of these shares were directed to the deferred compensation plan by the Company at the request and for the benefit of the employees.

The following table presents the status of the Company’s nonvested performance shares for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2004	322	$16.24

Granted	280	27.16
Vested	-	-
Forfeited	(33)	23.03

Nonvested at December 31, 2004	569	21.22

Granted	248	36.13
Vested	-	-
Forfeited	(3)	22.63

Nonvested at December 31, 2005	814	26.16

Granted	214	45.80
Vested	(273)	16.31
Forfeited	(53)	23.45

Nonvested at December 31, 2006	702	$35.67

At December 31, 2006, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $9,100,000, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during 2006, 2005 and 2004 was $10,514,000, $638,000 and $1,200,000, respectively.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. In 2006, 2005, and 2004, non-employee directors were granted 27,511, 24,500 and 24,500 restricted stock units, respectively, which vested on December 31, 2006, 2005 and 2004, respectively. The Company recognized compensation costs of $1,048,000, $844,000 and $606,000 in 2006, 2005 and 2004, respectively, for restricted stock units. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2006, 2005 and 2004, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant.

The following table presents the status of the Company’s nonvested restricted stock units for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2004	-	$-

Granted	25	24.75
Vested	(25)	24.75
Forfeited	-	-

Nonvested at December 31, 2004	-	-

Granted	25	34.45
Vested	(25)	34.45
Forfeited	-	-

Nonvested at December 31, 2005	-	-

Granted	28	38.06
Vested	(28)	38.06
Forfeited	-	-

Nonvested at December 31, 2006	-	$-

14.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In February 2006, the Company announced that its Board of Directors had authorized a new $300 million share repurchase program to replace the existing $100 million program.

In 2006, the Company repurchased 2,558,900 shares of common stock at an average price of $43.50 per share totaling $111,308,000. In 2005, the Company repurchased 681,300 shares of common stock at an average price of $33.04 per share totaling $22,512,000. Since inception of the share repurchase program, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling approximately $156,026,000, all of which were made in open market transactions. At December 31, 2006, the $300 million share repurchase program had $188,692,000 of remaining authorization to be completed by December 31, 2008.

15.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2006	2005	2004
	(In Thousands)
Current:
Federal	$3,786	$10,000	$-
State and local	179	826	(1,857)
Foreign	2,071	424	286

	6,036	11,250	(1,571)

Deferred:
Federal	27,217	35,100	36,677
State and local	3,476	7,840	7,284

	30,693	42,940	43,961

	$36,729	$54,190	$42,390

Deferred tax assets and liabilities consist of the following:

		December 31,

		2006	2005
		(In Thousands)
Deferred tax assets:
Vehicle insurance reserves		$38,633	$37,434
Allowance for doubtful accounts and notes receivable		4,063	8,433
Other accrued liabilities		55,283	44,469
Federal and state NOL carryforwards		168,243	215,173
AMT credit carryforward		13,786	10,000
Canadian NOL carryforwards		17,700	17,046
Canadian depreciation		489	912

		298,197	333,467
Valuation allowance		(18,572)	(17,452)

Total		$279,625	$316,015

Deferred tax liabilities:
Depreciation		$521,808	$529,675
Interest rate swap		4,727	8,609
Other Canadian temporary differences		836	506
Other		18,709	13,169

Total		$546,080	$551,959

For the year ended December 31, 2006, the change in the net deferred tax liabilities constituted $30,693,000 of deferred tax expense and ($182,000) of other comprehensive income that relates to foreign currency translation.

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $435,000,000 available to offset future taxable income in the U.S., which expire beginning in 2022 through 2024. A valuation allowance of $1,200,000 was established in 2006 for state net operating losses. At December 31, 2006, DTG Canada has net operating loss carryforwards of approximately $49,000,000 available to offset future taxable income in Canada, which expire beginning in 2008 through 2026. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2006		2005		2004

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$30,947	35.0%	$45,691	35.0%	$36,797	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	2,528	2.9%	5,631	4.3%	3,526	3.3%
Foreign losses	1,614	1.8%	1,892	1.4%	1,606	1.5%
Foreign taxes	1,345	1.5%	424	0.4%	286	0.3%
Other	295	0.3%	552	0.4%	175	0.2%

Total	$36,729	41.5%	$54,190	41.5%	$42,390	40.3%

16.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

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

Cash and Cash Equivalents, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Vehicle Insurance Reserves – The carrying amounts of these items are a reasonable estimate of their fair value.

Vehicle Debt and Obligations – The fair value of floating-rate debt, which includes amounts subject to an interest rate swap from floating-rate debt to fixed-rate debt, approximates the carrying value as these instruments are at current market interest rates. At December 31, 2006, the fair value of the asset backed notes with fixed interest rates of $107,794,000 was less than the carrying value of $110,000,000 by approximately $2,206,000.

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $167,558,000 and $37,161,000, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral, which is represented by the Canadian fleet.

17.	COMMITMENTS AND CONTINGENCIES

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2006	2005	2004
	(In Thousands)

Rent	$42,493	$42,092	$35,914
Concession expenses:
Minimum fees	70,656	67,426	57,247
Contingent fees	51,021	40,932	39,935

	164,170	150,450	133,096

Less sublease rental income	(867)	(940)	(823)

Total	$163,303	$149,510	$132,273

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2006 are presented in the following table:

	Company-Owned Stores Concession Fees	Operating Leases	Total

	(In Thousands)
2007	$70,260	$42,983	$113,243
2008	52,684	30,609	83,293
2009	39,171	22,328	61,499
2010	32,651	16,725	49,376
2011	25,639	11,447	37,086
Thereafter	104,617	89,580	194,197

	325,022	213,672	538,694
Less sublease rental income	-	(617)	(617)

	$325,022	$213,055	$538,077

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims. In general, the Company retained the risk for the first $2,000,000 of loss per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, in 2005 and 2004, plus a self-insured corridor of $1,000,000 per occurrence for losses in excess of $2,000,000 with an aggregate limit of $3,000,000 for losses within this corridor. In March 2006, the Company increased its retained risk of loss to $4,000,000 per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, plus a self-insured corridor of $1,000,000 per occurrence for losses in excess of $4,000,000 with an aggregate limit of $7,000,000 for losses within this corridor. The Company maintains insurance for losses above these levels.

The Company continues to retain the risk of loss on supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2006 and 2005, the public liability and property damage amounts have been discounted at 4.7% and 4.4% (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $5,720,000 and $5,877,000 at December 31, 2006 and 2005, respectively. SLI amounts are not discounted. Estimated future payments of Vehicle Insurance Reserves as of December 31, 2006 are as follows (in thousands):

2007	$35,324
2008	17,779
2009	12,044
2010	7,480
2011	4,365
Thereafter	2,343

Aggregate undiscounted public liability and property damage	79,335
Effect of discounting	(5,720)

Public liability and property damage, net of discount	73,615
Supplemental liability insurance	30,306

Total vehicle insurance reserves	$103,921

Contingencies

On August 10, 2005, the federal Highway Bill was signed into law and removed unlimited vicarious liability for vehicle rental and leasing companies, limiting exposure to state minimum financial responsibility amounts. This federal law supersedes all state laws on vicarious liability for automobile lessors. Since the Highway Bill became law, its constitutionality has been challenged in some state courts, including subsequent appeals. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. Due to the limitation on vicarious liability, the Company’s automobile liability accrual is principally limited to minimum financial responsibility. When the Highway Bill became effective, the Company initially estimated an annual reduction in its automobile liability insurance expense of $12,000,000 to $14,000,000. The Company is unable to reasonably estimate the cumulative impact on its results should the limitation on vicarious liability ultimately be reversed.

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

Other

The Company is party to a data processing services agreement which requires annual payments totaling approximately $35,000,000 for 2007, $31,000,000 for 2008 and 2009, $30,000,000 for 2010 and $23,000,000 for 2011. The Company also has a telecommunications contract which will require annual payments totaling $2,000,000 for 2007 through 2009, and $1,000,000 for 2010. Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $2,000,000 for 2007 through 2009, and $1,000,000 for 2010 and 2011.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $10,992,000 and $8,554,000 at December 31, 2006 and 2005, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. At December 31, 2006, there were no such guarantees on behalf of franchisees.

At December 31, 2006, the Company had outstanding vehicle purchase commitments of approximately $2,459,346,000.

18.	BUSINESS SEGMENTS

The Company’s corporate operating structure, is based on a functional structure and combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Consistent with this structure, management makes business and operating decisions on an overall company basis. The Company no longer reports Dollar and Thrifty as operating segments. Financial results are not available by brand.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2006	2005	2004
	(In Thousands)

Revenues:
United States	$1,552,902	$1,413,541	$1,324,601
Foreign countries	107,775	94,013	79,246

	$1,660,677	$1,507,554	$1,403,847

Long-lived assets:
United States	$111,134	$103,686	$101,082
Foreign countries	5,653	4,376	4,253

	$116,787	$108,062	$105,335

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2006 and 2005 follows:

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2006 Total

	(In Thousands Except Per Share Amounts)

Revenues	$360,562	$422,574	$484,707	$392,834	$1,660,677
Operating income	$47,455	$58,271	$62,695	$25,337	$193,758
Net income (loss)	$21,806	$26,655	$5,884	$(2,653)	$51,692
Earnings (loss) per share
Basic	$0.87	$1.09	$0.25	$(0.11)	$2.14
Diluted	$0.84	$1.04	$0.24	$(0.11)	$2.04

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2005 Total

	(In Thousands Except Per Share Amounts)

Revenues	$339,318	$363,492	$452,363	$352,381	$1,507,554
Operating income	$43,681	$43,377	$72,291	$29,679	$189,028
Net income	$24,085	$6,689	$37,410	$8,171	$76,355
Earnings per share
Basic	$0.96	$0.27	$1.49	$0.32	$3.04
Diluted	$0.92	$0.25	$1.42	$0.31	$2.89

Operating income in the table above represents pretax income before interest and (increase) decrease in fair value of derivatives.

20.	SUBSEQUENT EVENTS

On February 1, 2007, the Company announced the acquisition of its Thrifty franchisee in Seattle, Washington, and Portland, Oregon. Additionally, on March 1, 2007, the Company announced the acquisition of its Thrifty franchisee in Pittsburgh, Middletown/Harrisburg, Allentown and Erie, Pennsylvania, and its Dollar franchisee in Middletown/Harrisburg and Allentown, Pennsylvania.

On February 12, 2007, the Company entered into a waiver agreement to the Revolving Credit Facility due to the Company’s prior announcement regarding non-reliance on previously issued financial statements. The Company filed a Form 10-K/A for 2005 and a Form 10-Q/A for each quarter of 2006 on February 26, 2007 to restate its financial statements.

In February 2007, the Company announced it had signed an agreement to outsource a portion of its reservation call center transactions to PRC, a global leader in the field of outsourcing call centers, during the second quarter of 2007.

******

SCHEDULE II

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Year	Income		Deductions	Year
	(In Thousands)

2006

Allowance for doubtful accounts	$20,606	$415		$(11,330)	$9,691

Vehicle insurance reserves	$100,613	$53,855		$(50,547)	$103,921

Valuation allowance for deferred tax assets	$17,452	$1,120		$-	$18,572

2005

Allowance for doubtful accounts	$16,143	$4,334		$129	$20,606

Public liability and property damage	$88,176	$56,049		$(43,612)	$100,613

Valuation allowance for deferred tax assets	$14,027	$3,425		$-	$17,452

2004

Allowance for doubtful accounts	$12,763	$3,496	(1)	$(116)	$16,143

Public liability and property damage	$56,294	$51,666		$(19,784)	$88,176

Valuation allowance for deferred tax assets	$12,678	$1,349		$-	$14,027

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

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2006. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

As described in Item 9A of the Company’s 2005 Form 10-K/A, filed on February 26, 2007, management determined that internal controls over financial reporting were not effective relating to specific application of SFAS No. 133 and SFAS No. 109 and represented material weaknesses in internal control over financial reporting as of December 31, 2005. As reported in Item 4 of the Company’s 2006 quarterly reports on Form 10-Q/A, filed on February 26, 2007, these material weaknesses continued to exist as of the end of each of the first three quarters of 2006.

The Company took the following steps to remediate the material weaknesses in internal control over financial reporting discussed above:

•

Revised its policies to document and assess the effectiveness, at least quarterly using the “long-haul” method, of all future interest rate swaps to ensure the continuing qualification of hedge accounting.

•	Continued to perform calculations of state income taxes utilizing enhanced processes to ensure proper accounting for deferred state income tax liabilities.

Commencing on October 1, 2006, a range of the IT services of the Company have been outsourced to EDS, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. With the outsourcing of such a pervasive area of control, the Company believes that it is reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company believes it has taken the necessary steps for its internal control environment to remain effective.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 16, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors - Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2006, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2006, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2006, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the caption “Independence, Meetings, Committees and Compensation of the Board of Directors - Independence” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2006, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2006, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2006, 2005 and 2004 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
3.2	Second Amended and Restated By-Laws of DTG, which were approved by the DTG Board of Directors on February 1, 2007*
4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
4.2

Base Indenture dated as of December 13, 1995 between Thrifty Car Rental Finance Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

4.10

Amended and Restated Master Collateral Agency Agreement dated as of December 23, 1997 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.13

Master Motor Vehicle Lease and Servicing Agreement dated as of March 4, 1998 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.14

Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15

Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16

Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17

Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18

Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19

Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.27

Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.32

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of November 9, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.33

Amendment No. 3 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 14, 2000 among Rental Car Finance Corp., Dollar, Thrifty and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.34

Series 2000-1 Supplement to Base Indenture dated as of December 15, 2000 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.35

Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36

Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39

Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.42

Master Motor Vehicle Lease and Servicing Agreement dated as of March 6, 2001 among DTG, Dollar, Thrifty and Rental Car Finance Corp., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.43

Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 6, 2001 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46

Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.47

Collateral Assignment of Exchange Agreement dated as of July 23, 2001 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.50

Amendment No. 4 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 31, 2001 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2001, filed March 20, 2002, Commission File No. 1-13647*

4.55

Amendment No. 5 to Master Motor Vehicle Lease and Servicing Agreement dated as of January 31, 2002 among Rental Car Finance Corp., Dollar, Thrifty, DTG, Bankers Trust Company, Bank One, NA, The Bank of Nova Scotia, Dresdner Bank AG, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.56

Amendment No. 2 to Series 2000-1 Supplement dated as of January 31, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.57

Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.58

Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of January 31, 2002 among DTG, Rental Car Finance Corp., Thrifty, Dollar and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.59

Collateral Assignment of Exchange Agreement dated as of January 31, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.60

Amended and Restated Series 1998-1 Supplement dated as of February 26, 2002 between Rental Car Finance Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62

Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.63

Amendment No. 3 to Series 2000-1 Supplement dated as of April 16, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.64

Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.65

Amended and Restated Addendum No. 2 to the Amended and Restated Master Collateral Agency Agreement dated as of April 16, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66

Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.69

Amended and Restated Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of June 4, 2002 by and among DTG, Rental Car Finance Corp., Thrifty, Dollar and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70

Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.73

Amendment No. 1 to Amended and Restated Series 1998-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.75

Amendment No. 4 to Series 2000-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.76

Amendment No. 2 to Series 2001-1 Supplement dated as of August 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.78

Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79

Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.80

Amendment No. 5 to Series 2000-1 Supplement dated as of August 15, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.83

Amendment No. 2 to Amended and Restated Series 1998-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.84

Amendment No. 6 to Series 2000-1 Supplement dated as of December 12, 2002 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.85

Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.88

Addendum No. 3 to the Amended and Restated Master Collateral Agency Agreement dated as of December 12, 2002 among DTG, Rental Car Finance Corp., Thrifty, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.89

Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Ambac Assurance Corporation and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.90

Amendment No. 6 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.91

Amendment No. 3 to Amended and Restated Series 1998-1 Supplement dated as of February 24, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.92

Amendment No. 7 to Master Motor Vehicle Lease and Servicing Agreement dated as of February 24, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, The Bank of Nova Scotia, Dresdner Bank AG, ABN AMRO Bank N.V., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.94

Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.96

Amendment No. 7 to Series 2000-1 Supplement dated as of March 18, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97

Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.98

Series 2003-1 Supplement dated as of March 25, 2003 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.99

Note Purchase Agreement dated as of March 19, 2003 among Rental Car Finance Corp., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.100

Indemnification Agreement dated as of March 19, 2003 among Rental Car Finance Corp., MBIA Insurance Corporation, J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.101

Enhancement Letter of Credit Application and Agreement dated as of March 25, 2003 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.102

Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 25, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Ambac Assurance Corporation, MBIA Insurance Corporation, Credit Suisse First Boston, JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.106

Amendment No. 8 to Series 2000-1 Supplement dated as of December 10, 2003 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.107

Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.110

Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.111

Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.112

Amendment No. 9 to Series 2000-1 Supplement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.113

Amendment No. 8 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., DTG, Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.115

Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.116

Amendment No. 4 to Amended and Restated Series 1998-1 Supplement dated as of March 24, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.117

Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.118

Third Amended and Restated Credit Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.119

Series 2004-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.120

Note Purchase Agreement dated as of April 29, 2004 among Rental Car Finance Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc. and ABN AMRO Incorporated, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.121

Enhancement Letter of Credit Application and Agreement dated as of May 5, 2004 among DTG Operations, Inc., Rental Car Finance Corp., DTG and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.123

Amendment No. 5 to Amended and Restated Series 1998-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.125

Amendment No. 10 to Series 2000-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.128

Amendment No. 1 to Series 2003-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.129

First Amendment to Third Amended and Restated Credit Agreement dated as of December 6, 2004, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

4.130

Amendment No. 9 to Master Motor Vehicle Lease and Servicing Agreement dated as of December 6, 2004 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, N.A., formerly known as JPMorgan Chase Bank, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

4.131

Amendment No. 8 to Note Purchase Agreement dated as of March 22, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.132

Amendment No. 11 to Series 2000-1 Supplement dated as of March 22, 2005 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, Credit Suisse First Boston, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association and BNP Paribas, New York Branch, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.133

Amendment No. 10 to Master Motor Vehicle Lease and Servicing Agreement dated as of March 22, 2005 among Rental Car Finance Corp., DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.135

Amendment No. 9 to Liquidity Agreement dated as of March 22, 2005 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission No. 1-13647*

4.138

Amendment No. 2 to Series 2003-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.139

Amendment No. 1 to Series 2004-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.140

Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141

Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.142

Enhancement Letter of Credit Application and Agreement dated as of April 21, 2005 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143

Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.144

Amendment No. 9 to Note Purchase Agreement dated as of February 1, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed February 7, 2006, Commission No. 1-13647*

4.145

Amendment No. 12 to Series 2000-1 Supplement dated as of February 1, 2006 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, Credit Suisse, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association and BNP Paribas, New York Branch, filed as the same numbered exhibit with DTG's Form 8-K, filed February 7, 2006, Commission No. 1-13647*

4.146

Second Amendment to Third Amended and Restated Credit Agreement dated as of March 9, 2006, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein and Credit Suisse, Cayman Islands Branch, formerly known as Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 15, 2006, Commission No. 1-13647*

4.147

Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 29, 2006, Commission No. 1-13647*

4.148

Amendment No. 10 to Note Purchase Agreement dated as of March 17, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.149

Amendment No. 13 to Series 2000-1 Supplement dated as of March 17, 2006 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, Credit Suisse, ABN AMRO Bank N.V., The Bank of Nova Scotia, Dresdner Bank AG, JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Mizuho Corporate Bank, Ltd. and Working Capital Management Co., LP, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.150

Extension Agreement dated as of March 17, 2006 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.151

Amendment No. 10 to Liquidity Agreement dated as of March 17, 2006 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.152

Amendment No. 6 to Amended and Restated Series 1998-1 Supplement dated as of March 17, 2006 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, Credit Suisse and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.153

Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.154

Master Motor Vehicle Lease and Servicing Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.155

Addendum to the Amended and Restated Master Collateral Agency Agreement dated as of March 28, 2006 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc., Deutsche Bank Trust Company Americas, Credit Suisse and VEXCO, LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.156

Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.157

Enhancement Letter of Credit Application and Agreement dated as of March 28, 2006 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Credit Suisse, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.158

Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

5.1

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*

5.2

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-50800, filed November 28, 2000*

5.3

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-128714, filed September 30, 2005*

5.4

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-136611, filed August 14, 2006*

10.5

Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.8

Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10

Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

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
10.19

Second Amendment to Long-Term Incentive Plan dated as of May 25, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2000, filed August 9, 2000, Commission File No. 1-13647*

10.22

Adoption, Consent and Third Amendment to Retirement Plan dated as of July 1, 2000, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2000, filed November 13, 2000, Commission File No. 1-13647*

10.29

Dollar Thrifty Automotive Group, Inc., Executive Option Plan effective June 1, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

10.30

Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.32

Letter agreement dated as of October 20, 2003 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2003, filed November 12, 2003, Commission File No. 1-13647*

10.34

Employment Continuation Agreement dated as of April 21, 2004 between DTG and Gary L. Paxton, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.35

Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective April 21, 2004, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.36

Letter agreement dated as of July 16, 2004 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.38

Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.39

Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647*

10.40

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.41

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647*

10.47

Dollar Thrifty Automotive Group, Inc. Summary of Non-Employee Directors’ Compensation Effective 2005 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 10, 2005, Commission File No. 1-13647*

10.54

Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of March 23, 2005 and Adopted by Shareholders on May 20, 2005, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.55

Form of Performance Shares Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.56

Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.57

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Molly Shi Boren, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.58

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Thomas P. Capo, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.59

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Maryann N. Keller, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.60

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward C. Lumley, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.61

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John C. Pope, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.62

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John P. Tierney, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.63

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward L. Wax, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.64

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Gary L. Paxton, President, Chief Executive Officer and director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.65

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Steven B. Hildebrand, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.66

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Donald M. Himelfarb, Senior Executive Vice President and Chief Administrative Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.67

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and R. Scott Anderson, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.68

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John J. Foley, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.69

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and David W. Sparkman, Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.70

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Vicki J. Vaniman, Executive Vice President and General Counsel, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.71

Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Pamela S. Peck, Vice President and Treasurer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.78

Letter agreement effective as of September 15, 2005 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed September 20, 2005, Commission File No. 1-13647*

10.80

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Molly Shi Boren, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.81

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.82

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.83

Notice of Election Regarding Payment of Director’s Fees dated December 2, 2005 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.84

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John C. Pope, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.85

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by John P. Tierney, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.86

Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Edward L. Wax, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.97

Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective February 1, 2006 regarding the amendment and restatement of Appendix C to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, with Appendix C attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647*

10.98

First Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan effective as of February 1, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647*

10.99	Dollar Thrifty Automotive Group, Inc. 2006 Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647*
10.100

Form of Performance Share Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647*

10.101

Notice of Election Regarding Payment of Director’s Fees dated February 20, 2006 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 24, 2006, Commission File No. 1-13647*

10.102

Amendment Number 1 to Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc., which became effective September 28, 2005, filed as exhibit 10.80 with DTG's Form 10-Q for the quarterly period ended September 30, 2005, filed November 4, 2005, Commission File No. 1-13647*

10.103

Fifth Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

10.104

Fourth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

10.105

First Amendment to Executive Option Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on December 1, 2005, effective as of January 1, 2005*

10.106

Indemnification Agreement dated as of March 22, 2006 between Dollar Thrifty Automotive Group, Inc. and Richard W. Neu, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 27, 2006, Commission File No. 1-13647*

10.107

Roth 401(k) Amendment effective as of March 1, 2006 for the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2006, filed May 5, 2006, Commission File No. 1-13647*

10.108	Dollar Thrifty Automotive Group, Inc. Employee Stock Purchase Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 24, 2006, Commission File No. 1-13647*
10.109

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.110

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.111

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.112

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.113

Deferral Agreement regarding 2006 annual incentive compensation plan dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.114

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.115

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.116

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.117

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.118

Deferral Agreement regarding 2004 performance share plan award dated June 30, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed July 7, 2006, Commission File No. 1-13647*

10.119

Mandatory Retirement Policy approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on July 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 1, 2006, Commission File No. 1-13647*

10.120

Retirement and Separation Agreement by and between Donald M. Himelfarb and Dollar Thrifty Automotive Group, Inc. effective and enforceable on August 28, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 1, 2006, Commission File No. 1-13647*

10.121

Letter agreement effective as of September 8, 2006 between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc. to purchase additional vehicles for the 2007 model year, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.122

Letter agreement effective as of September 8, 2006 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.123

Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2006, filed November 8, 2006, Commission File No. 1-13647*

10.131	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.132	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.133	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.134	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.135	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.**
10.136	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.137	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.138	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.139	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.140	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.**
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
23.26

Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.3), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-128714, filed September 30, 2005*

23.28

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2005, filed June 27, 2006*

23.31	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.4), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-136611, filed August 14, 2006*
23.33

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-136611**

31.39	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.40	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.39	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.40	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 16, 2007	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By: /s/ GARY L. PAXTON
Name: Gary L. Paxton
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	March 16, 2007
/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer and Chief Financial Officer	March 16, 2007
/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	March 16, 2007
/s/ MOLLY S. BOREN Molly S. Boren	Director	March 16, 2007
/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 16, 2007
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 16, 2007
/s/ RICHARD W. NEU Richard W. Neu	Director	March 16, 2007
/s/ JOHN C. POPE John C. Pope	Director	March 16, 2007
/s/ JOHN P. TIERNEY John P. Tierney	Director	March 16, 2007
/s/ EDWARD L. WAX Edward L. Wax	Director	March 16, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

10.131	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.132	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.133	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.134	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.135	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 29, 2006 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.
10.136	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.137	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.138	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.139	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between John J. Foley and Dollar Thrifty Automotive Group, Inc.

10.140	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 29, 2006 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.
21	Subsidiaries of DTG
23.33

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-136611

31.39	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.40	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.39	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.40	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002