Form 10-Q
period 2007-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-05-08
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2007 was 23,700,847.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	24

ITEM	4. CONTROLS AND PROCEDURES	25

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	25

ITEM	1A. RISK FACTORS	26

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	26

ITEM	6. EXHIBITS	27

SIGNATURES	29

INDEX TO EXHIBITS	30

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 16, 2007, we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment). In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 7, 2007

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2007	2006

REVENUES:
Vehicle rentals	$370,568	$330,695
Vehicle leasing	8,105	12,457
Fees and services	10,832	12,534
Other	8,458	4,876

Total revenues	397,963	360,562

COSTS AND EXPENSES:

Direct vehicle and operating	201,437	186,047
Vehicle depreciation and lease charges, net	93,283	65,062
Selling, general and administrative	65,301	61,998
Interest expense, net of interest income	19,070	16,105

Total costs and expenses	379,091	329,212

(Increase) decrease in fair value of derivatives	7,793	(7,916)

INCOME BEFORE INCOME TAXES	11,079	39,266

INCOME TAX EXPENSE	5,917	17,460

NET INCOME	$5,162	$21,806

BASIC EARNINGS PER SHARE	$0.22	$0.87

DILUTED EARNINGS PER SHARE	$0.21	$0.84

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2007	2006

	(Unaudited)
ASSETS:
Cash and cash equivalents	$184,539	$191,981
Restricted cash and investments	110,180	389,794
Receivables, net	214,868	242,349
Prepaid expenses and other assets	115,372	98,020
Revenue-earning vehicles, net	2,851,749	2,623,719
Property and equipment, net	118,954	116,787
Income taxes receivable	2,115	2,585
Intangible assets, net	87,982	66,160
Goodwill	280,170	280,103

	$3,965,929	$4,011,498

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$66,467	$65,251
Accrued liabilities	190,679	183,887
Deferred income tax liability	271,106	266,455
Vehicle insurance reserves	105,993	103,921
Vehicle debt and obligations	2,679,490	2,744,284

Total liabilities	3,313,735	3,363,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,810,947 and 27,594,867 issued, respectively, and 23,700,447 and 23,484,367 outstanding, respectively	278	275
Additional capital	791,160	791,452
Retained earnings	12,458	7,782
Accumulated other comprehensive income	4,324	4,217
Treasury stock, at cost (4,110,500 shares)	(156,026)	(156,026)

Total stockholders’ equity	652,194	647,700

	$3,965,929	$4,011,498

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,162	$21,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	95,729	74,278
Non-vehicle depreciation	5,314	5,182
Net gains from disposition of revenue-earning vehicles	(3,446)	(10,836)
Amortization	1,659	1,575
Performance share incentive plan	817	2,291
Interest income earned on restricted cash and investments	(4,000)	(6,263)
Net (gains) losses from sale of property and equipment	(230)	34
Provision for (recovery of) losses on receivables	109	(129)
Deferred income taxes	3,578	16,311
(Increase) decrease in fair value of derivatives	7,793	(7,916)
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	642	(8,981)
Receivables	24,686	42,640
Prepaid expenses and other assets	(16,700)	(9,673)
Accounts payable	2,695	(13,646)
Accrued liabilities	416	(1,121)
Vehicle insurance reserves	2,072	766
Other	181	(62)

Net cash provided by operating activities	126,477	106,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,433,410)	(1,502,611)
Proceeds from sales	1,125,597	944,664
Net change in restricted cash and investments	283,614	330,913
Property, equipment and software:
Purchases	(11,804)	(10,691)
Proceeds from sales	1,193	-
Acquisition of businesses, net of cash acquired	(20,018)	(1,713)

Net cash used in investing activities	(54,828)	(239,438)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Vehicle debt and obligations:
Proceeds	1,373,865	4,283,937
Payments	(1,438,661)	(4,139,769)
Payments of debt assumed through acquisition	(14,092)	-
Issuance of common shares	246	1,649
Purchase of common stock for the treasury	-	(25,026)
Financing issue costs	(449)	(5,791)

Net cash provided by/(used in) financing activities	(79,091)	115,000

CHANGE IN CASH AND CASH EQUIVALENTS	(7,442)	(18,182)

CASH AND CASH EQUIVALENTS:
Beginning of period	191,981	274,299

End of period	$184,539	$256,117

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$3,278	$10,115

Interest	$24,726	$24,208

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$-	$865

Purchases of property, equipment and software included in accounts payable	$1,194	$973

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
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

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 16, 2007 have been followed in preparing the accompanying condensed consolidated financial statements.

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

Long-Term Incentive Plan

At March 31, 2007, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 1,812,295 shares. The Company has 225,802 shares available for future LTIP awards at March 31, 2007 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $0.8 million and $2.3 million during the three months ended March 31, 2007 and 2006, respectively, for such awards. The Company granted 148,360 target performance shares and 21,610 restricted stock awards during the three months ended March 31, 2007. The Company granted 213,508 target performance shares and 27,511 restricted stock awards during the three months ended March 31, 2006.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors. During the three months ended March 31, 2007, there were no non-qualified option rights granted and there were 14,415 options exercised.

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2007, 2006 and 2005 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2007 and 2006, the grant-date fair value for the performance indicator portion of the awards is based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the awards is estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

	Three Months Ended March 31,

	2007	2006

Weighted-average expected life (in years)	3	3
Expected price volatility	28.10%	30.50%
Risk-free interest rate	4.88%	4.54%

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2007 and any changes during the three months ended March 31, 2007:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2007	702	$ 35.67
Granted	148	56.60
Vested	(230)	28.89
Forfeited	(83)	31.70

Nonvested at March 31, 2007	537	$ 45.01

At March 31, 2007, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $13.2 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 2.2 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2007 was $9.5 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the three months ended March 31, 2007, the Company granted 21,610 shares with a grant-date fair value of $46.90. At March 31, 2007, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.7 million, which is expected to be recognized over the next nine months.

3.	ACQUISITIONS

During the three months ended March 31, 2007, the Company added seven locations by acquiring its former franchisee in Seattle, Washington and Portland, Oregon. The Company also acquired certain assets and assumed certain liabilities relating to four locations from its former franchisee in Pittsburgh, Middletown/Harrisburg, Allentown and Erie, Pennsylvania. Total cash paid during the three months ended March 31, 2007, net of cash acquired for acquisitions, was $20.0 million. The Company recognized an additional $20.8 million in unamortized intangible assets for reacquired franchise rights during the three months ended March 31, 2007 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the three months ended March 31, 2007.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2007	2006

Depreciation of revenue-earning vehicles	$95,729	$74,278
Net gains from disposal of revenue-earning vehicles	(3,446)	(10,836)
Rents paid for vehicles leased	1,000	1,620

	$93,283	$65,062

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2007	2006

Net income	$5,162	$21,806

Basic EPS:
Weighted-average common shares	23,248,966	25,059,661

Basic EPS	$0.22	$0.87

Diluted EPS:
Weighted-average common shares	23,248,966	25,059,661

Shares contingently issuable:
Stock options	203,204	316,161
Performance awards	282,722	376,034
Employee compensation shares deferred	375,240	186,443
Director compensation shares deferred	194,494	165,512

Shares applicable to diluted	24,304,626	26,103,811

Diluted EPS	$0.21	$0.84

For the three months ended March 31, 2007 and 2006, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Trade accounts receivable	$98,453	$114,492
Due from DaimlerChrysler	74,800	95,223
Car sales receivable	32,185	19,384
Fair value of interest rate swap	9,450	14,271
Other vehicle manufacturer receivables	7,732	7,781
Notes receivable	1,196	1,159

	223,816	252,310
Less: Allowance for doubtful accounts	(8,948)	(9,961)

	$214,868	$242,349

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

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Amortized intangible assets
Software and other intangible assets	$68,142	$65,521
Less accumulated amortization	(38,613)	(36,997)

	29,529	28,524
Unamortized intangible assets
Reacquired franchise rights	58,453	37,636

Total intangible assets	$87,982	$66,160

The Company adopted the provisions of Emerging Issues Task Force ("EITF") No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination" ("EITF No. 04-1") on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the three months ended March 31, 2007, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. During the fourth quarter of 2006, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2006, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$280,103
Effect of change in rates used for foreign currency translation	67

Balance as of March 31, 2007	$280,170

9.	VEHICLE DEBT AND OBLIGATIONS

Vehicle debt and obligations as of March 31, 2007 and December 31, 2006 consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Asset backed notes:
2006 Series notes	$600,000	$600,000
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	125,000	312,500

	1,625,000	1,812,500
Discounts on asset backed notes	(30)	(32)

Asset backed notes, net of discount	1,624,970	1,812,468
Conduit Facility	425,000	425,000
Commercial paper, net of discount of $1,106 and $1,305	303,795	178,951
Other vehicle debt	218,842	220,735
Limited partner interest in limited partnership	106,883	107,130

Total vehicle debt and obligations	$2,679,490	$2,744,284

On March 26, 2007, the Company extended its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a three-month period with a capacity of $425 million. The Conduit Facility is expected to be renewed for a 364-day period in June 2007.

On March 26, 2007, the Company extended its Commercial Paper Program for a three-month period at a maximum capacity of $649 million backed by a three-month extension of the Liquidity Facility in the amount of $560 million. The Commercial Paper Program and Liquidity Facility are both expected to be renewed for a 364-day period in June 2007.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset-backed note issuance in 2003 through 2006, to effectively convert variable interest rates on a total of $1.5 billion in asset-backed notes to fixed interest rates. These swaps have termination dates through May 2011. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $3.7 million at March 31, 2007, comprised of assets, included in receivables, of approximately $9.4 million and liabilities, included in accrued liabilities, of approximately $5.7 million. At December 31, 2006, these swaps totaled $11.5 million comprised of assets, included in receivables, of approximately $14.3 million and liabilities, included in accrued liabilities, of approximately $2.8 million. For the three months ended March 31, 2007 and 2006, the Company recorded the related change in the fair value of the swap agreements of $7.8 million and ($7.9) million, respectively, as a net (increase) decrease in fair value of derivatives in the condensed consolidated statements of income. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2007	2006

Net Income	$5,162	$21,806

Foreign currency translation adjustment	107	(81)

Comprehensive income	$5,269	$21,725

12.	INCOME TAXES

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

For the three months ended March 31, 2007, the overall effective tax rate of 53.4% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 and as of March 31, 2007, the Company had no material liablity for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to March 31, 2007.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2003 through 2006 are subject to examination by federal taxing authorities and the tax years 2002 through 2006 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the three months ended March 31, 2007.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the existing $100 million share repurchase program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the three months ended March 31, 2007. Since inception of the share repurchase programs, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling approximately $156.0 million, all of which were made in open market transactions. At March 31, 2007, the $300 million share repurchase program has $188.7 million of remaining authorization through December 31, 2008.

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

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The EITF reached a consensus that the presentation of the types of taxes included in the scope of EITF No. 06-3 on either a gross or a net basis is an accounting policy decision that should be disclosed. The Company reports revenues net of these taxes in its condensed consolidated statements of income.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company plans to adopt the provisions of SFAS No. 157 as required on January 1, 2008 and is currently evaluating the impact SFAS No. 157 will have on its consolidated financial position and results of operations.

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

The Company acquired certain assets and assumed certain liabilities relating to its Thrifty franchisee locations in Vermont, effective April 1, 2007.

*******

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months
	Ended March 31,

	2007	2006

	(Percentage of Revenue)
Revenues:
Vehicle rentals	93.1%	91.7%
Vehicle leasing	2.0	3.5
Fees and services	2.7	3.5
Other	2.2	1.3

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	50.6	51.6
Vehicle depreciation and lease charges, net	23.4	18.0
Selling, general and administrative	16.4	17.2
Interest expense, net of interest income	4.8	4.5

Total costs and expenses	95.2	91.3

(Increase) decrease in fair value of derivatives	2.0	(2.2)

Income before income taxes	2.8	10.9

Income tax expense	1.5	4.9

Net income	1.3%	6.0%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2007	2006	Change

U.S. and Canada

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	109,114	105,707	3.2%
Number of rental days	8,172,820	8,098,161	0.9%
Vehicle utilization	83.2%	85.1%	(1.9) p.p.
Average revenue per day	$45.34	$40.84	11.0%
Monthly average revenue per vehicle	$1,132	$1,043	8.5%

Same Store Vehicle Rental Data: (excludes franchise acquisitions)

Average number of vehicles operated	102,052	105,707	(3.5%	)
Number of rental days	7,662,194	8,098,161	(5.4%	)

Vehicle Leasing Data:

Average number of vehicles leased	5,419	9,027	(40.0%	)
Monthly average revenue per vehicle	$499	$460	8.5%

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

During the first quarter of 2007, the Company achieved revenue growth primarily from higher revenue per day. The Company also experienced higher vehicle depreciation and interest costs during the quarter. These costs, along with the decrease in the fair value of derivatives, exceeded the revenue growth and resulted in lower profits for the first quarter of 2007 as compared to last year’s first quarter.

Operating Results

The Company had income of $11.1 million before income taxes for the first quarter of 2007, compared to $39.3 million in the first quarter of 2006.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$370.6	$330.7	$39.9	12.1%
Vehicle leasing	8.1	12.5	(4.4)	(34.9%	)
Fees and services	10.8	12.5	(1.7)	(13.6%	)
Other	8.5	4.9	3.6	73.5%

Total revenues	$398.0	$360.6	$37.4	10.4%

Vehicle rental metrics:
Number of rental days	8,172,820	8,098,161	74,659	0.9%
Average revenue per day	$45.34	$40.84	$4.50	11.0%

Vehicle leasing metrics:
Average number of vehicles leased	5,419	9,027	(3,608)	(40.0%	)
Average monthly lease revenue per unit	$499	$460	$39	8.5%

Vehicle rental revenue for the first quarter of 2007 increased 12.1%, due to an 11.0% increase in revenue per day totaling $36.8 million coupled with a 0.9% increase in rental days totaling $3.1 million. Vehicle rental days increased 6.3% due to 2006 franchisee acquisitions, 2007 franchisee acquisitions and greenfield locations that had not yet annualized but decreased 5.4% on a same store basis.

Vehicle leasing revenue for the first quarter of 2007 decreased 34.9%, due to a 40.0% decrease in the average lease fleet totaling $5.0 million, partially offset by an 8.5% increase in the average lease rate totaling $0.6 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 13.6%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Other revenue increased $3.6 million primarily due to an increase of $1.7 million in parking revenues, coupled with an increase of $1.2 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to these plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$201.4	$186.0	$15.4	8.3%
Vehicle depreciation and lease charges, net	93.3	65.1	28.2	43.4%
Selling, general and administrative	65.3	62.0	3.3	5.3%
Interest expense, net of interest income	19.1	16.1	3.0	18.4%

Total expenses	$379.1	$329.2	$49.9	15.2%

(Increase) decrease in fair value of derivatives	7.8	(7.9)	15.7	(198.4%	)

Direct vehicle and operating expenses for the first quarter of 2007 increased $15.4 million, primarily due to higher costs per transaction coupled with a higher number of vehicles operated and higher transaction levels. As a percent of revenue, direct vehicle and operating expenses were 50.6% in the first quarter of 2007, compared to 51.6% in the first quarter of 2006.

The increase in direct vehicle and operating expense in the first quarter of 2007 resulted from the following:

➢

Facility and airport concession expenses increased $4.7 million. This increase resulted from increases in concession fees of $3.4 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $1.3 million.

➢	Commission expenses increased $4.4 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $3.6 million. Salary expenses increased approximately $2.9 million due to higher compensation costs per employee and $2.0 million from increases in the number of employees, partially offset by a reduction of $1.9 million related to costs of group health insurance.

Net vehicle depreciation and lease charges for the first quarter of 2007 increased $28.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 23.4% in the first quarter of 2007, compared to 18.0% in the first quarter of 2006.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $21.4 million, resulting primarily from a 30.4% increase in the average depreciation rate due to increased vehicle costs, partially offset by a 1.2% decrease in depreciable fleet. The increase in the depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which typically have lower average depreciation rates.

➢	Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $7.4 million. This decrease resulted primarily from a lower average gain per unit.

➢	Lease charges, for vehicles leased from third parties, decreased $0.6 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first quarter of 2007 increased $3.3 million, resulting from a $2.7 million increase in general and administrative expenses and a $0.6 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 16.4% of revenue in the first quarter of 2007, compared to 17.2% in the first quarter of 2006.

The increase in selling, general and administrative expenses in the first quarter of 2007 resulted from the following:

➢	Information technology related expenses increased $9.2 million, primarily due to base contract fees paid to EDS for the outsourcing of information technology services.

➢	Transition costs relating to the outsourcing of information technology and call center operations were $2.5 million, including salary related expenses.

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.2 million, which is offset in other revenue and, therefore, did not impact net income.

➢

Personnel related expenses decreased $9.3 million due primarily to lower personnel costs of approximately $5.7 million related to IT employees outsourced in October 2006, a $1.7 million decrease in incentive compensation expense, a $1.5 million decrease in performance share expense and a $0.8 million reduction in group health insurance. The decrease in incentive compensation expense and performance share expense is primarily related to lower levels of earnings in the first quarter of 2007 compared to the first quarter of 2006.

➢	Sales and marketing expenses increased $0.6 million due primarily to increased Internet-related spending and other marketing related costs.

Net interest expense for the first quarter of 2007 increased $3.0 million due to higher interest rates and lower cash balances, partially offset by an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 4.8% of revenue in the first quarter of 2007, compared to 4.5% in the first quarter of 2006.

The income tax provision for the first quarter of 2007 was $5.9 million. The effective income tax rate in the first quarter was 53.4% compared to 44.5% in the first quarter of 2006. The increase in the effective tax rate was primarily due to lower U.S. pretax earnings relative to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2007 or 2006, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook for 2007

The Company expects the travel environment to remain stable in 2007. Rental rates, which are highly competitive within the rental car industry, increased significantly in the first quarter of 2007 and the Company expects that rental rates will continue to increase for the remainder of 2007 due to efforts by the industry to offset increased fleet costs. Early in 2007, the Company has aggressively increased rental rates resulting in less growth in rental day volume. The Company is continuing to pursue franchise acquisitions to facilitate growth.

Vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry; however, the Company believes it has and will have adequate fleet to meet its forecasted growth in 2007. Vehicle manufacturers have also significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2007 model year. To offset a portion of the vehicle cost increases, the Company plans to operate a larger proportion of Non-Program Vehicles, which will increase its exposure to fluctuations in the used car market.

The Company also expects higher costs relating to commissions to continue in 2007, due to volume increases on the third party Internet reservation channels. The Company will also increase its marketing initiatives and will invest in IT systems and infrastructure to facilitate additional growth. Additionally, interest costs due to higher interest rates will continue to rise. These higher costs, including vehicle depreciation, will negatively impact the Company’s profits unless the Company can increase rental rates substantially and achieve other cost reductions.

In August 2006, the Company entered into a master services agreement (“MSA”) with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”) to outsource the majority of IT services. The MSA will provide significant cost reductions to the Company over its term at current levels of IT development and support. The Company continues to incur transition costs in 2007; however, it expects this arrangement to provide ongoing cost savings in 2008 and beyond.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Revolving Credit Facility (hereinafter defined) and insurance bonds. Cash generated by operating activities of $126.5 million for the three months ended March 31, 2007 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. These letters of credit are provided under the Company’s Revolving Credit Facility.

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

Cash used in investing activities was $54.8 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $1.4 billion, partially offset by $1.1 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Restricted cash at March 31, 2007 decreased $279.6 million from the previous year, including $283.6 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $4.0 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $11.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $20.0 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash used in financing activities was $79.1 million primarily due to the maturity of asset backed notes totaling $187.5 million and a payoff of debt assumed in a recent franchise acquisition of $14.1 million, including $13.3 million of vehicle related debt and $0.8 million of non-vehicle related debt, partially offset by a $124.8 million net increase in commercial paper.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At March 31, 2007, the Company had $72.6 million in letters of credit, including $61.5 million in letters of credit noted under the Revolving Credit Facility, and $36.8 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at March 31, 2007 was comprised of $1.63 billion in asset backed notes with maturities ranging from 2007 to 2011. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 3.64% to 5.27% including certain floating rate notes swapped to fixed rates.

Conduit Facility

On March 26, 2007, the Company extended its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a three-month period with a capacity of $425 million. The Conduit Facility is expected to be renewed for a 364-day period in June 2007.

Commercial Paper Program and Liquidity Facility

On March 26, 2007, the Company extended its Commercial Paper Program for a three-month period at a maximum capacity of $649 million backed by a three-month extension of the Liquidity Facility in the amount of $560 million. The Commercial Paper Program and Liquidity Facility are both expected to be renewed for a 364-day period in June 2007. At March 31, 2007, the Company had $303.8 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $312.0 million in capacity at March 31, 2007. The Company had $218.8 million in borrowings outstanding under these lines at March 31, 2007. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At March 31, 2007, DTG Canada had approximately CND $123.4 million (US $106.9 million) funded under this program.

Revolving Credit Facility

The Company has a $300 million five-year, senior secured, revolving credit facility (the "Revolving Credit Facility") that expires on April 1, 2009. The Revolving Credit Facility permits letter of credit usage up to $300 million and working capital borrowing up to $100 million. The availability of funds under the Revolving Credit Facility is subject to the Company’s compliance with certain covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, and certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a limitation on cash dividends and share repurchases. On February 12, 2007, the Company entered into a waiver agreement to the Revolving Credit Facility due to the Company’s prior announcement regarding non-reliance on previously issued financial statements. The Company filed an amended Form 10-K for 2005 and an amended Form 10-Q for each quarter of 2006 on February 26, 2007 to restate its financial statements. As of March 31, 2007, the Company is in compliance with all covenants. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $162.0 million and no working capital borrowings at March 31, 2007.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2007, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2007, cash and cash equivalents totaled $184.5 million and restricted cash and investments totaled $110.2 million. The Company estimates that, for 2007, approximately 35% of its average debt will bear interest at floating rates.

At March 31, 2007, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2006, which is included under Item 7A of the Company’s most recent Form 10-K.

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

All risk factors disclosed in Item 1A of our most recent Form 10-K are still appropriate. However, we are modifying the language in one risk factor as follows to include the discussion of recent developments in the vehicle rental industry:

Highly Competitive Nature of the Vehicle Rental Industry

There is intense competition in the vehicle rental industry, especially on price and service. The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition. The vehicle rental industry primarily consists of eight major brands, all of which compete strongly for rental customers. Recent announcements regarding possible changes in vehicle rental industry ownership creates additional uncertainty within the vehicle rental industry. A significant increase in industry capacity or a reduction in overall demand could adversely affect our ability to maintain or increase rental rates or market share.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2007 - January 31, 2007	-	$-	-	$188,692,000

February 1, 2007 - February 28, 2007	-	$-	-	$188,692,000

March 1, 2007 - March 31, 2007	-	$-	-	$188,692,000

Total	-		-

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the existing $100 million share repurchase program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the three months ended March 31, 2007. Since inception of the share repurchase programs, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling approximately $156.0 million, all of which were made in open market transactions. At March 31, 2007, the $300 million share repurchase program has $188.7 million of remaining authorization through December 31, 2008.

ITEM 6.	EXHIBITS

4.162

Consent, Waiver and Third Amendment to Third Amended and Restated Credit Agreement dated as of February 12, 2007 among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein, and Credit Suisse, Cayman Islands Branch

4.163	Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.164	Second Amended and Restated Series 1998-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.165	Amended and Restated Series 2000-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.166	Amendment No. 3 to Series 2003-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.167	Amendment No. 2 to Series 2004-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.168	Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.169	Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.170

Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas

4.171

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.172

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.173

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.174

Consent and Waiver Agreement dated as of February 14, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Thrifty Funding Corp., Deutsche Bank Trust Company Americas, ABN AMRO Bank N.V., BNP Paribas, Deutsche Bank AG, New York Branch, Dresdner Bank AG, JPMorgan Chase Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, Working Capital Management Co., LP, Credit Suisse, acting through its New York Branch, Bank of Montreal, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Comerica Bank, Credit Industriel et Commercial, KeyBank National Association, Landesbank Hessen-Thuringen Girozentrale, Wells Fargo Bank, MBIA Insurance Corporation, Ambac Assurance Corporation, XL Capital Assurance Inc.

10.141	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Directors’ Compensation Effective 2007 Until Further Modified
10.142	Dollar Thrifty Automotive Group, Inc. 2006 Incentive Compensation Plan Award as Amended February 1, 2007
15.27	Letter from Deloitte & Touche LLP regarding interim financial information
31.41	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.42	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.41	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.42	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 7, 2007	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

May 7, 2007	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.162

Consent, Waiver and Third Amendment to Third Amended and Restated Credit Agreement dated as of February 12, 2007 among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Thrifty Rent-A-Car System, Inc., Various Financial Institutions named therein, and Credit Suisse, Cayman Islands Branch

4.163	Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.164	Second Amended and Restated Series 1998-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.165	Amended and Restated Series 2000-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.166	Amendment No. 3 to Series 2003-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.167	Amendment No. 2 to Series 2004-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.168	Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.169	Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.170

Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas

4.171

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.172

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.173

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas

4.174

Consent and Waiver Agreement dated as of February 14, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Thrifty Funding Corp., Deutsche Bank Trust Company Americas, ABN AMRO Bank N.V., BNP Paribas, Deutsche Bank AG, New York Branch, Dresdner Bank AG, JPMorgan Chase Bank, National Association, Mizuho Corporate Bank, Ltd., The Bank of Nova Scotia, Working Capital Management Co., LP, Credit Suisse, acting through its New York Branch, Bank of Montreal, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Comerica Bank, Credit Industriel et Commercial, KeyBank National Association, Landesbank Hessen-Thuringen Girozentrale, Wells Fargo Bank, MBIA Insurance Corporation, Ambac Assurance Corporation, XL Capital Assurance Inc.

10.141	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Directors’ Compensation Effective 2007 Until Further Modified
10.142	Dollar Thrifty Automotive Group, Inc. 2006 Incentive Compensation Plan Award as Amended February 1, 2007
15.27	Letter from Deloitte & Touche LLP regarding interim financial information
31.41	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.42	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.41	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.42	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002