Form 10-Q
period 2007-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-08-07
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2007 was 23,763,645.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	29

ITEM	4. CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	31

ITEM	1A. RISK FACTORS	31

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	31

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS	32

ITEM	6. EXHIBITS	33

SIGNATURES	37

INDEX TO EXHIBITS	38

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2007

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2007	2006	2007	2006

REVENUES:
Vehicle rentals	$431,094	$390,484	$801,662	$721,179
Vehicle leasing	9,741	15,549	17,846	28,006
Fees and services	9,733	12,187	20,565	24,721
Other	1,036	4,354	9,494	9,230

Total revenues	451,604	422,574	849,567	783,136

COSTS AND EXPENSES:
Direct vehicle and operating	225,551	209,233	426,988	395,280
Vehicle depreciation and lease charges, net	121,341	88,151	214,624	153,213
Selling, general and administrative	60,000	66,919	125,301	128,917
Interest expense, net of interest income	29,041	23,772	48,111	39,877

Total costs and expenses	435,933	388,075	815,024	717,287

(Increase) decrease in fair value of derivatives	(11,251)	(10,340)	(3,458)	(18,256)

INCOME BEFORE INCOME TAXES	26,922	44,839	38,001	84,105

INCOME TAX EXPENSE	11,601	18,184	17,518	35,644

NET INCOME	$15,321	$26,655	$20,483	$48,461

BASIC EARNINGS PER SHARE	$0.66	$1.09	$0.88	$1.96

DILUTED EARNINGS PER SHARE	$0.63	$1.04	$0.84	$1.87

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2007	2006

	(Unaudited)
ASSETS:
Cash and cash equivalents	$194,217	$191,981
Restricted cash and investments	109,848	389,794
Receivables, net	197,125	242,349
Prepaid expenses and other assets	112,366	98,020
Revenue-earning vehicles, net	3,171,621	2,623,719
Property and equipment, net	119,625	116,787
Income taxes receivable	4,870	2,585
Intangible assets, net	96,662	66,160
Goodwill	280,742	280,103

	$4,287,076	$4,011,498

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$74,717	$65,251
Accrued liabilities	181,123	183,887
Deferred income tax liability	282,274	266,455
Vehicle insurance reserves	104,915	103,921
Debt and other obligations	2,967,317	2,744,284

Total liabilities	3,610,346	3,363,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,867,843 and 27,594,867 issued, respectively, and 23,757,343 and 23,484,367 outstanding, respectively	278	275
Additional capital	793,532	791,452
Retained earnings	27,779	7,782
Accumulated other comprehensive income	11,167	4,217
Treasury stock, at cost (4,110,500 shares)	(156,026)	(156,026)

Total stockholders’ equity	676,730	647,700

	$4,287,076	$4,011,498

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,483	$48,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	228,260	166,963
Non-vehicle depreciation	10,546	10,153
Net gains from disposition of revenue-earning vehicles	(15,481)	(16,830)
Amortization	3,109	3,183
Performance share incentive plan	2,340	7,398
Interest income earned on restricted cash and investments	(6,023)	(8,081)
Provision for losses on receivables	423	354
Deferred income taxes	11,443	32,183
Increase in fair value of derivatives	(3,458)	(18,256)
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(2,113)	(9,528)
Receivables	52,893	33,805
Prepaid expenses and other assets	(4,789)	(11,246)
Accounts payable	7,965	19,676
Accrued liabilities	(2,567)	6,300
Vehicle insurance reserves	994	947
Other	2,155	1,166

Net cash provided by operating activities	306,180	266,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,614,390)	(2,876,207)
Proceeds from sales	1,865,833	1,591,095
Net change in restricted cash and investments	285,969	684,911
Property, equipment and software:
Purchases	(20,217)	(16,716)
Proceeds from sales	1,195	1
Acquisition of businesses, net of cash acquired	(23,023)	(10,710)

Net cash used in investing activities	(504,633)	(627,626)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	3,153,766	5,068,564
Payments of vehicle debt and other obligations	(3,180,737)	(4,684,339)
Proceeds from non-vehicle debt	250,000	-
Payments of debt assumed through acquisition	(14,092)	-
Issuance of common shares	1,095	4,164
Purchase of common stock for the treasury	-	(52,577)
Financing issue costs	(9,343)	(6,901)

Net cash provided by financing activities	200,689	328,911

CHANGE IN CASH AND CASH EQUIVALENTS	2,236	(32,067)

CASH AND CASH EQUIVALENTS:
Beginning of period	191,981	274,299

End of period	$194,217	$242,232

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$9,622	$12,858

Interest	$52,709	$50,699

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$-	$917

Purchases of property, equipment and software included in accounts payable	$4,146	$609

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
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

Long-Term Incentive Plan

At June 30, 2007, the Company’s common stock authorized for issuance under the long-term incentive plan and director equity plan (“LTIP”) for employees and non-employee directors was 1,789,831 shares. The Company has 223,388 shares available for future LTIP awards at June 30, 2007 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $1.5 million and $2.3 million during the three months and six months ended June 30, 2007, respectively, and $5.1 million and $7.4 million during the three months and six months ended June 30, 2006, respectively, for such awards. The decrease in compensation costs for the six months ended June 30, 2007 resulted from a $2.2 million charge in 2006 related to a change in estimate for the final calculation of the vested 2003 performance share awards and a $2.9 million reduction in 2007 to reflect current performance estimates.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors. During the six months ended June 30, 2007, there were no non-qualified option rights granted and there were 34,465 options exercised.

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

	Six Months Ended June 30,

	2007	2006

Weighted-average expected life (in years)	3	3
Expected price volatility	28.10%	30.50%
Risk-free interest rate	4.88%	4.54%

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2007 and any changes during the six months ended June 30, 2007:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2007	702	$35.67
Granted	148	56.60
Vested	(230)	28.89
Forfeited	(83)	31.70

Nonvested at June 30, 2007	537	$45.01

At June 30, 2007, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $10.9 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.9 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. No performance shares vested or were issued during the three months ended June 30, 2007. The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2007 was $9.5 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the six months ended June 30, 2007, the Company granted 21,610 shares with a grant-date fair value of $46.90. At June 30, 2007, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.5 million, which is expected to be recognized over the next six months.

3.	ACQUISITIONS

During the six months ended June 30, 2007, the Company added seven locations by acquiring its former franchisee in Seattle, Washington and Portland, Oregon. The Company also acquired certain assets and assumed certain liabilities relating to 17 locations from former franchisees in Pittsburgh, Middletown/Harrisburg, Allentown and Erie, Pennsylvania; McAllen, Texas; Burlington, Vermont; Knoxville, Tennessee; and Louisville, Kentucky. Total cash paid during the six months ended June 30, 2007, net of cash acquired for acquisitions, was $23.0 million. The Company recognized an additional $25.0 million in unamortized intangible assets for reacquired franchise rights during the six months ended June 30, 2007 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting, and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the six months ended June 30, 2007.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Depreciation of revenue-earning vehicles	$132,531	$92,685	$228,260	$166,963
Net gains from disposal of revenue-earning vehicles	(12,035)	(5,994)	(15,481)	(16,830)
Rents paid for vehicles leased	845	1,460	1,845	3,080

	$121,341	$88,151	$214,624	$153,213

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Net Income	$15,321	$26,655	$20,483	$48,461

Basic EPS:
Weighted average common shares	23,286,601	24,431,884	23,269,313	24,747,536

Basic EPS	$0.66	$1.09	$0.88	$1.96

Diluted EPS:
Weighted average common shares	23,286,601	24,431,884	23,269,313	24,747,536

Shares contingently issuable:
Stock options	190,346	291,667	196,759	306,213
Performance awards	253,463	506,590	273,074	445,470
Employee compensation shares deferred	437,491	216,926	406,537	201,768
Director compensation shares deferred	196,951	168,104	195,728	166,815

Shares applicable to diluted	24,364,852	25,615,171	24,341,411	25,867,802

Diluted EPS	$0.63	$1.04	$0.84	$1.87

For the three months and six months ended June 30, 2007 and 2006, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Trade accounts receivable	$109,168	$114,492
Due from DaimlerChrysler	45,034	95,223
Fair value of interest rate swap	22,103	14,271
Car Sales Receivable	16,939	19,384
Other vehicle manufacturer receivables	8,935	7,781
Notes Receivable	384	1,159

	202,563	252,310
Less: Allowance for doubtful accounts	(5,438)	(9,961)

	$197,125	$242,349

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

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Amortized intangible assets
Software and other intangible assets	$74,130	$65,521
Less accumulated amortization	(40,133)	(36,997)

	33,997	28,524
Unamortized intangible assets
Reacquired franchise rights	62,665	37,636

Total intangible assets	$96,662	$66,160

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”) on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the six months ended June 30, 2007, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. Historically, the Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. However, in 2007, the Company changed this election to the second quarter. Therefore, even though the Company performed an impairment test in the fourth quarter of 2006, the Company performed another impairment test in the second quarter of 2007 as its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. The Company intends to perform its annual impairment test on reacquired franchise rights during the second quarter of each year, unless circumstances arise that require more frequent testing. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2007, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$280,103
Effect of change in rates used for foreign currency translation	639

Balance as of June 30, 2007	$280,742

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2007 and December 31, 2006 consist of the following

(in thousands):

	June 30,	December 31,
	2007	2006

Vehicle debt and other obligations:
Asset backed notes
2007 Series notes	$500,000	$-
2006 Series notes	600,000	600,000
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	-	312,500

	2,000,000	1,812,500
Discounts on asset backed notes	(28)	(32)

Asset backed notes, net of discount	1,999,972	1,812,468
Conduit Facility	300,000	425,000
Commercial paper, net of discount of $175 and $1,305	25,020	178,951
Other vehicle debt	235,801	220,735
Limited partner interest in limited partnership	156,524	107,130

Total vehicle debt and other obligations	2,717,317	2,744,284

Non-vehicle debt:
Term Loan	250,000	-

Total non-vehicle debt	250,000	-

Total debt and other obligations	$2,967,317	$2,744,284

On March 26, 2007, the Company extended its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a three-month period with a capacity of $425 million. The extension period ran through June 25, 2007. The Company renewed its Conduit Facility, effective June 25, 2007, for a 364-day period. The maximum size of the Conduit Facility was reduced from $425 million to $300 million.

On March 26, 2007, the Company extended its Commercial Paper Program for a three-month period at a maximum capacity of $649 million backed by a three-month extension of the Liquidity Facility in the amount of $560 million. The extension period ran through June 25, 2007. The Company renewed its Commercial Paper Program for a 364-day period effective June 25, 2007. The maximum size of the Commercial Paper Program decreased from $649 million to $545 million. The Commercial Paper Program is supported by a renewal of the Liquidity Facility, which was decreased from a maximum size of $560 million to $460 million.

On May 23, 2007, RCFC issued $500 million of asset backed notes (the “2007 Series notes”) primarily to replace maturing asset backed notes. The 2007 Series notes consist of five-year floating rate notes at LIBOR plus 0.14%. In conjunction with the issuance of the 2007 Series notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.16% interest rate.

On June 15, 2007, the Company entered into $600 million in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of June 30, 2007, the Company is in compliance with all covenants. The Revolving Credit Facility, which replaced the Company’s existing $300 million revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had no outstanding working capital borrowings at June 30, 2007. The Term Loan expires on June 15, 2014, and can be used to reduce vehicle debt, to pay related fees and expenses and for general corporate purposes. Initially, the proceeds of the Term Loan were used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The issuance of the Term Loan allows the Company greater flexibility to finance non-program vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments beginning in September 2007, but depending on the occurrence of certain events and cash flows, the required principal payments may be increased.

In June 2007, the Company extended its vehicle financing line of credit with various banks at existing levels, while finalizing negotiations to conform existing covenant calculations to those in the Senior Secured Credit Facilities.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the potential volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.9 billion in asset backed notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $22.1 million at June 30, 2007, comprised of assets, included in receivables. At December 31, 2006, these swaps totaled $11.5 million comprised of assets, included in receivables, of approximately $14.3 million, and liabilities, included in accrued liabilities, of approximately $2.8 million.

The interest rate swap agreements related to the asset backed note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the condensed consolidated statement of income. For the six months ended June 30, 2007 and 2006, the Company recorded the related change in the fair value of the swap agreements of ($3.5) million and ($18.3) million, respectively, as a net increase in fair value of derivatives in its condensed consolidated statements of income.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded income of $4.2 million, which is net of income taxes, in total comprehensive income for the six month period ended June 30, 2007 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $0.8 million of net deferred gain related to the 2007 Swap will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Net income	$15,321	$26,655	$20,483	$48,461

Interest rate swap adjustment on 2007 swap	4,194	-	4,194	-
Foreign currency translation adjustment	2,649	1,680	2,756	1,599

Comprehensive income	$22,164	$28,335	$27,433	$50,060

12.	INCOME TAXES

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

For the three months and six months ended June 30, 2007, the overall effective tax rate of 43.1% and 46.1%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 and as of June 30, 2007, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to June 30, 2007.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2003 through 2006 are subject to examination by federal taxing authorities and the tax years 2002 through 2006 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the six months ended June 30, 2007.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the six months ended June 30, 2007. Since inception of the share repurchase programs, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling approximately $156.0 million, all of which were made in open market transactions. At June 30, 2007, the $300 million share repurchase program had $188.7 million of remaining authorization through December 31, 2008.

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP No. FIN 48-1”). This FSP amends FIN No. 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits under FIN No. 48. The Company applied the provisions of FSP No. FIN 48-1 upon the initial adoption of FIN No. 48 on January 1, 2007, as required. The application of this FSP did not have a material impact on the Company’s consolidated financial position or results of operations.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2007	2006	2007	2006

REVENUES:
Vehicle rentals	95.5%	92.4%	94.4%	92.1%
Vehicle leasing	2.2	3.7	2.1	3.6
Fees and services	2.1	2.9	2.4	3.2
Other	0.2	1.0	1.1	1.1

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	49.9	49.5	50.3	50.5
Vehicle depreciation and lease charges, net	26.9	20.9	25.3	19.6
Selling, general and administrative	13.3	15.8	14.7	16.5
Interest expense, net of interest income	6.4	5.6	5.6	5.0

Total costs and expenses	96.5	91.8	95.9	91.6

(Increase) decrease in fair value of derivatives	(2.5)	(2.4)	(0.4)	(2.3)

INCOME BEFORE INCOME TAXES	6.0	10.6	4.5	10.7

INCOME TAX EXPENSE	2.6	4.3	2.1	4.5

NET INCOME	3.4%	6.3%	2.4%	6.2%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2007	2006	Change		2007	2006	Change

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	135,003	126,793	6.5%		122,130	116,308	5.0%
Number of rental days	10,088,287	9,647,805	4.6%		18,261,107	17,745,966	2.9%
Vehicle utilization	82.1%	83.6%	(1.5) p.p.		82.6%	84.3%	(1.7) p.p.
Average revenue per day	$42.73	$40.47	5.6%		$43.90	$40.64	8.0%
Monthly average revenue per vehicle	$1,064	$1,027	3.6%		$1,094	$1,033	5.9%

Same Store Vehicle Rental Data: (excludes franchise acquisitions)

Average number of vehicles operated	126,390	126,793	(0.3%	)	114,288	116,308	(1.7%	)
Number of rental days	9,463,402	9,647,805	(1.9%	)	17,125,596	17,745,966	(3.5%	)

Vehicle Leasing Data:

Average number of vehicles leased	5,981	11,212	(46.7%	)	5,702	10,126	(43.7%	)
Monthly average revenue per vehicle	$543	$462	17.5%		$522	$461	13.2%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

During the second quarter of 2007, the Company achieved revenue growth primarily from higher revenue per day and volume related to franchise acquisitions. The Company also experienced higher vehicle depreciation and interest costs during the quarter. These costs exceeded the revenue growth and resulted in lower profits for the second quarter of 2007 as compared to last year’s second quarter.

Operating Results

The Company had income before income taxes of $26.9 million for the second quarter of 2007, as compared to $44.8 million in the second quarter of 2006.

Revenues

	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$431.1	$390.5	$40.6	10.4%
Vehicle leasing	9.7	15.5	(5.8)	(37.4%	)
Fees and services	9.8	12.2	(2.4)	(20.1%	)
Other	1.0	4.4	(3.4)	(76.2%	)

Total revenues	$451.6	$422.6	$29.0	6.9%

Vehicle rental metrics:
Number of rental days	10,088,287	9,647,805	440,482	4.6%
Average revenue per day	$42.73	$40.47	$2.26	5.6%

Vehicle leasing metrics:
Average number of vehicles leased	5,981	11,212	(5,231)	(46.7%	)
Average monthly lease revenue per unit	$543	$462	$81	17.5%

Vehicle rental revenue for the second quarter of 2007 increased 10.4%, due to a 5.6% increase in revenue per day totaling $22.8 million, coupled with a 4.6% increase in rental days totaling $17.8 million. Vehicle rental days increased 6.5% due to 2006 franchisee acquisitions, 2007 franchisee acquisitions and greenfield locations that had not yet annualized but decreased 1.9% on a same store basis.

Vehicle leasing revenue for the second quarter of 2007 decreased 37.4%, due to a 46.7% decrease in the average lease fleet totaling $7.3 million, partially offset by a 17.5% increase in the average lease rate totaling $1.5 million. Lease rates increased as a result of higher vehicle depreciation and financing costs and the decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations.

Fees and services revenue decreased 20.1%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Other revenue decreased $3.4 million primarily due to a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $5.0 million. The revenue relating to these plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income. This $5.0 million decrease is partially offset by a $1.6 million increase in parking revenues.

Expenses

	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$225.6	$209.2	$16.4	7.8%
Vehicle depreciation and lease charges, net	121.3	88.1	33.2	37.7%
Selling, general and administrative	60.0	66.9	(6.9)	(10.3%	)
Interest expense, net of interest income	29.0	23.8	5.2	22.2%

Total expenses	$435.9	$388.0	$47.9	12.3%

(Increase) decrease in fair value of derivatives	$(11.2)	$(10.3)	$(0.9)	8.8%

Direct vehicle and operating expenses for the second quarter of 2007 increased $16.4 million, primarily due to a higher number of vehicles operated and higher transaction levels. As a percent of revenue, direct vehicle and operating expenses were 49.9% in the second quarter of 2007, compared to 49.5% in the second quarter of 2006.

The increase in direct vehicle and operating expense in the second quarter of 2007 resulted from the following:

➢

Facility and airport concession expenses increased $7.5 million. This increase resulted from increases in concession fees of $5.8 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $1.7 million.

➢	Commission expenses increased $3.4 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $2.5 million. Salary expenses increased approximately $3.2 million from increases in the number of employees and $1.1 million due to higher compensation costs per employee, partially offset by a reduction of $1.2 million related to lower incentive compensation expense.

➢

Vehicle related costs increased $1.2 million. This increase resulted from a $2.9 million increase in net vehicle damage and maintenance expense, a $2.0 million increase in gasoline expense which is generally recovered in revenue from customers and a $0.7 million increase in various other fleet related categories. These increases were partially offset by a decrease in vehicle insurance expense of $4.4 million due to favorable adjustments to insurance reserves relating to favorable developments in claims history.

Net vehicle depreciation and lease charges for the second quarter of 2007 increased $33.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 26.9% in the second quarter of 2007, compared to 20.9% in the second quarter of 2006.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $39.8 million, resulting primarily from a 39.2% increase in the average depreciation rate, coupled with a 2.7% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program Vehicles and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $6.0 million. This increase resulted from a higher average gain per unit and an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $0.6 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the second quarter of 2007 decreased $6.9 million, resulting from a $7.6 million decrease in general and administrative expenses offset by a $0.7 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 13.3% of revenue in the second quarter of 2007, compared to 15.8% in the second quarter of 2006.

The decrease in selling, general and administrative expenses in the second quarter of 2007 resulted from the following:

➢

Personnel related expenses decreased $13.2 million due primarily to lower personnel costs of approximately $6.8 million principally related to information technology (“IT”) employees outsourced in October 2006, a $3.6 million decrease in performance share expense, a $2.5 million decrease in incentive compensation expense and a $0.3 million reduction in group health insurance. The decrease in incentive compensation expense is related to lower levels of earnings in the second quarter of 2007 compared to the second quarter of 2006. Additionally, the decrease in performance share expense in 2007 related to a non-recurring 2006 change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 as well as lower levels of earnings in the second quarter of 2007 compared to the second quarter of 2006.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $5.0 million, which is offset in other revenue and, therefore, did not impact net income.

➢	IT related expenses increased $8.9 million, primarily due to base contract fees paid to EDS for the outsourcing of information technology services.

➢	Transition costs relating to the outsourcing of IT and call center operations were $1.5 million, including salary related expenses.

➢	Sales and marketing expenses increased $0.7 million.

Net interest expense for the second quarter of 2007 increased $5.2 million due to higher interest rates and higher average vehicle debt and interest expense related to the term debt in addition to a $1.4 million write off of unamortized deferred financing fees related to the retired revolving credit facility. Net interest expense was 6.4% of revenue in the second quarter of 2007, compared to 5.6% in the second quarter of 2006.

The income tax provision for the second quarter of 2007 was $11.6 million. The effective income tax rate for the second quarter of 2007 was 43.1% compared to 40.6% for the second quarter of 2006. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2007 or 2006, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

During the first half of 2007, the Company achieved revenue growth from higher revenue per day and volume related to franchise acquisitions. The Company also experienced higher vehicle depreciation and interest costs. These cost increases coupled with an unfavorable change in the (increase) decrease in fair value of derivatives exceeded the revenue growth and resulted in lower profits for the first half of 2007 as compared to the first half of 2006.

Operating Results

The Company had income of $38.0 million before income taxes for the first half of 2007, as compared to income before income taxes of $84.1 million in the first half of 2006.

Revenues

	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$801.7	$721.2	$80.5	11.2%
Vehicle leasing	17.8	28.0	(10.2)	(36.3%	)
Fees and services	20.6	24.7	(4.1)	(16.8%	)
Other	9.5	9.2	0.3	2.9%

Total revenues	$849.6	$783.1	$66.5	8.5%

Vehicle rental metrics:
Number of rental days	18,261,107	17,745,966	515,141	2.9%
Average revenue per day	$43.90	$40.64	$3.26	8.0%

Vehicle leasing metrics:
Average number of vehicles leased	5,702	10,126	(4,424)	(43.7%	)
Average monthly lease revenue per unit	$522	$461	$61	13.2%

Vehicle rental revenue for the first half of 2007 increased 11.2%, due to an 8.0% increase in revenue per day totaling $59.6 million, coupled with a 2.9% increase in rental days totaling $20.9 million. Vehicle rental days increased 6.4% due to 2006 franchise acquisitions, 2007 franchise acquisitions and greenfield locations that had not yet annualized but decreased 3.5% on a same store basis.

Vehicle leasing revenue for the first half of 2007 decreased 36.3%, due to a 43.7% decrease in the average lease fleet totaling $12.3 million, partially offset by a 13.2% increase in the average lease rate totaling $2.1 million. The decline in volume was due to fewer vehicles leased to franchisees, which is primarily attributable to the shift of several locations from franchised operations to corporate operations, and the increase in lease rates resulted from higher vehicle depreciation and financing costs.

Fees and services revenue decreased 16.8%, primarily due to lower revenues from franchisees due to the shift of several locations from franchised operations to corporate operations.

Other revenue remained basically flat primarily due to an increase of $3.3 million in parking revenues, offset by a decrease of $3.8 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to these plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$427.0	$395.3	$31.7	8.0%
Vehicle depreciation and lease charges, net	214.6	153.2	61.4	40.1%
Selling, general and administrative	125.3	128.9	(3.6)	(2.8%	)
Interest expense, net of interest income	48.1	39.9	8.2	20.6%

Total expenses	$815.0	$717.3	$97.7	13.6%

(Increase) decrease in fair value of derivatives	$(3.5)	$(18.3)	$14.8	(81.1%	)

Direct vehicle and operating expenses for the first half of 2007 increased $31.7 million, primarily due to higher fleet and transaction levels coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 50.3% in the first half of 2007, compared to 50.5% in the first half of 2006.

The increase in direct vehicle and operating expense in the first half of 2007 resulted from the following:

➢

Facility and airport concession expenses increased $12.3 million. This increase resulted from increases in concession fees of $9.2 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $3.1 million.

➢	Commission expenses increased $7.8 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $6.1 million. Salary expenses increased approximately $5.2 million from increases in the number of employees and $4.0 million due to higher compensation costs per employee, partially offset by $1.7 million due to decreased costs in group health insurance and $1.5 million due to lower incentive compensation expense.

➢

Vehicle related costs increased $1.6 million. This increase resulted from a $3.3 million increase in gasoline expense which is generally recovered in revenue from customers and a $2.1 million increase in net vehicle damage and maintenance expense. These increases were partially offset by a decrease in vehicle insurance expense of $4.4 million due to favorable adjustments to insurance reserves relating to favorable developments in claims history.

Net vehicle depreciation and lease charges for the first half of 2007 increased $61.4 million. As a percent of revenue, net vehicle depreciation and lease charges were 25.3% in the first half of 2007 compared to 19.6% in the first half of 2006.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $61.3 million, resulting primarily from a 35.4% increase in the average depreciation rate, coupled with a 1.0% increase in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $1.3 million. This decrease resulted from a lower average gain per unit, partially offset by an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.2 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first half of 2007 decreased $3.6 million, resulting from a $4.9 million decrease in general and administrative expenses, partially offset by a $1.3 million increase in sales and marketing expense. As a percent of revenue, selling, general and administrative expenses were 14.7% of revenue in the first half of 2007, compared to 16.5% in the first half of 2006.

The decrease in selling, general and administrative expenses in the first half of 2007 resulted from the following:

➢

Personnel related expenses decreased $22.5 million due primarily to lower personnel costs of approximately $12.1 million principally related to IT employees outsourced in October 2006, a $5.1 million decrease in performance share expense, a $4.2 million decrease in incentive compensation expense and a $1.1 million reduction in group health insurance. The decrease in performance share expense in 2007 related to a non-recurring 2006 change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 as well as lower levels of earnings in the second quarter of 2007 compared to the second quarter of 2006. Additionally, the decrease in incentive compensation expense is related to lower levels of earnings in the second quarter of 2007 compared to the second quarter of 2006.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $3.8 million, which is offset in other revenue and, therefore, did not impact net income.

➢	IT related expenses increased $18.1 million, primarily due to base contract fees paid to EDS for the outsourcing of information technology services.

➢	Transition costs relating to the outsourcing of IT and call center operations were $4.0 million, including salary related expenses.

➢	Sales and marketing expenses increased $1.3 million.

Net interest expense for the first half of 2007 increased $8.2 million due to higher interest rates and higher average vehicle debt, lower cash balances, interest expense related to the term debt in addition to a $1.4 million write off of unamortized deferred financing fees related to the retired revolving credit facility. These increases were partially offset by an increase in the rate received on interest reimbursements relating to vehicle programs. Net interest expense was 5.6% of revenue in the first half of 2007, compared to 5.0% in the first half of 2006.

The income tax provision for the first half of 2007 was $17.5 million. The effective income tax rate for the first half of 2007 was 46.1% compared to 42.4% for the first half of 2006. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2007 or 2006, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects the travel environment to remain stable in 2007. Rental rates, which are highly competitive within the rental car industry, increased significantly in the first half of 2007. The Company expects rental rates to continue to increase with more significant increases in peak demand periods and more moderate increases during off-peak periods. The Company expects continued growth in rental day volume resulting from franchise acquisitions, new local market stores, and expanding and diversifying its customer base.

Vehicle manufacturers are reducing total capacity and reducing vehicle supply to the rental car industry; however, the Company has adequate fleet to meet its forecasted growth in 2007. Vehicle manufacturers have also significantly increased industry vehicle costs by increasing Program Vehicle depreciation rates and lowering incentives for both Program and Non-Program Vehicles for the 2007 model year. Vehicle cost increases will progressively moderate in the last half of 2007 as higher 2007 vehicle costs annualize and 2008 model year vehicles begin to be purchased. The Company expects cost increases from the 2008 model year vehicles will moderate substantially from the 25 percent increase estimated in 2007. Continuing with the 2008 model year vehicles, the Company plans to operate a larger proportion of Non-Program Vehicles, which will increase its exposure to fluctuations in the used car market.

Interest costs will continue to rise due to the higher cost Term Loan and higher interest rates. The Company also expects higher costs relating to commissions to continue in 2007, due to volume increases on the third party Internet reservation channels. These higher costs, including vehicle depreciation, will negatively impact the Company’s profits unless the Company can increase rental rates substantially and achieve other cost reductions.

The Company has several initiatives related to both cost control and revenue growth. Relating to cost control, the Company has flattened the management structure and made staff reductions at its Tulsa-based headquarters to lower its cost structure, streamline processes and decision making and improve customer service. These personnel reductions are expected to result in cost savings on an annual basis; however, the Company expects to record approximately $2.5 million in severance costs during the third quarter of 2007. These one-time severance costs are expected to offset the majority of savings from the management reorganization in 2007; however, personnel cost savings are expected to be realized in 2008 and beyond. The Company has begun implementing productivity improvements in each of its field locations utilizing lean management techniques. Also, the Company will be installing fleet optimization software to enhance its management of fleet costs. These initiatives are in addition to the outsourcing of IT services and a significant portion of the Company’s call center operations which have already occurred, With respect to revenue growth, the Company has increased its focus on the domestic corporate segment and the international inbound segment of its business, and is offering more value-added products to its customers such as the new Style Series, which offers high-end vehicles in certain leisure markets, and increasing the number of GPS units offered. Additionally, the Company has begun a moderate expansion of its local market business and will continue to experience growth through its franchise acquisition program.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds. Cash generated by operating activities of $306.2 million for the six months ended June 30, 2007 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan (hereinafter defined). These letters of credit are provided under the Company’s Revolving Credit Facility. Vehicle manufacturer downgrades often result in increases in required credit enhancement levels for asset backed vehicle financing. Along with the recently completed acquisition of the Company’s primary vehicle supplier, the Company will be required to increase credit enhancement levels on vehicle purchases.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A significant portion of the secured vehicle financing consists of asset backed notes. The Company generally issues additional notes each year primarily to replace maturing notes. The Company believes the asset backed note market continues to be a viable source of vehicle financing.

Cash used in investing activities was $504.6 million. The principal use of cash in investing activities during the six months ended June 30, 2007, was the purchase of revenue-earning vehicles, which totaled $2.6 billion. This use of cash was partially offset by $1.9 billion in proceeds from the sale of used revenue-earning vehicles. Restricted cash and investments at June 30, 2007, decreased $279.9 million from the previous year, including $285.9 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $6.0 million. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $20.2 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $23.0 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $200.7 million primarily due to the issuance of $500 million in asset backed notes in May 2007, the issuance of the $250 million Term Loan in June 2007 and an increase in other existing bank vehicle lines of credit of $64.5 million. Cash provided by financing activities was partially offset by the maturity of asset backed notes totaling $312.5 million, a $154.0 million net decrease in commercial paper, a $125 million decrease under the Conduit Facility (hereinafter defined) and a payoff of debt assumed in a recent franchise acquisition of $14.1 million.

The Company uses a like-kind exchange program for its vehicles where it disposes of vehicles and acquires replacement vehicles in a form which allows the tax basis gains on these dispositions to be deferred. The like-kind exchange program has resulted in a material deferral of federal and state income taxes for fiscal years beginning in 2002 and extending through the quarter ended June 30, 2007. The benefit of the deferral is dependent on timely reinvestment of vehicle disposition proceeds in replacement vehicles; therefore, a downsizing of the Company’s fleet or reduced vehicle purchases could result in reduced deferrals and increased payments of federal and state income taxes, after considering the effect of net operating losses.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At June 30, 2007, the Company had $70.7 million in letters of credit, for such purposes, including $58.6 million in letters of credit already noted under the Revolving Credit Facility, and $38.5 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at June 30, 2007 was comprised of $2.0 billion in asset backed notes with maturities ranging from 2007 to 2012. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.20% to 5.27%, including certain floating rate notes swapped to fixed rates. On May 23, 2007, RCFC issued an additional $500 million of five-year asset backed notes consisting of floating rate notes at LIBOR plus 0.14%. In conjunction with the asset backed notes issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.16% interest rate.

Conduit Facility

On March 26, 2007, the Company extended its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a three-month period with a capacity of $425 million. The extension period ran through June 25, 2007. The Company renewed its Conduit Facility, effective June 25, 2007, for a 364-day period. The maximum size of the Conduit Facility was reduced from $425 million to $300 million.

Commercial Paper Program and Liquidity Facility

On March 26, 2007, the Company extended its Commercial Paper Program for a three-month period at a maximum capacity of $649 million backed by a three-month extension of the Liquidity Facility in the amount of $560 million. The extension period ran through June 25, 2007. The Company renewed its Commercial Paper Program for a 364-day period effective June 25, 2007. The maximum size of the Commercial Paper Program decreased from $649 million to $545 million. The Commercial Paper Program is supported by a renewal of the Liquidity Facility, which was decreased from a maximum size of $560 million to $460 million. At June 30, 2007, the Company had $25.0 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at June 30, 2007. The Company had $235.8 million in borrowings outstanding under these lines at June 30, 2007. All lines of credit are collateralized by the related vehicles. In June 2007, the Company extended its line of credit with various banks at existing levels, while finalizing negotiations to conform existing covenant calculations to those in the Senior Secured Credit Facilities.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At June 30, 2007, DTG Canada had approximately CND $166.8 million (US $156.5 million) funded under this program.

Senior Secured Credit Facilities

On June 15, 2007, the Company entered into $600 million in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of June 30, 2007, the Company is in compliance with all covenants.

The Revolving Credit Facility, which replaced the Company’s existing $300 million revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $172.0 million and no working capital borrowings at June 30, 2007.

The Term Loan expires on June 15, 2014, and can be used to reduce vehicle debt, to pay related fees and expenses and for general corporate purposes. Initially, the proceeds of the Term Loan were used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The issuance of the Term Loan allows the Company greater flexibility to finance non-program vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments beginning in September 2007, but depending on the occurrence of certain events and cash flows, the required principal payments may be increased.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2007, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2007, cash and cash equivalents totaled $194.2 million and restricted cash and investments totaled $109.8 million. The Company estimates that, for 2007, approximately 35% of its average debt will bear interest at floating rates.

At June 30, 2007, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2006, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements.

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

b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no changes to the risk factors disclosed in Item 1A of our most recent Form 10-K or the Form 10-Q for the period ended March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2007 - April 30, 2007	-	$-	-	$188,692,000

May 1, 2007 - May 31, 2007	-	$-	-	$188,692,000

June 1, 2007 - June 30, 2007	-	$-	-	$188,692,000

Total	-		-

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the six months ended June 30, 2007. Since inception of the share repurchase programs, the Company has repurchased 4,110,500 shares of common stock at an average price of $37.96 per share totaling $156.0 million, all of which were made in open market transactions. At June 30, 2007, the $300 million share repurchase program has $188.7 million of remaining authorization to be completed by December 31, 2008. The Company plans to begin repurchasing shares in the third quarter of 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[a]

On May 17, 2007, the Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

[b]	The following matters were voted on at the Annual Meeting of Stockholders of the Company:

Proposal 1 – Election of Directors.

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Molly Shi Boren	20,508,338	72,407
Thomas P. Capo	20,506,639	74,106
Maryann N. Keller	20,506,889	73,856
The Hon. Edward C. Lumley	19,793,101	787,644
Richard W. Neu	20,506,939	73,806
Gary L. Paxton	20,509,589	71,156
John C. Pope	19,437,213	1,143,532
Edward L. Wax	20,509,588	71,157

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2007 year. A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2007 was adopted, with 20,439,777 votes cast for, 132,693 votes cast against and 8,275 votes abstained.

ITEM 6.	EXHIBITS

4.175

Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 2007, Commission File No. 1-13647*

4.176

Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.177

Enhancement Letter of Credit Application and Agreement dated as of May 23, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Credit Suisse, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.178

Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.179

CP Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among Dollar Thrifty Funding Corp., DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 1998-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.180

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2000-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.181

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2004-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.182

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2005-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.183

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.184

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.185

Amendment No. 12 to Note Purchase Agreement dated as of June 19, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and JPMorgan Chase Bank, National Association, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.186

Amendment No. 1 to Amended and Restated Series 2000-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Mizuho Corporate Bank, Ltd. and Working Capital Management Co., LP, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.187

Extension Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.188

Amendment No. 12 to Liquidity Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.189

Amendment No. 1 to Second Amended and Restated Series 1998-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.190

Amendment No. 1 dated as of June 19, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.191	Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.192

Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc.**

10.143

Credit Agreement dated as of June 15, 2007 among Dollar Thrifty Automotive Group, as the borrower, various financial institutions as are or may become parties thereto, Deutsche Bank Trust Company Americas, as the administrative agent, The Bank of Nova Scotia, as the syndication agent, and Deutsche Bank Securities Inc. and The Bank of Nova Scotia as the joint lead arrangers and joint bookrunners, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

10.144	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.145	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.146	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.147	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.148	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.**
10.149	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.150	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.151	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**

10.152	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.153	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.**
15.28	Letter from Deloitte & Touche LLP regarding interim financial information**
23.34

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2006, filed June 26, 2007, Commission File No. 1-13647*

31.43	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.44	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.43	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.44	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.38

News release announcing Dollar Thrifty Automotive Group, Inc. is seeking $600 million in a new Senior Secured Credit Facility issued by Dollar Thrifty Automotive Group, Inc. on May 21, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 21, 2007, Commission File No. 1-13647*

99.39

News release announcing Dollar Thrifty Automotive Group, Inc. completes $600 million in new Senior Secured Credit Facilities issued by Dollar Thrifty Automotive Group, Inc. on June 18, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 18, 2007, Commission File No. 1-13647*

99.41

News release reporting Second Quarter Financial Results for 2007, issued by Dollar Thrifty Automotive Group, Inc. on August 7, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 7, 2007, Commission File No. 1-13647*

____________________

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 7, 2007	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

August 7, 2007	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.191	Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.192

Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc.

10.144	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.145	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.146	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.147	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.148	Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.
10.149	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.150	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.151	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.152	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.153	Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc.
15.28	Letter from Deloitte & Touche LLP regarding interim financial information

31.43	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.44	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.43	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.44	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002