Form 10-Q
period 2007-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2007-11-07
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2007 was 21,467,939.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	28

ITEM	4. CONTROLS AND PROCEDURES	29

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	30

ITEM	1A. RISK FACTORS	30

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	30

ITEM	5. OTHER INFORMATION	31

ITEM	6. EXHIBITS	32

SIGNATURES	33

INDEX TO EXHIBITS	34

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2007

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Unaudited)
	2007	2006	2007	2006

REVENUES:
Vehicle rentals	$501,381	$451,435	$1,303,043	$1,172,614
Other	20,639	33,272	68,544	95,229

Total revenues	522,020	484,707	1,371,587	1,267,843

COSTS AND EXPENSES:
Direct vehicle and operating	245,824	233,113	672,812	628,393
Vehicle depreciation and lease charges, net	143,053	122,503	357,677	275,716
Selling, general and administrative	59,427	66,396	184,728	195,313
Interest expense, net of interest income	35,808	33,005	83,919	72,882

Total costs and expenses	484,112	455,017	1,299,136	1,172,304

(Increase) decrease in fair value of derivatives	21,660	25,391	18,202	7,135

INCOME BEFORE INCOME TAXES	16,248	4,299	54,249	88,404

INCOME TAX EXPENSE (BENEFIT)	4,935	(1,585)	22,453	34,059

NET INCOME	$11,313	$5,884	$31,796	$54,345

BASIC EARNINGS PER SHARE	$0.50	$0.25	$1.38	$2.22

DILUTED EARNINGS PER SHARE	$0.48	$0.24	$1.32	$2.12

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2007	2006

	(Unaudited)
ASSETS:
Cash and cash equivalents	$189,767	$191,981
Restricted cash and investments	415,802	389,794
Receivables, net	201,298	242,349
Prepaid expenses and other assets	102,473	98,020
Revenue-earning vehicles, net	2,725,972	2,623,719
Property and equipment, net	120,927	116,787
Income taxes receivable	3,424	2,585
Intangible assets, net	96,484	66,160
Goodwill	281,271	280,103

	$4,137,418	$4,011,498

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$69,071	$65,251
Accrued liabilities	198,894	183,887
Deferred income tax liability	276,825	266,455
Vehicle insurance reserves	109,876	103,921
Debt and other obligations	2,854,593	2,744,284

Total liabilities	3,509,259	3,363,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,882,845 and 27,594,867 issued, respectively, and 21,796,239 and 23,484,367 outstanding, respectively	278	275
Additional capital	798,237	791,452
Retained earnings	39,092	7,782
Accumulated other comprehensive income	6,659	4,217
Treasury stock, at cost (6,086,606 shares
and 4,110,500 shares, respectively)	(216,107)	(156,026)

Total stockholders’ equity	628,159	647,700

	$4,137,418	$4,011,498

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,796	$54,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	378,026	287,441
Non-vehicle depreciation	16,098	15,207
Net gains from disposition of revenue-earning vehicles	(22,767)	(17,220)
Amortization	4,675	4,801
Write-off of software	3,240	-
Performance share incentive plan	6,794	10,862
Interest income earned on restricted cash and investments	(9,089)	(11,135)
Net (gains)/losses from sale of property and equipment	(6)	72
Provision for losses on receivables	643	20
Deferred income taxes	11,549	31,818
(Increase) decrease in fair value of derivatives	18,202	7,135
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(667)	(12,436)
Receivables	30,326	(16,811)
Prepaid expenses and other assets	5,841	1,839
Accounts payable	5,502	(6,192)
Accrued liabilities	(959)	22,359
Vehicle insurance reserves	5,955	7,717
Other	4,460	924

Net cash provided by operating activities	489,619	380,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,925,870)	(3,296,144)
Proceeds from sales	2,480,488	2,234,741
Net change in restricted cash and investments	(16,919)	536,685
Property, equipment and software:
Purchases	(34,159)	(24,418)
Proceeds from sales	1,196	3
Acquisition of businesses, net of cash acquired	(23,832)	(29,583)

Net cash used in investing activities	(519,096)	(578,716)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	3,366,091	6,044,603
Payments of vehicle debt and other obligations	(3,505,164)	(5,785,971)
Proceeds from non-vehicle debt	250,000	-
Payments of non-vehicle debt	(625)	-
Payments of debt assumed through acquisition	(14,092)	-
Issuance of common shares	1,346	6,139
Purchase of common stock for the treasury	(60,081)	(91,913)
Financing issue costs	(10,212)	(7,387)

Net cash provided by financing activities	27,263	165,471

CHANGE IN CASH AND CASH EQUIVALENTS	(2,214)	(32,499)

CASH AND CASH EQUIVALENTS:
Beginning of period	191,981	274,299

End of period	$189,767	$241,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$12,933	$14,193

Interest	$79,724	$88,658

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Receivables from capital lease of vehicles to franchisees	$-	$917

Purchases of property, equipment and software included in accounts payable	$755	$853

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

Long-Term Incentive Plan

At September 30, 2007, the Company’s common stock authorized for issuance under the long-term incentive plan and director equity plan (“LTIP”) for employees and non-employee directors was 1,773,693 shares. The Company has 252,231 shares available for future LTIP awards at September 30, 2007 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $4.4 million and $6.8 million during the three months and nine months ended September 30, 2007, respectively, and $3.5 million and $10.9 million during the three months and nine months ended September 30, 2006, respectively, for such awards. The decrease in compensation costs for the nine months ended September 30, 2007 resulted from a $2.2 million charge in 2006 related to a change in estimate for the final calculation of the vested 2003 performance share awards and a $1.9 million reduction in 2007 to reflect current performance estimates.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors. During the nine months ended September 30, 2007, there were no non-qualified option rights granted and there were 48,165 options exercised.

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

	Nine Months Ended
	September 30,

	2007	2006

Weighted-average expected life (in years)	3	3
Expected price volatility	28.10%	30.50%
Risk-free interest rate	4.88%	4.54%

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2007 and any changes during the nine months ended September 30, 2007:

		Weighted-Average
	Shares	Grant Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2007	702	$35.67
Granted	148	56.60
Vested	(230)	28.89
Forfeited	(93)	33.61

Nonvested at September 30, 2007	527	$44.91

At September 30, 2007, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $7.3 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.9 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. No performance shares vested or were issued during the three months ended September 30, 2007. The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2007 was $9.5 million. The maximum amount of performance shares that may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the nine months ended September 30, 2007, the Company granted 21,610 shares with a grant-date fair value of $46.90. At September 30, 2007, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.2 million, which is expected to be recognized over the next three months.

3.	ACQUISITIONS

During the nine months ended September 30, 2007, the Company added seven locations by acquiring its former franchisee in Seattle, Washington and Portland, Oregon. The Company also acquired certain assets and assumed certain liabilities relating to 20 locations from former franchisees in Pittsburgh, Middletown/Harrisburg, Allentown and Erie, Pennsylvania; McAllen, Texas; Burlington, Vermont; Knoxville, Tennessee; Louisville, Kentucky; and Providence, Rhode Island. Total cash paid during the nine months ended September 30, 2007, net of cash acquired for acquisitions, was $23.8 million. The Company recognized an additional $25.4 million in unamortized intangible assets for reacquired franchise rights during the nine months ended September 30, 2007 (Note 7). The Company did not recognize any goodwill related to these transactions.

Each of these transactions has been accounted for using the purchase method of accounting, and operating results of the acquirees from the dates of acquisition are included in the condensed consolidated statements of income of the Company. These acquisitions are not material individually or collectively to amounts presented for the nine months ended September 30, 2007.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Depreciation of revenue-earning vehicles	$149,766	$120,478	$378,026	$287,441
Net gains from disposal of revenue-earning vehicles	(7,286)	(390)	(22,767)	(17,220)
Rents paid for vehicles leased	573	2,415	2,418	5,495

	$143,053	$122,503	$357,677	$275,716

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Net Income	$11,313	$5,884	$31,796	$54,345

Basic EPS:
Weighted average common shares	22,695,359	23,884,407	23,075,896	24,456,656

Basic EPS	$0.50	$0.25	$1.38	$2.22

Diluted EPS:
Weighted average common shares	22,695,359	23,884,407	23,075,896	24,456,656

Shares contingently issuable:
Stock options	142,749	244,603	181,268	285,464
Performance awards	279,695	377,338	272,544	421,449
Employee compensation shares deferred	427,255	359,928	413,518	255,069
Director compensation shares deferred	162,493	170,615	184,530	168,096

Shares applicable to diluted	23,707,551	25,036,891	24,127,756	25,586,734

Diluted EPS	$0.48	$0.24	$1.32	$2.12

For the three months and nine months ended September 30, 2007 and 2006, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Trade accounts receivable	$123,365	$114,492
Due from Chrysler	39,194	95,223
Car sales receivable	24,178	19,384
Other vehicle manufacturer receivables	16,012	7,781
Fair value of interest rate swap	3,706	14,271
Notes receivable	341	1,159

	206,796	252,310
Less: Allowance for doubtful accounts	(5,498)	(9,961)

	$201,298	$242,349

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program and Non-Program Vehicles.

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days.

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 10).

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Amortized intangible assets
Software and other intangible assets	$75,210	$65,521
Less accumulated amortization	(41,746)	(36,997)

	33,464	28,524
Unamortized intangible assets
Reacquired franchise rights	63,020	37,636

Total intangible assets	$96,484	$66,160

In the third quarter of 2007, the Company wrote off $3.2 million of software made obsolete by new fleet optimization software that the Company began implementing during the third quarter. This amount is reflected in selling, general and administrative expense on the condensed consolidated statement of income.

The Company adopted the provisions of Emerging Issues Task Force (“EITF”) No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination” (“EITF No. 04-1”) on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed during the nine months ended September 30, 2007, the Company established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. Historically, the Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. However, in 2007, the Company changed this election to the second quarter. Therefore, even though the Company performed an impairment test in the fourth quarter of 2006, the Company performed another impairment test in the second quarter of 2007 as its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. The Company intends to perform its annual impairment test on reacquired franchise rights during the second quarter of each year, unless circumstances arise that require more frequent testing. Intangible assets with finite useful lives are amortized over their respective useful lives.

8.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2007, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$280,103
Effect of change in rates used for foreign currency translation	1,168

Balance as of September 30, 2007	$281,271

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2007 and December 31, 2006 consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Vehicle debt and other obligations:
Asset backed notes
2007 Series notes	$500,000	$-
2006 Series notes	600,000	600,000
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	-	312,500

	2,000,000	1,812,500
Discounts on asset backed notes	(25)	(32)

Asset backed notes, net of discount	1,999,975	1,812,468
Conduit Facility	180,000	425,000
Commercial paper, net of discount of $24 and $1,305	3,526	178,951
Other vehicle debt	199,852	220,735
Limited partner interest in limited partnership	221,865	107,130

Total vehicle debt and other obligations	2,605,218	2,744,284

Non-vehicle debt:
Term Loan	249,375	-

Total non-vehicle debt	249,375	-

Total debt and other obligations	$2,854,593	$2,744,284

On June 25, 2007, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a 364-day period. The maximum size of the Conduit Facility was reduced from $425 million to $300 million.

On June 25, 2007, the Company renewed its Liquidity Facility, a back-stop for the Company's Commercial Paper Program, for a 364-day period. The maximum size of the Liquidity Facility decreased from $560 million to $460 million. The Commercial Paper Program was also renewed for a 364-day period and was decreased from a maximum size of $649 million to $545 million.

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

On June 15, 2007, the Company entered into $600 million in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of September 30, 2007, the Company is in compliance with all covenants. The Revolving Credit Facility, which replaced the Company’s former $300 million revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstandng under the Revolving Credit Facility of approximately $176.2 million and no working capital borrowings at September 30, 2007. The Term Loan expires on June 15, 2014, and was used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The Term Loan allows the Company greater flexibility to finance non-program vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments which began in September 2007, but depending on the occurrence of certain events and cash flows, the required principal payments may be increased.

On September 28, 2007, the Company renewed for a one year period an existing bank line of credit at the same level and revised the existing covenant calculations to be consistent with those in the Senior Secured Credit Facilities.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.9 billion in asset backed notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $12.9 million at September 30, 2007, comprised of liabilities, included in accrued liabilities, of approximately $16.6 million and assets, included in receivables, of approximately $3.7 million. At December 31, 2006, these swaps totaled $11.5 million comprised of assets, included in receivables, of approximately $14.3 million, and liabilities, included in accrued liabilities, of approximately $2.8 million.

The interest rate swap agreements related to the asset backed note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the condensed consolidated statement of income. For the nine months ended September 30, 2007 and 2006, the Company recorded the related change in the fair value of the swap agreements of $18.2 million and $7.1 million, respectively, as a net decrease in fair value of derivatives in its condensed consolidated statements of income.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded a loss of $3.7 million, which is net of income taxes, in total comprehensive income for the nine month period ended September 30, 2007 (Note 11). Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $0.9 million of net deferred gain related to the 2007 Swap will be reclassified into earnings within the next twelve months.

11.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Net income	$11,313	$5,884	$31,796	$54,345

Interest rate swap adjustment on 2007 swap	(7,911)	-	(3,717)	-
Foreign currency translation adjustment	3,403	(238)	6,159	1,361

Comprehensive income	$6,805	$5,646	$34,238	$55,706

12.	INCOME TAXES

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

For the three months and nine months ended September 30, 2007, the overall effective tax rate of 30.4% and 41.4%, respectively, differed from the U.S. statutory rate due primarily to the financial results of DTG Canada for which no benefit was recorded due to full valuation allowance and state and local taxes.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”, as amended (“FIN No. 48”). Upon adoption of FIN No. 48 and as of September 30, 2007, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to September 30, 2007.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2006 are subject to examination by federal taxing authorities and the tax years 2002 through 2006 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the nine months ended September 30, 2007.

13.	SHARE REPURCHASE PROGRAM

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the nine months ended September 30, 2007, the Company repurchased 1,976,106 shares of common stock at an average price of $30.40 per share totaling $60.1 million. Since inception of the share repurchase programs, the Company has repurchased 6,086,606 shares of common stock at an average price of $35.51 per share totaling approximately $216.1 million, all of which were made in open market transactions. At September 30, 2007, the $300 million share repurchase program had $128.6 million of remaining authorization through December 31, 2008.

14.	COMMITMENTS AND CONTINGENCIES

The Company is a defendant in several class action lawsuits in California. The lawsuits allege that the Company violated wage and hour laws, including not providing meal and rest breaks, failure to reimburse uniform maintenance and failure to pay overtime wages and retaliation and that the Company overcharged customers for certain damage waivers. The Company intends to vigorously defend these matters. As these cases are in the early stages of the legal process, and given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

Various other claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

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

*******

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of income:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Percentage of Revenue)

	2007	2006	2007	2006

REVENUES:
Vehicle rentals	96.0%	93.1%	95.0%	92.5%
Other	4.0	6.9	5.0	7.5

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	47.1	48.1	49.1	49.6
Vehicle depreciation and lease charges, net	27.4	25.3	26.1	21.7
Selling, general and administrative	11.4	13.7	13.5	15.4
Interest expense, net of interest income	6.8	6.8	6.0	5.8

Total costs and expenses	92.7	93.9	94.7	92.5

(Increase) decrease in fair value of derivatives	4.2	5.2	1.3	0.5

INCOME BEFORE INCOME TAXES	3.1	0.9	4.0	7.0

INCOME TAX EXPENSE (BENEFIT)	0.9	(0.3)	1.7	2.7

NET INCOME	2.2%	1.2%	2.3%	4.3%

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

			%				%
U.S. and Canada	2007	2006	Change		2007	2006	Change

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	138,524	137,481	0.8%		127,654	123,443	3.4%
Number of rental days	10,749,841	10,748,298	0.0%		29,010,948	28,494,264	1.8%
Vehicle utilization	84.4%	85.0%	(0.6) p.p.		83.2%	84.6%	(1.4) p.p.
Average revenue per day	$46.64	$42.00	11.0%		$44.92	$41.15	9.2%
Monthly average revenue per vehicle	$1,206	$1,095	10.1%		$1,134	$1,055	7.5%

Same Store Vehicle Rental Data: (excludes franchise acquisitions)

Average number of vehicles operated	131,506	137,481	(4.3%	)	120,091	123,443	(2.7%	)
Number of rental days	10,206,816	10,748,298	(5.0%	)	27,332,412	28,494,264	(4.1%	)

Vehicle Leasing Data:

Average number of vehicles leased	6,116	11,866	(48.5%	)	5,841	10,712	(45.5%	)
Monthly average revenue per vehicle	$582	$497	17.1%		$543	$474	14.6%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

During the third quarter of 2007, the Company achieved revenue growth primarily from higher revenue per day. For the third quarter of 2007, the Company incurred higher vehicle depreciation and interest costs partially offset by less of a decrease in fair value of derivatives. Revenue growth exceeded cost increases and resulted in higher profits for the third quarter of 2007 as compared to last year’s third quarter.

Operating Results

The Company had income before income taxes of $16.2 million for the third quarter of 2007 compared to $4.3 million in the third quarter of 2006.

Revenues
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$501.4	$451.4	$50.0	11.1%
Other	20.6	33.3	(12.7)	(38.0%	)

Total revenues	$522.0	$484.7	$37.3	7.7%

Vehicle rental metrics:
Number of rental days	10,749,841	10,748,298	1,543	0.0%
Average revenue per day	$46.64	$42.00	$4.64	11.0%

Vehicle rental revenue for the third quarter of 2007 increased 11.1%, due primarily to an 11.0% increase in revenue per day while rental days remained unchanged. Same store vehicle rental days decreased 5.0% which was offset by an increase in rental days from franchisee acquisitions and greenfield locations that had not yet annualized.

Other revenue decreased $12.7 million. This decrease was due to an $11.5 million decline in vehicle leasing revenue and fees and services revenue primarily due to the shift of several locations from franchised operations to corporate operations. Additionally, there was a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $2.7 million. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income. These decreases in other revenue were partially offset by an increase in parking revenues of $1.2 million.

Expenses
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$245.8	$233.1	$12.7	5.5%
Vehicle depreciation and lease charges, net	143.1	122.5	20.6	16.8%
Selling, general and administrative	59.4	66.4	(7.0)	(10.5%	)
Interest expense, net of interest income	35.8	33.0	2.8	8.5%

Total expenses	$484.1	$455.0	$29.1	6.4%

(Increase) decrease in fair value of derivatives	$21.7	$25.4	$(3.7)	(14.7%	)

Direct vehicle and operating expenses for the third quarter of 2007 increased $12.7 million, primarily due to higher fleet and transaction levels coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 47.1% in the third quarter of 2007, compared to 48.1% in the third quarter of 2006.

The increase in direct vehicle and operating expense in the third quarter of 2007 primarily resulted from the following:

➢

Facility and airport concession expenses increased $7.1 million. This increase resulted from increases in concession fees of $5.3 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $1.8 million.

➢	Commission expenses increased $3.6 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $0.7 million. Salary expenses increased approximately $1.9 million due to higher compensation costs per employee, partially offset by a reduction of $1.2 million related to lower incentive compensation expense.

Net vehicle depreciation and lease charges for the third quarter of 2007 increased $20.6 million. As a percent of revenue, net vehicle depreciation and lease charges were 27.4% in the third quarter of 2007, compared to 25.3% in the third quarter of 2006.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $29.3 million, resulting primarily from a 27.1% increase in the average depreciation rate, partially offset by a 2.2% decrease in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on both Program Vehicles and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $6.8 million. This increase resulted from a higher average gain per unit, coupled with an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.9 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the third quarter of 2007 decreased $7.0 million. As a percent of revenue, selling, general and administrative expenses were 11.4% of revenue in the third quarter of 2007, compared to 13.7% in the third quarter of 2006.

The decrease in selling, general and administrative expenses in the third quarter of 2007 resulted from the following:

➢

Personnel related expenses decreased $12.5 million due to lower personnel costs of $11.1 million principally related to information technology (“IT”) employees outsourced in October 2006 and a $3.6 million decrease in incentive compensation expense. These decreases in personnel related expenses are partially offset by higher severance costs of $1.2 million and a $1.0 million increase in performance share expense.

➢	Transition costs relating to the outsourcing of IT operations decreased by $2.7 million, including salary related expenses.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $2.7 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Sales and marketing expenses decreased $1.7 million.

➢	IT related expenses increased $8.7 million, primarily due to base contract fees paid to EDS for the outsourcing of information technology services.

➢	Software expenses increased $3.2 million due to a write off of software made obsolete by new fleet optimization software the Company began implementing in the third quarter of 2007.

Net interest expense for the third quarter of 2007 increased $2.8 million due to higher interest rates, interest expense related to the Term Loan (herinafter defined) and a decrease in the interest reimbursement related to vehicle programs. Net interest expense was 6.8% of revenue in the third quarter of 2007 and 2006.

The income tax provision for the third quarter of 2007 was $4.9 million. The effective income tax rate for the third quarter of 2007 was 30.4% compared to (36.9%) for the third quarter of 2006. This increase in the effective tax rate was due primarily to higher U.S. pretax earnings in relationship to Canadian pretax earnings. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, the Company achieved revenue growth from higher revenue per day and volume related to franchisee acquisitions. The Company also incurred higher vehicle depreciation and interest costs. These cost increases coupled with a comparatively greater decline in the fair value of derivatives exceeded the revenue growth which resulted in lower profits for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Operating Results

The Company had income of $54.2 million before income taxes for the nine months ended September 30, 2007, as compared to income before income taxes of $88.4 million for the nine months ended September 30, 2006.

Revenues
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,303.0	$1,172.6	$130.4	11.1%
Other	68.6	95.2	(26.6)	(28.0%	)

Total revenues	$1,371.6	$1,267.8	$103.8	8.2%

Vehicle rental metrics:
Number of rental days	29,010,948	28,494,264	516,684	1.8%
Average revenue per day	$44.92	$41.15	$3.77	9.2%

Vehicle rental revenue for the nine months ended September 30, 2007 increased 11.1%, due to a 9.2% increase in revenue per day totaling $109.1 million, coupled with a 1.8% increase in rental days totaling $21.3 million. Vehicle rental days increased 5.9% due to 2006 franchisee acquisitions, 2007 franchisee acquisitions and greenfield locations that had not yet annualized but decreased 4.1% on a same store basis.

Other revenue decreased $26.6 million. This decrease was due to a $25.8 million decline in vehicle leasing and fees and services revenue due to the shift of several locations from franchised operations to corporate operations. Additionally, there was a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $6.5 million. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income. These decreases in other revenue were partially offset by an increase in parking revenues of $4.5 million.

Expenses
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$672.8	$628.4	$44.4	7.1%
Vehicle depreciation and lease charges, net	357.7	275.7	82.0	29.7%
Selling, general and administrative	184.7	195.3	(10.6)	(5.4%	)
Interest expense, net of interest income	83.9	72.9	11.0	15.1%

Total expenses	$1,299.1	$1,172.3	$126.8	10.8%

(Increase) decrease in fair value of derivatives	$18.2	$7.1	$11.1	155.1%

Direct vehicle and operating expenses for the nine months ended September 30, 2007 increased $44.4 million, primarily due to higher fleet and transaction levels coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 49.1% in the nine months ended September 30, 2007, compared to 49.6% in the nine months ended September 30, 2006.

The increase in direct vehicle and operating expense in the nine months ended September 30, 2007 resulted from the following:

➢

Facility and airport concession expenses increased $19.4 million. This increase resulted from increases in concession fees of $14.5 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $4.9 million.

➢	Commission expenses increased $11.4 million, which are primarily based on revenue and related to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $6.8 million. Salary expenses increased approximately $5.9 million due to higher compensation costs per employee and $4.7 million from an increase in the number of employees, partially offset by $2.7 million due to lower incentive compensation expense and $1.3 million due to decreased costs in group health insurance.

➢

Vehicle related costs increased $1.6 million. This increase resulted from a $4.3 million increase in net vehicle damage and maintenance expense and a $2.4 million increase in gasoline expense which is generally recovered in revenue from customers. These increases were partially offset by a decrease in vehicle insurance expense of $4.6 million due to favorable adjustments to insurance reserves relating to favorable developments in claims history.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2007 increased $82.0 million. As a percent of revenue, net vehicle depreciation and lease charges were 26.1% in the nine months of 2007 compared to 21.7% in the nine months ended September 30, 2006.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $90.6 million, resulting primarily from a 31.8% increase in the average depreciation rate, partially offset by a 0.2% decrease in the depreciable fleet. The increase in depreciation rate was primarily the result of an increase in depreciation rates on both Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $5.5 million. This increase resulted from a higher average gain per unit, coupled with an increase in the number of units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $3.1 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased $10.6 million. As a percent of revenue, selling, general and administrative expenses were 13.5% of revenue in the nine months ended September 30, 2007, compared to 15.4% in the nine months ended September 30, 2006.

The decrease in selling, general and administrative expenses in the nine months ended September 30, 2007 resulted from the following:

➢

Personnel related expenses decreased $35.0 million due to lower costs of $21.8 million principally related to IT employees outsourced in October 2006, a $7.8 million decrease in incentive compensation expense, a $4.1 million decrease in performance share expense and a $1.3 million reduction in group health insurance. The decrease in performance share expense in 2007 related to a non-recurring 2006 change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 as well as lower earnings in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Additionally, the decrease in incentive compensation expense is related to lower levels of earnings in 2007 as compared to 2006.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $6.5 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Sales and marketing expenses decreased $0.4 million.

➢	IT related expenses increased $26.8 million in base contract fees paid to EDS for the outsourcing of information technology services.

➢	Software expenses increased $3.2 million due to a write off of software made obsolete by new fleet optimization software the Company began implementing in the third quarter of 2007.

➢	Transition costs relating to the outsourcing of IT and call center operations increased $1.3 million, including salary related expenses.

Net interest expense for the nine months ended September 30, 2007 increased $11.0 million due to higher interest rates and higher average vehicle debt, lower cash balances, interest expense related to the Term Loan, and a $1.4 million write off of unamortized deferred financing fees related to the retired revolving credit facility. These increases were partially offset by an increase in interest reimbursements relating to vehicle programs. Net interest expense was 6.0% of revenue for the nine months ended September 30, 2007, compared to 5.8% in the nine months ended September 30, 2006.

The income tax provision for the nine months ended September 30, 2007 was $22.5 million. The effective income tax rate for the nine months ended September 30, 2007 was 41.4% compared to 38.5% for the nine months ended September 30, 2006. This increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes. However, no income tax benefit was recorded for Canadian losses in 2007 or 2006, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook

The Company expects continued growth in revenue in the fourth quarter over the prior year with a modest increase in rental day volume and higher revenue per day. The Company will continue to pursue revenue growth through franchisee acquisitions, opening additional local market stores, and expanding and diversifying its revenue base.

Vehicle cost increases are expected to moderate in the fourth quarter of 2007 and in 2008. The Company is experiencing some delays in vehicle shipments from its primary supplier in the fourth quarter which is causing fourth quarter vehicle cost increases to trend higher than previously expected. Interest costs of the Term Loan entered into in the second quarter are higher relative to asset-backed vehicle debt which it replaced. In addition, the Company has undertaken cost actions to lower costs going forward including outsourcing information technology and call center activities and reducing management and staff positions. The Company began implementing new fleet optimization software in the third quarter of 2007 which is expected to enhance management of fleet and fleet costs. Moderating vehicle cost increases and other cost actions taken should reduce the Company’s dependence on increasing rental pricing going forward.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds. Cash generated by operating activities of $489.6 million for the nine months ended September 30, 2007 was primarily the result of net income, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed notes, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan. These letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined). Vehicle manufacturer downgrades often result in increases in required credit enhancement levels for asset backed vehicle financing. Along with the recently completed acquisition of the Company’s primary vehicle supplier, the Company will be required to increase credit enhancement levels on vehicle purchases. A significant amount of additional credit enhancement was provided from the proceeds of the $250 million Term Loan closed in June 2007 described below.

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

Cash used in investing activities was $519.1 million. The principal use of cash in investing activities during the nine months ended September 30, 2007, was the purchase of revenue-earning vehicles, which totaled $2.9 billion. This use of cash was partially offset by $2.5 billion in proceeds from the sale of used revenue-earning vehicles. Restricted cash and investments at September 30, 2007, increased $26.0 million from the previous year, including $16.9 million provided from vehicle disposition proceeds coupled with interest income earned on restricted cash and investments of $9.1 million. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $34.2 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. The Company also used $23.8 million of cash, net of assets acquired and liabilities assumed, for franchisee acquisitions. These expenditures were financed with cash provided from operations.

Cash provided by financing activities was $27.3 million primarily due to the issuance of $500 million in asset backed notes in May 2007, the proceeds of the $250 million Term Loan in June 2007 and an increase in other existing bank vehicle lines of credit of $93.9 million. Cash provided by financing activities was partially offset by the maturity of asset backed notes totaling $312.5 million, a $175.4 million net decrease in commercial paper, a $245 million decrease under the Conduit Facility (hereinafter defined), share repurchases totaling $60.1 million and a payoff of debt assumed in a recent franchisee acquisition of $14.1 million.

The Company uses a like-kind exchange program for its vehicles where it disposes of vehicles and acquires replacement vehicles in a form which allows the tax basis gains on these dispositions to be deferred. The like-kind exchange program has resulted in a material deferral of federal and state income taxes for fiscal years beginning in 2002 and extending through the quarter ended September 30, 2007. The benefit of the deferral is dependent on timely reinvestment of vehicle disposition proceeds in replacement vehicles; therefore, a downsizing of the Company’s fleet or reduced vehicle purchases could result in reduced deferrals and increased payments of federal and state cash income taxes, after considering the effect of net operating losses.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At September 30, 2007, the Company had $67.5 million in letters of credit, for such purposes, including $54.6 million in letters of credit already noted under the Revolving Credit Facility, and $39.3 million in surety bonds to secure these obligations.

Asset Backed Notes

The asset backed note program at September 30, 2007 was comprised of $2.0 billion in asset backed notes with maturities ranging from 2007 to 2012. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.20% to 5.27%, including certain floating rate notes swapped to fixed rates. On May 23, 2007, RCFC issued an additional $500 million of five-year asset backed notes consisting of floating rate notes at LIBOR plus 0.14%. In conjunction with the asset backed notes issuance, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.16% interest rate.

Conduit Facility

On June 25, 2007, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for a 364-day period. The maximum size of the Conduit Facility was reduced from $425 million to $300 million.

Commercial Paper Program and Liquidity Facility

On June 25, 2007, the Company renewed its Liquidity Facility, a back-stop for the Company's Commercial Paper Program, for a 364-day period. The maximum size of the Liquidity Facility decreased from $560 million to $460 million. The Commercial Paper Program was also renewed for a 364-day period and was decreased from a maximum size of $649 million to $545 million. At September 30, 2007, the Company had $3.5 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at September 30, 2007. The Company had $199.9 million in borrowings outstanding under these lines at September 30, 2007. All lines of credit are collateralized by the related vehicles. In September 2007, the Company renewed for a one year period an existing bank line of credit at the same level and revised the existing covenant calculations to be consistent with those in the Senior Secured Credit Facilities.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, Dollar Thrifty Automotive Group Canada Inc. ("DTG Canada") can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At September 30, 2007, DTG Canada had approximately CND $220.7 million (US $221.9 million) funded under this program.

Senior Secured Credit Facilities

On June 15, 2007 the Company entered into $600 million in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of September 30, 2007, the Company is in compliance with all covenants.

The Revolving Credit Facility, which replaced the Company’s former $300 million revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $176.2 million and no working capital borrowings at September 30, 2007.

The Term Loan expires on June 15, 2014, and was used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The Term Loan allows the Company greater flexibility to finance non-program vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments which began in September 2007, but depending on the occurrence of certain events and cash flows, the required principal payments may be increased.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2007, a 50 basis point fluctuation in interest rates would have an approximate $4 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income is reduced by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2007, cash and cash equivalents totaled $189.8 million and restricted cash and investments totaled $415.8 million. The Company estimates that, for 2007, approximately 30% of its average debt will bear interest at floating rates.

At September 30, 2007, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2006, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements.

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

b)	Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On March 5, 2007, a purported class action lawsuit was filed against DTG Operations, Inc. in the Superior Court for San Mateo County, California, by Jerome Julaton, individually and on behalf of all others similarly situated. The lawsuit alleges, among other things, that DTG Operations, Inc. violated wage and hour laws, including not providing meal and rest breaks, and failure to pay overtime wages. On April 17, 2007 the lawsuit was removed to the United States District Court, Northern District of California. The suit seeks wages, damages, penalties and injunctive relief. The Company intends to vigorously defend this matter.

On July 20, 2007, a purported class action lawsuit was filed against DTG Operations, Inc. and the Company in the Superior Court for Los Angeles County, California by Marquis Smith, on his behalf and on behalf of all others similarly situated, seeking to recover amounts alleging overcharges to California renters for loss damage waivers on complimentary upgrade rentals and for the issuance of a permanent injunction. The Company intends to vigorously defend this matter.

On September 23, 2007 a purported class action was filed against the Company and DTG Operations, Inc., et al., by Maria Albayero, individually and on behalf of all similarly situated employees in California, in the Superior Court for Orange County, California. This lawsuit is an action for alleged violations of wage and hour laws including not providing and/or compensating for missed meal and rest periods, failure to reimburse uniform maintenance, as well as other things. The suit seeks payment of wages, damages, penalties and injunctive relief. The Company intends to vigorously defend this matter.

As these cases are in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of ultimate loss be reasonably estimated.

Various other legal actions, claims and governmental inquiries and proceedings are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or the subsidiaries involved. Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 1A.	RISK FACTORS

There have been no changes to the risk factors disclosed in Item 1A of our most recent Form 10-K or the Form 10-Q for the period ended March 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2007 - July 31, 2007	-	$-	-	$188,692,000

August 1, 2007 - August 31, 2007	997,606	$30.37	997,606	$158,395,000

September 1, 2007 - September 30, 2007	978,500	$30.44	978,500	$128,609,000

Total	1,976,106		1,976,106

In February 2006, the Company’s Board of Directors authorized a $300 million share repurchase program to replace the $100 million share repurchase program of which $44.7 million had been used to repurchase shares. During the nine months ended September 30, 2007, the Company repurchased 1,976,106 shares of common stock at an average price of $30.40 per share totaling $60.1 million. Since inception of the share repurchase programs, the Company has repurchased 6,086,606 shares of common stock at an average price of $35.51 per share totaling $216.1 million, all of which were made in open market transactions. At September 30, 2007, the $300 million share repurchase program has $128.6 million of remaining authorization to be completed by December 31, 2008.

ITEM 5.	OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders which will be held on May 15, 2008.

ITEM 6.	EXHIBITS

10.154	Sixth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007**
10.155	Seventh Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007**
10.156	Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Molly Shi Boren**
10.157	Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Edward C. Lumley**
15.29	Letter from Deloitte & Touche LLP regarding interim financial information**
31.45	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.46	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.45	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.46	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.40

Press release regarding Dollar Thrifty Automotive Group, Inc. announcing an organizational streamlining issued by Dollar Thrifty Automotive Group, Inc. on August 2, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 2, 2007, Commission File No. 1-13647*

99.42

News release reporting Third Quarter Financial Results for 2007, issued by Dollar Thrifty Automotive Group, Inc. on November 7, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed November 7, 2007, Commission File No. 1-13647*

____________________

*	Incorporated by reference
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 7, 2007	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

November 7, 2007	By:	/s/ STEVEN B. HILDEBRAND
Steven B. Hildebrand
Senior Executive Vice President, Chief Financial
Officer, Principal Financial Officer and Principal
Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.154	Sixth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007
10.155	Seventh Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007
10.156	Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Molly Shi Boren
10.157	Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Edward C. Lumley
15.29	Letter from Deloitte & Touche LLP regarding interim financial information
31.45	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.46	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.45	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.46	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002