Form 10-K
period 2007-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2008-02-29
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

     Large accelerated filer  X       Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $951,595,565.

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2008 was 21,491,085.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

TABLE OF CONTENTS

PART I

ITEM	1. BUSINESS	4

ITEM	1A. RISK FACTORS	16

ITEM	1B. UNRESOLVED STAFF COMMENTS	21

ITEM	2. PROPERTIES	21

ITEM	3. LEGAL PROCEEDINGS	22

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	23

ITEM	6. SELECTED FINANCIAL DATA	26

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION	28

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	42

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	78

ITEM	9A. CONTROLS AND PROCEDURES	78

ITEM	9B. OTHER INFORMATION	80

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE	80

ITEM	11. EXECUTIVE COMPENSATION	80

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	80

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE	80

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	80

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	81

SIGNATURES	100

INDEX TO EXHIBITS	101

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Some of the statements contained herein under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Dollar Thrifty Automotive Group, Inc. believes such forward-looking statements are based upon reasonable assumptions, such statements are not guarantees of future performance and certain factors could cause results to differ materially from current expectations. These factors include: price and product competition; access to reservation distribution channels; economic and competitive conditions in markets and countries where the companies’ customers reside and where the companies and their franchisees operate; natural hazards or catastrophes; incidents of terrorism; airline travel patterns; changes in capital availability or cost; changes in liquidity; costs and other terms related to the acquisition and disposition of automobiles; systems or communications failures; costs of conducting business and changes in structure or operations; and certain regulatory and environmental matters and litigation risks. Should one or more of these risks or uncertainties, among others, materialize, actual results could vary from those estimated, anticipated or projected. Dollar Thrifty Automotive Group, Inc. undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

ITEM 1.	BUSINESS

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”). Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, provides vehicle leasing to franchisees, operates reservation centers for both brands and conducts sales and marketing activities for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities for their respective brands. Thrifty Car Sales operates a franchised retail used car sales network. The Company has two additional subsidiaries, Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2007, Dollar and Thrifty had 831 locations in the United States and Canada of which 466 were company-owned stores and 365 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the United States and Canada, revenues from these franchisees have not been material to results of operations of the Company.

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

The Company is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler LLC, formerly known as DaimlerChrysler Corporation (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as “Chrysler”). DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., was incorporated in 1965. Thrifty Rent-A-Car System, Inc. was incorporated in 1950 and Dollar Rent A Car, Inc. was incorporated in December 2002. Thrifty, Inc. was incorporated in December 1998.

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

The annual Chief Executive Officer certification required by the New York Stock Exchange Listed Company Manual was submitted to the New York Stock Exchange on May 18, 2007.

Industry Overview

The U.S. daily car rental industry has two principal markets: the airport market and the local market. Vehicle rental companies that focus on the airport market rent primarily to business and leisure travelers. Companies focusing on the local market rent primarily to persons who need a vehicle periodically for personal or business use or who require a temporary replacement vehicle. Rental companies also sell used vehicles and ancillary products such as refueling services and loss damage waivers to vehicle renters.

Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also have historically acquired a significant portion of their fleets under manufacturer residual value programs where the vehicle manufacturers repurchase or guarantee the resale value of Program Vehicles (hereinafter defined) at particular times in the future. This allows a rental company to determine in advance this important component of its cost structure. However, most vehicle rental companies increased their level of Non-Program Vehicles (hereinafter defined) which historically had lower fleet costs because of reduced availability of Program Vehicles. Increasing the level of Non-Program Vehicles in the fleet increases the vehicle rental company’s dependence on the used car market.

The rental car industry has further consolidated ownership of the top eight brands which are now owned by four companies. Three of the companies are publicly held: Dollar and Thrifty operated by the Company; Avis and Budget operated by Avis Budget Group, Inc.; and Hertz operated by Hertz Global Holdings, Inc. The remaining three brands of Alamo, National and Enterprise are operating subsidiaries of Enterprise Rent-A-Car Company, which is privately held.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. To accommodate increased demand in the summer vacation periods, the Company increases its available fleet and staff and as demand declines, the fleet and staff are decreased accordingly. Certain operating expenses, such as minimum concession fees, rent, insurance and administrative overhead represent fixed costs and cannot be adjusted for seasonal increases or decreases in demand. In 2007, the Company’s average monthly fleet size ranged from a low of approximately 98,000 vehicles in the first quarter to a high of approximately 147,000 vehicles in the third quarter.

The Company

The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States. In 2007, the Company continued to expand its focus to include local market stores. In the United States, the Dollar and Thrifty brands remain separate, but operate corporately under a single management structure and share vehicles, back-office employees and facilities, where possible. The Company also operates company-owned stores in seven of the eight largest airport markets in Canada under DTG Canada. In Canada, the company-owned stores are primarily co-branded.

The Company also offers franchise opportunities in smaller markets in the United States and Canada and in all international markets so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.

Summary Operating Data of the Company

	Year Ended December 31,

	2007	2006	2005

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,694,064	$1,549,727	$1,387,751
Revenue from franchisees and other	66,727	110,950	119,803

Total revenues	$1,760,791	$1,660,677	$1,507,554

	As of December 31,

	2007	2006	2005

Rental locations:
U.S. and Canada company- owned stores	466	407	369
U.S. and Canada franchisee locations	365	429	483

Franchisees agreements:
U.S. and Canada	234	224	231
International	117	110	116

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2007, Dollar had 111 company-owned and franchised in-terminal airport locations in the United States. Dollar operates primarily through company-owned stores in the United States and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the United States, Canada and abroad. Dollar operates company-owned stores in seven of the eight largest airport markets of Calgary, Winnipeg, Toronto, Montreal, Halifax, Edmonton and Vancouver. Dollar has continued to expand its company-owned stores in the United States by acquiring franchisee operations in key markets.

As of December 31, 2007, Dollar’s vehicle rental system included 359 locations in the United States and Canada, consisting of 213 company-owned stores and 146 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $981 million for the year ended December 31, 2007.

Thrifty

Thrifty has shifted to operating more company-owned stores by acquiring franchisee locations in key markets. Thrifty continued to acquire franchisee locations during 2007; however, the majority of the acquisition opportunities are now completed. Thrifty U.S. company-owned locations increased to 195 at December 31, 2007 from 152 at December 31, 2006. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 80% of their combined rental revenues from the airport market and approximately 20% from the local market. Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. At December 31, 2007, Thrifty had 115 company-owned and franchised in-terminal airport locations in the United States.

As of December 31, 2007, Thrifty’s vehicle rental system included 472 rental locations in the United States and Canada, consisting of 253 company-owned stores and 219 franchisee locations. Thrifty’s total rental revenue generated by company-owned stores was $695 million for the year ended December 31, 2007.

Corporate Operations

United States

The Company’s operating model for U.S. Dollar and Thrifty company-owned stores includes generally maintaining separate airport counters, bussing, reservations, marketing and all other customer contact activities, while using a single management team for both brands. In addition, this operating model includes sharing vehicles, back-office employees and service facilities, where possible.

As of December 31, 2007, the Company operates the Dollar brand in 58 and the Thrifty brand in 59 of the top 75 airport markets in the United States and operates both brands in 50 of these top 75 airport markets. During 2007, the Company added the Thrifty brand in six of the top 75 airport markets by acquiring franchisee locations.

Canada

The Company operates in Canada through DTG Canada. The Company currently operates corporate stores in seven of the eight largest airport markets in Canada, which includes Calgary, Winnipeg, Toronto, Montreal, Halifax, Edmonton and Vancouver. The majority of the markets are operated under the Company’s co-branding strategy in Canada where both the Dollar and Thrifty brands are represented at one shared location.

Franchise Acquisition Program

The Company continues to evaluate both Dollar and Thrifty franchise operations in the top 75 U.S. airport markets and other key leisure markets. In 2007, the Company continued this strategy by acquiring the Thrifty franchise operations in sixteen U.S. markets: Seattle, Washington; Portland, Oregon; Pittsburgh, Allentown, Harrisburg, and Erie, Pennsylvania; Burlington, Vermont; Louisville, Kentucky; Knoxville, Tennessee; Providence, Rhode Island; Kansas City and Springfield, Missouri; Wichita, Kansas; Omaha and Lincoln, Nebraska; and Des Moines, Iowa and the Dollar franchise operations in two U.S. markets: Allentown, Pennsylvania and Wichita, Kansas. Dollar and Thrifty generally have the right of first refusal on the sale of a franchise operation.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $189 million or 11.3% of the Company’s rental revenues for the year ended December 31, 2007. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 2% of the Company’s 2007 rental revenues.

Other

As of December 31, 2007, the Company had 156 vehicle rental concessions for company-owned stores at 102 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities. A growing number of larger airports are building consolidated airport rental car facilities to eliminate congestion at the airport which also facilitates additional growth for the rental car industry.

Summary of Corporate Operations Data

	Year Ended December 31,

	2007	2006	2005

	(in thousands)
Rental revenues:
United States - Dollar	$964,416	$910,434	$856,284
United States - Thrifty	621,043	540,947	447,535

Total U.S. rental revenues	1,585,459	1,451,381	1,303,819

Canada - Dollar and Thrifty	90,890	87,292	76,353

Total rental revenues	1,676,349	1,538,673	1,380,172

Other	17,715	11,054	7,579

Total revenues from U.S. and Canadian Corporate Operations	$1,694,064	$1,549,727	$1,387,751

	As of December 31,

	2007	2006	2005

Rental locations (U.S. and Canada):
Dollar	213	200	187
Thrifty	253	207	182

Total corporate rental locations	466	407	369

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

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays an administrative fee, which is generally 3% of base rental revenue, excluding ancillary products and an advertising fee ranging from 2.5% to 4.5% of base rental revenue to a separate advertising fund managed by the Company. Beginning in 2008, Thrifty U.S. franchisees will pay a fee generally ranging from 5.5% to 8.0% of base rental revenue as the separate advertising fund has been eliminated.

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

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2007	2006	2005

Franchisee locations:
Dollar	146	158	165
Thrifty	219	271	318

Total franchisee locations	365	429	483

International

Dollar and Thrifty offer master franchises outside the United States and Canada, generally on a countrywide basis. Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees. At December 31, 2007, exclusive of the United States and Canada, Dollar had franchised locations in 52 countries and Thrifty had franchised locations in 66 countries. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. The Company offers franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the United States and Canada totaled $10.1 million in 2007, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

In December 1998, Thrifty Car Sales was formed to operate a franchise system, “Thrifty Car Sales”. Thrifty Car Sales provides an opportunity to qualified candidates including independent and franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include participation in a full service business development center, a nationally supported Internet strategy and website, operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2007, Thrifty Car Sales had 41 franchise locations in operation.

Other Services

Parking Services. Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business and the Company operates some corporate parking operations as well. In 2007, the Company expanded is parking operations including new locations in Seattle, Washington and Portland, Oregon.

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

Supplemental Equipment and Optional Products – Dollar and Thrifty rent global positioning system (GPS) equipment, ski racks, infant and child seats and other supplemental equipment, sell pre-paid gasoline and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental. New products available in 2007 include: roadside emergency benefit programs, RoadSafe and TripSaver, and Rent-a-Toll for electronic toll payments. Also in 2007, Dollar introduced the “Style Series”, which is a high end line of vehicles offered in select leisure locations around the United States.

Reservations

The Internet is the primary source of reservations for the Company. For the year ended December 31, 2007, approximately 74% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 68% in 2006. The Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 42% of total non-tour reservations. During 2007, 32% of non-tour reservations were provided from third party Internet sites with no individual third party site providing in excess of 8% of total non-tour reservations. The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents. In early 2007, the Company outsourced a portion of its call center operations to PRC, a global leader in the operation of outsourced call centers. The Company still maintains some call center operations at its Tahlequah, Oklahoma facility. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the United States, Canada and abroad.

Marketing

Dollar and Thrifty are positioned as value car rental companies in the travel industry, providing on-airport convenience with low rates on quality vehicles. Customers who rent from Dollar and Thrifty are cost-conscious leisure, government and business travelers who want to save money on car rentals without compromising fundamental car rental products or services.

Dollar and Thrifty acquire these value-oriented customers through a multi-faceted marketing approach that involves traditional and Internet advertising, Internet search marketing, sales teams, strategic marketing partners, and investments in traditional and emerging distribution channels. Each of these disciplines has a specific focus on selected customer segment opportunities.

In the United States, Thrifty’s national advertising and marketing expenses have been paid out of an advertising fund managed by a national advertising committee consisting of representatives of Thrifty franchisees and certain members of Company management through 2007. In 2008, Thrifty’s national advertising will no longer be managed by a national advertising committee and will be managed by the Company.

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

In 2007, Dollar launched a new version of dollar.com which enhanced many of the features that individuals rely upon to rent cars online. Leading the way is a new reservation process that allows customers to see the entire fleet inventory at a given location on a given date. Because of this addition, consumers are now able to easily upgrade to a larger vehicle. Additionally, an enhanced search function simplifies the effort of finding one of our many domestic and international locations, identifying specific fleet offerings per location, searching for specials, and/or gaining greater awareness about the city or country you are visiting. Another significant enhancement within the new version of dollar.com is a simplified method of enrolling in “Dollar Express”, which requires only a single step enrollment form. In 2008, thrifty.com will see similar updates and changes.

Dollar and Thrifty are among the leading car rental companies in direct-connect technology, which bypasses global distribution systems and reduces reservation costs. Dollar and Thrifty have entered into direct-connect relationships with certain airline and other travel partners.

In addition, Dollar and Thrifty are featured with numerous national online booking agents where customers frequently shop for travel services and are in regular discussions with owners of other emerging travel channels to secure inclusion of the Dollar and Thrifty brands in those channels.

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

Customer Service

The Company’s commitment to delivering consistent customer service is a key element of our strategy. At its headquarters and in company-owned stores, the Company has programs involving customer satisfaction training and team-based problem solving, especially as it relates to improving customer service. The Company’s customer service centers measure customer satisfaction, track service quality trends, respond to customer inquiries and provide recommendations to senior management and vehicle rental location supervisors. The Company conducts initial and ongoing training for headquarters, company-owned store and franchisee employees, using professional trainers, performance coaches and computer-based training programs.

Information Systems

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, reservations, fleet and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of its fleet and financial assets. The Company also relies on a revenue management system which is designed to enable the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly.

The Company partners with Electronic Data Systems Corporation and EDS Information Systems, L.L.C. (collectively, “EDS”), wherein EDS provides the majority of the Company’s information technology (“IT”) services, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. EDS is a leading global IT service company that manages and monitors the majority of the Company’s data network and its daily information processing. The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

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

Fleet Acquisition and Management

Vehicle Supply

For the 2007 model year, Chrysler vehicles represented approximately 88% of the total U.S. fleet purchases by DTG Operations. DTG Operations also purchases vehicles from other automotive manufacturers. The Company expects that for the 2008 model year, Chrysler vehicles will continue to represent a substantial majority of the total U.S. fleet of DTG Operations.

Automotive manufacturers’ residual value programs limit the Company’s residual value risk. Under these programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under Chrysler’s program, or agrees to repurchase vehicles at specified prices during established repurchase periods. In either case, the manufacturer’s obligation is subject to certain conditions relating to the vehicle’s age, physical condition and mileage. Vehicles purchased by vehicle rental companies under these programs are referred to as “Program Vehicles.” Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to herein as “Non-Program Vehicles.” The Company believes that a majority of vehicles owned by the U.S. vehicle rental industry are Non-Program Vehicles.

Chrysler, the Company’s primary supplier, sets the terms of its residual value program before the start of each model year. The terms include monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements, and vehicle condition and other return requirements. The residual value program enables DTG Operations to limit its residual value risk with respect to Program Vehicles because Chrysler agrees to reimburse DTG Operations for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles’ aggregate predetermined residual value. Under the program, DTG Operations must sell the Program Vehicles in closed auctions to Chrysler dealers. DTG Operations is reimbursed under the program for certain transportation, auction-related and interest costs.

DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by any manufacturer’s residual value program. It does so when required by manufacturers in connection with the purchase of Program Vehicles or when it believes there is an opportunity to lower its fleet costs or to fill model and class niches not available through residual value programs. Chrysler, which is the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. For 2007, approximately 45% of all vehicles acquired by DTG Operations were Non-Program Vehicles.

Vehicle depreciation is the largest single cost element in the Company’s operations; therefore, the Company’s operating results are materially affected by the depreciation rates and other purchase terms provided under Chrysler’s residual value program, the residual values on Non-Program Vehicles and the level of purchase or promotion incentives. Residual value programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. The percentage of vehicles acquired under Chrysler and other manufacturers’ residual value programs in the future will depend upon several factors, including the availability and cost of these programs. During 2007, vehicle manufacturers continued to reduce vehicle supply to the rental car industry and increased industry vehicle costs by continuing to increase Program Vehicle depreciation rates and reduce incentives. The Company has received substantial payments under residual value programs over the past several years. See Note 6 of Notes to Consolidated Financial Statements. In addition, the Company is impacted by the residual value of Non-Program Vehicles which depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles.

Dollar and Thrifty entered into U.S. vehicle supply agreements with Chrysler, which commenced with the 1997 model year. In September 2006, the Vehicle Supply Agreement (the “VSA”) was amended to enable the Company to acquire vehicles through the 2011 model year. Under the VSA, Chrysler has agreed to make specified volumes of Chrysler vehicles available for use by company-owned stores or for fleet leasing programs. Dollar and Thrifty will promote Chrysler vehicles exclusively in their advertising and other promotional materials and Chrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements.

The VSA provides that the Company will purchase at least 75% of its vehicles from Chrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program Vehicles. Historically, the Company has acquired additional Chrysler vehicles which may have been Program Vehicles or Non-Program Vehicles. Also from time to time, the Company has converted vehicles originally acquired as Program Vehicles to Non-Program Vehicles on an opportunistic basis in an effort to lower overall vehicle depreciation costs. While Chrysler has the sole discretion to set the specific terms and conditions of its residual value program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with a residual value program Ford or General Motors makes generally available to domestic vehicle rental companies.

Vehicle Remarketing

DTG Operations generally holds vehicles in rental service from seven to nine months. The length of service is determined by taking into account seasonal rental demand and the average monthly mileage accumulation. Most vehicles must be removed from service before they reach 30,000 miles to avoid excess mileage penalties under Chrysler’s residual value program. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned. DTG Operations remarketed 65% of its Non-Program Vehicles through auctions and 35% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2007.

Fleet Management

During the third quarter of 2007, the Company began implementing new fleet optimization software (the “Pros Fleet Management Software”) from PROS Holdings, Inc., a leading provider of pricing and revenue optimization software. The Pros Fleet Management Software will allow the Company to improve fleet planning and efficiencies in its vehicle acquisition and remarketing efforts.

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental and leasing fleets. The Company primarily utilizes asset backed medium term notes and commercial paper programs to finance its vehicles. Under these programs, the Company is required to provide collateral at different levels for Program Vehicles and Non-Program Vehicles. The Company also uses bank lines of credit and vehicle manufacturer lines of credit to finance the remainder of its vehicles. See Note 10 of Notes to Consolidated Financial Statements.

Fleet Leasing Programs

DTG Operations makes fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. The terms of its fleet leasing programs generally mirror the requirements of various manufacturers’ residual value programs with respect to model mix, order and delivery, vehicle maintenance and returns, but also include Non-Program Vehicles. Dollar and Thrifty monitor the creditworthiness and operating performance of franchisees participating in the fleet leasing programs and periodically audit franchisees’ leased fleets. For the year ended December 31, 2007, approximately 2% of the Company’s total revenue was derived from vehicle leasing programs.

U.S. Fleet Data

	Year Ended December 31,

	2007	2006	2005

DTG
Average number of vehicles leased to franchisees	4,309	8,836	11,230

Average number of vehicles in combined fleets of franchisees	22,696	29,095	34,277
Average number of vehicles in combined fleets of company-owned stores	117,488	113,762	107,344

Total	140,184	142,857	141,621

Competition

There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations. Dollar and Thrifty and their franchisees operate mainly in the U.S. airport market, relying on leisure, tour and small business customers. Dollar and Thrifty and their franchisees’ principal competitors are Alamo, Avis, Budget, Enterprise, Hertz and National.

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Alamo, Avis, Budget, Enterprise, Hertz and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In 2005, the Company retained the risk of loss in various amounts up to $2.0 million on a per occurrence basis for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $2.0 million with an aggregate limit of $3.0 million for losses within this corridor. Beginning in March 2006 and continuing in 2007, the Company retained risk of loss up to $4.0 million per occurrence for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor. The Company maintains insurance coverages at certain amounts in excess of its retained risk. The Company retains the risk of loss on supplemental liability insurance sold to vehicle rental customers.

In 2005, the Company retained the risk of loss for general and garage liability insurance coverage in various amounts up to $2.0 million and maintained insurance at certain amounts in excess of $2.0 million. Beginning in March 2006 and continuing in 2007, the Company retained risk of loss to up to $5.0 million for general and garage liability. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $500,000. The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2007, the Company’s reserve for Vehicle Insurance Reserves was approximately $110.0 million. The Company’s obligations to pay insurance related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2007, these letters of credit and surety bonds totaled approximately $59.0 million and $9.0 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $10.0 million and $31.0 million, respectively, as of December 31, 2007.

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

Dollar and Thrifty are subject to federal, state and local laws and regulations relating to taxing and licensing of vehicles, franchise sales, franchise relationships, vehicle liability, used vehicle sales, insurance, telecommunications, vehicle rental transactions, environmental protection, privacy and labor matters. The Company believes that Dollar’s and Thrifty’s practices and procedures are in substantial compliance with federal, state and local laws and is not aware of any material expenditures necessary to meet legal or regulatory requirements. Nevertheless, considering the nature and scope of Dollar’s and Thrifty’s businesses, it is possible that regulatory compliance problems could be encountered in the future.

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 10 and lease 143 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Employees

As of December 31, 2007, the Company employed a total of approximately 8,500 full-time and part-time employees. Approximately 232 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2007. The Company believes its relationship with its employees is good.

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

Economic Conditions

Our results are affected by general economic conditions in the United States and Canada. A poor economy has historically led to a decline in both business and leisure travel and to lower demand for rental vehicles resulting in lower industry revenues. We have the flexibility to reduce our rental fleet size in the event of an unexpected reduction in rental demand, which partially offsets the related reduction in revenues. The remarketing of vehicles for which we retain the used car market value risk will be subject to prevailing market prices.

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

Seasonality

Our business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. In 2007, the third quarter accounted for over 29% of our vehicle rental revenues and over 45% of our operating income, while the second quarter accounted for over 25% of our vehicle rental revenues and over 27% of our operating income. Any event that disrupts rental activity, fleet supply, or industry fleet capacity during these quarters could have a disproportionately material adverse effect on our liquidity, our cash flows and/or our results of operations.

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

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Nevada represented approximately 55% of our total rental revenue in 2007. Reductions in leisure travel to these destinations resulting from natural disasters, terrorist acts, general economic conditions or other factors would have a material impact on our results.

Vehicle Supply and Residual Value Programs

Our vehicle supply agreement with Chrysler extends through model year 2011 and we generally purchase 80% to 90% of our vehicles from Chrysler. Under the vehicle supply agreement, we must purchase 75% of our vehicles from Chrysler up to certain targeted volumes and Chrysler has agreed to provide us certain minimum volumes of vehicles. The vehicle supply agreement also requires that 80% of the vehicles at the initial targeted volumes be vehicles covered by a manufacturer program that guarantees the value of the vehicle at the time of sale and 20% of the vehicles be vehicles not covered by a manufacturer program. We have historically acquired more than 75% of our vehicles from Chrysler and annually we evaluate our mix of Program and Non-Program Vehicles. Residual value programs enable us to determine depreciation expense, which is our largest single cost element, on Program Vehicles in advance.

Our annual vehicle purchase requirements generally exceed the amounts that Chrysler has agreed to provide under the vehicle supply agreement. We are actively pursuing other vehicle manufacturers to further diversify our vehicle supply in the future to reduce our dependence on a single supplier. For the

2007 model year, Chrysler vehicles represented about 88% of the Company’s U.S. fleet purchases. A material diversification of our supplier base may be difficult in an environment where manufacturers are reducing overall supply to the rental car industry.

Vehicle manufacturers, including Chrysler, have reduced vehicle supply to the rental car industry and have significantly increased industry vehicle costs for the past few years by increasing Program Vehicle depreciation rates and lowering incentives. The failure of any of the major vehicle manufacturers to sell enough vehicles to the industry could adversely affect our results. Furthermore, if the vehicle manufacturers change the size or terms of their residual value programs, we could experience increased residual value risk or increased depreciation rates on Program Vehicles that could be material to our results of operations and could adversely affect our ability to finance our vehicles.

Additionally, if Chrysler defaults on its residual value program for any reason, we could be left with a material unpaid balance from Chrysler with respect to Program Vehicles that were sold for an amount less than the guaranteed residual value or for incentive and reimbursement payments that were not paid. If Chrysler fails to maintain financial viability, we could have difficulty in acquiring the level of fleet purchases we require each year to maintain our vehicle fleet and Chrysler may not be able to provide a vehicle financing facility.

Risk in Vehicle Remarketing

We have retained the used car market value risk on approximately 45% of our vehicles in 2007 and plan to increase this percentage in 2008. The depreciation costs for these vehicles are highly dependent on used car prices at the time of sale. A significant decline in used car prices related to the vehicles we are selling would have a significant adverse impact on our results.

Operating more risk vehicles (vehicles not guaranteed by a vehicle manufacturer) could have a negative impact on the vehicle utilization if we are unable or elect not to sell those vehicles in periods of weaker rental demand.

Like-Kind Exchange Program

We use a like-kind exchange program for our vehicles where we dispose of our vehicles and acquire replacement vehicles in such a way that we defer the gain on these dispositions for tax purposes. The use of this like-kind exchange program has allowed us to defer a material amount of federal and state income taxes beginning in 2002. In order to get the benefit of the deferral of the gains on disposal of our vehicles, we must acquire replacement vehicles within a specified time frame. Therefore, a downsizing of our fleet or a reduction in vehicle purchases could result in a reduced amount of gain deferrals and increased payments of federal and state cash income taxes, after considering the effect of net operating loss carryforwards.

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

Fuel Costs

Limitations in fuel supplies and significant increases in fuel prices could have an adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Third Party Internet Sites

The Internet has had a significant impact on the way travel companies get reservations. For 2007, we received 74% of our non-tour reservations from the Internet, with 42% coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining portion of non-tour reservations derived from the Internet were provided by third party Internet sites. No single third party Internet site provides more than 8% of our non-tour reservations.

Future changes in the way travel is sold over the Internet or changes in our relationship with third party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. Beginning in March 2006 and continuing in 2007, we maintain the level of self-insurance of $4.0 million per occurrence, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for this corridor, and maintain the level of self-insurance for general and garage liability of $5.0 million. We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

Litigation Relating to the Constitutionality of the Removal of Vicarious Liability

The federal Highway Bill removed unlimited vicarious liability for vehicle rental and leasing companies, limiting exposure to state minimum financial responsibility amounts. Before vicarious liability was removed, the owner of a vehicle in certain states would be liable for acts by vehicle drivers even though the vehicle owner was not directly responsible. This federal law supersedes all state laws on vicarious liability for automobile lessors. Since the Highway Bill became law, its constitutionality has been challenged in some state courts, including subsequent appeals. If these provisions of the Highway Bill were overturned, we would be subject to significant exposure to insurance liabilities and higher insurance costs, which would materially impact our results.

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

Vehicle Financing and Capital Market Access

We depend on the capital markets for financing our vehicles using primarily asset backed medium term note programs. We use cash and letters of credit under our bank loan facility to provide more collateral for these asset backed medium term note programs. Collateral requirements vary depending on whether the vehicles are covered by manufacturer guaranteed residual value programs and the credit strength of the manufacturer. Collateral requirements are lower for vehicles covered by manufacturer guaranteed residual value programs when the manufacturer also maintains an investment grade credit rating. Adverse changes to the credit ratings of the related manufacturers have materially increased the amount of collateral required to finance our vehicle fleet.

Recent volatility in the credit markets and the downgrade or risk of downgrade of the bond insurers for the asset backed medium term note programs (the “Monolines”) has limited the access to the asset backed medium term note market. We do not expect to need to access this market in 2008, but continued disruption in the asset backed medium term note market could materially impact our ability to finance and increase the cost of financing vehicles in the future. A bankruptcy filing by one or more of the Monolines could result in accelerating the payoff schedule of a portion or all of our asset backed medium term notes.

We also depend on the bank market to support our asset backed commercial paper vehicle financing programs and other bank vehicle financing facilities. We also utilize a vehicle line from Chrysler’s finance affiliate. If we are unable to renew or maintain these commitments, we may not have sufficient financing for vehicles in 2008.

Maintenance of Financial Covenants

Our agreements with the Monolines have a minimum net worth covenant and interest coverage covenant. We are in compliance with all covenants at December 31, 2007. We will amend the minimum net worth covenant in these agreements to exclude the impact of any potential write-down of our goodwill; or, if not amended, a violation of this covenant can be avoided by providing additional credit enhancement. See the risk factor, “Potential for Goodwill Impairment” in this risk factor section.

Our agreements for our asset backed commercial paper programs also have a minimum net worth covenant and interest coverage covenant. We are in compliance with these covenants at December 31, 2007. We expect to modify the minimum net worth covenant in these agreements to exclude the impact of any potential goodwill write-down.

Our bank revolving credit agreement, term debt and bank and vehicle manufacturer lines of credit require that our corporate debt to corporate EBITDA ratio is maintained within certain limits as defined in the credit agreements. We are in compliance with this covenant at December 31, 2007. Based on our projected levels of corporate debt and corporate EBITDA in 2008, we expect to remain within the required ratios. Because of the volatility in the economy and in our industry generally, there is a risk that our corporate EBITDA could fall below the level required to maintain compliance with this covenant.

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

Outsourcing Arrangements

We have an agreement with EDS to handle the majority of our IT services. If EDS fails to meet our required IT needs due to a lack of technical ability or financial condition or otherwise, we may suffer a loss of business functionality and productivity, which would adversely affect our results. Additionally, if there is a disruption in our relationship with EDS, we may not be able to secure another IT supplier to adequately meet our IT needs on acceptable terms, which could result in performance issues and a significant increase in costs.

We have an agreement with PRC to handle a portion of the calls to reserve a car for rental on a future date and to answer questions or handle issues while the renter has our car. If PRC fails to meet our required reservation needs due to lack of qualified personnel or financial condition or otherwise, we may suffer a loss of business which would adversely affect our results. Additionally, if there is a disruption in our relationship with PRC, we may not be able to secure another supplier to adequately meet our reservation needs on acceptable terms, which could result in loss of customers and a decrease in revenues.

Communication Networks and Centralized Information Systems

We heavily rely on information systems to conduct our business specifically in the areas of reservations, rental transaction processing, fleet management and accounting. We have centralized information systems in disaster resistant facilities maintained by EDS in Tulsa, Oklahoma and we rely on communication service providers to link our system with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, slow the rental transaction processing, interfere with our ability to manage our fleet and otherwise materially adversely affect our ability to manage our business effectively. Our systems back-up plans, continuity plans and insurance programs are designed to mitigate such a risk, but not to eliminate it.

In addition, because our systems contain personal information about our customers, our failure to maintain the security of the data we hold, whether the result of our own error or that of others, could harm our reputation or give rise to legal liabilities resulting in a material adverse effect on our results of operations or cash flows.

Stock price fluctuation

We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate widely, depending upon numerous factors, many of which are beyond our control. These factors include but are not limited to: our quarterly or annual earnings or others in the rental car industry; actual or anticipated fluctuations in our operating results; announcements by us or our competitors of significant acquisitions or dispositions; changes in earnings estimates by analysts or our ability to meet those estimates; changes in accounting standards, principles or interpretations; overall market fluctuations and general economic conditions. Stock markets in general have experienced volatility. These broad fluctuations may adversely affect the trading price of our common stock.

Potential for Goodwill Impairment

A significant decline in our stock price could be an indication that our goodwill is impaired. We will continue to monitor and test for potential impairment of goodwill and may be required to write down a portion or all of the approximately $280 million of goodwill on our books if a determination were made that goodwill is impaired.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters for Dollar and Thrifty. These buildings and the related improvements were mortgaged to Deutsche Bank Trust Company Americas (“Deutsche Bank”), as administrative agent for a syndicate of banks in June 2007. The mortgage was executed in connection with the Senior Secured Credit Facilities (hereinafter defined), which replaced a former revolving credit facility, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources”.

In connection with the Senior Secured Credit Facilities, the Company also executed mortgages in favor of Deutsche Bank encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Dallas, Houston and Salt Lake City.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2007, the Company’s company-owned operations were carried on at 466 locations in the United States and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.

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

On September 23, 2007, a purported class action was filed against the Company and DTG Operations, Inc., et al., by Maria Albayero, individually and on behalf of all similarly situated employees in California, in the Superior Court for Orange County, California. This lawsuit is an action for alleged violations of wage and hour laws including not providing and/or compensating for missed meal and rest periods, failure to reimburse uniform maintenance, as well as other things. The suit seeks payment of wages, damages, penalties and injunctive relief. The Company intends to vigorously defend this matter.

On November 14, 2007, a purported class action was filed against the Company, by Michael Shames and Gary Gramkow, individually and on behalf of all others similarly situated, in the Southern District Court of California. This lawsuit is an action claiming that the pass through of the California Trade and Tourism Commission and Airport Concession Fees authorized by legislation effective in January 2007 constitute antitrust violations of the Sherman Act and the California Unfair Competition Act. The suit seeks injunctive and equitable relief to stop the pass through, restitution, damages and fees. The Company intends to vigorously defend this matter.

On December 13, 2007 and December 14, 2007, purported class actions were filed against the Company, by Thomas Comisky and Isabel Cohen, respectively, individually and on behalf of all others similarly situated, in the Central District Court of California. These lawsuits are actions claiming a violation of rights guaranteed under the Free Speech and Free Association Clauses by compelling out-of-state visitors to subsidize the Passenger Car Rental Tourism Assessment Program, that the Program violates the Interstate Commerce Clause of the US Constitution by limiting the assessment to airport locations renting to out-of-state travelers and a violation of the California Constitution by not maintaining segregated accounts for the pass through funds. These suits seek injunctive relief to stop the pass through, a refund of all assessments, damages and fees. The Company intends to vigorously defend these matters.

As these cases are in the early stages of the legal process, and given the inherent uncertainties of litigation, the ultimate outcome cannot be predicted at this time, nor can the amount of ultimate loss, if any, be reasonably estimated.

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

Table of Contents

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “DTG.” The high and low closing sales prices for the Common Stock for each quarterly period during 2007 and 2006 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007

High	$53.00	$50.97	$41.50	$36.95

Low	$44.70	$39.85	$28.42	$23.27

2006

High	$46.00	$50.00	$45.83	$46.53

Low	$36.98	$42.70	$39.06	$39.19

The 21,491,085 shares of Common Stock outstanding at February 22, 2008 were held by approximately 4,914 registered and beneficial stockholders of record.The Company has not paid cash dividends since completion of its initial public offering in December 1997. The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

On June 15, 2007, the Company entered into $600 million in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million revolving credit facility (the “Revolving Credit Facility”) and a $250 million term loan (the “Term Loan”) to replace its former revolving credit facility. Under the terms of the Revolving Credit Facility, restrictions are imposed by the lenders on the payment of cash dividends and share repurchases. During the term of such agreement, which expires June 15, 2013, share repurchases and dividends are permitted at the lesser of specified monetary levels or percentages of cash flow. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2007 with respect to the Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans
approved by security holders	464,999	$17.49	271,210

Equity compensation plans not
approved by security holders	None	None	None

Total	464,999	$17.49	271,210 (1)

(1)

At December 31, 2007, total common stock authorized for issuance was 1,756,834 shares, which included 464,999 unexercised option rights and 1,020,625 Performance Shares, assuming a maximum 200% target payout for all nonvested Performance Shares. The Performance Shares ultimately issued will likely be less (refer to Note 13 of Notes to Consolidated Financial Statements.) The remaining common stock available for future issuance at December 31, 2007 is 271,210 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1, 2007 - October 31, 2007	328,300	$34.91	328,300	$117,149,000

November 1, 2007 - November 30, 2007	-	$-	-	$117,149,000

December 1, 2007 - December 31, 2007	-	$-	-	$117,149,000

Total	328,300		328,300

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. In 2007, the Company repurchased 2,304,406 shares of common stock at an average price of $31.05 per share totaling $71.5 million. Since inception of the share repurchase programs through December 31, 2007, the Company has used $227.6 million to repurchase shares. All share repurchases were made in open market transactions. This $300 million share repurchase program has $117.1 million of remaining authorization that extends through December 31, 2008.

Covenant restrictions under the Company’s Revolving Credit Facility limit the annual amount of share repurchases and the Company’s ability to repurchase shares based on existing cash balances.

Due to weak economic and industry conditions, the Company has currently suspended repurchasing shares under its share repurchase program.

Performance Graph

The following graph compares the cumulative total stockholder return on DTG common stock with the Hemscott Industry Group 761 – Rental & Leasing Services and the Russell 2000 Index. The Hemscott Industry Group 761 – Rental & Leasing Services is a published index of 25 stocks including DTG, which covers companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods.

The results are based on an assumed $100 invested on December 31, 2002, and reinvestment of dividends through December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

 The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,

	2007	2006	2005	2004	2003

Statements of Income:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,676,349	$1,538,673	$1,380,172	$1,255,890	$994,647
Other	84,442	122,004	127,382	147,957	213,765

Total revenues	1,760,791	1,660,677	1,507,554	1,403,847	1,208,412

Costs and expenses:
Direct vehicle and operating	887,178	827,440	787,714	692,803	484,787
Vehicle depreciation and lease charges, net	477,853	380,005	294,757	316,199	407,509
Selling, general and administrative	234,234	259,474	236,055	223,109	189,575
Interest expense, net	109,728	95,974	88,208	90,868	89,296

Total costs and expenses	1,708,993	1,562,893	1,406,734	1,322,979	1,171,167

(Increase) decrease in fair value of derivatives	38,990	9,363	(29,725)	(24,265)	(8,902)

Income before income taxes	12,808	88,421	130,545	105,133	46,147

Income tax expense	11,593	36,729	54,190	42,390	20,451

Income before cumulative effect of a change in accounting principle	1,215	51,692	76,355	62,743	25,696

Cumulative effect of a change in accounting principle	-	-	-	3,730	-

Net income	$1,215	$51,692	$76,355	$66,473	$25,696

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.05	$2.14	$3.04	$2.51	$1.05
Cumulative effect of a change in accounting principle	-	-	-	0.15	-

Net income	$0.05	$2.14	$3.04	$2.66	$1.05

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in accounting principle	$0.05	$2.04	$2.89	$2.39	$1.01
Cumulative effect of a change in accounting principle	-	-	-	0.14	-

Net income	$0.05	$2.04	$2.89	$2.53	$1.01

	Year Ended December 31,

	2007	2006	2005	2004	2003

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$101,025	$191,981	$274,299	$204,453	$192,006
Restricted cash and investments	$132,945	$389,794	$785,290	$455,215	$536,547
Revenue-earning vehicles, net	$2,808,354	$2,623,719	$2,202,890	$2,256,905	$2,126,862
Total assets	$3,891,452	$4,011,498	$3,986,784	$3,604,977	$3,396,270
Total debt	$2,656,562	$2,744,284	$2,724,952	$2,500,426	$2,442,162
Stockholders' equity	$578,865	$647,700	$690,428	$608,743	$537,849

U. S. and Canada

System-wide Data:

Rental locations:
Company-owned stores	466	407	369	352	310
Franchisee locations	365	429	483	507	513

Total rental locations	831	836	852	859	823

Average number of vehicles operated during the period by company-owned stores and franchisees	148,180	151,100	149,659	147,239	136,757

Peak number of vehicles operated during the period by company-owned stores and franchisees	178,415	185,317	183,291	179,304	167,755

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	123,484	119,648	113,002	102,159	80,302
Number of rental days	37,231,340	36,642,026	34,909,560	31,831,062	24,654,084
Vehicle utilization	82.6%	83.9%	84.6%	85.1%	84.1%
Average revenue per day	$45.03	$41.99	$39.54	$39.46	$40.34
Monthly average revenue per vehicle	$1,131	$1,072	$1,018	$1,024	$1,032

Vehicle leasing data:
Average number of vehicles leased	5,384	9,886	12,269	17,519	26,917
Average monthly lease revenue per unit	$555	$479	$431	$383	$447

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Both Dollar and Thrifty operate through a network of company-owned stores and franchisees. The majority of the Company’s revenue is generated from renting vehicles to customers through company-owned stores, with lesser amounts generated through parking income, vehicle leasing, royalty fees and services provided to franchisees.

In 2007, the Company’s revenues were positively impacted by a 7.2% increase in revenue per day and franchise acquisitions. In addition, total rental day volume increased 1.6% with growth driven by franchise acquisitions. Airline passenger enplanements, an important driver for airport rental car demand, increased slightly in 2007.

During 2007, the Company had higher vehicle depreciation expenses due to higher average depreciation rates resulting from vehicle manufacturers increasing industry vehicle costs. These increases in vehicle depreciation expense were partially mitigated by a higher mix of lower cost Non-Program Vehicles.

The Company continued to benefit from lower vehicle-related insurance costs in 2007 resulting from favorable developments in claims history and to the benefits of the change in the vicarious liability laws in 2005.

Additionally, during 2007 the Company implemented various cost savings initiatives, including outsourcing the reservation call center, implementing the Pros Fleet Management Software and streamlining of the organizational structure, to reduce costs going forward.

The Company uses mark-to-market accounting for the majority of its interest rate swap agreements. This accounting treatment results in significant volatility to the Company’s operating results but does not impact cash flow. In 2007, the change in fair value of these interest rate swap agreements was a decrease of $39.0 million compared to a decrease of $9.4 million in 2006.

The Company continues to make significant progress in its long term strategy to operate both brands as corporate stores in the top 75 U.S. airport markets, the top eight Canadian airport markets and in other key leisure destinations, and to operate through franchisees in the smaller markets and in markets outside the U.S. and Canada. During 2007, the Company acquired franchise operations for Dollar and Thrifty in 16 U.S. markets and rental day volume increased approximately 5.3% in company-owned stores as a result of these acquisitions. The Company generally expects to continue to fund all remaining franchisee acquisitions with cash from operations.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and vehicle depreciation costs including used car market pricing. Significant changes in the purchase or sales price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust pricing and lease rates for these changes. The Company’s business requires significant expenditures for vehicles and, consequently, requires substantial liquidity to finance such expenditures.

The Company expects its ongoing cash flow to exceed cash required to operate the business. In 2007, the Company repurchased 2,304,406 shares for a total of $71.5 million. The Company has repurchased 6,414,906 shares at a cost of $227.6 million since announcing the share repurchase program in July 2003. The share repurchase program extends through December 31, 2008. Due to weak economic and industry conditions, the Company has currently suspended repurchasing shares under its share repurchase program.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Year Ended December 31,

	2007	2006	2005

Revenues:
Vehicle rentals	95.2%	92.7%	91.6%
Other	4.8	7.3	8.4

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	50.4	49.8	52.3
Vehicle depreciation and lease charges, net	27.1	22.9	19.6
Selling, general and administrative	13.3	15.6	15.6
Interest expense, net	6.3	5.8	5.8

Total costs and expenses	97.1	94.1	93.3

(Increase) decrease in fair value of derivatives	2.2	0.6	(2.0)

Income before income taxes	0.7	5.3	8.7

Income tax expense	0.6	2.2	3.6

Net income	0.1%	3.1%	5.1%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores, and
•	Other revenue generated from leasing vehicles to franchisees, continuing franchise fees and providing services to franchisees, parking income and miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs,
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most IT expenses and administrative expenses, and
•	Interest expense, net which includes interest expense on vehicle related debt and non-vehicle debt, net of interest earned on restricted and unrestricted cash.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Operating Results

The Company had income before income taxes of $12.8 million for 2007 as compared to $88.4 million in 2006.

Revenues

			$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,676.4	$1,538.7	$137.7	8.9%
Other	84.4	122.0	(37.6)	(30.8%)

Total revenues	$1,760.8	$1,660.7	$100.1	6.0%

Vehicle rental metrics:
Number of rental days (including franchise acquisitions)	37,231,340	36,642,026	589,314	1.6%
Number of rental days (excluding franchise acquisitions)	35,290,629	36,642,026	(1,351,397)	(3.7%)
Average revenue per day	$45.03	$41.99	$3.04	7.2%

Vehicle leasing metrics:
Average number of vehicles leased	5,384	9,886	(4,502)	(45.5%)
Average monthly lease revenue per unit	$555	$479	$76	15.9%

Vehicle rental revenue increased 8.9% due to a 7.2% increase in revenue per day totaling $113.1 million coupled with a 1.6% increase in rental days totaling $24.6 million. Rental days grew by 5.3% due to 2006 franchisee acquisitions, 2007 franchisee acquisitions and greenfield locations that had not yet annualized, but decreased 3.7% on a same store basis.

Other revenue decreased $37.6 million. This decrease was due to a $30.1 million decline in vehicle leasing revenue and fees and services revenue primarily due to the shift of several locations from franchised operations to corporate operations. Additionally, there was a decrease in the market value of investments in the Company’s deferred compensation and retirement plans of $13.9 million. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income. These decreases in other revenue were partially offset by an increase in parking revenues of $5.7 million.

Expenses

			$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$887.2	$827.4	$59.8	7.2%
Vehicle depreciation and lease charges, net	477.9	380.0	97.9	25.7%
Selling, general and administrative	234.2	259.5	(25.3)	(9.7%)
Interest expense, net of interest income	109.7	96.0	13.7	14.3%

Total expenses	$1,709.0	$1,562.9	$146.1	9.3%

(Increase) decrease in fair value of derivatives	$39.0	$9.4	$(29.6)	(316.4%)

Direct vehicle and operating expense increased $59.8 million, primarily due to higher fleet and transaction levels coupled with higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 50.4% in 2007, compared to 49.8% in 2006.

The increase in direct vehicle and operating expense in 2007 primarily resulted from the following:

➢

Facility and airport concession expenses increased $21.9 million. This increase resulted from increases in concession fees of $15.2 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $6.7 million.

➢	Commission expenses increased $12.4 million, which are primarily based on increased revenue and relate to fees charged by travel agents, third party Internet sites and credit card companies.

➢

Personnel related expenses increased $9.9 million. Salary expenses increased approximately $7.4 million due to higher compensation costs per employee and $5.3 million due to an increase in the number of employees. In addition to the salary expense increases, costs related to group health insurance increased $1.6 million. These increases were partially offset by a reduction in incentive compensation expense of $4.8 million.

➢

Vehicle related costs increased $9.1 million. This increase resulted primarily from an increase in gasoline expense of $5.6 million, which is generally recovered in revenue from customers, and an increase in net vehicle damage of $2.4 million. All other fleet related expenses increased $1.1 million.

Net vehicle depreciation and lease charges increased $97.9 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 27.1% in 2007, compared to 22.9% in 2006.

The increase in net vehicle depreciation and lease charges in 2007 resulted from the following:

➢

Vehicle depreciation expense increased $106.4 million, resulting primarily from a 27.7% increase in the average depreciation rate. The increase in the depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles, partially offset by a higher mix of Non-Program Vehicles, which historically have lower depreciation rates.

➢

Net vehicle gains on the disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, increased $4.3 million. This increase resulted primarily from a higher average gain per unit.

➢	Leasing charges, for vehicles leased from third parties, decreased $4.2 million due to a decrease in the average number of vehicles leased, partially offset by an increase in the average lease rate.

Selling, general and administrative expenses for 2007 decreased $25.3 million. As a percent of revenue, selling, general and administrative expenses were 13.3% in 2007 compared to 15.6% in 2006.

The decrease in selling, general and administrative expenses in 2007 resulted from the following:

➢

Personnel related expenses decreased $41.5 million due to lower personnel costs of $26.3 million, principally related to IT employees outsourced in October 2006, a $11.0 million decrease in incentive compensation expense, a $3.5 million decrease in performance share expense and a $0.7 million reduction in group health insurance. The decrease in performance share expense in 2007 related to a non-recurring 2006 change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 as well as declining results compared to performance targets for 2007 compared to 2006.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $13.9 million, which is offset in other revenue and, therefore, did not impact net income.

➢	Transition costs relating to the outsourcing of IT and call center operations decreased $2.2 million, including salary related expenses.

➢	Sales and marketing expense decreased $1.4 million due primarily to decreased Internet-related spending and other marketing related costs.

➢	IT related expenses increased $27.3 million due to the outsourcing of IT services to EDS.

➢	Software expenses increased $3.7 million primarily due to a write off of software made obsolete by the Pros Fleet Management Software the Company began implementing in the third quarter of 2007.

Net interest expense increased $13.7 million in 2007 primarily due to higher interest rates, higher average debt, lower cash balances, and a $1.4 million write off of unamortized deferred financing fees related to the retired revolving credit facility. These increases were partially offset by an increase in interest reimbursements relating to vehicle programs. As a percent of revenue, net interest expense was 6.3% in 2007 compared to 5.8% in 2006.

The change in fair value of the Company’s interest rate swap agreements was a decrease of $39.0 million in 2007 compared to a decrease of $9.4 million in 2006 resulting in a year over year decrease of $29.6 million.

The income tax provision for 2007 was $11.6 million. The effective income tax rate was 90.5% for 2007 compared to 41.5% for 2006. The increase in the effective tax rate was due primarily to lower U.S. pretax earnings in relationship to Canadian pretax losses. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes and the impact of establishing valuation allowances for net operating losses that could expire. However, no income tax benefit was recorded for Canadian losses in 2007 or 2006, thus, increasing the consolidated effective tax rate compared to the U.S. effective tax rate.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Operating Results

The Company had income before income taxes of $88.4 million for 2006 as compared to $130.5 million in 2005.

Revenues

			$ Increase/	% Increase/
	2006	2005	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,538.7	$1,380.2	$158.5	11.5%
Other	122.0	127.4	(5.4)	(4.2%)

Total revenues	$1,660.7	$1,507.6	$153.1	10.2%

Vehicle rental metrics:
Number of rental days (including franchise acquisitions)	36,642,026	34,909,560	1,732,466	5.0%
Number of rental days (excluding franchise acquisitions)	35,280,054	34,909,560	370,494	1.1%
Average revenue per day	$41.99	$39.54	$2.45	6.2%

Vehicle leasing metrics:
Average number of vehicles leased	9,886	12,269	(2,383)	(19.4%)
Average monthly lease revenue per unit	$479	$431	$48	11.1%

Vehicle rental revenue increased 11.5% due to a 6.2% increase in revenue per day totaling $90.0 million coupled with a 5.0% increase in rental days totaling $68.5 million. Rental days grew by 3.9% due to 2005 franchisee acquisitions, 2006 franchisee acquisitions and greenfield locations that had not yet annualized, and by 1.1% from same store growth.

Other revenue decreased $5.4 million. This decrease was due to a $9.3 million decline in vehicle leasing revenue and fees and services revenue primarily due to the shift of several locations from franchised operations to corporate operations. This decrease in other revenue was partially offset by an increase of $2.6 million in parking revenues and an increase of $2.1 million in the market value of the investments in the Company’s deferred compensation and retirement plans. The revenue related to the market value of investments is attributable to the mark- to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

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

The increase in selling, general and administrative expenses in 2006 resulted from the following:

➢	IT related expenses increased $10.6 million due to the outsourcing of IT services to EDS. These costs include base contract fees of $7.7 million and an increase in contract labor of $2.9 million.

➢	Transition costs relating to the outsourcing of IT services were $6.9 million, including salary related expenses.

➢	Sales and marketing expense increased $3.3 million due primarily to increased Internet-related spending and other marketing related costs.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities and insurance bonds. Cash generated by operating activities of $537.3 million for 2007 is primarily the result of net income, adjusted for depreciation and the change in fair value of derivatives. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed medium term notes and asset backed commercial paper programs, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes and commercial paper programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs, proceeds from its Term Loan and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A significant portion of the secured vehicle financing is available through the asset backed commercial paper programs and bank facilities, which are 364-day commitments that are renewable annually. The successful annual renewal of these facilities along with the Company’s existing asset backed medium term notes and other secured vehicle financing facilities are expected to be sufficient to meet 2008 vehicle financing requirements. The asset backed medium term notes have varying maturities through 2012. The Company generally issues additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity. Recent volatility in the credit markets and the downgrading or risk of downgrading of the Monolines has limited access to this market in 2008. The Company has experienced increases in the level of credit enhancement or additional collateral required for new asset backed medium term notes, the Commercial Paper Program and the Conduit Facility. The Company expects additional increases in the level of credit enhancement for the Commercial Paper Program and Conduit

Facility when renewed in 2008. These increased enhancement and collateral requirements have reduced the liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these credit enhancement requirements.

Cash used in investing activities was $446.3 million. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $4.0 billion. This use of cash was primarily offset by $3.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2007 decreased $256.8 million from the previous year, including $270.8 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $14.0 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $40.6 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $40 million in 2008 as a result of increased airport facility projects and more significant upgrades in IT equipment and systems. In addition, the Company used cash for franchise acquisitions of $30.3 million in 2007 and will continue to pursue the acquisition of certain franchise operations, subject to Revolving Credit Facility restrictions. Future franchisee acquisition expenditures are expected to be financed with available cash and cash to be provided from future operations.

Cash used in financing activities was $182.0 million primarily due to a decrease of $413.0 million under the Conduit Facility (hereinafter defined), the maturity of asset backed medium term notes totaling $312.5 million, a net decrease in the issuance of commercial paper totaling $153.1 million and share repurchases totaling $71.5 million. Cash used in financing activities was partially offset by the issuance of $500 million in asset backed medium term notes in May 2007, the proceeds of the $250 million Term Loan (hereinafter defined) in June 2007, and an increase of $42.1 million in other existing bank vehicle lines of credit.

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments. The Like-Kind Exchange Program has resulted in a material deferral of federal and state income taxes for fiscal years beginning in 2002 and extending through the year ended December 31, 2007. The benefit of the deferral is dependent on timely reinvestment of vehicle disposition proceeds in replacement vehicles; therefore, a downsizing of the Company’s fleet or reduced vehicle purchases could result in reduced deferrals and increased payments of federal and state cash income taxes, after considering the effect of net operating loss carryforwards. The Like-Kind Exchange Program has historically increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At December 31, 2007, restricted cash and investments totaled $132.9 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under asset backed financing programs, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program. The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

In February 2008, President Bush signed the Economic Stimulus Act of 2008 into law which includes a provision allowing bonus depreciation on certain assets, including vehicles, acquired in 2008. The Economic Stimulus Act of 2008 will increase the amount of tax basis depreciation that can be claimed on the Company’s federal and on some state tax returns.

Share Repurchase Program

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program, which will extend through December 31, 2008, to replace the $100 million program of which $44.7 million had been used to repurchase shares. In 2007, the Company repurchased 2,304,406 shares of common stock at an average price of $31.05 per share totaling $71.5 million. Since inception of the share repurchase programs through December 31, 2007, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions. At December 31, 2007, the $300 million share repurchase program had $117.1 million of remaining authorization that extends through December 31, 2008.

To augment its share repurchase program, the Company has used trading plans in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934 (“Rule 10b5-1”). Rule 10b5-1 trading plans allow repurchases of the Company’s common stock during black-out periods by establishing a prearranged written plan to buy a specified number of shares of the Company’s common stock over a set period of time. Due to weak economic and industry conditions, the Company has currently suspended repurchasing shares under its share repurchase program.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset backed medium term notes, commercial paper and short-term borrowings outstanding for vehicle purchases, a non-vehicle related term loan, airport concession fee and operating lease commitments related to airport and other facilities, technology contracts, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles, the renewal of its 364-day bank facilities and continuation of asset backed note issuances as existing medium term notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2007:

	Payments due or commitment expiration by period (in thousands)
	2008	2009-2010	2011-2012	Beyond 2012	Total

Contractual cash obligations:
Asset backed medium term notes (1)	$582,079	$638,817	$1,041,321	$-	$2,262,217
Commercial paper outstanding (1)	27,294	-	-	-	27,294
Other short-term borrowings (1)	406,626	-	-	-	406,626

Subtotal - Vehicle debt and obligations	1,015,999	638,817	1,041,321	-	2,696,137

Term Loan	19,449	38,383	37,699	260,325	355,856

Subtotal - Non-vehicle debt	19,449	38,383	37,699	260,325	355,856

Total debt and other obligations	1,035,448	677,200	1,079,020	260,325	3,051,993

Operating lease commitments	44,258	60,225	34,152	87,760	226,395
Airport concession fee commitments	75,306	103,452	64,280	114,613	357,651
Vehicle purchase commitments	843,848	-	-	-	843,848
Other commitments	34,624	53,742	22,510	-	110,875

Total contractual cash obligations	$2,033,484	$894,619	$1,199,962	$462,698	$4,590,763

Other commercial commitments:
Letters of credit	$111,521	$73,755	$-	$-	$185,276

(1) Further discussion of asset backed medium term notes, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts include both principal and interest payments. Amounts exclude related discounts, where applicable.

The Company also has self-insured liabilities related to third-party bodily injury and property damage claims totaling $110 million that are not included in the contractual obligations and commitments table above. See Note 17 of Notes to Consolidated Financial Statements.

Asset Backed Medium Term Notes

The asset backed medium term note program is comprised of $2.0 billion in asset backed medium term notes with maturities ranging from 2008 to 2012. Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.20% to 5.27% including certain floating rate notes swapped to fixed rates. The Company has maturities of medium term notes totaling $500 million in 2008 and no additional maturities until 2010. The Company typically accesses the medium term note market each year to replace maturing notes; however, the Company does not expect to need to access this market in 2008. Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts, which were approximately $95.3 million at December 31, 2007.

On May 23, 2007, RCFC issued $500 million of five-year asset backed medium term notes (the “2007 Series Notes”) to replace maturing asset backed medium term notes and provide for growth in the Company’s fleet. The 2007 Series Notes consist of $500 million floating rate notes at LIBOR plus 0.14%. In conjunction with the issuance of the 2007 Series Notes, the Company also entered into interest rate swap agreements to convert this floating rate debt to fixed rate debt at a 5.16% interest rate.

The asset backed medium term note programs each contain a minimum net worth covenant and an interest coverage covenant in the Monoline agreements. The Company is in compliance with these covenants at December 31, 2007. The Company will amend the existing minimum net worth covenant in the Monoline agreements to exclude the impact of any potential goodwill write-down; or, if not amended, a violation of this covenant can be avoided by providing additional credit enhancement.

Conduit Facility

On June 25, 2007, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually. At December 31, 2007, the Company had $12.0 million outstanding under the Conduit Facility.

The Conduit Facility contains a minimum net worth covenant and an interest coverage covenant. The Company is in compliance with these covenants at December 31, 2007. The Company expects to modify the existing minimum net worth covenant upon renewal of the Conduit Facility to exclude the impact of any potential goodwill write-down.

Commercial Paper Program and Liquidity Facility

At December 31, 2007, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $545 million supported by a $460 million, 364-day liquidity facility (the “Liquidity Facility”). Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates. At December 31, 2007, the Company had $25.9 million in commercial paper outstanding under the Commercial Paper Program. The Commercial Paper Program and the Liquidity Facility are renewable annually.

The Commercial Paper Program contains a minimum net worth covenant and an interest coverage covenant. The Company is in compliance with these covenants at December 31, 2007. The Company expects to modify the existing minimum net worth covenant upon renewal of the Commercial Paper Program to exclude the impact of any potential goodwill write-down.

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND$300 million funded through a bank commercial paper conduit which expires May 31, 2010. At December 31, 2007, DTG Canada had approximately CND$134.7 million (US$135.5 million) funded under this program. The Canadian fleet securitization program contains a tangible net worth covenant and DTG Canada was in compliance with this covenant at December 31, 2007.

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at December 31, 2007. Borrowings of $234.5 million were outstanding under these lines at December 31, 2007. These lines of credit are secured by the vehicles financed under these facilities and are primarily renewable annually. The Company expects to continue using these sources of vehicle financing in 2008 and future years. The vehicle manufacturer and bank lines of credit contain a leverage ratio covenant which requires that the Company’s corporate debt to corporate EBITDA be maintained within certain limits as defined in the respective agreements. The Company is in compliance with this covenant at December 31, 2007.

Senior Secured Credit Facilities

On June 15, 2007, the Company entered into $600 million in new Senior Secured Credit Facilities comprised of a $350 million Revolving Credit Facility and a $250 million Term Loan. The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of December 31, 2007, the Company is in compliance with all covenants.

The Revolving Credit Facility, which replaced the Company’s former $300 million revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $172.3 million and no working capital borrowings at December 31, 2007.

The Term Loan expires on June 15, 2014, and was used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The Term Loan allows the Company greater flexibility to finance Non-Program Vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments which began in September 2007, but depending on the level of excess cash flows and other factors, the required principal payments may be increased. At December 31, 2007, the Company had $248.8 million outstanding under the Term Loan.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2007, the Company’s total consolidated debt and other obligations were approximately $2.7 billion, of which $2.4 billion was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments for vehicle debt of approximately $900 million in 2008, including the annual renewal of its 364-day credit facilities, and $500 million per year from 2010 through 2012. The Company has minimal scheduled annual principal payments relating to its Term Loan through 2013 with the remaining lump sum due in 2014.

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

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2007, various insurance companies had $39.9 million in surety bonds and various banks had $68.9 million in letters of credit to secure these obligations. At December 31, 2007, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2008, approximately 40% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

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

Vehicle depreciation expense – The Company generally purchases 50% to 60% of its vehicles as Program Vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers. The remaining 40% to 50% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates by reviewing the projected market value for the vehicles at expected date of disposition as well as the overall outlook for the used car market. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average life of the Non-Program Vehicles is seven to nine months. Many factors affect the market value of used cars including increasing use of incentives by automobile manufacturers for new vehicles, limited or excess supply of used vehicles and overall economic conditions. The likelihood that the Company’s estimates could materially change is possible due to the volatility of the used car market. A one percent change in the expected residual value of Non-Program Vehicles sold during 2007 would have impacted vehicle depreciation expense, net by $8.2 million.

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

Goodwill and Other Intangible Assets with Indefinite Lives – The Company reviews the carrying value of its goodwill and other intangible assets with indefinite lives as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. In performing this review, the Company is required to make an assessment of fair value for its goodwill and other intangible assets. In determining this fair value, the Company utilizes various assumptions, including projections of future cash flows. A change in these underlying assumptions will cause a change in the results of the tests and, as such, could cause the fair value of goodwill and other intangible assets to be less than the respective carrying amount. In such an event, the Company would be required to record an impairment charge, which would impact its results of operations. The Company reviews the carrying value of goodwill and other intangible assets for impairment annually in the second quarter, unless circumstances exist that indicate impairment may have occurred, which requires more frequent testing. At December 31, 2007, the Company’s stock price had decreased substantially which reduced the Company’s market capitalization. Based on this decline, the Company completed an impairment assessment of goodwill and other intangible assets noting no impairment existed. The Company will continue to monitor its goodwill and other intangible assets for impairment on a more frequent basis. At December 31, 2007, the carrying value of the Company’s goodwill was $281 million and the carrying value of the Company’s reacquired franchise rights (an indefinite-lived intangible asset) was $69 million.

New Accounting Standards

For a discussion on new accounting standards refer to Note 2 of the Notes to Consolidated Financial Statements.

Outlook for 2008

The U.S. travel industry faces uncertainty in 2008 due to concerns about the strength of the economy and the impact on consumer spending. The airline industry reported weak domestic airline passenger traffic in December 2007 and January 2008. The Company expects the operating environment to remain challenging through at least the first half of 2008.

Fleet capacity for the rental car industry exceeded consumer demand in December 2007 and January 2008 resulting in weak industry pricing on leisure and discretionary rentals. The industry appears to be adjusting fleet capacity to better match consumer demand and year over year rental pricing trends are improving in February and March of 2008. The Company expects to be able to increase rental pricing as the industry tightens overall fleet capacity to match consumer demand.

The automobile auctions are reporting weaker pricing on used cars which is increasing industry fleet costs and extending the length of time required to reduce overall industry capacity. The Company expects 2008 per unit vehicle depreciation costs to increase about 10 percent depending on used car market pricing. The Company expects vehicle cost increases will be greater in the first half of the year while absorbing the recent decline in used car prices.

In the third quarter of 2007, the Company began implementing Pros Fleet Management Software, which will allow the Company to improve fleet planning and efficiencies in its vehicle acquisition and remarketing efforts along with controlling vehicle costs. The Company expects to begin realizing cost savings from this implementation in 2008 and realize the full benefits in 2009.

The Company will benefit from cost savings initiatives implemented in 2007 and is implementing additional cost savings initiatives to reduce certain operating and administrative costs in 2008 as well as taking other actions to preserve liquidity in 2008.

The Company will continue to monitor developments in the bank and capital markets and believes that its peak vehicle financing needs for 2008 can be managed through the annual renewal of its existing Conduit Facility and Commercial Paper Program. The Company expects increases in the level of credit enhancement for the Commercial Paper Program and Conduit Facility when renewed in 2008. While the medium term asset backed note market has been volatile, the Company will not need to enter that market in 2008, despite $500 million of maturities during the year. The Company has no additional maturities of asset backed medium term notes until 2010.

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

Expected Maturity Dates as of December 31, 2007	2008	2009	2010	2011	2012	There- after	Total	Fair Value December 31, 2007

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$772,454	$-	$390,000	$500,000	$500,000	$-	$2,162,454	$1,990,667

Weighted average interest rates	5.12%	-	4.41%	4.83%	5.08%	-

Vehicle debt and obligations - fixed rates	$-	$-	$110,000	$-	$-	$-	$110,000	$101,856

Weighted average interest rates	-	-	4.59%	-	-	-

Vehicle debt and obligations - Canadian dollar denominated	$135,512	$-	$-	$-	$-	$-	$135,512	$135,512

Weighted average interest rates	5.98%	-	-	-	-	-

Non-vehicle debt - term loan	$2,500	$2,500	$2,500	$2,500	$2,500	$236,250	$248,750	$237,556

Weighted average interest rates	5.88%	5.49%	6.04%	6.42%	6.67%	6.86%

Interest Rate Swaps:

Variable to Fixed	$500,000	$-	$390,000	$500,000	$500,000	$-	$1,890,000	$1,937,825
Average pay rate	4.20%	-	4.89%	5.27%	5.16%	-
Average receive rate	3.88%	-	4.04%	4.42%	4.67%	-

(1)  Floating rate vehicle debt and obligations include the $500 million Series 2004 Notes, $290 million relating to the Series 2005 Notes, the $600 million
Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

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

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to effectively fixed interest rates) at December 31, 2007, a 50 basis point fluctuation in short-term interest rates would have an approximate $3 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

February 29, 2008

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands Except Per Share Data)

	2007	2006	2005
REVENUES:
Vehicle rentals	$1,676,349	$1,538,673	$1,380,172
Other	84,442	122,004	127,382

Total revenues	1,760,791	1,660,677	1,507,554

COSTS AND EXPENSES:
Direct vehicle and operating	887,178	827,440	787,714
Vehicle depreciation and lease charges, net	477,853	380,005	294,757
Selling, general and administrative	234,234	259,474	236,055
Interest expense, net of interest income of $24,250, $29,387 and $18,388	109,728	95,974	88,208

Total costs and expenses	1,708,993	1,562,893	1,406,734

(Increase) decrease in fair value of derivatives	38,990	9,363	(29,725)

INCOME BEFORE INCOME TAXES	12,808	88,421	130,545

INCOME TAX EXPENSE	11,593	36,729	54,190

NET INCOME	$1,215	$51,692	$76,355

BASIC EARNINGS PER SHARE	$0.05	$2.14	$3.04

DILUTED EARNINGS PER SHARE	$0.05	$2.04	$2.89

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(In Thousands Except Share and Per Share Data)

	2007	2006
ASSETS

Cash and cash equivalents	$101,025	$191,981
Restricted cash and investments	132,945	389,794
Receivables, net	238,127	242,349
Prepaid expenses and other assets	92,163	98,020
Revenue-earning vehicles, net	2,808,354	2,623,719
Property and equipment, net	122,303	116,787
Income taxes receivable	11,334	2,585
Intangible assets, net	103,777	66,160
Goodwill	281,424	280,103

	$3,891,452	$4,011,498

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$80,537	$65,251
Accrued liabilities	198,042	183,887
Deferred income tax liability	267,412	266,455
Vehicle insurance reserves	110,034	103,921
Debt and other obligations	2,656,562	2,744,284

Total liabilities	3,312,587	3,363,798

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 27,903,258 and 27,594,867 issued, respectively, and 21,488,352 and 23,484,367 outstanding, respectively	278	275
Additional capital	799,449	791,452
Retained earnings	8,511	7,782
Accumulated other comprehensive income (loss)	(1,804)	4,217
Treasury stock, at cost (6,414,906 and 4,110,500 shares, respectively)	(227,569)	(156,026)

Total stockholders’ equity	578,865	647,700

	$3,891,452	$4,011,498

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2005	25,910,030	$259	$748,261	$(120,265)	$2,694	(870,300)	$(22,206)	$608,743
Issuance of common shares for director compensation	1,214	-	42	-	-	-	-	42
Stock option transactions, including tax benefit	978,831	10	21,544	-	-	-	-	21,554
Purchase of common stock for the treasury	-	-	-	-	-	(681,300)	(22,512)	(22,512)
Performance share incentive plan	-	-	3,699	-	-	-	-	3,699
Issuance of common stock in settlement of vested performance shares	28,268	-	-	-	-	-	-	-
Restricted stock for director compensation	-	-	844	-	-	-	-	844
Issuance of common shares	3,500	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	76,355	-	-	-	76,355
Foreign currency translation	-	-	-	-	1,703	-	-	1,703

Total comprehensive income	-	-	-	76,355	1,703	-	-	78,058

BALANCE, DECEMBER 31, 2005	26,921,843	269	774,390	(43,910)	4,397	(1,551,600)	(44,718)	690,428
Issuance of common shares for director compensation	1,716	-	78	-	-	-	-	78
Stock option transactions	426,442	4	7,395	-	-	-	-	7,399
Purchase of common stock for the treasury	-	-	-	-	-	(2,558,900)	(111,308)	(111,308)
Performance share incentive plan	-	-	8,541	-	-	-	-	8,541
Issuance of common stock in settlement of vested performance shares	237,866	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,048	-	-	-	-	1,048
Issuance of common shares	7,000	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	51,692	-	-	-	51,692
Foreign currency translation	-	-	-	-	(180)	-	-	(180)

Total comprehensive income	-	-	-	51,692	(180)	-	-	51,512

BALANCE, DECEMBER 31, 2006	27,594,867	275	791,452	7,782	4,217	(4,110,500)	(156,026)	647,700
Issuance of common shares for director compensation	38,148	-	573	-	-	-	-	573
Stock option transactions	61,865	1	1,093	-	-	-	-	1,094
Purchase of common stock for the treasury	-	-	-	-	-	(2,304,406)	(71,543)	(71,543)
Performance share incentive plan	-	-	5,317	-	-	-	-	5,317
Issuance of common stock in settlement of vested performance shares	201,665	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,014	-	-	-	-	1,014
Issuance of common shares	6,713	-	-	-	-	-	-	-
Comprehensive income:
Net income	-	-	-	1,215	-	-	-	1,215
Cumulative effect of adopting FIN No. 48				(486)				(486)
Interest rate swap					(11,978)			(11,978)
Foreign currency translation	-	-	-	-	5,957	-	-	5,957

Total comprehensive income	-	-	-	729	(6,021)	-	-	(5,292)

BALANCE, DECEMBER 31, 2007	27,903,258	$278	$799,449	$8,511	$(1,804)	(6,414,906)	$(227,569)	$578,865

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,215	$51,692	$76,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	493,712	387,350	326,632
Non-vehicle depreciation	21,704	20,343	20,709
Net gains from disposition of revenue-earning vehicles	(18,745)	(14,491)	(41,431)
Amortization	6,386	6,410	6,088
Write-off of software	3,831	-	-
Interest income earned on restricted cash and investments	(13,975)	(16,896)	(11,045)
Performance share incentive and restricted stock plan	7,682	11,130	4,543
Net losses from sale of property and equipment	66	63	51
Provision for losses on receivables	1,022	415	4,334
Deferred income taxes	7,977	30,693	42,940
(Increase) decrease in fair value of derivatives	38,990	9,363	(29,725)
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	(8,577)	(10,792)	11,964
Receivables	(9,478)	(29,927)	(11,522)
Prepaid expenses and other assets	16,167	6,546	6,068
Accounts payable	13,194	(8,930)	8,320
Accrued liabilities	(34,226)	15,956	12,880
Vehicle insurance reserves	6,113	3,308	12,437
Other	4,252	(342)	1,422

Net cash provided by operating activities	537,310	461,891	441,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(4,019,775)	(4,182,123)	(3,919,650)
Proceeds from sales	3,372,366	3,387,672	3,687,368
Net change in restricted cash and investments	270,824	412,392	(319,030)
Property, equipment and software:
Purchases	(40,647)	(35,814)	(31,766)
Proceeds from sales	1,215	32	3,282
Acquisition of businesses, net of cash acquired	(30,292)	(34,475)	(5,224)

Net cash used in investing activities	(446,309)	(452,316)	(585,020)

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005
(In Thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	3,650,743	6,619,828	5,450,924
Payments of vehicle debt and other obligations	(3,987,224)	(6,600,505)	(5,226,403)
Proceeds from non-vehicle	250,000	-	-
Payments of non-vehicle debt	(1,250)	-	-
Payments of debt assumed through acquisition	(14,092)	-	-
Issuance of common shares	1,669	7,479	17,016
Purchase of common stock for the treasury	(71,543)	(111,308)	(22,512)
Financing issue costs	(10,260)	(7,387)	(5,179)

Net cash provided by (used in) financing activities	(181,957)	(91,893)	213,846

CHANGE IN CASH AND CASH EQUIVALENTS	(90,956)	(82,318)	69,846

CASH AND CASH EQUIVALENTS:
Beginning of year	191,981	274,299	204,453

End of year	$101,025	$191,981	$274,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to (from) taxing authorities	$12,396	$15,246	$(751)

Interest	$128,779	$118,886	$99,450

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Issuance of common stock for director compensation	$573	$78	$42

Receivables from capital lease of vehicles to franchisees	$-	$917	$1,106

Purchases of property, equipment and software included in accounts payable	$4,632	$2,752	$5,187

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	BASIS OF PRESENTATION

Dollar Thrifty Automotive Group, Inc. (“DTG”) is the successor to Pentastar Transportation Group, Inc. Prior to December 23, 1997, DTG was a wholly owned subsidiary of Chrysler LLC, formerly known as DaimlerChrysler Corporation (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as “Chrysler”). On December 23, 1997, DTG completed an initial public offering of all its outstanding common stock owned by Chrysler together with additional shares issued by DTG.

The Company operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Management makes business and operating decisions on an overall company basis. Financial results are no longer available by brand.

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company to Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company to Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) and Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). Thrifty National Ad was terminated effective January 1, 2008. DTG Canada has a partnership agreement with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereinafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereinafter as “Thrifty”. Intercompany accounts and transactions have been eliminated in consolidation.

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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $13,975,000, $16,896,000 and $11,045,000, for 2007, 2006 and 2005, respectively, and remains in restricted cash and investments.

Allowance for Doubtful Accounts – An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectibility.

Financing Issue Costs – Financing issue costs related to vehicle debt and the Senior Secured Credit Facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

Revenue-Earning Vehicles – Revenue-earning vehicles are stated at cost, net of related discounts. The Company generally purchases 50% to 60% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”). The remaining 40% to 50% of the Company’s vehicles are purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). Also, the Company may convert vehicles originally acquired as Program Vehicles to Non-Program Vehicles on an opportunistic basis to lower vehicle depreciation costs. For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The Company continually evaluates estimated residual values. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. The average holding term for vehicles is seven to nine months.

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

Accounts Payable – Book overdrafts of $16,333,000 and $21,491,000 are included in accounts payable at December 31, 2007 and 2006, respectively.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Beginning in 2001 and continuing through 2006, the Company entered into interest rate swap agreements. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, the changes in the interest rate swap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income. In May 2007, the Company entered into an interest rate swap agreement related to the 2007 Series notes (hereinafter defined) which constitutes a cash flow hedge and qualifies for hedge accounting treatment under SFAS No. 133, utilizing the “long-haul” method (Note 11).

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2007. Because of less predictability, self-insured reserves for SLI are not discounted.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $34,111,000, $37,584,000 and $35,269,000, for 2007, 2006 and 2005, respectively.

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

Income Taxes – U.S. operating results are included in the Company’s consolidated U.S. income tax returns. The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized. The Company has established a valuation allowance related to DTG Canada and a portion of the Company’s state net operating losses.

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

All performance share and restricted stock awards are accounted for using the fair value-based method in accordance with SFAS No. 123 and SFAS No. 123(R) for the 2007, 2006 and 2005 periods. The Company did not issue stock options in 2007, 2006 or 2005.

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

Under SFAS No. 123, the Company used the closing market price of the Company’s common shares on the date of grant to estimate the fair value of restricted stock and performance shares. No options were granted after January 1, 2003. As discussed more fully in Note 13, upon adoption of SFAS No. 123(R), the Company continued to utilize the closing market price of the Company’s common shares on the date of grant to estimate the fair value of restricted stock and the performance based portion of performance share awards. The Company began to utilize a lattice-based option valuation model to estimate the fair value of the market condition based portion of performance share awards, as management believes this model is more flexible than the Black-Scholes model, as it allows for more estimated inputs that can be varied throughout the term of the award.

At December 31, 2007, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $6,400,000 depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years.

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

In June 2006, the FASB ratified the consensus reached by the EITF in EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). The EITF reached a consensus that the presentation of the types of taxes included in the scope of EITF No. 06-3 on either a gross or a net basis is an accounting policy decision that should be disclosed. The Company reports revenues net of these taxes in its consolidated statements of income.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN No. 48 as required on January 1, 2007. The adoption of FIN No. 48 had no material liability for unrecognized tax benefits, no material adjustments to the Company’s opening financial position were required and thus, no material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted the provisions of SFAS No. 157 as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption. The Company is currently evaluating the impact SFAS No. 157 will have on its consolidated financial position and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as required on January 1, 2008 and is currently evaluating the impact SFAS No. 159 will have on its consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”) which are both effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) requires the acquirer to recognize assets and liabilities and any noncontrolling interest in the acquiree at the acquisition date at fair value and requires the acquirer in a step-acquisition to recognize the identifiable assets and liabilities at the full amounts of their fair value. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and changes the layout of the consolidated income statement and classifies noncontrolling interests as equity in the consolidated balance sheet. The Company plans to adopt the provisions of SFAS No. 141(R) and SFAS No. 160 as required on January 1, 2009. The Company is currently evaluating the impact SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and results of operations.

3.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2007	2006	2005
	(In Thousands, Except Share and Per Share Data)
Net Income	$1,215	$51,692	$76,355

Basic EPS:
Weighted average common shares	22,580,298	24,195,933	25,120,617

Basic EPS	$0.05	$2.14	$3.04

Diluted EPS:
Weighted average common shares	22,580,298	24,195,933	25,120,617

Shares contingently issuable:
Stock options	168,075	264,098	351,260
Performance awards	283,161	419,313	613,616
Employee compensation shares deferred	414,518	270,085	181,747
Director compensation shares deferred	179,560	169,370	138,230

Shares applicable to diluted	23,625,612	25,318,799	26,405,470

Diluted EPS	$0.05	$2.04	$2.89

At December 31, 2007, 2006 and 2005, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.

4.	ACQUISITIONS

In 2007, the Company added seven locations by acquiring its former franchisee in Seattle, Washington and Portland, Oregon. The Company also acquired certain assets and assumed certain liabilities relating to 29 locations from former franchisees in Pittsburgh, Middletown/Harrisburg, Allentown and Erie, Pennsylvania; McAllen, Texas; Burlington, Vermont; Knoxville, Tennessee; Louisville, Kentucky; Providence, Rhode Island; Kansas City and Springfield, Missouri; Wichita, Kansas; Omaha and Lincoln, Nebraska; and Des Moines, Iowa for the Thrifty brand and in Allentown, Pennsylvania and Wichita, Kansas for the Dollar brand. During 2006, the Company acquired certain assets and assumed certain liabilities relating to 35 locations from former franchisees in Little Rock, Arkansas; Providence, Rhode Island; Cincinnati, Columbus and Dayton, Ohio; Milwaukee and Madison, Wisconsin; Pensacola, Florida; Phoenix, Arizona; Reno, Nevada; El Paso and San Antonio, Texas for the Thrifty brand and in Nashville, Tennessee; Oklahoma City and Tulsa, Oklahoma; Minneapolis, Minnesota; Madison, Wisconsin; and El Paso, Texas for the Dollar brand. During 2005, the Company acquired certain assets and assumed certain liabilities relating to 12 locations from former franchisees in Jacksonville, Melbourne and Cape Canaveral, Florida; San Jose, California; Baton Rouge and New Orleans, Louisiana and Albuquerque and Santa Fe, New Mexico for the Thrifty brand. Total cash paid, net of cash acquired, for these acquisitions was $30,292,000, $34,475,000 and $5,224,000 in 2007, 2006 and 2005, respectively.

Beginning January 1, 2005, the Company adopted the provisions of EITF No. 04-1. EITF No. 04-1 affirms that a business combination between two parties that have a preexisting relationship should be accounted for as a multiple element transaction. This includes determining how the cost of the combination should be allocated after considering the assets and liabilities that existed between the parties prior to the combination. Adoption of EITF No. 04-1 impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. At December 31, 2007, the Company had recognized an unamortized intangible asset for reacquired franchise rights totaling $69,201,000 (Note 8).

The Company recognized $147,000 in goodwill related to acquisition transactions during 2007 and did not recognize any goodwill related to acquisition transactions during 2006 or 2005. Reacquired franchise rights and a portion of goodwill are both deductible for tax purposes. The Company may have an adjustment or subsequent settlement to the purchase price of an acquisition affecting the recorded amount of goodwill or reacquired franchise rights and the allocation of the purchase price. Historically, these purchase price adjustments have not been material. Each of the acquisitions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the consolidated statements of income of the Company. Acquisitions made in each year are not material individually or collectively to amounts presented for each of the years ended December 31, 2007, 2006 and 2005.

5.	RECEIVABLES

Receivables consist of the following:

	December 31,

	2007	2006
	(In Thousands)

Trade accounts receivable	$109,833	$114,492
Due from Chrysler	95,023	95,223
Car sales receivable	22,125	19,384
Other vehicle manufacturer receivables	15,809	7,781
Fair value of interest rate swap	1,078	14,271
Notes receivable	250	1,159

	244,118	252,310
Less allowance for doubtful accounts	(5,991)	(9,961)

	$238,127	$242,349

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

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 11).

6.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2007	2006
	(In Thousands)

Revenue-earning vehicles	$3,085,649	$2,834,060
Less accumulated depreciation	(277,295)	(210,341)

	$2,808,354	$2,623,719

Dollar and Thrifty entered into U.S. vehicle supply agreements (the “VSA”) with Chrysler, which commenced with the 1997 model year. The VSA provides that the Company will purchase at least 75% of its vehicles from Chrysler until a certain minimum level is reached, of which 80% will be Program Vehicles and 20% will be Non-Program. In September 2006, the VSA was amended to enable the Company to acquire vehicles through the 2011 model year. Under the terms of the VSA,

Dollar and Thrifty will advertise and promote Chrysler products exclusively, and the Company will receive promotional payments from Chrysler for each model year. Purchases of revenue–earning vehicles from Chrysler were $3,426,078,000, $3,714,080,000 and $3,454,082,000 during 2007, 2006 and 2005, respectively.

Vehicle acquisition terms provide for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from Chrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to vehicle depreciation expense in the consolidated statements of income. Promotional payments received under the VSA are recognized as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from Chrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $771,485,000, $784,595,000 and $842,071,000 in 2007, 2006 and 2005, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from Chrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of Chrysler were $133,144,000, $172,191,000 and $154,029,000 in 2007, 2006 and 2005, respectively, and are included in Due from Chrysler within Receivables, net on the consolidated balance sheet.

Additionally, the Company acquires both Program and Non-Program Vehicles from other manufacturers. Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $2,886,000, $7,146,000 and $9,556,000 for 2007, 2006 and 2005, respectively, and is included in vehicle depreciation and lease charges, net. Amounts due over the next five years for vehicles under operating leases with terms greater than one year total $1,163,000 and are payable as $966,000 in 2008, $197,000 in 2009 and no amounts due in 2010, 2011, or 2012.

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2007	2006
	(In Thousands)
Land	$12,240	$13,028
Buildings and improvements	22,575	20,078
Furniture and equipment	93,905	87,407
Leasehold improvements	129,542	114,899
Construction in progress	13,876	12,620

	272,138	248,032
Less accumulated depreciation and amortization	(149,835)	(131,245)

	$122,303	$116,787

8.	INTANGIBLE ASSETS

	December 31,

	2007	2006
	(In Thousands)
Amortized intangible assets
Software and other intangible assets	$77,888	$65,521
Less accumulated amortization	(43,312)	(36,997)

	34,576	28,524

Unamortized intangible assets
Reacquired franchise rights	69,201	37,636

Total intangible assets	$103,777	$66,160

During 2007, the Company wrote off $3.7 million of software, of which $3.2 million was made obsolete by the new Pros Fleet Management Software and $0.5 million related to software no longer in use. The $3.7 million is reflected in selling, general and administrative expense on the consolidated statement of income.

As discussed in Note 4, the Company adopted the provisions of EITF No. 04-1 on January 1, 2005. In applying the provisions of EITF No. 04-1 to the acquisitions completed subsequent to January 1, 2005, the Company established an unamortized separately identifiable intangible asset, referred to as reacquired franchise rights. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually, or more frequently if events and circumstances indicate there may be an impairment. Historically, the Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the fourth quarter of each year, unless circumstances arise that require more frequent testing. However, in 2007, the Company changed this election to the second quarter and performed the annual impairment test of each reacquired franchise right and concluded no impairment was indicated. Additionally, in December 2007 based on weak economic conditions and lower than anticipated operating results, the Company reassessed its reacquired franchise rights for impairment and concluded as of December 31, 2007, that no impairment existed. The Company intends to perform its annual impairment test on reacquired franchise rights during the second quarter of each year, unless circumstances arise that require more frequent testing.

Intangible assets with finite useful lives are amortized over their respective useful lives. The aggregate amortization expense recognized for the software and other intangible assets subject to amortization was $6,386,000, $6,410,000 and $6,088,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2007 for each of the next five years is as follows: $7,700,000, $8,400,000, $6,700,000, $5,500,000 and $4,300,000.

9.	GOODWILL

The Company has elected to perform the annual impairment test on goodwill during the second quarter of each year, unless circumstances arise that require more frequent testing. During the second quarter of 2007, the Company completed the annual impairment test of goodwill and concluded goodwill was not impaired.

In December 2007, the Company’s stock price fell below its book value indicating a triggering event to reassess goodwill for impairment. The Company performed an updated assessment of goodwill impairment as of December 31, 2007, including applying a reasonable control premium to the Company’s market value and a discounted cash flow analysis, and concluded that goodwill was not impaired. The Company will continue to assess goodwill on a quarterly basis through 2008 to test for potential impairment.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, are as follows:

	December 31,

	2007	2006
	(In Thousands)
Beginning balance	$280,103	$280,122

Goodwill through acquisitions during the year	147	-
Effect of change in rates used for foreign currency translation	1,174	(19)

Ending balance	$281,424	$280,103

10.	DEBT AND OTHER OBLIGATIONS

Vehicle debt and obligations consist of the following (in thousands):

	December 31,

	2007	2006

Vehicle debt and other obligations
Asset backed medium term notes
2007 Series notes	$500,000	$-
2006 Series notes	600,000	600,000
2005 Series notes	400,000	400,000
2004 Series notes	500,000	500,000
2003 Series notes	-	312,500

	2,000,000	1,812,500
Discounts on asset backed medium term notes	(23)	(32)

Asset backed medium term notes, net of discount	1,999,977	1,812,468
Conduit Facility	12,000	425,000
Commercial paper, net of discount of $131 and $1,305	25,851	178,951
Other vehicle debt	234,472	220,735
Limited partner interest in limited partnership	135,512	107,130

Total vehicle debt and other obligations	2,407,812	2,744,284

Non-vehicle debt
Term Loan	248,750	-

Total non-vehicle debt	248,750	-

Total debt and other obligations	$2,656,562	$2,744,284

Asset Backed Medium Term Notes are comprised of rental car asset backed medium term notes issued by RCFC in May 2007 (the “2007 Series notes”), March 2006 (the “2006 Series notes”), April 2005 (the “2005 Series notes”), May 2004 (the “2004 Series notes”) and March 2003 (the “2003 Series notes”).

The 2007 Series notes are floating rate notes that were converted to a fixed rate of 5.16% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

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

The 2003 Series notes are floating rate notes that were converted to a fixed rate of 3.64% by entering into an interest rate swap agreement (Note 11) in conjunction with the issuance of the notes. During 2007, the 2003 Series notes were paid in full.

The assets of RCFC, including revenue-earning vehicles related to the asset backed medium term notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles are available to satisfy the claims of its creditors. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement. The asset backed medium term note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The asset backed medium term note programs are covered by bond insurers (the “Monolines”) and each contain a minimum net worth covenant and an interest coverage covenant. The Company is in compliance with these covenants at December 31, 2007. The Company will amend the existing minimum net worth covenant in the Monoline agreements to exclude the impact of any potential goodwill write-down; or, if not amended, a violation of this covenant can be avoided by providing additional credit enhancement.

The asset backed medium term notes mature from 2008 through 2012 and are generally subject to repurchase by the Company on any payment date subject to a prepayment penalty.

Conduit Facility – On June 25, 2007, the asset backed Variable Funding Note Purchase Facility (the “Conduit”) was renewed for another 364-day period at a capacity of $300,000,000. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Conduit generally bears interest at market-based commercial paper rates (5.86% and 5.72% at December 31, 2007 and 2006, respectively). The Company had $12,000,000 and $425,000,000 outstanding under the Conduit at December 31, 2007 and 2006, respectively.

The Conduit contains a minimum net worth covenant and an interest coverage covenant. The Company is in compliance with these covenants at December 31, 2007. The Company expects to modify the existing minimum net worth covenant upon renewal of the Conduit to exclude the impact of any potential goodwill write-down.

Commercial Paper – On June 25, 2007, the commercial paper program (the “Commercial Paper Program”), representing $545,000,000 of borrowing capacity as a part of the existing asset backed note program, was renewed for another 364-day period. Concurrently with the establishment of the Commercial Paper Program, DTFC also entered into a 364-day, $460,000,000 liquidity facility (the “Liquidity Facility”) to support the Commercial Paper Program. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. Commercial paper bears interest at rates ranging from 4.95% to 5.32% at December 31, 2007 and 5.33% to 5.38% at December 31, 2006 and matured within 30 days of December 31, 2007.

The Commercial Paper Program contains a minimum net worth covenant and an interest coverage covenant. The Company is in compliance with these covenants at December 31, 2007. The Company expects to modify the existing minimum net worth covenant upon renewal of the Commercial Paper Program to exclude the impact of any potential goodwill write-down.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including up to $150,000,000 from vehicle manufacturers at December 31, 2007, and $162,000,000 in capacity from various banks at December 31, 2007. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 6.75% and 7.29% at December 31, 2007 and 2006, respectively. These lines of credit are primarily renewable annually.

The vehicle manufacturer and bank lines of credit contain a leverage ratio covenant which requires that the Company’s corporate debt to corporate EBITDA be maintained within certain limits as defined in the respective agreements. The Company is in compliance with this covenant at December 31, 2007.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles. The Partnership Agreement of the Partnership expires on May 31, 2010. The Limited Partner has committed to funding CND$300,000,000 (approximately US$302,000,000 at December 31, 2007), which is funded through issuance and sale of notes in the Canadian commercial paper market.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner. The income share of the Limited Partner, which amounted to $7,850,000, $6,718,000 and $4,219,000 for the years ended December 31, 2007, 2006 and 2005, respectively, is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a tangible net worth covenant. DTG Canada was in compliance with all such covenants and requirements at December 31, 2007.

Senior Secured Credit Facilities – On June 15, 2007, the Company entered into $600,000,000 in new senior secured credit facilities (the “Senior Secured Credit Facilities”) comprised of a $350,000,000 revolving credit facility (the “Revolving Credit Facility”) and a $250,000,000 term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of December 31, 2007, the Company is in compliance with all covenants.

The Revolving Credit Facility, which replaced the Company’s former $300,000,000 revolving credit facility, expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. As of December 31, 2007, the Company is required to pay a 0.375% commitment fee on the unused available line, a 2.00% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350,000,000 with no sublimits on either. The Company had letters of credit of approximately $172,340,000 and $156,566,000 and no working capital borrowings outstanding under the Revolving Credit Facility or its predecessor facility at December 31, 2007 and 2006, respectively.

The Term Loan expires on June 15, 2014, and was used to repay asset backed vehicle debt, thereby providing additional credit enhancement to the vehicle financing facilities. The Term Loan allows the Company greater flexibility to finance Non-Program Vehicles and vehicle purchases from non-investment grade manufacturers. The Term Loan requires minimum quarterly principal payments which began in September 2007, but depending on the level of excess cash flows and other factors, the required principal payments may be increased. At December 31, 2007, the Company had $248,750,000 outstanding under the Term Loan.

Expected repayments of debt and other obligations outstanding at December 31, 2007 are as follows:

	2008	2009	2010	2011	2012	Thereafter
	(In Thousands)

Asset backed medium term notes	$500,000	$-	$500,000	$500,000	$500,000	$-
Conduit Facility	12,000	-	-	-	-	-
Commercial paper	25,982	-	-	-	-	-
Other vehicle debt	234,472	-	-	-	-	-
Limited partner interest	135,512	-	-	-	-	-
Term Loan	2,500	2,500	2,500	2,500	2,500	236,250

Total	$910,466	$2,500	$502,500	$502,500	$502,500	$236,250

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2003 through 2007, to effectively convert variable interest rates on a total of $1.9 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $47,825,000 at December 31, 2007, comprised of liabilities, included in accrued liabilities, of approximately $48,903,000 and assets, included in receivables, of approximately $1,078,000. At December 31, 2006, these swaps totaled $11,540,000 comprised of assets, included in receivables, of approximately $14,271,000, and liabilities, included in accrued liabilities, of approximately $2,731,000.

The interest rate swap agreements related to the asset backed medium term note issuances in 2003, 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income. For the years ended December 31, 2007 and 2006, the Company recorded the related change in the fair value of the swap agreements of $38,990,000 and $9,363,000, respectively, as a net decrease in fair value of derivatives in its consolidated statements of income.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded a loss of $11,978,000, which is net of income taxes, in total comprehensive income for the year ended December 31, 2007. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $2,900,000 of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next twelve months.

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

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company matches the employee’s contribution up to 6% of the employee’s eligible compensation in cash, subject to statutory limitations. Effective February 1, 2006, the Company no longer offers its Company stock as an investment option in the retirement savings plan for future contributions or transfers. Contributions expensed by the Company totaled $5,411,000, $6,071,000 and $5,718,000 in 2007, 2006 and 2005, respectively.

Included in accrued liabilities at December 31, 2007 and 2006 is $2,771,000 and $2,368,000, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims. The Company expensed $23,052,000, $20,995,000, and $24,943,000 for self-insured health claims incurred in 2007, 2006 and 2005, respectively.

The Company has bonus and profit sharing plans for all employees based on Company performance. For the year ended December 31, 2007, the Company fell short of the stated performance objectives, consequently, no expense related to these plans was recorded. Expense related to these plans was $13,584,000 and $14,163,000 in 2006 and 2005, respectively.

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

Participants become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $21,447,000 and $40,720,000 as of December 31, 2007 and 2006, respectively. Expense related to these plans for contributions made by the Company totaled $2,067,000, $2,384,000 and $2,766,000 in 2007, 2006 and 2005, respectively.

Share-Based Payment Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective application transition method. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company previously adopted the fair value based method of recording stock options consistent with SFAS No. 123 and accounted for the change in accounting principle using the prospective method in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS No. 123. Under the prospective method, the Company expensed all stock-based compensation granted since January 1, 2003 over the vesting period based on the fair value at the date of grant. The fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) are materially consistent; therefore, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s consolidated statements of financial condition, results of operations or cash flows.

SFAS No. 123(R) requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur, as was allowed under SFAS No. 123.

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employee and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and grants under the LTIP. At December 31, 2007, the Company’s common stock authorized for issuance under the LTIP was 1,756,834 shares. The Company has 271,210 shares available for future LTIP awards at December 31, 2007 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

The Company recognized compensation costs of $7,682,000, $11,130,000 and $4,543,000 during 2007, 2006 and 2005, respectively, related to LTIP awards. The total income tax benefit recognized in the income statement for share-based compensation payments was $3,107,000, $4,220,000 and $1,719,000 for 2007, 2006 and 2005, respectively.

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

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2004	1,939	$17.39	4.84	$24,844

Granted	-	-
Exercised	(979)	17.35
Canceled	(4)	15.64

Outstanding at December 31, 2005	956	17.44	4.53	17,816

Granted	-	-
Exercised	(426)	17.35
Canceled	(3)	16.66

Outstanding at December 31, 2006	527	17.51	3.56	14,804

Granted	-	-
Exercised	(62)	17.67
Canceled	-	-

Outstanding at December 31, 2007	465	$17.49	2.63	$2,883

Options exercisable at:
December 31, 2007	465	$17.49	2.63	$2,883
December 31, 2006	527	$17.51	3.56	$14,804
December 31, 2005	956	$17.44	4.53	$17,816

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $1,383,000, $11,450,000, and $15,263,000, respectively. Total cash received for non-qualified option rights exercised during 2007, 2006 and 2005 totaled $1,093,000, $7,400,000 and $16,979,000, respectively. The Company deems a tax benefit to be realized under SFAS No. 123(R) when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach). Under this approach, share-based compensation deductions are, effectively, always considered last to be realized. Due to significant net operating losses for income tax purposes, the Company did not realize any tax benefits from option exercises during 2007, 2006 or 2005.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	145	2.91	$12.08	145	$12.08

$19.1875 - $19.375	264	2.40	19.31	264	19.31

$21.1875 - $23.90	56	2.95	22.91	56	22.91

$10.50 - $23.90	465	2.63	$17.49	465	$17.49

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2007, 2006 and 2005 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares. The Company recognized compensation costs of $6,668,000, $10,082,000 and $3,699,000 in 2007, 2006 and 2005, respectively for performance shares.

For the awards granted in 2007 and 2006, the expense related to performance shares is based on a market based condition as defined in SFAS No. 123(R) for 50% of the target award and on defined performance indicators for the other 50% of the target award. The grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

	2007	2006

Weighted-average expected life (in years)	3	3
Expected price volatility	28.10%	30.50%
Risk-free interest rate	4.88%	4.54%

The target awards granted in 2005 were valued at the closing market price of the Company’s common shares at the date of grant.

To arrive at the assumptions used to estimate the fair value of the Company’s market condition based performance shares, as noted in the table above, the Company relies on observations of historical trends, actual results and anticipated future changes. To determine expected volatility, the Company examines historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party. In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant. The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant. The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal

Revenue Code Section 409A. Any performance share installments not earned at the end of the requisite service period are forfeited. In January 2007, the 2004 grant of performance shares earned from January 1, 2004 through December 31, 2006, net of forfeitures, totaling approximately 230,000 shares vested, were settled through the issuance of approximately 202,000 shares of common stock totaling approximately $5,800,000, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $900,000. In June 2006, the 2003 grant of performance shares earned from January 1, 2003 through December 31, 2005, net of forfeitures, totaling approximately 273,000 shares vested, were settled through the issuance of approximately 238,000 shares of common stock totaling approximately $3,900,000, and approximately 35,000 shares were used for net settlement to offset taxes totaling approximately $500,000. On January 31, 2005, the remaining portion of the 2002 grant of performance shares earned in 2002, net of forfeitures, totaling approximately 28,000 shares were settled through the issuance of common stock totaling approximately $638,000. Substantially all of these shares were directed to the deferred compensation plan by the Company at the request and for the benefit of the employees.

The following table presents the status of the Company’s nonvested performance shares for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2005	569	$21.22

Granted	248	36.13
Vested	-	-
Forfeited	(3)	22.63

Nonvested at December 31, 2005	814	26.16

Granted	214	45.80
Vested	(273)	16.31
Forfeited	(53)	23.45

Nonvested at December 31, 2006	702	35.67

Granted	152	55.94
Vested	(230)	28.89
Forfeited	(102)	35.34

Nonvested at December 31, 2007	522	$44.69

At December 31, 2007, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $6,400,000, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during 2007, 2006 and 2005 was $9,504,000, $10,514,000 and $638,000, respectively.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors. In 2007, 2006 and 2005, non-employee directors were granted 21,610, 27,511 and 24,500 restricted stock units, respectively, which vested on December 31, 2007, 2006 and 2005, respectively. The Company recognized compensation costs of $1,014,000, $1,048,000 and $844,000 in 2007, 2006 and 2005, respectively, for restricted stock units. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2007, 2006 and 2005, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant.

The following table presents the status of the Company’s nonvested restricted stock units for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2005	-	$-

Granted	25	34.45
Vested	(25)	34.45
Forfeited	-	-

Nonvested at December 31, 2005	-	-

Granted	28	38.06
Vested	(28)	38.06
Forfeited	-	-

Nonvested at December 31, 2006	-	-

Granted	22	46.90
Vested	(22)	46.90
Forfeited	-	-

Nonvested at December 31, 2007	-	$-

14.	SHARE REPURCHASE PROGRAM

In July 2003, the Company announced that its Board of Directors had authorized spending up to $30 million to repurchase the Company’s shares of common stock over a two-year period in the open market or in privately negotiated transactions. In December 2004, the Company expanded the share repurchase program by authorizing spending up to $100 million for share repurchases through December 2006. In February 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the existing $100 million program.

In 2007, the Company repurchased 2,304,406 shares of common stock at an average price of $31.05 per share totaling $71,543,000. In 2006, the Company repurchased 2,558,900 shares of common stock at an average price of $43.50 per share totaling $111,308,000. Since inception of the share repurchase programs, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227,569,000, all of which were made in open market transactions. At December 31, 2007, the $300 million share repurchase program had $117,149,000 of remaining authorization that extends through December 31, 2008.

Due to weak economic and industry conditions, the Company has currently suspended repurchasing shares under its share repurchase program.

15.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2007	2006	2005
	(In Thousands)
Current:
Federal	$2,979	$3,786	$10,000
State and local	124	179	826
Foreign	513	2,071	424

	3,616	6,036	11,250

Deferred:
Federal	3,287	27,217	35,100
State and local	4,690	3,476	7,840

	7,977	30,693	42,940

	$11,593	$36,729	$54,190

Deferred tax assets and liabilities consist of the following:

		December 31,

		2007	2006
		(In Thousands)
Deferred tax assets:
Vehicle insurance reserves		$39,263	$38,633
Allowance for doubtful accounts and notes receivable		2,087	4,063
Other accrued liabilities		41,548	55,283
Federal and state NOL carryforwards		143,568	168,243
Interest rate swap		19,715	-
AMT credit carryforward		16,718	13,786
Canadian NOL carryforwards		19,880	17,700
Canadian depreciation		526	489
Other Canadian temporary differences		6	-

		283,311	298,197
Valuation allowance		(23,186)	(18,572)

Total		$260,125	$279,625

Deferred tax liabilities:
Depreciation		$501,115	$521,808
Interest rate swap		-	4,727
Other Canadian temporary differences		-	836
Other		26,422	18,709

Total		$527,537	$546,080

For the year ended December 31, 2007, the change in the net deferred tax liabilities constituted $7,977,000 of deferred tax expense, ($7,700,000) of other comprehensive income that relates to the interest rate swap and foreign currency translation and approximately $700,000 related to the stock acquisition of a former franchisee.

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $365,000,000 available to offset future taxable income in the U.S., which expire beginning in 2023 through 2024. A valuation allowance of approximately $2,800,000 and $1,200,000 existed at December 31, 2007 and 2006, respectively, for state net operating losses. At December 31, 2007, DTG Canada has net operating loss carryforwards of approximately $70,000,000 available to offset future taxable income in Canada, which expire beginning in 2008 through 2027. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$4,483	35.0%	$30,947	35.0%	$45,691	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	3,130	24.4%	2,528	2.9%	5,631	4.3%
Foreign losses	3,617	28.2%	1,614	1.8%	1,892	1.4%
Foreign taxes	275	2.2%	1,345	1.5%	424	0.4%
Other	88	0.7%	295	0.3%	552	0.4%

Total	$11,593	90.5%	$36,729	41.5%	$54,190	41.5%

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. Upon adoption of FIN No. 48 and as of December 31, 2007, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2007.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2006 are subject to examination by federal taxing authorities and the tax years 2002 through 2006 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the year ended December 31, 2007.

16.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and investments, interest rate swaps, Chrysler receivables and trade receivables. The Company limits its exposure on cash and cash equivalents and restricted cash and investments by investing in highly rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions. Receivables from Chrysler, the Company's primary vehicle supplier, consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs. The Company’s financial condition and results of operations would be materially adversely affected if Chrysler were unable to meet its obligations to the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies.

Cash and Cash Equivalents, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Vehicle Insurance Reserves – The carrying amounts of these items are a reasonable estimate of their fair value.

Debt and Other Obligations – At December 31, 2007, the fair value of the asset backed medium term notes with fixed interest rates of $101,856,000 was less than the carrying value of $110,000,000 by approximately $8,144,000. Additionally, the fair value of debt with variable interest rates of $2,363,735,000 was less than the carrying value of $2,546,716,000 by approximately $182,981,000.

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $185,276,000 and $39,929,000, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2007	2006	2005
	(In Thousands)

Rent	$49,270	$42,493	$42,092
Concession expenses:
Minimum fees	87,416	70,656	67,426
Contingent fees	49,493	51,021	40,932

	186,179	164,170	150,450

Less sublease rental income	(1,011)	(867)	(940)

Total	$185,168	$163,303	$149,510

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2007 are presented in the following table:

	Company-Owned Stores Concession Fees	Operating Leases	Total

	(In Thousands)
2008	$75,306	$44,258	$119,564
2009	58,414	34,639	93,053
2010	45,038	25,586	70,624
2011	34,910	19,969	54,879
2012	29,370	14,183	43,553
Thereafter	114,613	87,760	202,373

	357,651	226,395	584,046
Less sublease rental income	-	(1,652)	(1,652)

	$357,651	$224,743	$582,394

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims. In general, the Company retained the risk for the first $2,000,000 of loss per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, in 2004 and 2005, plus a self-insured corridor of $1,000,000 per occurrence for losses in excess of $2,000,000 with an aggregate limit of $3,000,000 for losses within this corridor. Beginning in March 2006 and continuing in 2007, the Company retained risk of loss up to $4,000,000 per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, plus a self-insured corridor of $1,000,000 per occurrence for losses in excess of $4,000,000 with an aggregate limit of $7,000,000 for losses within this corridor. In February 2008, the Company increased its retained risk of loss up to $5,000,000 per occurrence for public liability and property damage claims, including third-party bodily injury and property damage. The Company maintains insurance for losses above these levels.

The Company continues to retain the risk of loss on supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2007 and 2006, the public liability and property damage amounts have been discounted at 3.0% and 4.7%(assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $3,351,000 and $5,720,000 at December 31, 2007 and 2006, respectively. SLI amounts are not discounted. Estimated future payments of Vehicle Insurance Reserves as of December 31, 2007 are as follows (in thousands):

2008	$35,008
2009	16,905
2010	11,373
2011	6,793
2012	3,617
Thereafter	2,397

Aggregate undiscounted public liability and property damage	76,093
Effect of discounting	(3,351)

Public liability and property damage, net of discount	72,742
Supplemental liability insurance	37,292

Total vehicle insurance reserves	$110,034

Contingencies

The Company is a defendant in several class action lawsuits in California. The lawsuits allege that the Company violated wage and hour laws, including not providing meal and rest breaks, failure to reimburse uniform maintenance and failure to pay overtime wages and retaliation, that the Company overcharged customers for certain damage waivers, that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program. The Company intends to vigorously defend these matters. As these cases are in the early stages of the legal process, and given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

Other

The Company is party to a data processing services agreement which requires annual payments totaling approximately $31,000,000 for 2008, $30,000,000 for 2009 and $23,000,000 for 2010 and 2011. The Company also has a telecommunications contract which will require annual payments totaling $2,000,000 for 2008 and $1,000,000 for 2009. Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $1,000,000 for 2008.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $12,936,000 and $10,992,000 at December 31, 2007 and 2006, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. At December 31, 2007, there were no such guarantees on behalf of franchisees.

At December 31, 2007, the Company had outstanding vehicle purchase commitments of approximately $843,848,000.

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

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2007	2006	2005
	(In Thousands)

Revenues:
United States	$1,646,420	$1,552,902	$1,413,541
Foreign countries	114,371	107,775	94,013

	$1,760,791	$1,660,677	$1,507,554

Long-lived assets:
United States	$115,654	$111,134	$103,686
Foreign countries	6,649	5,653	4,376

	$122,303	$116,787	$108,062

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2007 and 2006 follows:

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2007 Total

	(In Thousands Except Per Share Amounts)

Revenues	$397,963	$451,604	$522,020	$389,204	$1,760,791
Operating income	$37,942	$44,712	$73,716	$5,156	$161,526
Net income (loss)	$5,162	$15,321	$11,313	$(30,581)	$1,215
Earnings (loss) per share
Basic	$0.22	$0.66	$0.50	$(1.45)	$0.05
Diluted	$0.21	$0.63	$0.48	$(1.45)	$0.05

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2006 Total

	(In Thousands Except Per Share Amounts)

Revenues	$360,562	$422,574	$484,707	$392,834	$1,660,677
Operating income	$47,455	$58,271	$62,695	$25,337	$193,758
Net income (loss)	$21,806	$26,655	$5,884	$(2,653)	$51,692
Earnings (loss) per share
Basic	$0.87	$1.09	$0.25	$(0.11)	$2.14
Diluted	$0.84	$1.04	$0.24	$(0.11)	$2.04

Operating income in the table above represents pretax income before interest and (increase) decrease in fair value of derivatives.

******

SCHEDULE II

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Year	Income	Deductions	Year
	(In Thousands)

2007

Allowance for doubtful accounts	$9,961	$1,022	$(4,992)	$5,991

Vehicle insurance reserves	$103,921	$51,794	$(45,681)	$110,034

Valuation allowance for deferred tax assets	$18,572	$4,614	$-	$23,186

2006

Allowance for doubtful accounts	$20,606	$415	$(11,060)	$9,961

Vehicle insurance reserves	$100,613	$53,855	$(50,547)	$103,921

Valuation allowance for deferred tax assets	$17,452	$1,120	$-	$18,572

2005

Allowance for doubtful accounts	$16,143	$4,334	$129	$20,606

Public liability and propery damage	$88,176	$56,049	$(43,612)	$100,613

Valuation allowance for deferred tax assets	$14,027	$3,425	$-	$17,452

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the internal controls over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the internal control over financial reporting of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors - Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Reference is made to the information appearing under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the caption “Independence, Meetings, Committees and Compensation of the Board of Directors - Independence” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2007, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2007, 2006 and 2005 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
3.2

Third Amended and Restated By-Laws of DTG, which were approved by the DTG Board of Directors on January 31, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647*

4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*
4.14

Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15

Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16

Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17

Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18

Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19

Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.27

Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.35

Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36

Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39

Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46

Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.57

Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62

Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.64

Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66

Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70

Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.78

Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79

Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.85

Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.94

Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97

Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.107

Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.110

Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.111

Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.115

Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.117

Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.119

Series 2004-1 Supplement dated as of May 5, 2004 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.120

Note Purchase Agreement dated as of April 29, 2004 among Rental Car Finance Corp., Credit Suisse First Boston LLC, Deutsche Bank Securities Inc., Dresdner Kleinwort Wasserstein Securities LLC, J.P. Morgan Securities Inc., Scotia Capital (USA) Inc. and ABN AMRO Incorporated, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.131

Amendment No. 8 to Note Purchase Agreement dated as of March 22, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.135

Amendment No. 9 to Liquidity Agreement dated as of March 22, 2005 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission No. 1-13647*

4.139

Amendment No. 1 to Series 2004-1 Supplement dated as of March 24, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed March 30, 2005, Commission No. 1-13647*

4.140

Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141

Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143

Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.144

Amendment No. 9 to Note Purchase Agreement dated as of February 1, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed February 7, 2006, Commission No. 1-13647*

4.147

Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 29, 2006, Commission No. 1-13647*

4.148

Amendment No. 10 to Note Purchase Agreement dated as of March 17, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.151

Amendment No. 10 to Liquidity Agreement dated as of March 17, 2006 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.153

Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.156

Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.158

Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.159

Amendment No. 11 to Note Purchase Agreement dated as of March 20, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Securities LLC, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 30, 2007, Commission No. 1-13647*

4.161

Amendment No. 11 to Liquidity Agreement dated as of March 20, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 30, 2007, Commission No. 1-13647*

4.163

Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.164

Second Amended and Restated Series 1998-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.165

Amended and Restated Series 2000-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.167

Amendment No. 2 to Series 2004-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.168

Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.169

Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.170

Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.171

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.172

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.173

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.175

Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 2007, Commission File No. 1-13647*

4.176

Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.178

Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.179

CP Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among Dollar Thrifty Funding Corp., DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 1998-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.180

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2000-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.181

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2004-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.182

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2005-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.183

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.184

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.185

Amendment No. 12 to Note Purchase Agreement dated as of June 19, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and JPMorgan Chase Bank, National Association, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.186

Amendment No. 1 to Amended and Restated Series 2000-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Mizuho Corporate Bank, Ltd. and Working Capital Management Co., LP, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.187

Extension Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.188

Amendment No. 12 to Liquidity Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.189

Amendment No. 1 to Second Amended and Restated Series 1998-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.190

Amendment No. 1 dated as of June 19, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.191

Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.192

Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

5.1

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*

5.2

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-50800, filed November 28, 2000*

5.3

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-128714, filed September 30, 2005*

5.4

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG's Form S-8, Registration No. 333-136611, filed August 14, 2006*

10.5

Dollar Thrifty Automotive Group, Inc. Retirement Plan, as adopted by the Company effective December 5, 1998 (the instrument filed herewith replaces the instrument previously filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 1998, filed March 19, 1999), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2001, filed August 13, 2001, Commission File No. 1-13647*

10.8

Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

10.10

Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661, which became effective December 16, 1997*

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

10.124	Dollar Thrifty Automotive Group, Inc. 2007 Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*
10.125	Form of Performance Shares Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*
10.126

First Amendment to Employment Continuation Agreement dated as of February 1, 2007 between the Company and Gary L. Paxton, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*

10.127

Amendment Number 2 to Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of February 1, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*

10.128

Second Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on February 1, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*

10.129

Fifth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on February 1, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*

10.130

Sixth Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on February 1, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647*

10.143

Credit Agreement dated as of June 15, 2007 among Dollar Thrifty Automotive Group, as the borrower, various financial institutions as are or may become parties thereto, Deutsche Bank Trust Company Americas, as the administrative agent, The Bank of Nova Scotia, as the syndication agent, and Deutsche Bank Securities Inc. and The Bank of Nova Scotia as the joint lead arrangers and joint bookrunners, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

10.144

Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.145

Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.146

Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.147

Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.148

Deferral Agreement regarding 2007 annual incentive compensation plan dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.149

Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.150

Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.151

Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.152

Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.153

Deferral Agreement regarding 2005 performance share plan award dated June 29, 2007 between Yves Boyer and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

10.154

Sixth Amendment to Deferred Compensation Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2007, filed November 7, 2007, Commission File No. 1-13647*

10.155

Seventh Amendment to Retirement Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on September 26, 2007, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2007, filed November 7, 2007, Commission File No. 1-13647*

10.156

Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Molly Shi Boren, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2007, filed November 7, 2007, Commission File No. 1-13647*

10.157

Notice of Election Regarding Payment of Director’s Fees dated September 26, 2007 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2007, filed November 7, 2007, Commission File No. 1-13647*

10.161	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.162	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.163	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.164	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.165	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.166	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.167	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.168	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.169	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.170	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**
10.171	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.172	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.173	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.174	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.**

10.175	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.176	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.177	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo**
10.178	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu**
10.179	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope**
10.180

Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007**

10.181	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo**
10.182	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 27, 2007 executed by Maryann N. Keller**
10.183	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 28, 2007 executed by Edward C. Lumley**
10.184	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu**
10.185	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 20, 2007 executed by John C. Pope**
10.186	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 29, 2007 executed by Edward L. Wax**
10.187	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation Effective January 1, 2008 Until Further Modified**
21	Subsidiaries of DTG**
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
23.26

Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.3), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-128714, filed September 30, 2005*

23.34

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2006, filed June 26, 2007*

23.35

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800 and Registration No. 333-128714**

31.47	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.48	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.47	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.48	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

___________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2008	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By: /s/ GARY L. PAXTON
Name: Gary L. Paxton
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ GARY L. PAXTON Gary L. Paxton	Chief Executive Officer President and Director	February 29, 2008
/s/ STEVEN B. HILDEBRAND Steven B. Hildebrand	Senior Executive Vice President Principal Financial Officer Principal Accounting Officer and Chief Financial Officer	February 29, 2008
/s/ THOMAS P. CAPO Thomas P. Capo	Chairman of the Board and Director	February 29, 2008
/s/ MOLLY S. BOREN Molly S. Boren	Director	February 29, 2008
/s/ MARYANN N. KELLER Maryann N. Keller	Director	February 29, 2008
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	February 29, 2008
/s/ RICHARD W. NEU Richard W. Neu	Director	February 29, 2008
/s/ JOHN C. POPE John C. Pope	Director	February 29, 2008
/s/ EDWARD L. WAX Edward L. Wax	Director	February 29, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

10.161	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.162	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.163	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.164	Deferred Compensation Plan Payment Modification – Pre-2005 elections dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.165	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.166	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.167	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.168	Deferred Compensation Plan Payment Modification – Post-2004 elections dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.169	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.170	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.171	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.172	Deferred Compensation Plan Employee Enrollment Form – Salary dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.173	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.

10.174	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between Steven B. Hildebrand and Dollar Thrifty Automotive Group, Inc.
10.175	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.176	2007 Retirement Plan Employee Enrollment Form – Retirement Contribution dated December 31, 2007 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.177	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo
10.178	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu
10.179	Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope
10.180

Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007

10.181	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo
10.182	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 27, 2007 executed by Maryann N. Keller
10.183	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 28, 2007 executed by Edward C. Lumley
10.184	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu
10.185	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 20, 2007 executed by John C. Pope
10.186	Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 29, 2007 executed by Edward L. Wax
10.187	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation Effective January 1, 2008 Until Further Modified

21	Subsidiaries of DTG

23.35

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800 and Registration No. 333-128714

31.47	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.48	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.47	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.48	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002