Form 10-Q
period 2008-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2008-05-12
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days:   Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

      Large accelerated filer  X       Accelerated filer          Non-accelerated filer          Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes         No   X

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2008 was 21,601,502.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	27

ITEM	4. CONTROLS AND PROCEDURES	27

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	28

ITEM	1A. RISK FACTORS	29

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	29

ITEM	6. EXHIBITS	30

SIGNATURES	31

INDEX TO EXHIBITS	32

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2008.” These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. Management believes they are based on reasonable assumptions, but they do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include whether recent favorable pricing, demand and utilization trends will persist during the upcoming peak rental season; the impact of pricing and other actions by competitors, particularly if demand softens; airline travel patterns, including disruptions or reductions in air travel resulting from recent airline bankruptcies and industry consolidation or other factors such as fuel costs; the cost and other terms of acquiring and disposing of automobiles; the financial performance and prospects of our principal vehicle supplier; our ability to manage our fleet mix to match demand and reduce vehicle depreciation costs, particularly as we increase the level of Non-Program Vehicles (those without a guaranteed residual value) and exposure to fluctuations in the used car market; our ability to comply with financial covenants and to obtain financing as needed without unduly restricting operational flexibility, particularly given recent events involving the credit markets and Monolines that provide credit support for our asset-backed financing structures; the effectiveness of other actions we take to manage costs and liquidity; disruptions in information and communication systems we rely on; access to reservation distribution channels; the cost of regulatory compliance and the outcome of pending litigation; local market conditions where we and our franchisees do business; and the impact of natural catastrophes and terrorism. Forward-looking statements should be considered in light of information in this report and our other filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 12, 2008

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,

	(Unaudited)
	2008	2007

REVENUES:
Vehicle rentals	$377,971	$370,568
Other	18,535	27,395

Total revenues	396,506	397,963

COSTS AND EXPENSES:
Direct vehicle and operating	215,363	201,437
Vehicle depreciation and lease charges, net	122,662	93,283
Selling, general and administrative	53,672	65,301
Interest expense, net of interest income	22,137	19,070
Goodwill and other intangible asset impairment	350,144	-

Total costs and expenses	763,978	379,091

(Increase) decrease in fair value of derivatives	28,147	7,793

INCOME (LOSS) BEFORE INCOME TAXES	(395,619)	11,079

INCOME TAX EXPENSE (BENEFIT)	(97,677)	5,917

NET INCOME (LOSS)	$(297,942)	$5,162

BASIC EARNINGS (LOSS) PER SHARE	$(14.07)	$0.22

DILUTED EARNINGS (LOSS) PER SHARE	$(14.07)	$0.21

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2008	2007

	(Unaudited)
ASSETS:
Cash and cash equivalents	$136,356	$101,025
Restricted cash and investments	267,369	132,945
Receivables, net	182,355	238,127
Prepaid expenses and other assets	80,621	92,163
Revenue-earning vehicles, net	2,598,237	2,808,354
Property and equipment, net	121,333	122,303
Income taxes receivable	11,187	11,334
Intangible assets, net	35,046	103,777
Goodwill	-	281,424

	$3,432,504	$3,891,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$69,253	$80,537
Accrued liabilities	234,982	198,042
Deferred income tax liability	161,718	267,412
Vehicle insurance reserves	107,659	110,034
Debt and other obligations	2,589,723	2,656,562

Total liabilities	3,163,335	3,312,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,016,408 and 27,903,258 issued, respectively, and 21,601,502 and 21,488,352 outstanding, respectively	280	278
Additional capital	799,975	799,449
Retained earnings (deficit)	(289,431)	8,511
Accumulated other comprehensive loss	(14,086)	(1,804)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)

Total stockholders’ equity	269,169	578,865

	$3,432,504	$3,891,452

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(297,942)	$5,162
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	122,266	95,729
Non-vehicle depreciation	5,242	5,314
Net (gains) losses from disposition of revenue-earning vehicles	15	(3,446)
Amortization	1,642	1,638
Performance share, stock option and restricted stock plan	868	817
Interest income earned on restricted cash and investments	(2,224)	(4,000)
Net (gains) losses from sale of property and equipment	45	(209)
Goodwill and other intangible asset impairment	350,144	-
Provision for losses on receivables	950	109
Deferred income taxes	(97,783)	3,578
Decrease in fair value of derivatives	28,147	7,793
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	147	642
Receivables	53,973	24,686
Prepaid expenses and other assets	11,502	(16,700)
Accounts payable	(8,946)	2,695
Accrued liabilities	(8,865)	416
Vehicle insurance reserves	(2,375)	2,072
Other	(788)	181

Net cash provided by operating activities	156,018	126,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(977,378)	(1,433,410)
Proceeds from sales	1,065,214	1,125,597
Net change in restricted cash and investments	(132,200)	283,614
Property, equipment and software:
Purchases	(8,954)	(11,804)
Proceeds from sales	4	1,193
Acquisition of businesses, net of cash acquired	(566)	(20,018)

Net cash used in investing activities	(53,880)	(54,828)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	1,340,842	1,373,865
Payments of vehicle debt and other obligations	(1,407,057)	(1,438,661)
Payments of non-vehicle debt	(625)	-
Payments of debt assumed through acquisition	-	(14,092)
Issuance of common shares	33	246
Financing issue costs	-	(449)

Net cash used in financing activities	(66,807)	(79,091)

CHANGE IN CASH AND CASH EQUIVALENTS	35,331	(7,442)

CASH AND CASH EQUIVALENTS:
Beginning of period	101,025	191,981

End of period	$136,356	$184,539

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for / (refunded of):
Income taxes to (from) taxing authorities	$(52)	$3,278

Interest	$25,744	$24,726

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included in accounts payable	$2,294	$1,194

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
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

The accounting policies set forth in Note 2 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 have been followed in preparing the accompanying condensed consolidated financial statements.

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

Long-Term Incentive Plan

At March 31, 2008, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 1,608,141 shares. The Company has 45,857 shares available for future LTIP awards at March 31, 2008 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $0.9 million during the three months ended March 31, 2008 and 2007, for such awards.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.1 million in compensation costs (included in the $0.9 million discussed above) for the three months ended March 31, 2008 related to the 2008 award, as required by SFAS No. 123(R), “Share-based payment” (“SFAS No. 123(R)”). No expense was recognized for the three months ended March 31, 2007 because all previously issued stock options were fully vested at January 1, 2006 when the Company adopted SFAS No. 123(R). Under SFAS 123(R), expense is only recognized during the applicable performance period for options issued on or after the date

SFAS No. 123(R) was adopted, or for any unvested options existing at that date. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant. The assumptions used to calculate compensation expense relating to the stock option award in 2008 were as follows: Weighted-average expected life of the awards of six years, volatility factor of 35.78%, risk-free rate of 3.19% and no dividend payments.

The options issued during the three months ended March 31, 2008 vest after three years. Expense is recognized over the performance period which is the vesting period. Unrecognized expense remaining for the options at March 31, 2008 is $2.7 million.

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2008	465	$ 17.49

Granted	295	24.38
Exercised	(3)	11.10
Canceled	-	-

Outstanding at March 31, 2008	757	$ 20.20	5.29	$ 300

Options exercisable at March 31, 2008	462	$ 17.53	2.39	$ 300

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	143	2.69	$12.10	143	$12.10

$19.1875 - $19.375	263	2.15	19.31	263	19.31

$21.1875 - $24.38	351	8.70	24.14	56	22.91

$10.50 - $24.38	757	5.29	$20.20	462	$17.53

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2008, 2007 and 2006 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2008 and 2007, the grant-date fair value for the performance indicator portion of the awards is based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the awards is estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

	Three months ended March 31,

	2008	2007

Weighted-average expected life (in years)	3	3
Expected price volatility	34.00%	28.10%
Risk-free interest rate	2.27%	4.88%

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2008 and any changes during the three months ended March 31, 2008:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2008	522	$ 44.69
Granted	147	24.38
Vested	(138)	37.47
Forfeited	(117)	39.48

Nonvested at March 31, 2008	414	$ 41.38

At March 31, 2008, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $7.8 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.9 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2008 was $4.0 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the three months ended March 31, 2008, the Company granted 7,000 shares with a grant-date fair value of $11.58 and the right to receive cash payments representing 15,295 shares at the grant date price. At March 31, 2008, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.2 million, which is expected to be recognized over the next nine months.

3.	ACQUISITIONS

During the three months ended March 31, 2008, the Company did not acquire any new locations from franchisees. However, $0.6 million previously withheld pending final settlement of acquisitions made in previous periods was disbursed to former franchisees.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months
	Ended March 31,

	2008	2007

Depreciation of revenue-earning vehicles	$122,266	$95,729
Net (gains) losses from disposal of revenue-earning vehicles	15	(3,446)
Rents paid for vehicles leased	381	1,000

	$122,662	$93,283

5.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method. Because the Company incurred a loss from continuing operations in the first quarter of 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2008	2007

Net income (loss)	$(297,942)	$5,162

Basic EPS:
Weighted-average common shares	21,174,980	23,248,966

Basic EPS	$(14.07)	$0.22

Diluted EPS:
Weighted-average common shares	21,174,980	23,248,966

Shares contingently issuable:
Stock options	-	203,204
Performance awards	-	282,722
Employee compensation shares deferred	-	375,240
Director compensation shares deferred	-	194,494

Shares applicable to diluted	21,174,980	24,304,626

Diluted EPS	$(14.07)	$0.21

For the three months ended March 31, 2008, the following summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS: 25,758 (stock options); 248,554 (performance awards); 347,364 (employee compensation shares deferred); 181,742 (director compensation shares deferred).

For the three months ended March 31, 2007, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Trade accounts receivable	$110,077	$109,833
Due from Chrysler	54,307	95,023
Other vehicle manufacturer receivables	13,222	15,809
Car sales receivable	10,680	22,125
Notes receivable	274	250
Fair value of interest rate swap	-	1,078

	188,560	244,118
Less: Allowance for doubtful accounts	(6,205)	(5,991)

	$182,355	$238,127

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

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program and Non-Program Vehicles. Vehicles purchased by vehicle rental companies under programs where either the rate of depreciation or the residual value is guaranteed by the manufacturer are referred to as “Program Vehicles.” Vehicles not purchased under these programs and for which vehicle rental companies therefore bear residual value risk are referred to as “Non-Program Vehicles.”

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 10).

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Amortized intangible assets
Software and other intangible assets	$79,938	$77,888
Less accumulated amortization	(44,892)	(43,312)

	35,046	34,576
Unamortized intangible assets
Reacquired franchise rights	-	69,201

Total intangible assets	$35,046	$103,777

The Company establishes unamortized separately identifiable intangible assets, referred to as reacquired franchise rights, when acquiring locations from franchisees. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. The Company has elected to perform the annual impairment test on the indefinite lived intangible assets during the second quarter of each year, unless circumstances arise that require more frequent testing. Intangible assets with finite useful lives are amortized over their respective useful lives.

During 2007, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. In March 2008, based on the present operating environment and in conjunction with reassessment of goodwill impairment (see discussion under Note 8 below), the Company reassessed its reacquired franchise rights for impairment. Impairment testing under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") also applies to reacquired franchise rights. Based on the assessment at March 31, 2008, management concluded that reacquired franchise rights were impaired, and the Company recorded a $69.0 million non-cash charge (pre-tax) related to the impairment of the entire reacquired franchise rights ($42.0 million after-tax).

8.	GOODWILL

The Company was required to record a non-cash charge for goodwill impairment in the first quarter of 2008. Under SFAS No. 142, the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders' equity. As a result of the decline in the Company's stock price, the Company's total stockholders' equity exceeded its equity market capitalization including applying a reasonable control premium. The Company is required to place greater emphasis on the current stock price than on management's long-range forecast in performing its impairment assessment.

Based on this evaluation in the first quarter of 2008, management concluded that the entire goodwill was impaired and the Company recorded a $281.2 million non-cash charge (pre-tax) related to the impairment of goodwill ($223.2 million after-tax).

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$281,424
Effect of change in rates used for foreign currency translation	(252)
Goodwill impairment	(281,172)

Balance as of March 31, 2008	$-

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of March 31, 2008 and December 31, 2007 consist of the following (in thousands):

	March 31,	December 31,
	2008	2007

Vehicle debt and other obligations
Asset backed medium term notes:
2007 Series notes	$500,000	$500,000
2006 Series notes	600,000	600,000
2005 Series notes	400,000	400,000
2004 Series notes	250,000	500,000

	1,750,000	2,000,000
Discounts on asset backed medium term notes	(21)	(23)

Asset backed medium term notes, net of discount	1,749,979	1,999,977
Conduit Facility	12,000	12,000
Commercial paper, net of discount of $234 and $131	247,897	25,851
Other vehicle debt	219,326	234,472
Limited partner interest in limited partnership	112,396	135,512

Total vehicle debt and other obligations	2,341,598	2,407,812

Non-vehicle debt
Term Loan	248,125	248,750

Total non-vehicle debt	248,125	248,750

Total debt and other obligations	$2,589,723	$2,656,562

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.6 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $94.9 million at March 31, 2008, all comprised of liabilities, included in accrued liabilities. At December 31, 2007, these swaps totaled $47.8 million comprised of liabilities, included in accrued liabilities, of approximately $48.9 million, and assets, included in receivables, of approximately $1.1 million.

The interest rate swap agreements related to the asset backed medium term note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income. For the three months ended March 31, 2008 and 2007, the Company recorded the related change in the fair value of the swap agreements of $28.1 million and $7.8 million, respectively, as a net decrease in fair value of derivatives in its condensed consolidated statements of operations.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded a loss of $11.1 million, which is net of income taxes, in total comprehensive income (loss) for the three month period ended March 31, 2008. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $8.1 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next twelve months.

11.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a frame work for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. These categories include (in descending order of priority): Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table shows assets and liabilities measured at fair value as of March 31, 2008 on the Company's balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using

	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets	Observable	Unobservable
	(Liabilities)	for Identical Assets	Inputs	Inputs
Description	at 3/31/08	(Level 1)	(Level 2)	(Level 3)

Derivatives	$(94,897)	$-	$(94,897)	$-

Deferred Compensation Plan Assets	6,294	-	6,294	-

Deferred Compensation Plan Liabilities	(6,294)	-	(6,294)	-

Total	$(94,897)	$-	$(94,897)	$-

The fair value of derivatives, consisting of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institutions which are counterparties to the applicable swap agreements and reported to the Company on a monthly basis. The Company uses these reported fair values to adjust the asset or liability as appropriate. The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2008	2007

Net income (loss)	$(297,942)	$5,162

Interest rate swap adjustment on 2007 swap	(11,118)	-
Foreign currency translation adjustment	(1,164)	107

Comprehensive income (loss)	$(310,224)	$5,269

13.	INCOME TAXES

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

For the three months ended March 31, 2008, the overall effective tax rate of (24.7%) differed from the U.S. statutory rate due primarily to the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and reacquired franchise rights, partially offset by state and local taxes, dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of March 31, 2008, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to March 31, 2008.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2004 through 2007 are subject to examination by federal taxing authorities and the tax years 2003 through 2007 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income. No amounts were recognized for interest and penalties upon adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" as amended ("FIN No. 48") or during the three months ended March 31, 2008 and 2007.

14.	SHARE REPURCHASE PROGRAM

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program, which will extend through December 31, 2008, to replace the $100 million program of which $44.7 million had been used to repurchase shares. During the three months ended March 31, 2008, the Company did not repurchase shares of common stock. Since inception of the share repurchase programs through March 31, 2008, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions. At March 31, 2008, the $300 million share repurchase program had $117.1 million of remaining authorization that extends through December 31, 2008. The Company is continuing the suspension of repurchasing shares under its share repurchase program that began during the fourth quarter 2007.

15.	COMMITMENTS AND CONTINGENCIES

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

16.	NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted the provisions of SFAS No. 157 as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption in accordance with Staff Position FAS 157-2 issued by the FASB in February 2008. FAS 157-2 delays required adoption of the SFAS No. 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the additional disclosures required upon full implementation and plans to fully implement SFAS 157 as required on January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as required on January 1, 2008. No such elections were made by the Company during the three months ended March 31, 2008.

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

In February 2008, the FASB issued Staff Position No. 157-1, “Fair Value Measurements” (“FSP No. 157-1”) amending SFAS No. 157, to exclude the fair value measurement and disclosure requirements for lease obligations accounted for under SFAS No. 13, “Accounting for Leases.” The application of this FSP did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is effective for fiscal years beginning after December 15, 2008. SFAS No. 161 requires expanded disclosures related to an entity’s derivative instruments and hedging activities. The Company plans to adopt the provisions of SFAS No. 161 as required on January 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial position and results of operations and related disclosures.

17.	SUBSEQUENT EVENTS

On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215 million. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company.

On May 8, 2008, the Company renewed its Commercial Paper Program (the “Commercial Paper Program”) for another 364-day period at a maximum capacity of $800 million supported by a 364-day extension of the Liquidity Facility (the “Liquidity Facility”) in the amount of $278 million. At any time, the Company may only issue commercial paper in an amount that does not exceed the sum of the Liquidity Facility and the letter of credit supporting the commercial paper notes. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company.

*******

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of operations:

	Three Months
	Ended March 31,

	2008	2007

	(Percentage of Revenue)
Revenues:
Vehicle rentals	95.3%	93.1%
Other	4.7	6.9

Total revenues	100.0	100.0

Costs and expenses:
Direct vehicle and operating	54.3	50.6
Vehicle depreciation and lease charges, net	30.9	23.4
Selling, general and administrative	13.5	16.4
Interest expense, net of interest income	5.7	4.8
Goodwill and other intangible asset impairment	88.3	-

Total costs and expenses	192.7	95.2

(Increase) decrease in fair value of derivatives	7.1	2.0

Income (loss) before income taxes	(99.8)	2.8

Income tax expense (benefit)	(24.7)	1.5

Net income (loss)	(75.1%)	1.3%

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,

			Percentage
	2008	2007	Change

U.S. and Canada

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	111,168	109,114	1.9%
Number of rental days	8,407,876	8,172,820	2.9%
Vehicle utilization	83.1%	83.2%	(0.1) p.p.
Average revenue per day	$44.95	$45.34	(0.9%	)
Monthly average revenue per vehicle	$1,133	$1,132	0.1%
Average depreciable fleet	111,781	111,578	0.2%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

During the first quarter of 2008, the Company experienced higher vehicle depreciation and interest costs. This increase in costs, along with a non-cash goodwill and other intangible asset impairment charge and the decrease in the fair value of derivatives, resulted in significantly lower profits for the first quarter of 2008 as compared to last year’s first quarter.

Operating Results

The Company had a loss before income taxes of $395.6 million for the first quarter of 2008, compared to income before income taxes of $11.1 million in the first quarter of 2007.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$378.0	$370.6	$7.4	2.0%
Other	18.5	27.4	(8.9)	(32.3%	)

Total revenues	$396.5	$398.0	$(1.5)	(0.4%	)

Vehicle rental metrics:
Number of rental days	8,407,876	8,172,820	235,056	2.9%
Average revenue per day	$44.95	$45.34	($0.39)	(0.9%	)

Vehicle rental revenue for the first quarter of 2008 increased 2.0%, due to a 2.9% increase in rental days totaling $10.7 million, partially offset by a 0.9% decrease in revenue per day totaling $3.3 million.

Other revenue decreased $8.9 million due to a $2.8 million decrease in leasing revenue and a $1.8 million decrease in fees and services revenue primarily related to the shift of several locations from franchise operations to corporate operations. Additionally, there was a decrease of $4.5 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$215.4	$201.4	$14.0	6.9%
Vehicle depreciation and lease charges, net	122.6	93.3	29.3	31.5%
Selling, general and administrative	53.7	65.3	(11.6)	(17.8%	)
Interest expense, net of interest income	22.1	19.1	3.0	16.1%
Goodwill and other intangible asset impairment	350.2	-	350.2	100.0%

Total expenses	$764.0	$379.1	$384.9	101.5%

(Increase) decrease in fair value of derivatives	$28.1	$7.8	$20.3	261.2%

Direct vehicle and operating expenses for the first quarter of 2008 increased $14.0 million, primarily due to higher costs per transaction coupled with higher transaction levels. As a percent of revenue, direct vehicle and operating expenses were 54.3% in the first quarter of 2008, compared to 50.6% in the first quarter of 2007.

The increase in direct vehicle and operating expense in the first quarter of 2008 resulted from the following:

➢

Vehicle related expenses increased $6.3 million. This increase resulted primarily from an increase in gasoline expense of $3.0 million, which is generally recovered in revenue from customers, and an increase in vehicle insurance expense of $1.1 million. All other vehicle related expenses increased $2.2 million.

➢

Facility and airport concession fees increased $3.2 million. This increase resulted primarily from increased concession fees of $1.7 million due to increased revenues subject to concession fees and change in the average concession fee percentage paid in the first quarter 2008 compared to first quarter 2007, and increases in rent expense of $1.5 million.

➢	Litigation settlements charged as expense totaled $1.3 million due to the settlement of two legal cases during the first quarter of 2008.

➢	Computer expense increased $1.4 million due primarily to increased equipment lease expense.

Net vehicle depreciation and lease charges for the first quarter of 2008 increased $29.3 million. As a percent of revenue, net vehicle depreciation and lease charges were 30.9% in the first quarter of 2008, compared to 23.4% in the first quarter of 2007.

The increase in net vehicle depreciation and lease charges in the first quarter of 2008 resulted from the following:

➢

Vehicle depreciation expense increased $26.5 million, resulting primarily from a 27.2% increase in the average depreciation rate. The increase in the depreciation rate was primarily the result of an increase in depreciation rates on Program and Non-Program Vehicles (hereinafter defined), partially offset by a higher mix of Non-Program Vehicles, which typically have lower average depreciation rates. Vehicles purchased by vehicle rental companies under programs where either the rate of depreciation or the residual value is guaranteed by the manufacturer are referred to as “Program Vehicles.” Vehicles not purchased under these programs and for which vehicle rental companies therefore bear residual value risk are referred to as “Non-Program Vehicles.”

➢	Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $3.5 million. This decrease resulted primarily from a lower average gain per unit.

➢	Lease charges, for vehicles leased from third parties, decreased $0.6 million due primarily to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first quarter of 2008 decreased $11.6 million. As a percent of revenue, selling, general and administrative expenses were 13.5% of revenue in the first quarter of 2008, compared to 16.4% in the first quarter of 2007.

The decrease in selling, general and administrative expenses in the first quarter of 2008 resulted from the following:

➢

Personnel related expenses decreased $3.6 million. This decrease resulted primarily from organizational streamlining, of approximately $1.4 million, implemented in the third quarter of 2007, a $1.8 million decrease in incentive compensation expense and a $0.5 million reduction in retirement expense. The decrease in the incentive compensation is primarily related to lower levels of earnings in the first quarter of 2008 compared to the first quarter of 2007.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $4.5 million, which is offset in other revenue and, therefore did not impact net income.

➢	Transition costs relating to the outsourcing of information and technology services and call center operations decreased $2.5 million, including salary related expenses.

Net interest expense for the first quarter of 2008 increased $3.0 million due to higher interest rates related to the Term Loan (hereinafter defined) and lower cash balances, coupled with a decrease in interest reimbursements relating to vehicle programs. Net interest expense was 5.7% of revenue in the first quarter of 2008, compared to 4.8% in the first quarter of 2007.

A non-cash goodwill and other intangible asset impairment charge of $350.2 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

The income tax benefit for the first quarter of 2008 was $97.7 million. The effective income tax rate in the first quarter was (24.7%) compared to 53.4% in the first quarter of 2007. The decrease in the effective tax rate was primarily due to the taxable benefit related to the pre-tax loss in the first quarter of 2008 compared to the pre-tax income in the first quarter of 2007, the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and reacquired franchise rights, partially offset by the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Outlook for 2008

The Company expects the operating environment to remain challenging through at least the first half of 2008 due to concerns about the strength of the economy and the impact on consumer spending. However, the Company has seen positive trends in pricing, demand and utilization following weak January operating conditions.

The Company’s fleet capacity will be tightened up going forward in 2008 as the Company adjusts fleet to match consumer demand. In light of the current economic environment, the Company believes that other car rental companies may take similar actions. It is anticipated that these actions may result in increased rental pricing in 2008.

Vehicle depreciation cost increases continue to trend upward in the first half of 2008 as the Company absorbs declines in the used car market. The Company has been increasing its level of Non-Program Vehicles in its fleet and expects to have about sixty percent of its fleet acquired as Non-Program Vehicles for the 2008 year. The Company believes that this action, together with the anticipated extension of fleet holding periods, will help alleviate some of the cost increases in vehicle depreciation. However, increasing the percentage of Non-Program Vehicles increases the Company's exposure to the volatility in the used car market.

The Company has begun to realize efficiencies in its vehicle acquisition and remarketing efforts and improvements in fleet planning as a result of the implementation of the fleet optimization software, and expects to improve on these efficiencies through the remainder of 2008 and into 2009.

The Company will continue to monitor developments in the bank and capital markets, especially relating to the asset backed medium term note market. The Company has asset backed medium term notes insured by AMBAC, XL Capital and FGIC (collectively referred to as the “Monolines”). If insolvency or bankruptcy of one of these Monolines were to occur, the notes insured by such Monoline may begin to amortize, which means that as the vehicles are sold in the normal course of business, the proceeds from those vehicle dispositions would be used to repay the noteholders. Should amortization occur in connection with one of the Monolines, the Company expects to have sufficient excess financing capacity to maintain its current level of business operations. However, the Company continues to explore other means of financing its fleet given the expectation in the near term that the asset backed medium term note market will continue to be difficult to access due to overall negative market conditions including financial difficulties being encountered by the Monolines and other bond insurers.

Additionally, the Company will benefit from cost savings initiatives implemented in 2007 and is implementing additional initiatives to reduce certain operating and administrative costs in 2008 as well as taking other actions to preserve liquidity in 2008.

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

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures, and for working capital. The Company uses both cash and letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds. Cash generated by operating activities of $156 million for the three months ended March 31, 2008 was primarily the result of net loss, adjusted for depreciation, a change in fair value of derivatives, non-cash goodwill and other intangible assets impairment and a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes and commercial paper programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan. These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, availability under its Revolving Credit Facility, insurance bonding programs, proceeds from its Term Loan and secured vehicle financing programs are adequate to meet its liquidity requirements for the foreseeable future. A significant portion of the secured vehicle financing is available through the asset backed commercial paper programs and bank facilities, which are 364-day commitments that are renewable annually. The successful annual renewal of these facilities along with the Company’s existing asset backed medium term notes and other secured vehicle financing facilities are expected to be sufficient to meet 2008 vehicle financing requirements, even considering the amortization of the 2004 Series notes. The Company has no further maturities of the asset-backed medium term notes until 2010. Historically, the Company had issued additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity; however, recent volatility in the credit markets and the downgrading or risk of downgrading of the bond insurers, including the Monolines, has limited access to this market in 2008. With the renewal of the Commercial Paper Program and Conduit Facility, the Company is experiencing increases in the level of credit enhancement required. These increased enhancement and collateral requirements have reduced the liquidity available for other corporate purposes. The Company believes it has sufficient resources to meet these credit enhancement requirements.

Cash used in investing activities was $53.9 million. The principal use of cash in investing activities during the three months ended March 31, 2008 was the purchase of revenue-earning vehicles, which totaled $1.0 billion, offset by $1.1 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at March 31, 2008 increased $134.4 million from December 31, 2007, including $132.2 million provided by vehicle disposition proceeds coupled with interest income earned on restricted cash and investments of $2.2 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and increased secured vehicle financing. The Company also used cash for non-vehicle capital expenditures of $8.9 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems.

Cash used in financing activities was $66.8 million primarily due to the maturity of asset backed medium term notes totaling $250.0 million and a decrease in other existing bank vehicle lines of credit of $38.3 million, partially offset by a $222.0 million net increase in commercial paper.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At March 31, 2008, the Company had $58.5 million in letters of credit, including $45.9 million in letters of credit noted under the Revolving Credit Facility, and $41.4 million in surety bonds to secure these obligations.

Asset Backed Medium Term Notes

The asset backed medium term note program at March 31, 2008 was comprised of $1.8 billion in asset backed notes with maturities ranging from 2008 to 2012. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.20% to 5.27% including certain floating rate notes swapped to fixed rates.

In late February 2008, the Company amended the minimum net worth covenant in three of its four monoline agreements to exclude the impact of any goodwill or other intangible asset impairment, while the Company provided increased enhancement for one agreement not amended in order to comply with the existing minimum net worth covenant.

Conduit Facility

On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215 million. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. At March 31, 2008, the Company had $12.0 million outstanding under the Conduit Facility.

Commercial Paper Program and Liquidity Facility

On May 8, 2008, the Company renewed its Commercial Paper Program (the “Commercial Paper Program”) for another 364-day period at a maximum capacity of $800 million supported by a 364-day extension of the Liquidity Facility (the “Liquidity Facility”) in the amount of $278 million. At any time, the Company may only issue commercial paper in an amount that does not exceed the sum of the Liquidity Facility and the letter of credit supporting the commercial paper notes. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. At March 31, 2008, the Company had $247.9 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at March 31, 2008. The Company had $219.3 million in borrowings outstanding under these lines at March 31, 2008. All lines of credit are collateralized by the related vehicles.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At March 31, 2008, DTG Canada had approximately CND $115.4 million (US $112.4 million) funded under this program.

Senior Secured Credit Facilities

On June 15, 2007, the Company entered into $600 million in new Senior Secured Credit Facilities (the “Senior Secured Credit Facilities”) comprised of a $350 million Revolving Credit Facility (the “Revolving Credit Facility”) and a $250 million Term Loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of March 31, 2008, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $146.2 million and no working capital borrowings at March 31, 2008.

The Term Loan expires on June 15, 2014, and requires minimum quarterly principal payments which began in September 2007, but depending on the level of excess cash flows and other factors, the required principal payments may be increased. At March 31, 2008, the Company had $248.1 million outstanding under the Term Loan.

New Accounting Standards

For a discussion on new accounting standards refer to Note 16 of the Notes to condensed consolidated financial statements in Item 1 – Financial Statements.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2008, a 50 basis point fluctuation in interest rates would have an approximate $4 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2008, cash and cash equivalents totaled $136.4 million and restricted cash and investments totaled $267.4 million.

At March 31, 2008, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2007, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2007 for the tabular entry, "Vehicle Debt and Obligations - Floating Rates," from $1,990.7 million to $1,803.5 million, which reduction also includes the amortization of asset backed medium term notes described in Note 9 of notes to the consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following summarizes material developments that have occurred with regard to previously reported legal proceedings:

On April 8, 2008, the U.S. District Court for the Southern District of California granted the defendants’ motion to dismiss, with leave to amend; the putative class action lawsuit captioned Michael Shames et al. v. The Hertz Corp. et al., No. 07 CV 2174H (U.S. District Court, Southern District of California), on the ground that plaintiffs failed to state claims for which relief could be granted. This case was filed on November 14, 2007 against the Company and six other rental car companies, and the California Travel and Tourism Commission and its Executive Director, and contained claims that the pass-through of the California Trade and Tourism Commission assessments and airport concession fees authorized by legislation effective in January 2007 violated federal antitrust laws, the California Unfair Competition Act and California's False Advertising Law. The plaintiffs have filed an amended complaint.

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

There have been no changes to the risk factors disclosed in Item 1A of our most recent Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Recent Sales of Unregistered Securities

None.

b) Use of Proceeds

None.

c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2008 - January 31, 2008	-	$-	-	$117,149,000

February 1, 2008 - February 29, 2008	-	$-	-	$117,149,000

March 1, 2008 - March 31, 2008	-	$-	-	$117,149,000

Total	-		-

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the three months ended March 31, 2008. Since inception of the share repurchase programs through March 31, 2008, the Company has used $227.6 million to repurchase shares. All share repurchases were made in open market transactions. This $300 million share repurchase program has $117.1 million of remaining authorization that extends through December 31, 2008.

ITEM 6.	EXHIBITS

3.2

Amended and Restated By-Laws of DTG, as amended, which were approved by the DTG Board of Directors on January 31, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647*

10.158	Dollar Thrifty Automotive Group, Inc. 2008 Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647*
10.159	Form of Performance Unit Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647*
10.160	Form of Stock Option Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647*
10.189	Retirement and Separation Agreement by and between Yves Boyer and Dollar Thrifty Automotive Group, Inc. effective and enforceable on December 31, 2007**
15.30	Letter from Deloitte & Touche LLP regarding interim financial information**
31.49	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.50	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.49	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.50	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

-------------------------------------

* Incorporated by reference

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 12, 2008	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

May 12, 2008	By:	/s/ RICHARD W. NEU
Richard W. Neu
Interim Chief Financial Officer and Principal
Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.189	Retirement and Separation Agreement by and between Yves Boyer and Dollar Thrifty Automotive Group, Inc. effective and enforceable on December 31, 2007
15.30	Letter from Deloitte & Touche LLP regarding interim financial information
31.49	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.50	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.49	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.50	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002