Form 10-Q
period 2008-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2008-08-05
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days:   Yes   X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

        Large accelerated filer  X       Accelerated filer          Non-accelerated filer             Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes         No   X

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2008 was 21,601,502.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM	3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK	32

ITEM	4. CONTROLS AND PROCEDURES	33

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	33

ITEM	1A. RISK FACTORS	34

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS	34

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS	35

ITEM	5. OTHER INFORMATION	35

ITEM	6. EXHIBITS	36

SIGNATURES	39

INDEX TO EXHIBITS	40

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2008.” These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. Management believes they are based on reasonable assumptions, but they do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include whether and to what extent pricing and demand trends for the remainder of 2008 will improve, particularly in light of low consumer confidence levels and the impact of gasoline prices which could have a significant adverse effect on leisure travel in the peak rental season; the impact of pricing and other actions by competitors, particularly if demand softens; airline travel patterns, including further disruptions or reductions in air travel resulting from recent airline bankruptcies, industry consolidation, capacity reductions and pricing actions; the cost and other terms of acquiring and disposing of automobiles; the financial performance and prospects of our principal vehicle supplier; our ability to manage our fleet mix to match demand and reduce vehicle depreciation costs, particularly as we increase the level of Non-Program Vehicles (those without a guaranteed residual value)

and exposure to fluctuations in the used car market; our ability to comply with financial covenants and to obtain financing as needed without unduly restricting operational flexibility and our ability to manage the consequences under our financing agreements of a default by any of the Monolines that provide credit support for our asset backed financing structures, particularly given recent events involving the credit markets and the downgrade in the credit ratings of certain of the Monolines; the effectiveness of other actions we take to manage costs and liquidity; disruptions in information and communication systems we rely on; access to reservation distribution channels; the cost of regulatory compliance and the outcome of pending litigation; local market conditions where we and our franchisees do business; and the impact of natural catastrophes and terrorism. Forward-looking statements should be considered in light of information in this report and our other filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

August 5, 2008

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Unaudited)
	2008	2007	2008	2007

REVENUES:
Vehicle rentals	$424,366	$431,094	$802,337	$801,662
Other	21,364	20,510	39,899	47,905

Total revenues	445,730	451,604	842,236	849,567

COSTS AND EXPENSES:
Direct vehicle and operating	224,234	225,551	439,597	426,988
Vehicle depreciation and lease charges, net	146,567	121,341	269,229	214,624
Selling, general and administrative	55,011	60,000	108,683	125,301
Interest expense, net of interest income	29,721	29,041	51,858	48,111
Goodwill and other intangible asset impairment	-	-	350,144	-

Total costs and expenses	455,533	435,933	1,219,511	815,024

(Increase) decrease in fair value of derivatives	(26,793)	(11,251)	1,354	(3,458)

INCOME (LOSS) BEFORE INCOME TAXES	16,990	26,922	(378,629)	38,001

INCOME TAX EXPENSE (BENEFIT)	6,225	11,601	(91,452)	17,518

NET INCOME (LOSS)	$10,765	$15,321	$(287,177)	$20,483

BASIC EARNINGS (LOSS) PER SHARE	$0.50	$0.66	$(13.49)	$0.88

DILUTED EARNINGS (LOSS) PER SHARE	$0.49	$0.63	$(13.49)	$0.84

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2008	2007

	(Unaudited)
ASSETS:
Cash and cash equivalents	$80,323	$101,025
Restricted cash and investments	252,263	132,945
Receivables, net	134,915	238,127
Prepaid expenses and other assets	88,538	92,163
Revenue-earning vehicles, net	2,599,327	2,808,354
Property and equipment, net	121,420	122,303
Income taxes receivable	11,958	11,334
Intangible assets, net	35,296	103,777
Goodwill	-	281,424

	$3,324,040	$3,891,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$72,253	$80,537
Accrued liabilities	183,055	198,042
Deferred income tax liability	176,143	267,412
Vehicle insurance reserves	104,062	110,034
Debt and other obligations	2,495,449	2,656,562

Total liabilities	3,030,962	3,312,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,016,408 and 27,903,258 issued, respectively, and 21,601,502 and 21,488,352 outstanding, respectively	280	278
Additional capital	800,948	799,449
Retained earnings (deficit)	(278,666)	8,511
Accumulated other comprehensive loss	(1,915)	(1,804)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)

Total stockholders’ equity	293,078	578,865

	$3,324,040	$3,891,452

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(287,177)	$20,483
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	269,070	228,260
Non-vehicle depreciation	10,959	10,546
Net gains from disposition of revenue-earning vehicles	(560)	(15,481)
Amortization	3,159	3,109
Performance share, stock option and restricted stock plan	1,841	2,340
Interest income earned on restricted cash and investments	(4,831)	(6,023)
Net losses from sale of property and equipment	122	12
Goodwill and other intangible asset impairment	350,144	-
Provision for losses on receivables	816	423
Deferred income taxes	(91,579)	11,443
(Increase) decrease in fair value of derivatives	1,354	(3,458)
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(624)	(2,113)
Receivables	101,693	52,893
Prepaid expenses and other assets	10,926	(4,789)
Accounts payable	(5,142)	7,965
Accrued liabilities	(13,488)	(2,567)
Vehicle insurance reserves	(5,972)	994
Other	(666)	2,143

Net cash provided by operating activities	340,045	306,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,593,408)	(2,614,390)
Proceeds from sales	1,533,925	1,865,833
Net change in restricted cash and investments	(114,487)	285,969
Property, equipment and software:
Purchases	(17,309)	(20,217)
Proceeds from sales	13	1,195
Acquisition of businesses, net of cash acquired	(1,027)	(23,023)

Net cash used in investing activities	(192,293)	(504,633)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In Thousands)

	Six Months
	Ended June 30,

	(Unaudited)
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	5,097,002	3,153,766
Payments of vehicle debt and other obligations	(5,197,494)	(3,180,737)
Payments of non-vehicle debt	(60,625)	-
Proceeds from non-vehicle debt	-	250,000
Payments of debt assumed through acquisition	-	(14,092)
Issuance of common shares	33	1,095
Financing issue costs	(7,370)	(9,343)

Net cash provided by (used in) financing activities	(168,454)	200,689

CHANGE IN CASH AND CASH EQUIVALENTS	(20,702)	2,236

CASH AND CASH EQUIVALENTS:
Beginning of period	101,025	191,981

End of period	$80,323	$194,217

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$733	$9,622

Interest	$57,650	$52,709

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included in accounts payable	$1,490	$4,146

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’sopinion, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods have been made. Results for interim periods are not necessarily indicative of results for a full year.

2.	SHARE-BASED PAYMENT PLANS

Long-Term Incentive Plan

At June 30, 2008, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 1,593,321 shares. The Company has 573,717 shares available for future LTIP awards at June 30, 2008 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $1.0 million and $1.9 million during the three months and six months ended June 30, 2008, respectively, and $1.5 million and $2.3 million during the three months and six months ended June 30, 2007, respectively, for such awards.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.2 million and $0.4 million in compensation costs (included in the $1.0 million and $1.9 million discussed above) for the three months and six months ended June 30, 2008, respectively, related to the 2008 award, as required by SFAS No. 123(R), “Share-based payment” (“SFAS No. 123(R)”). No expense was recognized for the three months and six months ended June 30, 2007 because all previously issued stock options were fully vested at January 1, 2007. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant. The assumptions used to calculate compensation expense relating to the stock option awards granted during the six months ended June 30, 2008 were as follows: Weighted-average expected life of the awards of six years, volatility factor of 37.44%, risk-free rate of 3.25% and no dividend payments. The options issued during the six months ended June 30, 2008 vest after three years. Expense is recognized over the performance period which is the vesting period. Unrecognized expense remaining for the options at June 30, 2008 is $3.0 million.

A summary of stock option activity for the six months ended June 30, 2008 is summarized in the following table:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2008	465	$ 17.49

Granted	395	22.07
Exercised	(3)	11.10
Canceled	(6)	24.38

Outstanding at June 30, 2008	851	$ 19.59	5.57	$ -

Options exercisable at June 30, 2008	462	$ 17.53	2.14	$ -

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$10.50 - $17.6875	230	5.27	$12.82	143	$12.10

$19.1875 - $19.375	264	1.90	19.31	263	19.31

$21.1875 - $24.38	357	8.46	24.23	56	22.91

$10.50 - $24.38	851	5.57	$19.59	462	$17.53

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

	Six Months Ended June 30,

	2008	2007

Weighted-average expected life (in years)	3	3
Expected price volatility	35.30%	28.10%
Risk-free interest rate	2.32%	4.88%

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2008 and any changes during the six months ended June 30, 2008:

		Weighted-Average
	Shares	Grant Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2008	522	$44.69
Granted	162	25.20
Vested	(138)	37.47
Forfeited	(120)	39.67

Nonvested at June 30, 2008	426	$41.04

At June 30, 2008, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $7.1 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2008 was $4.0 million.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the six months ended June 30, 2008, the Company granted 7,000 shares with a grant-date fair value of $11.58 and the right to receive cash payments representing 15,295 shares at the settlement date price. At June 30, 2008, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.1 million, which is expected to be recognized over the next six months.

3.	ACQUISITIONS

During the six months ended June 30, 2008, the Company did not acquire any new locations from franchisees. However, the Company disbursed $1.0 million, previously held in escrow, to former franchisees in final settlement of acquisitions made in previous periods.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges includes the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Depreciation of revenue-earning vehicles	$146,804	$132,531	$269,070	$228,260
Net gains from disposal of revenue-earning vehicles	(575)	(12,035)	(560)	(15,481)
Rents paid for vehicles leased	338	845	719	1,845

	$146,567	$121,341	$269,229	$214,624

5.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method. Because the Company incurred a loss from continuing operations in the six months ended June 30, 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Net Income (loss)	$10,765	$15,321	$(287,177)	$20,483

Basic EPS:
Weighted average common shares	21,412,826	23,286,601	21,293,902	23,269,313

Basic EPS	$0.50	$0.66	$(13.49)	$0.88

Diluted EPS:
Weighted average common shares	21,412,826	23,286,601	21,293,902	23,269,313

Shares contingently issuable:
Stock options	12,557	190,346	-	196,759
Performance awards	54,606	253,463	-	273,074
Employee compensation shares deferred	188,676	437,491	-	406,537
Director compensation shares deferred	182,987	196,951	-	195,728

Shares applicable to diluted	21,851,652	24,364,852	21,293,902	24,341,411

Diluted EPS	$0.49	$0.63	$(13.49)	$0.84

For the three months ended June 30, 2008, 444,154 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS. For the three months ended June 30, 2007, all outstanding common stock equivalents were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

For the six months ended June 30, 2008, the following summarizes the Company’s outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS: 390,779 (stock options); 168,300 (performance awards); 268,020 (employee compensation shares deferred) and 182,369 (director compensation shares deferred). For the six months ended June 30, 2007, all outstanding common stock equivalents were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Trade accounts receivable	$117,630	$109,833
Due from Chrysler	11,987	95,023
Other vehicle manufacturer receivables	7,372	15,809
Car sales receivable	4,193	22,125
Note receivable	252	250
Fair value of interest rate swap	146	1,078

	141,580	244,118
Less: Allowance for doubtful accounts	(6,665)	(5,991)

	$134,915	$238,127

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles (hereinafter defined) remaining in inventory. During the last 24 months, cash receipts from Chrysler for items recorded in Due from Chrysler averaged approximately $100 million per month, with the highest month’s receipts being approximately $193 million and the lowest month’s receipts being approximately $22 million.

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

Fair value of interest rate swap and other represents the fair market value on interest rate swap agreements and/or interest rate caps (Note 10).

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007

Amortized intangible assets
Software and other intangible assets	$81,710	$77,888
Less accumulated amortization	(46,414)	(43,312)

	35,296	34,576
Unamortized intangible assets
Reacquired franchise rights	-	69,201

Total intangible assets	$35,296	$103,777

The Company establishes unamortized separately identifiable intangible assets, referred to as reacquired franchise rights, when acquiring locations from franchisees. Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. Prior to 2008, the Company elected to perform the annual impairment test on the indefinite lived intangible assets during the second quarter of each year, unless circumstances arose that required more frequent testing. Intangible assets with finite useful lives are amortized over their respective useful lives.

During 2007, the Company completed its annual impairment test of each reacquired franchise right and concluded no impairment was indicated. In March 2008, based on the operating environment and in conjunction with reassessment of goodwill impairment (see discussion under Note 8 below), the Company reassessed its reacquired franchise rights for impairment. Impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) also applies to reacquired franchise rights. Based on the assessment at March 31, 2008, management concluded that reacquired franchise rights were impaired, and the Company recorded a $69.0 million non-cash charge (pretax) related to the impairment of the entire reacquired franchise rights ($42.0 million after-tax).

8.	GOODWILL

The Company was required to record a non-cash charge for goodwill impairment in the first quarter of 2008. Under SFAS No. 142, the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders’ equity. As a result of the decline in the Company’s stock price, the Company’s total stockholders’ equity exceeded its equity market capitalization including applying a reasonable control premium. The Company is required to place greater emphasis on the current stock price than on management’s long-range forecast in performing its impairment assessment. Based on this evaluation in the first quarter of 2008, management concluded that the entire amount of goodwill was impaired and the Company recorded a $281.2 million non-cash charge (pretax) related to the impairment of goodwill ($223.2 million after-tax).

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$281,424
Effect of change in rates used for foreign currency translation	(252)
Goodwill impairment	(281,172)

Balance as of June 30, 2008	$-

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2008 and December 31, 2007 consist of the following

(in thousands):

	June 30,	December 31,
	2008	2007

Vehicle debt and other obligations
Asset backed medium term notes:
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
2004 Series notes	-	500,000

	1,500,000	2,000,000
Discounts on asset backed medium term notes	(18)	(23)

Asset backed medium term notes, net of discount	1,499,982	1,999,977
Conduit Facility	115,000	12,000
Commercial paper, net of discount of $605 and $131	277,321	25,851
Other vehicle debt	253,235	234,472
Limited partner interest in limited partnership	161,786	135,512

Total vehicle debt and other obligations	2,307,324	2,407,812

Non-vehicle debt
Term Loan	188,125	248,750

Total non-vehicle debt	188,125	248,750

Total debt and other obligations	$2,495,449	$2,656,562

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

On June 12, 2008, the Company was notified that its $150 million vehicle manufacturer line of credit would be canceled and therefore, effective September 12, 2008, the Company will not be able to draw upon that line of credit. Existing borrowings at that time will be paid down over a 14 month period as vehicles financed under that line are sold.

On June 30, 2008, the Company prepaid $60 million of outstanding indebtedness which includes all scheduled minimum quarterly principal payments for the remainder of the Term Loan (hereinafter defined) but depending on the level of excess cash flows as defined in the Term Loan agreement and other factors, additional principal payments may be required.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $48.0 million at June 30, 2008, included in accrued liabilities. At December 31, 2007, these swaps totaled $47.8 million comprised of liabilities, included in accrued liabilities, of approximately $48.9 million, and assets, included in receivables, of approximately $1.1 million.

The interest rate swap agreements related to the asset backed medium term note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of income (operations). For the six months ended June 30, 2008 and 2007, the Company recorded the related change in the fair value of the swap agreements of $1.4 million and ($3.5) million, respectively, as a net decrease (increase) in fair value of derivatives in its condensed consolidated statements of operations.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded income of $0.8 million, which is net of income taxes, in total comprehensive income (loss) for the six-month period ended June 30, 2008. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $6.2 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next twelve months.

In May 2008, the Company entered into an interest rate cap agreement in conjunction with renewal of the Conduit Facility, paying $0.2 million which is being amortized over the 12 month life of the facilities. The cap agreement had a fair value, which is included in receivables, of $0.1 million at June 30, 2008.

11.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

The following table shows assets and liabilities measured at fair value as of June 30, 2008 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
	Total Fair Value Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)

Description	at 6/30/08	(Level 1)	(Level 2)	(Level 3)

Derivatives Assets	$146	$-	$146	$-
Derivative Liabilities	(48,032)	-	(48,032)	-
Marketable Securities (available for sale)	386	386	-	-
Deferred Compensation Plan Assets	2,443	-	2,443	-
Deferred Compensation Plan Liabilities	(2,443)	-	(2,443)	-

Total	$(47,500)	$386	$(47,886)	$-

The fair value of derivative assets and liabilities, consisting of interest rate cap and swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institutions which are counterparties to the applicable swap agreements and reported to the Company on a monthly basis. The Company uses these reported fair values to adjust the asset or liability as appropriate. The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Net income (loss)	$10,765	$15,321	$(287,177)	$20,483

Interest rate swap adjustment on 2007 swap	11,887	4,194	769	4,194
Foreign currency translation adjustment	284	2,649	(880)	2,756

Comprehensive income (loss)	$22,936	$22,164	$(287,288)	$27,433

13.	INCOME TAXES

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

For the three months and six months ended June 30, 2008, the overall effective tax rate of 36.6% and 24.2% differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance, along with the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee that occurred in the first quarter of 2008.

As of June 30, 2008, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to June 30, 2008.

14.	SHARE REPURCHASE PROGRAM

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program, which will extend through December 31, 2008, to replace the $100 million program of which $44.7 million had been used to repurchase shares. During the six months ended June 30, 2008, the Company did not repurchase shares of common stock. Since inception of the share repurchase programs through June 30, 2008, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions. At June 30, 2008, the $300 million share repurchase program had $117.1 million of remaining authorization that extends through December 31, 2008. The Company is continuing the suspension of repurchasing shares under its share repurchase program that began during the fourth quarter 2007. Additionally, under the terms of the Senior Secured Credit Facility, the Company is restricted in its ability to repurchase shares if unrestricted cash is below a minimum amount set forth in the agreement. At June 30, 2008, the Company’s unrestricted cash balance was below the minimum required balance to be able to repurchase shares under the share repurchase program.

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

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted the provisions of SFAS No. 157 as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption in accordance with Staff Position FAS 157-2 issued by the FASB in February 2008. FAS 157-2 delays required adoption of the SFAS No. 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of the additional disclosures required upon full implementation and plans to fully implement SFAS 157 as required on January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is effective for fiscal years beginning after December 15, 2008. SFAS No.161 requires expanded disclosures related to an entity’s derivative instruments and hedging activities. The Company plans to adopt the provisions of SFAS No. 161 as required on January 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial position and results of operations and related disclosures.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP provides guidance on assigning useful lives to intangible assets and requires expanded disclosures related to an entity’s intangible assets. The Company plans to adopt the provisions of FSP FAS 142-3 effective January 1, 2009. The Company is currently evaluating the impact FSP FAS 142-3 will have on its consolidated financial position and results of operations and related disclosures.

17.	SUBSEQUENT EVENTS

On July 9, 2008, the Company and a requisite majority of the lenders that are parties to the Company’s senior secured credit facility, which consists of a $350 million revolver and a $250 million term loan with a balance of $188.1 million outstanding at June 30, 2008 (collectively, the “Senior Secured Credit Facility”), entered into an amendment which modified the circumstances under which a monoline insurer insolvency or bankruptcy event under the Company’s asset backed medium term note programs would constitute an event of default under the Senior Secured Credit Facility.

*******

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of operations:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	(Percentage of Revenue)

	2008	2007	2008	2007

Revenues:
Vehicle rentals	95.2%	95.5%	95.3%	94.4%
Other	4.8	4.5	4.7	5.6

Total revenues	100.0	100.0	100.0	100.0

Costs and Expenses:
Direct vehicle and operating	50.3	49.9	52.2	50.3
Vehicle depreciation and lease charges, net	32.9	26.9	32.0	25.3
Selling, general and administrative	12.3	13.3	12.9	14.7
Interest expense, net of interest income	6.7	6.4	6.1	5.6
Goodwill and other intangible asset impairment	-	-	41.6	-

Total costs and expenses	102.2	96.5	144.8	95.9

(Increase) decrease in fair value of derivatives	(6.0)	(2.5)	0.2	(0.4)

Income (Loss) Before Income Taxes	3.8	6.0	(45.0)	4.5

Income Tax Expense (Benefit)	1.4	2.6	(10.9)	2.1

Net Income (Loss)	2.4%	3.4%	(34.1)%	2.4%

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,

			%				%
U.S. and Canada	2008	2007	Change		2008	2007	Change

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	129,017	135,003	(4.4%	)	120,093	122,130	(1.7%	)
Number of rental days	10,060,341	10,088,287	(0.3%	)	18,468,217	18,261,107	1.1%
Vehicle utilization	85.7%	82.1%	3.6 p.p.		84.5%	82.6%	1.9 p.p.
Average revenue per day	$42.18	$42.73	(1.3%	)	$43.44	$43.90	(1.0%	)
Monthly average revenue per vehicle	$1,096	$1,064	3.0%		$1,113	$1,094	1.7%
Average depreciable fleet	132,526	140,533	(5.7%	)	122,224	126,135	(3.1%	)
Monthly avg. depreciation (net) per vehicle	$369	$288	28.1%		$367	$284	29.2%

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

During the second quarter of 2008, the Company experienced higher vehicle depreciation costs and a decline in revenue primarily from lower revenue per day. Additionally, the Company experienced an increase in the fair value of derivatives as interest rates rose in the second quarter of 2008. The increase in depreciation costs combined with the decline in revenues offset the favorability from the derivatives which resulted in lower profits in the second quarter of 2008 as compared to the second quarter of 2007.

Operating Results

The Company had income before income taxes of $17.0 million for the second quarter of 2008, as compared to $26.9 million for the second quarter of 2007.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$424.4	$431.1	$(6.7)	(1.6%	)
Other	21.3	20.5	0.8	4.2%

Total revenues	$445.7	$451.6	$(5.9)	(1.3%	)

Vehicle rental metrics:
Number of rental days	10,060,341	10,088,287	(27,946)	(0.3%	)
Average revenue per day	$42.18	$42.73	$(0.55)	(1.3%	)

Vehicle rental revenue for the second quarter of 2008 decreased 1.6%, due to a 1.3% decrease in revenue per day totaling $5.5 million, and a 0.3% decrease in rental days totaling $1.2 million.

Other revenue increased $0.8 million due to a $3.5 million reduction in the loss resulting from the change in market value of investments in the Company’s deferred compensation and retirement plans as compared to the same period in 2007 and a $0.2 million increase in franchise sales revenue, partially offset by a $3.0 million decrease in leasing revenue. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$224.2	$225.6	$(1.4)	(0.6%	)
Vehicle depreciation and lease charges, net	146.6	121.3	25.3	20.8%
Selling, general and administrative	55.0	60.0	(5.0)	(8.3%	)
Interest expense, net of interest income	29.7	29.0	0.7	2.3%

Total expenses	$455.5	$435.9	$19.6	4.5%

(Increase) decrease in fair value of derivatives	$(26.8)	$(11.3)	$(15.5)	138.1%

Direct vehicle and operating expenses for the second quarter of 2008 decreased $1.4 million, primarily due to lower transaction levels, partially offset by higher costs per transaction. As a percent of revenue, direct vehicle and operating expenses were 50.3% in the second quarter of 2008, compared to 49.9% for the second quarter of 2007.

The decrease in direct vehicle and operating expense in the second quarter of 2008 resulted from the following:

➢

Personnel related expenses decreased $4.0 million. The decrease resulted from a transaction driven reduction in the number of employees resulting in a decrease of $3.0 million partially offset by a $0.6 million increase in salary cost, a $1.0 million decrease in 401(k) expense due to the continued suspension of matching contributions that began in the first quarter of 2008 and a decrease in incentive compensation cost of $0.5 million.

➢	Computer expense increased $0.9 million due primarily to increased equipment lease and maintenance expense.

➢

Vehicle related expenses increased $1.7 million. This increase resulted primarily from an increase in gasoline expense of $2.3 million, which is generally recovered in revenue from customers, an increase in vehicle maintenance expense of $1.9 million and an increase in vehicle insurance expense of $0.9 million, partially offset by a decrease in net vehicle damage of $2.3 million. All other vehicle related expenses decreased $1.1 million.

Net vehicle depreciation and lease charges for the second quarter of 2008 increased $25.3 million. As a percent of revenue, net vehicle depreciation and lease charges were 32.9% in the second quarter of 2008, compared to 26.9% in the second quarter of 2007.

The increase in net vehicle depreciation and lease charges in the second quarter of 2008 resulted from the following:

➢

Vehicle depreciation expense increased $14.3 million, resulting primarily from a 17.3% increase in the average depreciation rate. The increase in the depreciation rate was primarily the result of increases in depreciation rates on Program Vehicles due to vehicle manufacturer price increases and Non-Program Vehicles due to a soft used car market. These increases were partially offset by a higher mix of Non-Program Vehicles, which typically have lower average depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $11.5 million. This decrease resulted primarily from a lower average gain per unit due to softness in the used car market and fewer units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $0.5 million due primarily to a decrease in the average number of units leased.

Selling, general and administrative expenses for the second quarter of 2008 decreased $5.0 million. As a percent of revenue, selling, general and administrative expenses were 12.3% of revenue in the second quarter of 2008, compared to 13.3% in the second quarter of 2007.

The decrease in selling, general and administrative expenses in the second quarter of 2008 resulted from the following:

➢

Personnel related expenses decreased $5.4 million. This decrease resulted primarily from organizational streamlining, of approximately $2.4 million, implemented in the third quarter of 2007, a $1.2 million decrease in incentive compensation expense, a $0.8 million decrease in performance share expense, a $0.5 million decrease in retirement expense and a $0.5 million decrease in 401(k) expense due to the suspension of matching contributions during the first quarter of 2008. The decrease in incentive compensation is primarily due to a decline in operations in the second quarter of 2008 compared to the second quarter of 2007.

➢	Transition costs relating to the outsourcing of information and technology services and call center operations decreased $1.7 million, including salary related expenses.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses $3.5 million due to a reduction in the loss on these plans compared to the same period in 2007, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense for the second quarter of 2008 increased $0.7 million primarily due to a decrease in interest reimbursements relating to vehicle programs partially offset by lower average vehicle debt. Net interest expense was 6.7% of revenue in the second quarter of 2008, compared to 6.4% in the second quarter of 2007.

The income tax expense for the second quarter of 2008 was $6.2 million. The effective income tax rate in the second quarter was 36.6% compared to 43.1% in the second quarter of 2007. The decrease in the effective tax rate was primarily due to the relationship between U.S. and Canadian pretax income or loss and a lower effective state tax rate in the second quarter of 2008 compared to the second quarter of 2007. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

During the first half of 2008, the Company experienced higher vehicle depreciation and direct vehicle and operating costs. These cost increases coupled with a non-cash goodwill and other intangible asset impairment charge resulted in a significant loss for the first half of 2008 as compared to income in the first half of 2007.

Operating Results

The Company had a loss before income taxes of $378.6 million for the first half of 2008, as compared to income before income taxes of $38.0 million in the first half of 2007.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$802.3	$801.7	$0.6	0.1%
Other	39.9	47.9	(8.0)	(16.7%	)

Total revenues	$842.2	$849.6	$(7.4)	(0.9%	)

Vehicle rental metrics:
Number of rental days	18,468,217	18,261,107	207,110	1.1%
Average revenue per day	$43.44	$43.90	$(0.46)	(1.0%	)

Vehicle rental revenue for the first half of 2008 increased 0.1%, due to an 1.1% increase in rental days totaling $9.1 million, partially offset by a 1.0% decrease in revenue per day totaling $8.5 million.

Other revenue decreased $8.0 million due to a decrease of $5.8 million in leasing revenue and a $1.8 million decrease in fees and services revenue primarily related to the shift of several locations from franchise operations to corporate operations. Additionally, there was a decrease of $1.1 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$439.6	$427.0	$12.6	3.0%
Vehicle depreciation and lease charges, net	269.2	214.6	54.6	25.4%
Selling, general and administrative	108.7	125.3	(16.6)	(13.3%	)
Interest expense, net of interest income	51.8	48.1	3.7	7.8%
Goodwill and other intangible asset impairment	350.2	-	350.2	100.0%

Total expenses	$1,219.5	$815.0	$404.5	49.6%

(Increase) decrease in fair value of derivatives	$1.4	$(3.5)	$4.9	(139.2%	)

Direct vehicle and operating expenses for the first half of 2008 increased $12.6 million, primarily due to higher costs per transaction, partially offset by lower transaction levels. As a percent of revenue, direct vehicle and operating expenses were 52.2% in the first half of 2008, compared to 50.3% in the first half of 2007.

The increase in direct vehicle and operating expense in the first half of 2008 resulted from the following:

➢

Vehicle related expenses increased $8.0 million. This increase resulted from a $5.3 million increase in gasoline expense which is generally recovered in revenue from customers, a $2.6 million increase in vehicle maintenance expense and a $2.0 million increase in vehicle insurance expense. These increases were partially offset by a decrease in net vehicle damage of $2.1 million.

➢

Facility and airport concession expenses increased $3.6 million. This increase resulted from increases in concession fees of $1.7 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $1.9 million.

➢	Litigation settlements charged as expense totaled $1.3 million due to the settlement of two legal cases during the first quarter of 2008.

➢	Computer expense increased $2.3 million due primarily to increased equipment lease and maintenance expense.

➢

Personnel related expenses decreased $4.5 million. The decrease resulted from a transaction driven reduction in the number of employees, resulting in a decrease of $4.4 million, partially offset by a $1.3 million increase in salary cost. Additionally, there was a decrease of $1.2 million in 401(k) expense due to the suspension of matching contributions during the first quarter of 2008 and a decrease in incentive compensation cost of $1.5 million primarily due to a decline in operations in the first half of 2008 compared to the first half of 2007, partially offset by a $1.3 million increase in group health insurance.

Net vehicle depreciation and lease charges for the first half of 2008 increased $54.6 million. As a percent of revenue, net vehicle depreciation and lease charges were 32.0% in the first half of 2008 compared to 25.3% in the first half of 2007.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $40.8 million, resulting primarily from a 21.5% increase in the average depreciation rate. The increase in depreciation rate was primarily the result of increases in depreciation rates on Program Vehicles due to vehicle manufacturer price increases and Non-Program Vehicles due to a soft used car market. These increases were partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $14.9 million. This decrease resulted from a lower average gain per unit due to softness in the used car market and fewer units sold.

➢	Lease charges, for vehicles leased from third parties, decreased $1.1 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the first half of 2008 decreased $16.6 million. As a percent of revenue, selling, general and administrative expenses were 12.9% of revenue in the first half of 2008, compared to 14.7% in the first half of 2007.

The decrease in selling, general and administrative expenses in the first half of 2008 resulted from the following:

➢

Personnel related expenses decreased $9.0 million due primarily from organizational streamlining of approximately $3.6 million implemented in the third quarter of 2007, a $3.0 million decrease in incentive compensation expense, a $1.0 million decrease in retirement expense, $0.8 million decrease in performance share expense and a $0.6 million decrease in 401(k) expense due to the suspension of matching contributions during the first quarter of 2008. The decrease in incentive compensation expense is related to a decline in operations in the first half of 2008 compared to the first half of 2007.

➢	Transition costs relating to the outsourcing of information and technology services and call center operations decreased $4.2 million, including salary related expenses.

➢	The market value of investments in the Company’s deferred compensation and retirement plans decreased $1.1 million, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense for the first half of 2008 increased $3.7 million due to a decrease in interest reimbursements relating to vehicle programs and lower cash balances, partially offset by lower average vehicle debt. Net interest expense was 6.1% of revenue in the first half of 2008, compared to 5.6% in the first half of 2007.

A non-cash goodwill and other intangible asset impairment charge of $350.1 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

The income tax benefit for the first half of 2008 was $91.5 million. The effective income tax rate for the first half of 2008 was 24.2% compared to 46.1% for the first half of 2007. This decrease in the effective tax rate was due primarily to the taxable benefit related to the pretax loss in the first half of 2008 compared to the pretax income in the first half of 2007, the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), partially offset by the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook

The Company expects the operating environment to remain challenging due to weakened economic conditions, combined with airline capacity reductions. The Company also expects that the prolonged difficult conditions in the credit markets will continue to affect its business and customer base. The Company continuously reviews alternatives to manage costs and other actions to preserve or improve liquidity, while remaining focused on execution of its operating plans.

Vehicle depreciation costs continued to trend upward in the first half of 2008 as the Company absorbed the impact of declines in used car pricing, primarily in vehicles that have low gas mileage ratings, and price increases from suppliers. The Company has been increasing the level of Non-Program Vehicles in its fleet and expects to have about 60% of its fleet acquired as Non-Program Vehicles for the 2008 year. The Company believes that this action, together with the extension of fleet holding periods, will help alleviate some of the cost increases in vehicle depreciation. However, escalating the percentage of Non-Program Vehicles increases the Company’s exposure to changes in the used car market, which are expected to remain volatile as consumer preferences change and supply and demand factors fluctuate. Additionally, certain of the Company’s vehicle financing facilities contain limitations on the percentage of Non-Program Vehicles that may be financed.

The Company has begun to realize some efficiencies from improved fleet management as a result of management’s decision to run a tighter fleet and implementation of fleet optimization software. Vehicle utilization improved 1.9 percentage points to 84.5% during the first six months of the year compared with 82.6% in the prior year period. The Company expects fleet capacity will decline further in the foreseeable future as the Company continues to adjust its fleet to match consumer demand and financing availability at peak demand periods in the normal cycle.

The Company is also continuing to monitor developments in the credit and capital markets, particularly as they affect monoline insurers. The majority of the Company’s fleet is financed with asset backed medium term notes insured by AMBAC, XL Capital and FGIC (collectively referred to as the “Monolines”), and if further disruptions of the credit market adversely affect any of those insurers, we could also be affected. While the Company believes, based on known facts and circumstances, that it has sufficient excess financing capacity to withstand a failure or reorganization of one of the Monolines, such an event could cause a general loss of confidence in the monoline insurance sector or a broader disruption in the credit and financial markets. In either case, it could have a material adverse affect on the Company. As further described below, the Company recently amended its Senior Secured Credit Facility to address the consequences of a potential insolvency or bankruptcy event relating to a Monoline.

The Company also continues to explore other means of financing its fleet, given its expectation that access to the asset backed medium term note and commercial credit markets will remain highly constrained. The Company believes that its recent financial performance and the expected operating environment for the remainder of 2008 further limit its ability to access liquidity from these sources.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facility and insurance bonds. Cash generated by operating activities of $340 million for the six months ended June 30, 2008 was primarily the result of a net loss, adjusted for depreciation, a change in fair value of derivatives, non-cash goodwill and other intangible assets impairment net of tax impact, and a reduction in outstanding vehicle related receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes and commercial paper programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan (hereinafter defined). These letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined). Credit enhancement levels have been increasing which has reduced the liquidity available for other corporate purposes.

The Company believes that cash on hand, expected operating cash flow and availability under its Revolving Credit Facility, secured vehicle financing, insurance bonding programs and proceeds from its Term Loan will be adequate to meet its liquidity needs in the near term, despite the current operating and credit environment. In particular, a portion of the Company’s secured vehicle financing is available through the asset backed commercial paper programs and bank facilities, which are 364-day commitments that are renewable annually. The Company believes that commitments under these facilities, which were renewed in May 2008, and its existing asset backed medium term notes and other secured vehicle financing facilities will be sufficient to meet vehicle financing requirements. However, the Company cannot predict the impact of a further material deterioration in the credit market or the financial circumstances of the Monolines. In those circumstances, the Company could be required to seek new financing and may not be able to do so on favorable terms or at all. Due to the Company’s recent financial performance and the expected operating environment for the remainder of 2008, the Company also cannot predict whether it will be able to renew, at current levels, its asset backed commercial paper programs or banking facilities when they mature in May 2009, or the terms on which renewal may be available. Although the Company has no further maturities of asset backed medium term notes until 2010, it has historically relied on additional issuances of asset backed medium term notes to increase or replace maturing vehicle financing capacity. In the current environment, and particularly in light of the circumstances surrounding the Monolines, access to this market has been limited in 2008 and will likely remain so in the foreseeable future. The Company continuously reviews available means to finance its fleet and, in light of the current environment, is also reviewing alternative operating and strategic actions to preserve or improve liquidity.

Cash used in investing activities was $192.3 million. The principal use of cash in investing activities during the six months ended June 30, 2008 was the purchase of revenue-earning vehicles, which totaled $1.6 billion, partially offset by $1.5 billion in proceeds from the sale of used revenue-earning vehicles and a $0.1 billion increase in restricted cash and investments. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at June 30, 2008 increased $119.3 million from December 31, 2007, including $114.5 million provided by vehicle disposition proceeds coupled with interest income earned on restricted cash and investments of $4.8 million. The Company also used cash for non-vehicle capital expenditures of $17.3 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems.

Cash used in financing activities was $168.5 million primarily due to the maturity of asset backed medium term notes totaling $500 million and a $60.6 million paydown of the Term Loan partially offset by a $251.5 million net increase in commercial paper, a $103 million net increase in the Conduit Facility (hereinafter defined), and a increase in other existing lines of credit of $45 million.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At June 30, 2008, the Company had $55.7 million in letters of credit, including $44.4 million in letters of credit noted under the Revolving Credit Facility, and $47.5 million in surety bonds to secure these obligations.

Asset Backed Medium Term Notes

The asset backed medium term note program at June 30, 2008 was comprised of $1.5 billion in asset backed notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates.

In late February 2008, the Company amended the minimum net worth condition in three of its four Monoline agreements to exclude the impact of any goodwill or other intangible asset impairment, while the Company provided increased enhancement for the agreement not amended in order to comply with the existing minimum net worth condition.

Conduit Facility

On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215 million. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. At June 30, 2008, the Company had $115.0 million outstanding under the Conduit Facility.

Commercial Paper Program and Liquidity Facility

On May 8, 2008, the Company renewed its Commercial Paper Program (the “Commercial Paper Program”) for another 364-day period at a maximum capacity of $800 million supported by a 364-day extension of the Liquidity Facility (the “Liquidity Facility”) in the amount of $278 million. At any time, the Company may only issue commercial paper in an amount that does not exceed the sum of the Liquidity Facility and the letter of credit supporting the commercial paper notes. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. At June 30, 2008, the Company had $277.3 million in commercial paper outstanding under the Commercial Paper Program.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $312 million in capacity at June 30, 2008. The Company had $253.2 million in borrowings outstanding under these lines at June 30, 2008. All lines of credit are collateralized by the related vehicles.

On June 12, 2008, the Company was notified that its $150 million vehicle manufacturer line of credit would be canceled and therefore, effective September 12, 2008 the Company will not be able to draw upon that line of credit. Existing borrowings at that time will be paid down over a 14 month period as vehicles financed under that line are sold.

The Company has also determined that it is unlikely that a $150 million bank line of credit will be renewed upon maturity in September 2008. Existing borrowings at that time will be paid down over a 12 month period as vehicles financed under that line are sold.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At June 30, 2008, DTG Canada had approximately CND $165.0 million (US $161.8 million) funded under this program.

Senior Secured Credit Facility

On June 15, 2007, the Company entered into the $600 million Senior Secured Credit Facility comprised of a $350 million Revolving Credit Facility (the “Revolving Credit Facility”) and a $250 million Term Loan (the “Term Loan”). The Senior Secured Credit Facility contains certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. As of June 30, 2008, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $169.5 million and no working capital borrowings at June 30, 2008.

The Term Loan expires on June 15, 2014, and requires minimum quarterly principal payments which began in September 2007, but depending on the level of excess cash flows and other factors, the required principal payments may be increased.

On June 30, 2008, the Company prepaid $60 million of the Term Loan in order to ensure compliance with a required EBITDA-based leverage ratio test in the Senior Secured Credit Facility. At June 30, 2008, the Company was in compliance with the leverage ratio test with a ratio of 2.74. The required leverage ratio test standard increases in the future from 3.5 to 1 at June 30, 2008 to 3.0 to 1 at March 31, 2009, 2.5 to 1 at March 31, 2010 and 2.25 to 1 at March 31, 2011 and thereafter. The required leverage ratio test allows for the Company to receive a credit for unrestricted cash of up to $50 million against outstanding non-vehicle debt. At June 30, 2008, the Company had $188.1 million outstanding under the Term Loan.

On July 9, 2008, the Company and a requisite majority of the lenders that are parties to the Company’s Senior Secured Credit Facility, entered into an amendment which modified the circumstances under which a Monoline insolvency or bankruptcy event under the Company’s asset backed medium term note programs would constitute an event of default under the Senior Secured Credit Facility.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2008, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2008, cash and cash equivalents totaled $80.3 million and restricted cash and investments totaled $252.3 million.

At June 30, 2008, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2007, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2007 for the tabular entry, “Vehicle Debt and Obligations-Floating Rates,” from $1,990.7 million to $1,782.3 million, which reduction also includes the amortization of asset backed medium term notes described in Note 9 of the notes to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 23, 2008, a purported nationwide class action was filed against the Company, by Lynda Steinbeck, in the District Court of Tulsa County, Oklahoma. This lawsuit is an action claiming the fee imposed when a vehicle is returned after the original due date is a violation of the Oklahoma Consumer Protection Act. The Company intends to vigorously defend this matter.

On June 12, 2008, a class action was filed against the Company, by Zack Miller and unnamed members of the plaintiff class, in the Central District Court of California. This lawsuit is an action claiming a violation of California statute, including selling, soliciting, negotiating, brokering, and/ or effecting insurance contracts without first seeking or obtaining approval of the California Insurance Commissioner for the insurance rates charged, and charging rates which exceed those approved by the California Insurance Commission. The Company intends to vigorously defend this matter.

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

None.

b) Use of Proceeds

None.

c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2008 - April 30, 2008	-	$-	-	$117,149,000

May 1, 2008 - May 31, 2008	-	$-	-	$117,149,000

June 1, 2008 - June 30, 2008	-	$-	-	$117,149,000

Total	-		-

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the six months ended June 30, 2008. Since inception of the share repurchase programs through June 30, 2008, the Company has used $227.6 million to repurchase shares. All share repurchases were made in open market transactions. This $300 million share repurchase program has $117.1 million of remaining authorization that extends through December 31, 2008. The Company is continuing the suspension of repurchasing shares under its share repurchase program that began during the fourth quarter 2007. Additionally, under the terms of the Senior Secured Credit Facility, the Company is restricted in its ability to repurchase shares if unrestricted cash is below a minimum amount set forth in the agreements. At June 30, 2008, the Company’s unrestricted cash balance was below the minimum required balance to be able to repurchase shares under the share repurchase program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)

On May 15, 2008, the Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

b)	The following matters were voted on at the Annual Meeting of Stockholders of the Company:

Proposal 1 – Election of Directors.

	NUMBER OF VOTES

NOMINEE	FOR	WITHHELD

Thomas P. Capo	18,352,675	1,361,030
Maryann N. Keller	19,088,680	625,025
The Hon. Edward C. Lumley	18,330,408	1,383,297
Richard W. Neu	19,083,183	630,522
Gary L. Paxton	19,127,940	585,765
John C. Pope	19,066,829	646,876
Edward L. Wax	19,131,478	582,227

Incumbent director, Molly Shi Boren, chose not to stand for re-election to the Board.

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2008 year. A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2008 was adopted, with 19,595,572 votes cast for, 104,093 votes cast against and 14,040 votes abstained.

Proposal 3 – Approval of the addition of 660,000 shares to the Dollar Thrifty Automotive Group, Inc. Amended and Restated Long-Term Incentive Plan and Director Equity Plan. A proposal to approve the additional shares was adopted, with 16,724,383 votes cast for, 1,430,217 votes cast against, 123,550 votes abstained, and 1,435,555 broker non-votes.

ITEM 5.	OTHER INFORMATION

a)

On August 1, 2008, the Company entered into Amendment No. 2 to its existing Rights Agreement, dated as of July 23, 1998, as amended, by and between the Company and Computershare Trust Company, N.A. (successor rights agent to Harris Trust and Savings Bank), as the Rights Agent, to extend the Final Expiration Date (as defined therein) to August 3, 2009 or, if approved by stockholders, August 3, 2011. Amendment No. 2 was filed as an exhibit to the Company’s registration statement on Form 8-A/A filed August 4, 2008.

ITEM 6.	EXHIBITS

4.193

Amendment No. 13 to Note Purchase Agreement dated as of May 8, 2008 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committee Purchasers parties thereto, the Managing Agents parties thereto, and JPMorgan Chase Bank, N.A., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.194

Amendment No. 2 to Amended and Restated Series 2000-1 Supplement dated as of May 8, 2008 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A. and Deutsche Bank AG, New York Branch, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.195

Extension Agreement and Agreement to Revise or Terminate Certain Liquidity Commitments dated as of May 8, 2008 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.196

Amendment No. 13 to Liquidity Agreement dated as of May 8, 2008 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.197

Amendment No. 2 to Second Amended and Restated Series 1998-1 Supplement dated as of May 8, 2008 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.198

Amendment No. 2 dated as of May 8, 2008 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.199

Master Consent Agreement dated as of May 8, 2008 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Thrifty Funding Corp., Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Credit Suisse, acting through its New York Branch, Bank of Montreal, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Comerica Bank, Credit Industriel et Commercial and Wells Fargo Bank, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

36
4.201

Amendment No. 2 to the Rights Agreement, dated as of August 1, 2008, by and  between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A. (successor rights agent to Harris Trust and Savings Bank), (as Rights Agent), filed as the same numbered exhibit with DTG's Form 8-A/A, filed August 4, 2008, Commission File No. 1-13647*

10.188

Indemnification Agreement dated as of April 8, 2008 between Dollar Thrifty Automotive Group, Inc. and Kimberly D. Paul, Vice President and Chief Accounting Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2008, Commission File No. 1-13647*

10.190	Third Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 21, 2008, Commission File No. 1-13647*
10.191

Indemnification Agreement dated as of May 23, 2008 between Dollar Thrifty Automotive Group, Inc. and Scott L. Thompson, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 28, 2008, Commission File No. 1-13647*

10.193	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.194	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Scott L. Thompson and Dollar Thrifty Automotive Group, Inc.**
10.195	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.196	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
10.197	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.**
10.198	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.**
10.199	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc.**
15.32	Letter from Deloitte & Touche, LLP regarding interim financial information**
37
23.36

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2007, filed June 26, 2008, Commission File No. 1-13647*

31.51	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.52	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.51	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.52	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.47

Press release announcing new Chief Financial Officer issued by Dollar Thrifty Automotive Group, Inc. on May 28, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 28, 2008, Commission File No. 1-13647*

99.48

News release reporting Estimated Second Quarter and Year End Financial Results for 2008, issued by Dollar Thrifty Automotive Group, Inc. on July 1, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 1, 2008, Commission File No. 1-13647*

99.49

News release reporting Second Quarter Financial Results for 2008, issued by Dollar Thrifty Automotive Group, Inc. on August 5, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 5, 2008, Commission File No. 1-13647*

-------------------------------------

* Incorporated by reference

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 5, 2008	By:	/s/ GARY L. PAXTON
Gary L. Paxton
President, Chief Executive Officer and Principal
Executive Officer

August 5, 2008	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
Senior Executive Vice President, Chief Financial Officer,

Principal Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.193	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.194	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Scott L. Thompson and Dollar Thrifty Automotive Group, Inc.
10.195	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.196	Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
10.197	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc.
10.198	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc.
10.199	Deferral Agreement regarding 2006 performance share plan award dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc.
15.32	Letter from Deloitte & Touche LLP regarding interim financial information
31.51	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.52	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.51	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.52	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002