Form 10-Q
period 2008-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2008-11-05
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                               For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock as of October 31, 2008 was 21,624,752.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	34

ITEM	4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	35

ITEM	1A. RISK FACTORS	36

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	36

ITEM	6. EXHIBITS	38

SIGNATURES	40

INDEX TO EXHIBITS	41

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook for 2008.” These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. Management believes they are based on reasonable assumptions, but they do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include the impact of persistent pricing and demand pressures, particularly in light of the current instability in the global financial markets and concerns about economic prospects, which have continued to depress consumer confidence and spending levels and could affect the ability of our customers to meet their payment obligations to us; volatility in gasoline prices; the impact of pricing and other actions by competitors, particularly if demand continues to be soft; airline travel patterns, including further disruptions or reductions in air travel resulting from airline bankruptcies, industry consolidation, capacity reductions and pricing actions; the cost and other terms of acquiring and disposing of automobiles and the impact of current adverse conditions in the used car market on our ability to reduce our fleet capacity as and when projected by our plans; the financial performance and prospects of our principal vehicle supplier and whether recently adopted federal support for the U.S. automotive industry is successful; our ability to manage our fleet mix to match demand and reduce vehicle depreciation costs, particularly as we increase the level of Non-Program Vehicles (those without a guaranteed residual value) and our exposure to the used car market; our ability to obtain cost-effective financing as needed without unduly restricting operational flexibility, particularly if the current instability in the global financial markets is prolonged; our ability to comply with financial covenants or to obtain necessary amendments or waivers; our ability to manage the consequences under our financing agreements of a default by any of the Monolines that provide credit support for our asset backed financing structures; whether counterparties under our derivative instruments will continue to perform as required; whether governmental and regulatory initiatives in the United States and elsewhere to stabilize the financial markets will be successful; the effectiveness of other actions we take to manage costs and liquidity; disruptions in information and communication systems we rely on, including those relating to methods of payment; access to reservation distribution channels; the cost of regulatory compliance and the outcome of pending litigation; local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed; and the impact of natural catastrophes and terrorism. Forward-looking statements should be considered in light of information in this report and our other filings with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2008

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Unaudited)
	2008	2007	2008	2007

REVENUES:
Vehicle rentals	$477,085	$501,381	$1,279,422	$1,303,043
Other	23,563	20,639	63,462	68,544

Total revenues	500,648	522,020	1,342,884	1,371,587

COSTS AND EXPENSES:
Direct vehicle and operating	249,147	245,824	688,744	672,812
Vehicle depreciation and lease charges, net	137,438	143,053	406,667	357,677
Selling, general and administrative	51,598	59,427	160,281	184,728
Interest expense, net of interest income	31,033	35,808	82,891	83,919
Goodwill and other intangible asset impairment	-	-	350,144	-

Total costs and expenses	469,216	484,112	1,688,727	1,299,136

(Increase) decrease in fair value of derivatives	689	21,660	2,043	18,202

INCOME (LOSS) BEFORE INCOME TAXES	30,743	16,248	(347,886)	54,249

INCOME TAX EXPENSE (BENEFIT)	11,810	4,935	(79,642)	22,453

NET INCOME (LOSS)	$18,933	$11,313	$(268,244)	$31,796

BASIC EARNINGS (LOSS) PER SHARE	$0.88	$0.50	$(12.57)	$1.38

DILUTED EARNINGS (LOSS) PER SHARE	$0.87	$0.48	$(12.57)	$1.32

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2008	2007

	(Unaudited)
ASSETS:
Cash and cash equivalents	$209,202	$101,025
Restricted cash and investments	252,384	132,945
Receivables, net	152,325	238,127
Prepaid expenses and other assets	80,004	92,163
Revenue-earning vehicles, net	2,623,147	2,808,354
Property and equipment, net	117,594	122,303
Income taxes receivable	12,521	11,334
Intangible assets, net	36,167	103,777
Goodwill	-	281,424

	$3,483,344	$3,891,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$57,434	$80,537
Accrued liabilities	185,531	198,042
Deferred income tax liability	186,917	267,412
Vehicle insurance reserves	110,705	110,034
Debt and other obligations	2,633,585	2,656,562

Total liabilities	3,174,172	3,312,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,039,658 and 27,903,258 issued, respectively, and 21,624,752 and 21,488,352 outstanding, respectively	280	278
Additional capital	801,741	799,449
Retained earnings (deficit)	(259,733)	8,511
Accumulated other comprehensive loss	(5,547)	(1,804)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)

Total stockholders’ equity	309,172	578,865

	$3,483,344	$3,891,452

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(268,244)	$31,796
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	407,527	378,026
Non-vehicle depreciation	16,506	16,098
Net gains from disposition of revenue-earning vehicles	(1,822)	(22,767)
Amortization	5,344	4,675
Write-down of software	-	3,240
Performance share, stock option and restricted stock plan	2,354	6,794
Interest income earned on restricted cash and investments	(6,793)	(9,089)
Net (gains)/losses from sale of property and equipment	280	(6)
Goodwill and other intangible asset impairment	350,144	-
Provision for losses on receivables	4,491	643
Deferred income taxes	(79,560)	11,549
Decrease in fair value of derivatives	2,043	18,202
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(1,187)	(667)
Receivables	80,647	30,326
Prepaid expenses and other assets	21,405	5,841
Accounts payable	(18,849)	5,502
Accrued liabilities	(14,509)	(959)
Vehicle insurance reserves	671	5,955
Other	(1,908)	4,460

Net cash provided by operating activities	498,540	489,619

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,059,331)	(2,925,870)
Proceeds from sales	1,838,833	2,480,488
Net change in restricted cash and investments	(112,646)	(16,919)
Property, equipment and software:
Purchases	(23,612)	(34,159)
Proceeds from sales	41	1,196
Acquisition of businesses, net of cash acquired	(1,409)	(23,832)

Net cash used in investing activities	(358,124)	(519,096)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(In Thousands)

	Nine Months
	Ended September 30,

	(Unaudited)
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	9,680,349	3,366,091
Payments of vehicle debt and other obligations	(9,642,707)	(3,505,164)
Proceeds from non-vehicle debt	-	250,000
Payments of non-vehicle debt	(60,625)	(625)
Payments of debt assumed through acquisition	-	(14,092)
Issuance of common shares	33	1,346
Purchase of common stock for the treasury	-	(60,081)
Financing issue costs	(9,289)	(10,212)

Net cash provided by (used in) financing activities	(32,239)	27,263

CHANGE IN CASH AND CASH EQUIVALENTS	108,177	(2,214)

CASH AND CASH EQUIVALENTS:
Beginning of period	101,025	191,981

End of period	$209,202	$189,767

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$1,005	$12,933

Interest	$87,079	$79,724

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included in accounts payable	$378	$755

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
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

Long-Term Incentive Plan

At September 30, 2008, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 1,586,173 shares. The Company has 600,036 shares available for future LTIP awards at September 30, 2008 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

In October 2008, the Company granted 915,000 non-qualified option rights and restricted stock awards to key employees. In determining the availability of shares under this award, the Company considered the expected experience of the 2006 performance share award that will be paid out in the near term, as well as other factors, and recalculated the remaining shares available under this methodology rather than using the maximum potential shares that could be awarded. After giving effect to the October non-qualified option rights and restricted stock awards granted, the Company has approximately 160,000 shares available for issuance of LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $0.5 million and $2.4 million during the three months and nine months ended September 30, 2008, respectively, and $4.5 million and $6.8 million during the three months and nine months ended September 30, 2007, respectively, for such awards.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.3 million and $0.7 million in compensation costs (included in the $0.5 million and $2.4 million discussed above) for the three months and nine months ended September 30, 2008, respectively, related to the 2008 award, as required by SFAS No. 123(R), “Share-based payment” (“SFAS No. 123(R)”). No expense was recognized for the three months and nine months ended September 30, 2007 because all previously issued stock options were fully vested at January 1, 2007. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of grant. The assumptions used to calculate compensation expense relating to the stock option awards granted during the nine months ended September 30, 2008 were as follows: Weighted-average expected life of the awards of six years, volatility factor of 37.44%, risk-free rate of 3.25% and no dividend payments. The options issued during the nine months ended September 30, 2008 vest after three years. Expense is recognized over the performance period which is the vesting period. Unrecognized expense remaining for the options at September 30, 2008 is $2.7 million.

A summary of stock option activity for the nine months ended September 30, 2008 is summarized in the following table:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2008	465	$ 17.49

Granted	395	22.07
Exercised	(3)	11.10
Canceled	(40)	12.75

Outstanding at September 30, 2008	817	$ 19.96	5.54	$ -

Options exercisable at September 30, 2008	429	$ 18.08	2.03	$ -

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$11.45 - $17.6875	196	5.88	$13.21	109	$12.59

$19.1875 - $19.375	264	1.65	19.31	264	19.31

$21.1875 - $24.38	357	8.21	24.15	56	22.91

$11.45 - $24.38	817	5.54	$19.96	429	$18.08

Performance Shares – Performance shares are granted to Company officers and certain key employees. For the awards granted in 2008 and 2007, the grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

	Nine Months Ended
	September 30,

	2008	2007

Weighted-average expected life (in years)	3	3
Expected price volatility	35.30%	28.10%
Risk-free interest rate	2.32%	4.88%

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2008 and any changes during the nine months ended September 30, 2008:

		Weighted-Average
	Shares	Grant Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2008	522	$44.69
Granted	162	25.20
Vested	(138)	37.47
Forfeited	(120)	39.67

Nonvested at September 30, 2008	426	$41.04

At September 30, 2008, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $3.9 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.3 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. No performance shares vested or were issued during the three months ended September 30, 2008. The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2008 was $4.0 million.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the nine months ended September 30, 2008, the Company granted 7,000 shares with a grant-date fair value of $11.58 and the right to receive cash payments representing 15,295 shares at the settlement date price. At September 30, 2008, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.1 million, which is expected to be recognized over the next three months.

3.	ACQUISITIONS

During the nine months ended September 30, 2008, the Company did not acquire any new locations from franchisees. However, the Company disbursed $1.4 million, previously held in escrow, to former franchisees in final settlement of acquisitions made in previous periods.

.

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Depreciation of revenue-earning vehicles	$138,457	$149,766	$407,527	$378,026
Net gains from disposal of revenue-earning vehicles	(1,262)	(7,286)	(1,822)	(22,767)
Rents paid for vehicles leased	243	573	962	2,418

	$137,438	$143,053	$406,667	$357,677

5.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company has utilized the treasury stock method. Because the Company incurred a loss from continuing operations in the nine months ended September 30, 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Net Income (Loss)	$18,933	$11,313	$(268,244)	$31,796

Basic EPS:
Weighted average common shares	21,443,418	22,695,359	21,344,105	23,075,896

Basic EPS	$0.88	$0.50	$(12.57)	$1.38

Diluted EPS:
Weighted average common shares	21,443,418	22,695,359	21,344,105	23,075,896

Shares contingently issuable:
Stock options	-	142,749	-	181,268
Performance awards	3,143	279,695	-	272,544
Employee compensation shares deferred	161,117	427,255	-	413,518
Director compensation shares deferred	181,594	162,493	-	184,530

Shares applicable to diluted	21,789,272	23,707,551	21,344,105	24,127,756

Diluted EPS	$0.87	$0.48	$(12.57)	$1.32

For the three months ended September 30, 2008, 518,213 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS. For the three months ended September 30, 2007, all outstanding common stock equivalents were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

For the nine months ended September 30, 2008, 1,006,746 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS. For the nine months ended September 30, 2007, all outstanding common stock equivalents were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Trade accounts receivable	$106,818	$109,833
Due from Chrysler	33,833	95,023
Other vehicle manufacturer receivables	11,893	15,809
Car sales receivable	9,599	22,125
Notes receivable	205	250
Fair value of interest rate swap and other	184	1,078

	162,532	244,118
Less: Allowance for doubtful accounts	(10,207)	(5,991)

	$152,325	$238,127

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles (hereinafter defined) remaining in inventory. During the last 24 months, cash receipts from Chrysler for items recorded in Due from Chrysler averaged approximately $95 million per month, with the highest month’s receipts being approximately $193 million and the lowest month’s receipts being approximately $15 million.

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

Allowance for doubtful accounts represents potentially uncollectible amounts owed to the Company from franchisees, tour operators, corporate account customers and others. During the third quarter of 2008, the Company increased its allowance for doubtful accounts by $3.5 million due to one of the Company’s largest U.K. tour operator customers filing bankruptcy in September. The maximum loss exposure totals $7.0 million, which represents the amount of receivable due from the tour operator. The Company evaluated the collectibility of this receivable and reserved 50% of the exposure at September 30, 2008 based on present facts and circumstances that are known by the Company. The Company will continue to evaluate the collectibility of this receivable and may increase the allowance on this account in the future as additional information becomes available.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007

Amortized intangible assets
Software and other intangible assets	$83,927	$77,888
Less accumulated amortization	(47,760)	(43,312)

	36,167	34,576
Unamortized intangible assets
Reacquired franchise rights	-	69,201

Total intangible assets	$36,167	$103,777

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

Balance as of January 1, 2008	$281,424
Effect of change in rates used for foreign currency translation	(252)
Goodwill impairment	(281,172)

Balance as of September 30, 2008	$-

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2008 and December 31, 2007 consist of the following

(in thousands):

	September 30,	December 31,
	2008	2007

Vehicle debt and other obligations:
Asset backed medium term notes:
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
2004 Series notes	-	500,000

	1,500,000	2,000,000
Discounts on asset backed notes	(16)	(23)

Asset backed notes, net of discount	1,499,984	1,999,977
Conduit Facility	215,000	12,000
Commercial paper, net of discount of $296 and $131 (including draw on Liquidity Facility)	274,587	25,851
Other vehicle debt	296,569	234,472
Limited partner interest in limited partnership (Canadian fleet financing)	159,320	135,512

Total vehicle debt and other obligations	2,445,460	2,407,812

Non-vehicle debt:
Term Loan (included in Senior Secured Credit Facility)	188,125	248,750

Total non-vehicle debt	188,125	248,750

Total debt and other obligations	$2,633,585	$2,656,562

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

On June 12, 2008, the Company was notified that its $150 million vehicle manufacturer line of credit (which is included in other vehicle debt in the table above) would be canceled and therefore, effective September 12, 2008, the Company will not be able to draw upon that line of credit. Existing borrowings at that time will be paid down over a 14 month period as vehicles financed under that line are sold. Any vehicles that are not sold will be paid off at the end of the amortization period.

On June 30, 2008, the Company prepaid $60 million of outstanding indebtedness which includes all scheduled minimum quarterly principal payments for the remainder of the Term Loan (hereinafter defined) but depending on the level of excess cash flows as defined in the Term Loan agreement and other factors, additional principal payments may be required.

On July 9, 2008, the Company entered into an amendment to the Senior Secured Credit Facility which modified the circumstances under which a monoline insurer insolvency or bankruptcy event under the Company’s asset backed medium term note programs would constitute an event of default under the Senior Secured Credit Facility.

In September 2008, the Company’s $150 million bank line of credit (which is included in other vehicle debt in the table above) was not renewed. The Company will pay down existing borrowings under the line over a 12 month period as vehicles financed under that line are sold. Any vehicles that are not sold will be paid off at the end of the amortization period.

In September 2008, the Company amended all series of its asset backed medium term note program to increase the level of Non-Program Vehicles allowed to be financed to 75%. This allows the Company to continue its efforts to increase the level of Non-Program Vehicles in its fleet.

On September 23, 2008, the Company borrowed under the Liquidity Facility in the amount of $129.0 million. This borrowing under the Liquidity Facility resulted from the inability to sell all maturing commercial paper due to a general disruption in the commercial paper markets due to instability in the global financial markets. The draw on this facility was used to pay down maturing commercial paper. At September 30, 2008, amounts outstanding under the Commercial Paper Program and Liquidity Facility totaled $274.6 million.

On September 29, 2008, the Company amended the Senior Secured Credit Facility to modify the level of permissible leverage during the period beginning September 30, 2008 and continuing through November 30, 2008. Compliance with the leverage ratio test under the amended Senior Secured Credit Facility at any date during that period will be based on Corporate EBITDA (as defined in the Senior Secured Credit Facility – also referred to as Corporate Adjusted EBITDA in the Company’s press release filed on Form 8-K) for the trailing four quarters ended June 30, 2008, rather than for the most recently completed trailing four quarters. Following that period, the leverage ratio test will again be based on Corporate EBITDA for the trailing four quarters most recently completed prior to the relevant test date. The Company is continuing to work with its lenders on modifications to the Senior Secured Credit Facility in light of the difficult operating environment.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have maturity dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $52.1 million at September 30, 2008, included in accrued liabilities. At December 31, 2007, these swaps totaled $47.8 million comprised of assets, included in receivables, of approximately $1.1 million, and liabilities, included in accrued liabilities, of approximately $48.9 million.

The interest rate swap agreements related to the asset backed medium term note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the condensed consolidated statement of income (operations). For the nine months ended September 30, 2008 and 2007, the Company recorded the related change in the fair value of the swap agreements of $2.0 million and $18.2 million, respectively, as a net decrease in fair value of derivatives in its condensed consolidated statements of operations.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded a loss of $1.2 million, which is net of income taxes, in total comprehensive income (loss) for the nine month period ended September 30, 2008. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $5.5 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

In May 2008, the Company entered into an interest rate cap agreement in conjunction with renewal of the Conduit Facility, paying $0.2 million which is being amortized over the 12 month life of the facilities. The cap agreement had a fair value, which is included in receivables, of $0.2 million at September 30, 2008.

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

The following table shows assets and liabilities measured at fair value as of September 30, 2008 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
	Total Fair Value Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)

Description	at 9/30/08	(Level 1)	(Level 2)	(Level 3)

Derivatives Assets	$184	$-	$184	$-
Derivative Liabilities	(52,112)	-	(52,112)	-
Marketable Securities (available for sale)	408	408	-	-
Deferred Compensation Plan Assets	491	-	491	-
Deferred Compensation Plan Liabilities	(491)	-	(491)	-

Total	$(51,520)	$408	$(51,928)	$-

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

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Net income (loss)	$18,933	$11,313	$(268,244)	$31,796

Interest rate swap adjustment on 2007 swap	(1,976)	(7,911)	(1,207)	(3,717)
Foreign currency translation adjustment	(1,656)	3,403	(2,536)	6,159

Comprehensive income (loss)	$15,301	$6,805	$(271,987)	$34,238

13.	INCOME TAXES

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

For the three months and nine months ended September 30, 2008, the overall effective tax rate of 38.42% and 22.89% differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance, along with the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee that occurred in the first quarter of 2008.

As of September 30, 2008, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to September 30, 2008.

14.	SHARE REPURCHASE PROGRAM

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program, which will extend through December 31, 2008, to replace the $100 million program of which $44.7 million had been used to repurchase shares. During the nine months ended September 30, 2008, the Company did not repurchase shares of common stock. Since inception of the share repurchase programs through September 30, 2008, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions. At September 30, 2008, the $300 million share repurchase program had $117.1 million of remaining authorization. The Company is continuing the suspension of repurchasing shares under its share repurchase program that began during the fourth quarter 2007.

15.	COMMITMENTS AND CONTINGENCIES

Various claims and legal proceedings have been asserted or instituted against the Company, including some purporting to be class actions, and some which demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. The Company is also subject to potential liability related to environmental matters. The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable. It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated. The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely. Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position or cash flows.

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

17.	SUBSEQUENT EVENT

The Company took actions in October 2008 to flatten the management structure and reduce staff at its Tulsa-based headquarters and at its field locations to lower its cost structure and streamline its processes. The Company expects to record approximately $4 million in severance costs in the fourth quarter related to these personnel reductions.

*******

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF

                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s condensed consolidated statements of operations:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	(Percentage of Revenue)

	2008	2007	2008	2007

REVENUES:
Vehicle rentals	95.3%	96.0%	95.3%	95.0%
Other	4.7	4.0	4.7	5.0

Total revenues	100.0	100.0	100.0	100.0

COSTS AND EXPENSES:
Direct vehicle and operating	49.8	47.1	51.3	49.1
Vehicle depreciation and lease charges, net	27.5	27.4	30.3	26.1
Selling, general and administrative	10.3	11.4	11.9	13.5
Interest expense, net of interest income	6.1	6.8	6.2	6.0
Goodwill and other intangible asset impairment	-	-	26.1	-

Total costs and expenses	93.7	92.7	125.8	94.7

(Increase) decrease in fair value of derivatives	0.2	4.2	0.1	1.3

INCOME (LOSS) BEFORE INCOME TAXES	6.1	3.1	(25.9)	4.0

INCOME TAX EXPENSE (BENEFIT)	2.3	0.9	(5.9)	1. 7

NET INCOME (LOSS)	3.8%	2.2%	(20.0%)	2.3%

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,

			%				%
U.S. and Canada	2008	2007	Change		2008	2007	Change

Vehicle Rental Data: (includes franchise acquisitions)

Average number of vehicles operated	133,391	138,524	(3.7%	)	124,558	127,654	(2.4%	)
Number of rental days	10,455,358	10,749,841	(2.7%	)	28,923,575	29,010,948	(0.3%	)
Vehicle utilization	85.2%	84.4%	0.8 p.p.		84.7%	83.2%	1.5 p.p.
Average revenue per day	$45.63	$46.64	(2.2%	)	$44.23	$44.92	(1.5%	)
Monthly average revenue per vehicle	$1,192	$1,206	(1.2%	)	$1,141	$1,134	0.6%
Average depreciable fleet	141,269	145,295	(2.8%	)	128,572	132,592	(3.0%	)
Monthly avg. depreciation (net) per vehicle	$324	$328	(1.2%	)	$351	$300	17.0%

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Operating Results

During the third quarter of 2008, the Company experienced a decline in revenue due to both lower rental days and lower revenue per day. Overall expenses for the quarter declined primarily due to lower selling, general and administrative costs, as one-time costs incurred in 2007 did not recur, and lower vehicle depreciation costs, resulting from incentive recognition and longer hold periods. Additionally, the Company experienced a significantly smaller decrease in the fair value of derivatives in the third quarter of 2008 compared to the third quarter of 2007. The smaller decrease in the fair value of derivatives and reduced expenses offset by a decline in both rate and volume resulted in increased profits in the third quarter of 2008 as compared to the third quarter of 2007. The Company had income before income taxes of $30.7 million for the third quarter of 2008 compared to $16.2 million in the third quarter of 2007.

Revenues

	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$477.1	$501.4	$(24.3)	(4.8%	)
Other	23.5	20.6	2.9	14.2%

Total revenues	$500.6	$522.0	$(21.4)	(4.1%	)

Vehicle rental metrics:
Number of rental days	10,455,358	10,749,841	(294,483)	(2.7%	)
Average revenue per day	$45.63	$46.64	$(1.01)	(2.2%	)

Vehicle rental revenue for the third quarter of 2008 decreased 4.8%, due to a 2.7% decrease in rental days totaling $13.7 million, coupled with a 2.2% decrease in revenue per day totaling $10.6 million.

Other revenue increased $2.9 million primarily due to a $1.5 million reduction in the loss resulting from the change in market value of investments in the Company’s deferred compensation and retirement plans as compared to the same period in 2007 and a $0.6 million increase in franchise sales revenue. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$249.1	$245.8	$3.3	1.4%
Vehicle depreciation and lease charges, net	137.5	143.1	(5.6)	(3.9%	)
Selling, general and administrative	51.6	59.4	(7.8)	(13.2%	)
Interest expense, net of interest income	31.0	35.8	(4.8)	(13.3%	)

Total expenses	$469.2	$484.1	$(14.9)	(3.1%	)

(Increase) decrease in fair value of derivatives	$0.7	$21.7	$(21.0)	(96.8%	)

Direct vehicle and operating expenses for the third quarter of 2008 increased $3.3 million, primarily due to higher costs per transaction, partially offset by lower transaction levels. As a percent of revenue, direct vehicle and operating expenses were 49.8% in the third quarter of 2008, compared to 47.1% in the third quarter of 2007.

The increase in direct vehicle and operating expense in the third quarter of 2008 resulted from the following:

➢

Vehicle related expenses increased $7.4 million. This increase primarily resulted from higher fuel expense of $7.5 million during the quarter as a result of higher average gas prices on fuel inventory consumed, increased fuel consumption associated with transportation of vehicles to auction, and a significant increase in fuel expensed in conjunction with the reduction of the fleet. In addition, vehicle maintenance expense increased by $1.0 million. These increases were partially offset by a decrease in net vehicle damage of $1.2 million.

➢	Bad debt expense increased $3.4 million substantially due to one of the Company’s largest tour operators filing for bankruptcy during the third quarter of 2008.

➢

Other property related expenses decreased $1.3 million. This decrease primarily resulted from a decrease in concession fees of $0.9 million, which are primarily based on a percentage of revenue generated from the airport facility, a reduction of other facility related expenses totaling $0.7 million, partially offset by a $0.3 million increase in rent expense.

➢

Personnel related expenses decreased $4.7 million. The decrease primarily resulted from a transaction driven reduction in the number of employees resulting in a decrease of $4.1 million coupled with a $0.6 million decrease in salary cost. Additionally there was a $0.9 million decrease in 401(k) expense due to the continued suspension of matching contributions that began in the first quarter of 2008. These decreases were partially offset by a $1.4 million increase in group health insurance.

Net vehicle depreciation and lease charges for the third quarter of 2008 decreased $5.6 million. As a percent of revenue, net vehicle depreciation and lease charges were 27.5% in the third quarter of 2008, compared to 27.4% in the third quarter of 2007.

The decrease in net vehicle depreciation and lease charges in the third quarter of 2008 resulted from the following:

➢

Vehicle depreciation expense decreased $11.3 million, as a result of resolving outstanding incentive negotiations relating to prior model years with the Company’s primary vehicle supplier, which resulted in increased incentive income recognition, in addition to lengthening hold periods on Non-Program Vehicles.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $6.0 million. This decrease resulted primarily from significantly fewer units sold during the third quarter of 2008, as a result of the longer hold periods, and a lower average gain per unit due to softness in the used car market.

➢	Lease charges for vehicles leased from third parties decreased $0.3 million due primarily to a decrease in the average number of units leased.

Selling, general and administrative expenses for the third quarter of 2008 decreased $7.8 million. As a percent of revenue, selling, general and administrative expenses were 10.3% of revenue in the third quarter of 2008, compared to 11.4% in the third quarter of 2007.

The decrease in selling, general and administrative expenses in the third quarter of 2008 resulted from the following:

➢	Software expenses decreased $2.8 million, primarily due to a $3.2 million write off in the third quarter of 2007 for obsolete fleet software.

➢	Separation costs, primarily incurred during the third quarter of 2007 relating to the elimination of certain positions, were lower by $2.3 million.

➢

Personnel related expenses decreased $2.0 million. This decrease primarily resulted from a $4.3 million decrease in performance share expense and a $0.4 million decrease in 401(k) expense due to the suspension of matching contributions during 2008, partially offset by a $0.8 million adjustment to reduce incentive compensation in 2007 third quarter, $0.3 million in stock option expense in 2008 and reduced capitalization of IT related personnel costs in 2008.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses $1.5 million due to a reduction in the loss on these plans compared to the same period in 2007, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense for the third quarter of 2008 decreased $4.8 million primarily due to lower average vehicle debt. Net interest expense was 6.1% of revenue in the third quarter of 2008, compared to 6.8% in the third quarter of 2007.

The income tax expense for the third quarter of 2008 was $11.8 million. The effective income tax rate in the third quarter was 38.4% compared to 30.4% in the third quarter of 2007. The increase in the effective tax rate was primarily due to the relationship between U.S. and Canadian pretax income or loss and a higher effective state tax rate in the third quarter of 2008 compared to the third quarter of 2007. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Operating Results

During the nine months ended September 30, 2008, the Company experienced higher vehicle depreciation and direct vehicle and operating costs. These cost increases coupled with a non-cash goodwill and other intangible asset impairment charge resulted in a loss before income taxes of $347.9 million for the nine months ended September 30, 2008 as compared to income before income taxes of $54.2 million for the nine months ended September 30, 2007.

Revenues

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,279.4	$1,303.0	$(23.6)	(1.8%	)
Other	63.5	68.6	(5.1)	(7.4%	)

Total revenues	$1,342.9	$1,371.6	$(28.7)	(2.1%	)

Vehicle rental metrics:
Number of rental days	28,923,575	29,010,948	(87,373)	(0.3%	)
Average revenue per day	$44.23	$44.92	$(0.69)	(1.5%	)

Vehicle rental revenue for the nine months ended September 30, 2008 decreased 1.8%, principally due to a 1.5% decrease in revenue per day totaling $19.1 million, coupled with a 0.3% decrease in rental days totaling $4.5 million.

Other revenue decreased $5.1 million primarily due to a decrease of $8.5 million in leasing revenue related to the shift of several locations from franchise operations to corporate operations. This decrease was partially offset by a $0.7 million increase in fees and services revenue, a $2.2 million increase in parking income and an increase of $0.4 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$688.7	$672.8	$15.9	2.4%
Vehicle depreciation and lease charges, net	406.7	357.7	49.0	13.7%
Selling, general and administrative	160.3	184.7	(24.4)	(13.2%	)
Interest expense, net of interest income	82.9	83.9	(1.0)	(1.2%	)
Goodwill and other intangible asset impairment	350.1	-	350.1	100.0%

Total expenses	$1,688.7	$1,299.1	$389.6	30.0%

(Increase) decrease in fair value of derivatives	$2.0	$18.2	$(16.2)	(88.8%	)

Direct vehicle and operating expenses for the nine months ended September 30, 2008 increased $15.9 million, primarily due to higher costs per transaction, partially offset by lower transaction levels. As a percent of revenue, direct vehicle and operating expenses were 51.3% in the nine months ended September 30, 2008, compared to 49.1% in the nine months ended September 30, 2007.

The increase in direct vehicle and operating expense in the nine months ended September 30, 2008 resulted from the following:

➢

Vehicle related expenses increased $15.4 million. This increase primarily resulted from higher fuel expense of $12.8 million during the period as a result of higher average gas prices on fuel inventory consumed, increased fuel consumption associated with transportation of vehicles to auction, and a significant increase in fuel expensed in conjunction with the reduction in fleet. In addition, vehicle maintenance expense increased $3.6 million and vehicle insurance expense increased $1.8 million. These increases were partially offset by a decrease in net vehicle damage of $3.3 million.

➢	Bad debt expense increased $3.7 million substantially due to one of the Company’s largest tour operators filing for bankruptcy during the third quarter of 2008.

➢

Facility and airport concession expenses increased $3.0 million. This increase resulted from increases in concession fees of $0.8 million, which are primarily based on a percentage of revenue generated from the airport facility, and increases in rent expense of $2.2 million.

➢	Computer expense increased $2.5 million primarily due to increased equipment lease and maintenance expense.

➢	Litigation settlements charged as expense totaled $1.7 million, primarily due to the settlement of two legal cases during the first quarter of 2008.

➢

Personnel related expenses decreased $9.2 million. The decrease primarily resulted from a transaction driven reduction in the number of employees, resulting in a decrease of $8.5 million, partially offset by a $0.7 million increase in salary cost. Additionally, there was a decrease of $2.1 million in 401(k) expense due to the suspension of matching contributions that began during the first quarter of 2008 and a decrease in incentive compensation cost of $1.4 million primarily due to a decline in operations in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, partially offset by a $2.7 million increase in group health insurance.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2008 increased $49.0 million. As a percent of revenue, net vehicle depreciation and lease charges were 30.3% in the nine months ended September 30, 2008 compared to 26.1% in the nine months ended September 30, 2007.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢

Vehicle depreciation expense increased $29.5 million, primarily resulting from an 11.0% increase in the average depreciation rate due to vehicle manufacturer price increases on Program Vehicles and lower residual values on Non-Program Vehicles due to a soft used car market. These increases were partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates, and resolving outstanding incentive negotiations relating to prior model years with the Company’s primary vehicle supplier, which resulted in increased incentive income recognition.

➢

Net vehicle gains on disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $20.9 million. This decrease resulted from a lower average gain per unit due to softness in the used car market and fewer units sold.

➢	Lease charges for vehicles leased from third parties decreased $1.4 million due to a decrease in the average number of units leased.

Selling, general and administrative expenses for the nine months ended September 30, 2008 decreased $24.4 million. As a percent of revenue, selling, general and administrative expenses were 11.9% of revenue in the nine months ended September 30, 2008, compared to 13.5% in the nine months ended September 30, 2007.

The decrease in selling, general and administrative expenses in the nine months ended September 30, 2008 resulted from the following:

➢

Personnel related expenses decreased $11.0 million primarily due to a $2.2 million decrease in incentive compensation expense, a $1.4 million decrease in retirement expense, $5.1 million decrease in performance share expense and a $1.0 million decrease in 401(k) expense due to the suspension of matching contributions during the first quarter of 2008. The decrease in incentive compensation and performance share expense is related to a decline in operations in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

➢	Transition costs relating to the outsourcing of information and technology services and call center operations decreased $4.1 million, including salary related expenses.

➢	Separation costs, primarily incurred during the third quarter of 2007 related to the elimination of certain positions from the organizational structure, were lower by $2.3 million.

➢	Software expenses decreased $2.1 million, primarily due to a $3.2 million write off in the third quarter of 2007 for obsolete software.

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $0.4 million, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense for the nine months ended September 30, 2008 decreased $1.0 million principally due to lower average vehicle debt, partially offset by a decrease in interest reimbursements relating to vehicle programs. Net interest expense was 6.2% of revenue in the nine months ended September 30, 2008, compared to 6.0% in the nine months ended September 30, 2007.

A non-cash goodwill and other intangible asset impairment charge of $350.1 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

The income tax benefit for the nine months ended September 30, 2008 was $79.6 million. The effective income tax rate for the nine months ended September 30, 2008 was 22.9% compared to 41.4% for the nine months ended September 30, 2007. This decrease in the effective tax rate was due primarily to the taxable benefit related to the pretax loss in the nine months ended September 30, 2008 compared to the pretax income in the nine months ended September 30, 2007, the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), partially offset by the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. During the peak season, the Company increases its rental fleet and workforce to accommodate increased rental activity. As a result, any occurrence that disrupts travel patterns during the summer period could have a material adverse effect on the annual performance of the Company. The first and fourth quarters for the Company’s rental operations are generally the weakest, when there is limited leisure travel and a greater potential for adverse weather conditions. During those quarters, the Company also generally reduces the size of its fleet in response to reduced rental demand. Many of the operating expenses such as rent, general insurance and administrative personnel are fixed and cannot be reduced during periods of decreased rental demand.

Outlook

The Company expects operating conditions to remain challenging because of uncertainty regarding the strength of the economy, the domestic automotive and airline industries and the used vehicle and financial markets. The Company is estimating vehicle rental revenue to be down four to five percent for the full year of 2008, as compared to the full year of 2007. The Company continuously reviews alternatives to manage costs and other actions to preserve or improve liquidity, while remaining focused on execution of its operating plans.

The Company completed a workforce reduction in October to adjust the Company’s cost structure. While the Company will record approximately $4 million in severance costs during the fourth quarter of 2008, the Company believes these personnel reductions should allow it to streamline processes, resulting in a more efficient operating structure, and should generate approximately $15 million in annual cost savings beginning in 2009.

The Company experienced increased bad debt expense of $3.5 million during the third quarter related to one of its largest U.K. tour operator customers filing bankruptcy in September. The Company estimated its receivable exposure for the third quarter based on present facts and circumstances that are known by the Company; however, the Company may be required to increase its allowance and related bad debt expense in the fourth quarter as additional information becomes known. The maximum loss exposure totals $7.0 million, which represents the amount of receivable due from the tour operator.

Vehicle depreciation costs continued to trend upward in the nine months ended September 30, 2008 as the Company absorbed the impact of declines in used car pricing, primarily in vehicles that have low gas mileage ratings, and price increases from suppliers. The Company has been increasing the percentage of Non-Program Vehicles in its fleet and expects to have about 65% of its fleet acquired as Non-Program Vehicles for the 2008 calendar year. The Company believes that this action, together with the extension of fleet holding periods, will help alleviate the pace of the cost increases in vehicle depreciation.

The Company estimates that vehicle depreciation costs on a per vehicle basis will be approximately 15% higher for the full year of 2008, as compared to the full year of 2007. Escalating the percentage of Non-Program Vehicles increases the Company’s exposure to changes in the used car market, which are expected to remain volatile as consumer preferences change and supply and demand factors fluctuate. Certain of the Company’s vehicle financing facilities contain limitations on the percentage of Non-Program Vehicles that may be financed; however, the Company has amended certain of its debt facilities to increase the level of Non-Program Vehicles that can be financed under those facilities.

Based on the challenging economic conditions and the related impacts on the Company in areas such as revenue per day, rental day volumes and used vehicle residual values, the Company expects to report a pre-tax loss for the fourth quarter of 2008 significantly in excess of the pre-tax loss reported for the fourth quarter of 2007.

The Company has begun to realize some efficiencies from improved fleet management as a result of management’s decision to run a tighter fleet and implementation of fleet optimization software. Vehicle utilization improved 1.5 percentage points to 84.7% during the nine months ended September 30, 2008, compared with 83.2% in the prior year period. The Company expects fleet capacity will decline further in the foreseeable future as the Company continues to adjust its fleet to match consumer demand and financing availability at peak demand periods in the normal cycle.

The Company is continuing to work with its lenders on modifications to the Senior Secured Credit Facility. For further discussion refer to “Senior Secured Credit Facility” in the Liquidity and Capital Resources section.

The Company is also continuing to monitor developments in the credit and capital markets, particularly as they affect monoline insurers. The majority of the Company’s fleet is financed with asset backed medium term notes insured by AMBAC, XL Capital and FGIC (collectively referred to as the “Monolines”), and if further disruptions of the credit market adversely affect any of those insurers, we could also be affected. Such an event could cause a general loss of confidence in the monoline insurance sector or further exacerbate the current instability in the global financial markets. In either case, it could have a material adverse affect on the Company. As further described below, the Company recently amended its Senior Secured Credit Facility to address the consequences of a potential insolvency or bankruptcy event relating to a Monoline.

The Company also continues to explore other means of financing its fleet, given its expectation that access to the asset backed medium term note and commercial credit markets will remain highly constrained. The Company believes that its recent financial performance and the expected operating environment for the remainder of 2008 further limit its ability to access liquidity from these sources.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, non-vehicle capital expenditures, and for working capital. The Company uses both cash and letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facility and insurance bonds. Cash generated by operating activities of $498.5 million for the nine months ended September 30, 2008 was primarily the result of a net loss, adjusted for depreciation, a change in fair value of derivatives, non-cash goodwill and other intangible assets impairment net of tax impact, and a reduction in outstanding vehicle related receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes and commercial paper programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan (hereinafter defined).

These letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined). Credit enhancement levels have been increasing which has reduced the liquidity available for other corporate purposes.

The Company believes that cash on hand, expected operating cash flow and availability under its Revolving Credit Facility, secured vehicle financing, insurance bonding programs and proceeds from its Term Loan will be adequate to meet its liquidity needs in the near term, despite the current operating and credit environment. In particular, a portion of the Company’s secured vehicle financing is available through the asset backed commercial paper programs and bank facilities, which are 364-day commitments that are renewable annually. The Company believes that commitments under these facilities, which were renewed in May 2008, and its existing asset backed medium term notes and other secured vehicle financing facilities will be sufficient to meet vehicle financing requirements in the near term. However, the Company cannot predict the impact of a further material deterioration in the credit market or the financial circumstances of the Monolines. In those circumstances, the Company could be required to seek new financing and may not be able to do so on favorable terms or at all. Due to the Company’s recent financial performance and the expected operating environment for the remainder of 2008, the Company also cannot predict whether it will be able to renew, at current levels, its asset backed commercial paper programs or banking facilities when they mature in May 2009, or the terms on which renewal may be available. Although the Company has no further maturities of asset backed medium term notes until 2010, it has historically relied on additional issuances of asset backed medium term notes to increase or replace maturing vehicle financing capacity. In the current environment, and particularly in light of the circumstances surrounding the Monolines, access to this market has been limited in 2008 and will likely remain so in the foreseeable future. The Company continuously reviews available means to finance its fleet and, in light of the current environment, is also reviewing alternative operating and strategic actions to preserve or improve liquidity.

Cash used in investing activities was $358.1 million. The principal use of cash in investing activities during the nine months ended September 30, 2008 was the purchase of revenue-earning vehicles, which totaled $2.1 billion, partially offset by $1.8 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at September 30, 2008 increased $119.4 million from December 31, 2007, including $112.6 million provided by vehicle disposition proceeds coupled with interest income earned on restricted cash and investments of $6.8 million. The Company also used cash for non-vehicle capital expenditures of $23.6 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems.

Cash used in financing activities was $32.2 million primarily due to the maturity of asset backed medium term notes totaling $500 million and a $60.6 million paydown of the Term Loan, partially offset by a $248.7 million net increase in commercial paper, a $203 million net increase in the Conduit Facility (hereinafter defined), and an increase in other existing lines of credit of $85.9 million.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At September 30, 2008, the Company had $62.6 million in letters of credit, including $51.8 million in letters of credit noted under the Revolving Credit Facility, and $47.5 million in surety bonds to secure these obligations. The Company also maintains letters of credit to support its vehicle financing programs. At September 30, 2008, the Company had $208.7 million of enhancement letters of credit supporting its U.S. vehicle financing programs and $49.3 million supporting its Canadian vehicle financing programs.

The Company has utilized a like-kind exchange program since 2002 for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being sold with vehicles being purchased allowing the Company to carry-over the tax basis of the vehicles sold to replacement vehicles, with certain adjustments.

The Like-Kind Exchange Program has resulted in material deferral of federal and state income taxes, as well as net operating loss carryforwards (“NOLs”), both of which are reflected in deferred taxes on the balance sheet. In November 2008, the Company temporarily suspended the Like-Kind Exchange Program, allowing proceeds from sales of vehicles to be utilized for future debt reduction rather than restricting those proceeds only to future vehicle purchases. The Company had approximately $400 million in NOLs as of September 30, 2008, and plans to utilize those NOLs to offset the gains from the sales of vehicles during the suspension period. To the extent that taxable sales proceeds exceed the Company’s NOLs, the suspension could result in the payment of cash taxes. In order to minimize potential cash tax payments, the Company intends to complete sales only to the extent of its NOLs, and will resume the Like-Kind Exchange Program for vehicle dispositions during the first quarter of 2009, or at such time as the taxable proceeds total $400 million.

Asset Backed Medium Term Notes

The asset backed medium term note program at September 30, 2008 was comprised of $1.5 billion in asset backed notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates.

In late February 2008, the Company amended the minimum net worth condition in three of its four Monoline agreements to exclude the impact of any goodwill or other intangible asset impairment, while the Company provided increased enhancement for the agreement not amended in order to comply with the existing minimum net worth condition.

In September 2008, the Company amended all series of its asset backed medium term note program to increase the level of Non-Program Vehicles allowed to be financed to 75%. This allows the Company to continue its efforts to increase the level of Non-Program Vehicles in its fleet.

Conduit Facility

On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215 million. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. At September 30, 2008, the Company had $215 million outstanding under the Conduit Facility.

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

On September 23, 2008, the Company borrowed under the Liquidity Facility in the amount of $129.0 million. This borrowing under the Liquidity Facility resulted from the inability to sell all maturing commercial paper due to a general disruption in the commercial paper markets due to instability in the global financial markets. The draw on this facility was used to pay down maturing commercial paper.  At September 30, 2008, amounts outstanding under the Commercial Paper Program and Liquidity Facility totaled $274.6 million.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit totaled $296.6 million in borrowings outstanding under these lines at September 30, 2008. All lines of credit are collateralized by the related vehicles.

On June 12, 2008, the Company was notified that its $150 million vehicle manufacturer line of credit would be canceled and therefore, effective September 12, 2008 the Company will not be able to draw upon that line of credit. Existing borrowings at that time will be paid down over a 14 month period as vehicles financed under that line are sold. Any vehicles that are not sold will be paid off at the end of the amortization period.

In September, 2008, the Company’s $150 million bank line of credit was not renewed. The Company will pay down existing borrowings under the line over a 12 month period as vehicles financed under that line are sold. Any vehicles that are not sold will be paid off at the end of the amortization period.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. At September 30, 2008, DTG Canada had approximately CND $169.5 million (US $159.3 million) funded under this program.

Senior Secured Credit Facility

On June 15, 2007, the Company entered into the $600 million Senior Secured Credit Facility comprised of a $350 million Revolving Credit Facility (the “Revolving Credit Facility”) and a $250 million Term Loan (the “Term Loan”). The Senior Secured Credit Facility contains certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases. The Senior Secured Credit Facility is collateralized by a first priority lien on substantially all material non-vehicle assets of the Company.

The Revolving Credit Facility expires on June 15, 2013, and will be used to provide working capital borrowings and letters of credit. Interest rates on loans under the Revolving Credit Facility are, at the option of the Company, based on either prime rates, which are payable quarterly, or Eurodollar rates, which are payable based on an elected interest period of one, two, three or six months. The Revolving Credit Facility permits the combination of letter of credit usage and working capital borrowing up to $350 million with no sublimits on either. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $309.8 million and no working capital borrowings at September 30, 2008.

The Term Loan expires on June 15, 2014. Principal payments may be required depending on the level of excess cash flows and other factors.

On June 30, 2008, the Company prepaid $60 million of the Term Loan in order to ensure compliance with a required EBITDA-based leverage ratio test in the Senior Secured Credit Facility. The required leverage ratio test standard increases in the future from the current level of 3.5 to 1 to 3.0 to 1 at March 31, 2009, 2.5 to 1 at March 31, 2010 and 2.25 to 1 at March 31, 2011 and thereafter. The required leverage ratio test allows for the Company to receive a credit for unrestricted cash of up to $50 million against outstanding non-vehicle debt. At September 30, 2008, the Company had $188.1 million outstanding under the Term Loan.

On July 9, 2008, the Company entered into an amendment to the Senior Secured Credit Facility which modified the circumstances under which a monoline insolvency or bankruptcy event under the Company’s asset backed medium term note programs would constitute an event of default under the Senior Secured Credit Facility.

On September 29, 2008, the Company amended the Senior Secured Credit Facility to modify the level of permissible leverage during the period beginning September 30, 2008 and continuing through November 30, 2008 in order to maintain compliance with its leverage ratio. Compliance with the leverage ratio test under the amended Senior Secured Credit Facility at any date during that period will be based on Corporate EBITDA (as defined in the Senior Secured Credit Facility) for the trailing four quarters ended June 30, 2008, rather than for the most recently completed trailing four quarters. Following that period, the leverage ratio test will again be based on Corporate EBITDA for the trailing four quarters most recently completed prior to the relevant test date. Through November 30, 2008, the Company will be prohibited from borrowings under the Senior Secured Credit Facility and from requesting the issuance of additional letters of credit thereunder as enhancement for its asset backed financing programs. The Company does not anticipate a need for additional enhancement letters of credit during this period. Through November 30, 2008, the Company must also maintain at least $60 million of unrestricted cash and cash equivalents, although it may use these assets (or their proceeds) to prepay facility debt, and the Company will be subject to restrictions on certain activities otherwise permissible under the Senior Secured Credit Facility.

After giving effect to the amendment, the Company is in compliance with all covenants at September 30, 2008. The Company is continuing to work with its lenders on modifications to the Senior Secured Credit Facility. If no long-term agreement is reached, the Company plans to pay down approximately $16 million of its Term Debt Facility to ensure near term compliance with the leverage ratio test under its Senior Secured Credit Facility. Based on the Company’s unrestricted cash available at September 30, 2008 and its current operating forecast, the Company believes it has sufficient liquidity to reduce its Term Debt Facility as needed to ensure continued compliance with the leverage ratio test under the Senior Secured Credit Facility. This would result in reduced excess liquidity for the Company while eliminating future leverage ratio issues on the Senior Secured Credit Facility.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2008, a 50 basis point fluctuation in interest rates would have an approximate $6 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2008, cash and cash equivalents totaled $209.2 million and restricted cash and investments totaled $252.4 million.

At September 30, 2008, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2007, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 9 and 10 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2007 for the tabular entry, “Vehicle Debt and Obligations-Floating Rates,” from $1,990.7 million to $1,792.8 million, which reduction also includes the amortization of asset backed medium term notes described in Note 9 of the notes to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following summarizes material developments that have occurred with regard to previously reported legal proceedings.

On November 14, 2007, a purported class action was filed against the Company by Michael Shames and Gary Gramkow, individually and on behalf of all others similarly situated, in the United States District Court for the Southern District of California, claiming that the pass through of the California Trade and Tourism Commission and Airport Concession Fees authorized by legislation effective in January 2007 constitute antitrust violations of the Sherman Act and the California Unfair Competition Act. The case is styled Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent A Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.)).

The defendants filed a motion to dismiss the amended complaint, and on July 25, 2008 the Court issued an order denying the motion as to the antitrust claims but granting the motion to dismiss state law claims. The court also dismissed The California Travel and Tourism Commission from the litigation based on state action immunity.

On December 13, 2007 and December 14, 2007, purported class actions were filed against the Company by Thomas Comiskey and Isabel Cohen, respectively, individually and on behalf of all others similarly situated, in the United States District Court for the Central District of California, claiming (among other matters) a violation of rights guaranteed under the Free Speech and Free Association Clauses by compelling out-of-state visitors to subsidize the Passenger Car Rental Tourism Assessment Program. The Comiskey case is styled Thomas J. Comiskey, on behalf of himself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., California Travel and Tourism Commission and Dale E. Bonner in his capacity as Secretary of Business, Transportation and Housing for the State of California (No. CV07-08118 FMC AJWx (C.D. Cal.)).The Cohen case is styled Isabel Cohen, on behalf of herself and all others similarly situated v. Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Dollar Thrifty Automotive Group, Inc., Advantage Rent-A-Car, Inc., Avalon Global Group, Hertz Corporation, Enterprise Rent-A-Car, Fox Rent A Car, Inc., Beverly Hills Rent-A-Car, Inc., Rent4Less, Inc., Autorent Car Rental, Inc., Pacific Rent-A-Car, Inc., ABC Rent-A-Car, Inc., California Travel and Tourism Commission and Dale E. Bonner, in his capacity as Secretary of Business, Transportation and Housing for the State of California (No. CV07-08164 JSL FFMx (C.D. Cal.)).On September 23, 2008 the United States District Court for the Central District of California issued its order granting defendants’ motion to transfer venue to the United States District Court for the Southern District of California, and consolidated these cases with the Shames case.

ITEM 1A.	RISK FACTORS

There have been no changes to the risk factors disclosed in Item 1A of our most recent Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Recent Sales of Unregistered Securities

None.

b) Use of Proceeds

None.

c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2008- July 31, 2008	-	$-	-	$117,149,000

August 1, 2008 - August 31, 2008	-	$-	-	$117,149,000

September 1, 2008 - September 30, 2008	-	$-	-	$117,149,000

Total	-		-

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. The Company did not repurchase shares during the nine months ended September 30, 2008. Since inception of the share repurchase programs through September 30, 2008, the Company has used $227.6 million to repurchase shares. All share repurchases were made in open market transactions. This $300 million share repurchase program has $117.1 million of remaining authorization that extends through December 31, 2008. The Company is continuing the suspension of repurchasing shares under its share repurchase program that began during the fourth quarter 2007. Under the terms of the Senior Secured Credit Facility, the Company is restricted in its ability to repurchase shares if unrestricted cash is below a minimum amount set forth in the agreements.

ITEM 6.	EXHIBITS
4.202	Amendment No. 2 to Series 2005-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.203	Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.204	Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
5.5

Opinion of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. regarding the legality of the Common Stock being registered, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-152401, filed July 18, 2008*

10.192

First Amendment to Credit Agreement dated as of July 9, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 10, 2008, Commission File No. 1-13647*

10.200

Second Amendment to Credit Agreement dated as of September 29, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the credit agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 30, 2008, Commission File No. 1-13647*

10.201	Dollar Thrifty Automotive Group, Inc. 2008/2009 Executive Retention Bonus Plan**
10.202	Retirement and Consulting Agreement by and between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc. effective and enforceable on October 13, 2008**
15.33	Letter from Deloitte & Touche LLP regarding interim financial information**
23.38	Consent of Hall, Estill, Hardwick, Gable, Golden & Nelson, P.C. (included in Exhibit 5.5), filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-152401, filed July 18, 2008*
31.53	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.54	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.53	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.54	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_____________________

* Incorporated by reference

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 5, 2008	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
President, Chief Executive Officer and Principal
Executive Officer

November 5, 2008	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III
Executive Vice President, Chief Financial Officer and

Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.202	Amendment No. 2 to Series 2005-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.203	Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.204	Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
10.201	Dollar Thrifty Automotive Group, Inc. 2008/2009 Executive Retention Bonus Plan
10.202	Retirement and Consulting Agreement by and between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc. effective and enforceable on October 13, 2008
15.33	Letter from Deloitte & Touche LLP regarding interim financial information
31.53	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.54	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.53	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.54	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002