Form 10-K
period 2008-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2009-03-03
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer          Accelerated filer   X        Non-accelerated filer           Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes        No  X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $154,324,397.

The number of shares outstanding of the registrant’s Common Stock as of February 20, 2009 was 21,624,752.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2009 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

PART I

ITEM	1. BUSINESS	4

ITEM	1A. RISK FACTORS	16

ITEM	1B. UNRESOLVED STAFF COMMENTS	24

ITEM	2. PROPERTIES	24

ITEM	3. LEGAL PROCEEDINGS	24

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	25

PART II

ITEM	5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	25

ITEM	6. SELECTED FINANCIAL DATA	28

ITEM	7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS	30

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	45

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE	85

ITEM	9A. CONTROLS AND PROCEDURES	85

ITEM	9B. OTHER INFORMATION	88

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND
CORPORATE GOVERNANCE	88

ITEM	11. EXECUTIVE COMPENSATION	88

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	88

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
AND DIRECTOR INDEPENDENCE	89

ITEM	14. PRINCIPAL ACCOUNTING FEES AND SERVICES	89

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	90

SIGNATURES	109

INDEX TO EXHIBITS	110

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Some of the statements herein under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” about our expectations, plans and performance. These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include:

•

the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial markets, constrained credit markets and concerns about global economic prospects, which have continued to depress consumer confidence and spending levels and could affect the ability of our customers to meet their payment obligations to us;

•

the financial performance and prospects of our vehicle suppliers, including particularly Chrysler, and whether the challenges facing the U.S. automotive industry abate and, if not, whether further federal funding will be available in sufficient amounts to stabilize the industry;

•	volatility in gasoline prices;
•	the impact of pricing and other actions by competitors, particularly if demand deteriorates further;
•	airline travel patterns, including further disruptions or reductions in air travel resulting from airline bankruptcies, industry consolidation, capacity reductions and pricing actions;
•

the cost and other terms of acquiring and disposing of automobiles and the impact of current adverse conditions in the used car market on our ability to reduce our fleet capacity as and when projected by our plans;

•

our ability to manage our fleet mix to match demand and reduce vehicle depreciation costs, particularly as we increase the level of Non-Program Vehicles (those without a guaranteed residual value) and our exposure to the used car market;

•	our ability to obtain cost-effective financing as needed without unduly restricting operational flexibility, particularly if global economic conditions deteriorate further;
•	our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of those amendments, such as potential reductions in lender commitments;
•	our ability to manage the consequences under our financing agreements of a default by any of the Monolines that provide credit support for our asset backed financing structures;
•	whether counterparties under our derivative instruments will continue to perform as required;
•	whether ongoing governmental and regulatory initiatives in the U.S. and elsewhere to stabilize the financial markets will be successful;
•	the effectiveness of other actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary;
•	disruptions in information and communication systems we rely on, including those related to methods of payment;
•	access to reservation distribution channels;
•	the cost of regulatory compliance and the outcome of pending litigation;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed; and
•	the impact of natural catastrophes and terrorism.

PART I

ITEM 1.	BUSINESS

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”). Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). DTG operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, operates reservation centers for both brands and conducts sales and marketing activities for both brands. Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities for their respective brands. Thrifty Car Sales operates a franchised retail used car sales network. The Company has two additional subsidiaries, Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been appropriately consolidated in the financial statements of the Company. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”. Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”. DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require. Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2008, Dollar and Thrifty had 741 locations in the U.S and Canada of which 400 were company-owned stores and 341 were locations operated by franchisees. While Dollar and Thrifty have franchisees in countries outside the U.S. and Canada, revenues from these franchisees have not been material to results of operations of the Company.

In the U.S., Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees. Dollar and Thrifty currently derive the majority of their U.S. revenues from providing rental vehicles and services directly to rental customers. Consequently, Dollar and Thrifty incur the costs of operating company-owned stores, and their revenues are directly affected by changes in rental demand and pricing.

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

The annual Chief Executive Officer certification required by the New York Stock Exchange ("NYSE") Listed Company Manual was submitted to the NYSE on May 20, 2008.

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

Vehicle rental companies typically incur substantial debt to finance their rental fleets. They also have historically acquired a significant portion of their fleets under manufacturer residual value programs ("Residual Value Programs") where the vehicle manufacturers repurchase or guarantee the resale value of vehicles at particular times in the future. This allows a rental company to determine in advance this important component of its cost structure. Vehicles purchased under Residual Value Programs are referred to as "Program Vehicles".  Most vehicle rental companies have in recent periods increased their vehicle purchases made outside of Residual Value Programs to lower fleet costs and reduce the risk related to the creditworthiness of the vehicle manufacturers. These vehicles, for which rental companies bear residual value risk, are referred to as "Non-Program Vehicles" or "risk vehicles". Increasing the level of Non-Program Vehicles in the fleet increases the vehicle rental company’s dependence on the used car market.

The rental car industry has eight top brands which are owned by four companies. Three of the companies are publicly held: Dollar and Thrifty operated by the Company; Avis and Budget operated by Avis Budget Group, Inc.; and Hertz operated by Hertz Global Holdings, Inc. The remaining three brands of Alamo, National and Enterprise are operating subsidiaries of Enterprise Rent-A-Car Company, which is privately held.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. To accommodate increased demand in the summer vacation periods, the Company increases its available fleet and staff and as demand declines, the fleet and staff are decreased accordingly. Certain operating expenses, such as minimum concession fees, rent, insurance and administrative overhead represent fixed costs and cannot be adjusted for seasonal increases or decreases in demand. In 2008, the Company’s average monthly fleet size ranged from a low of approximately 102,000 vehicles in the fourth quarter to a high of approximately 139,000 vehicles in the third quarter.

The Company

The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States. Due to weak economic and industry conditions, the Company did not acquire any locations in 2008, and has no immediate plans to acquire additional locations. In the U.S., the Dollar and Thrifty brands remain separate, but operate under a single management structure and share vehicles, back-office employees and facilities, where possible. The Company also operates company-owned stores in seven of the eight largest airport markets in Canada under DTG Canada. In Canada, the company-owned stores are primarily co-branded.

The Company also offers franchise opportunities in smaller markets in the U.S. and Canada and in all international markets so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.

Summary Operating Data of the Company

	Year Ended December 31,

	2008	2007	2006

	(in thousands)
Revenues:
Revenue from U.S. and Canada company-owned stores	$1,637,119	$1,694,064	$1,549,727
Revenue from franchisees and other	60,874	66,727	110,950

Total revenues	$1,697,993	$1,760,791	$1,660,677

	As of December 31,

	2008	2007	2006

Rental locations:
U.S. and Canada company- owned stores	400	466	407
U.S. and Canada franchisee locations	341	365	429

Franchisees agreements:
U.S. and Canada	222	234	224
International	139	117	110

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities. At December 31, 2008, Dollar had 110 company-owned and franchised in-terminal airport locations in the United States. Dollar operates primarily through company-owned stores in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system in the U.S., Canada and abroad. In Canada, Dollar operates company-owned stores in seven of the eight largest airport markets of Calgary, Winnipeg, Toronto, Montreal, Halifax, Edmonton and Vancouver.

As of December 31, 2008, Dollar’s vehicle rental system included 324 locations in the U.S. and Canada, consisting of 181 company-owned stores and 143 franchisee locations. Dollar’s total rental revenue generated by company-owned stores was $949 million for the year ended December 31, 2008.

Thrifty

Thrifty’s approach of serving both the airport and local markets allows many of its franchisees and company-owned stores to have multiple locations to improve fleet utilization and profit margins by moving vehicles among locations to better address demand between these markets. Thrifty’s U.S. company-owned stores and its franchisees derive approximately 80% of their combined rental revenues from the airport market and approximately 20% from the local market. At December 31, 2008, Thrifty had 107 company-owned and franchised in-terminal airport locations in the United States.

As of December 31, 2008, Thrifty’s vehicle rental system included 417 rental locations in the U.S. and Canada, consisting of 219 company-owned stores and 198 franchisee locations. Thrifty’s total rental revenue generated by company-owned stores was $667 million for the year ended December 31, 2008.

The Company is focused on maximizing profitability of its company-owned stores and will close or consolidate its stores that are underperforming. In 2008, based on a review of the financial performance of its company-owned stores, the Company closed 40 company-owned stores that were underperforming.

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

As of December 31, 2008, the Company operates the Dollar brand in 56 and the Thrifty brand in 54 of the top 75 airport markets in the U.S. and operates both brands in 45 of those top 75 airport markets.

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

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $206 million or 12.7% of the Company’s rental revenues for the year ended December 31, 2008. These rentals are usually part of tour packages that can also include air travel and hotel accommodations. No single tour operator account generated in excess of 1% of the Company’s 2008 rental revenues.

Other

As of December 31, 2008, the Company had 139 vehicle rental concessions for company-owned stores at 93 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities. A growing number of larger airports are building consolidated airport rental car facilities to eliminate congestion at the airport which also facilitates additional growth for the rental car industry.

Summary of Corporate Operations Data

	Year Ended December 31,

	2008	2007	2006

	(in thousands)
Rental revenues:
United States - Dollar	$933,072	$964,416	$910,434
United States - Thrifty	602,653	621,043	540,947

Total U.S. rental revenues	1,535,725	1,585,459	1,451,381

Canada - Dollar and Thrifty	80,428	90,890	87,292

Total rental revenues	1,616,153	1,676,349	1,538,673

Other	20,966	17,715	11,054

Total revenues from U.S. and Canadian Corporate Operations	$1,637,119	$1,694,064	$1,549,727

	As of December 31,

	2008	2007	2006

Rental locations (U.S. and Canada):
Dollar	181	213	200
Thrifty	219	253	207

Total corporate rental locations	400	466	407

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

Dollar and Thrifty offer franchisees the opportunity to dual franchise in smaller U.S. and Canadian markets. Under a dual franchise, one franchisee can operate both the Dollar and the Thrifty brand, thus allowing them to generate more business in their market while leveraging fixed costs.

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

Due to the current economic environment and severely constrained credit markets, some of the Company’s franchisees are experiencing financial challenges. During 2008, a limited number of franchisees have either closed or consolidated their operations, resulting in reduced fee revenue to the Company and a potential for increased bad debt exposure on amounts owed by franchisees.

System Fees in the U.S.

Dollar - In addition to an initial franchise fee, each Dollar U.S. franchisee is generally required to pay a system fee equal to 8% of airport rental revenue and 6% for suburban operations.

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays a fee generally ranging from 6% to 8% of base rental revenue.

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

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,

	2008	2007	2006

Franchisee locations:
Dollar	143	146	158
Thrifty	198	219	271

Total franchisee locations	341	365	429

International

Dollar and Thrifty offer master franchises outside the U.S. and Canada, generally on a countrywide basis. Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees. At December 31, 2008, exclusive of the U.S. and Canada, Dollar had franchised locations in 57 countries and Thrifty had franchised locations in 74 countries. These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. The Company offers franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis. Revenue generated by the Company from franchised operations outside the U.S. and Canada totaled $12.9 million in 2008, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

In December 1998, Thrifty Car Sales was formed to operate a franchise system. Thrifty Car Sales provides an opportunity to qualified candidates including independent and franchised dealers to enhance or expand their used car operations under a well-recognized national brand name. In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales. These products and services include participation in a full service business development center, a nationally supported Internet strategy and Web site, operational and marketing support, vehicle supply services, customized retail and wholesale financing programs as well as national accounts and supplies programs. As of December 31, 2008, Thrifty Car Sales had 39 franchise locations in operation.

Other Services

Parking Services – Airport parking operations are a natural complement to vehicle rental operations. The Company encourages its franchisees that have near-airport locations to add this ancillary business and the Company operates 17 corporate parking operations as well.

Supplies and National Account Programs – The Company makes bulk purchases of items used by its franchisees, which it sells to franchisees at prices that are often lower than they could obtain on their own. The Company also negotiates national account programs to allow its franchisees to take advantage of volume discounts for many materials or services used for operations such as tires, glass replacement, long distance telephone service and overnight mail.

Supplemental Equipment and Optional Products – Dollar and Thrifty rent global positioning system (GPS) equipment, ski racks, infant and child seats and other supplemental equipment, offer a Rent-a-Toll product for electronic toll payments, sell pre-paid gasoline and roadside emergency benefit programs (Road Safe and TripSaver) and, subject to availability and applicable local law, make available loss damage waivers and insurance products related to the vehicle rental.

Reservations

The Internet is the primary source of reservations for the Company. For the year ended December 31, 2008, approximately 76% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 74% in 2007. The Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 44% of total non-tour reservations. During 2008, 32% of non-tour reservations were provided from third party Internet sites with no individual third party site providing in excess of 8% of total non-tour reservations. The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents. In early 2007, the Company outsourced a portion of its call center operations to PRC, a global leader in the operation of outsourced call centers. The Company still maintains some call center operations at its Tahlequah, Oklahoma facility. Dollar and Thrifty reservation systems are linked to all major airline reservation systems and through such systems to travel agencies in the U.S., Canada and abroad.

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

Dollar has strong relationships with many significant international tour operators who specialize in inbound tour packages to the U.S., as well as domestic tour operators who generate inbound business to Hawaii, Florida and other leisure destinations.

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

In 2008, Thrifty launched an enhanced version of thrifty.com which updates many of the features that individuals rely upon to rent cars online. Leading the way is a reservation process that allows customers to see the entire fleet inventory at a given location on a given date. Because of this addition, consumers are now able to easily select a specific class of vehicle. Additionally, an enhanced search function simplifies the effort of finding one of our many domestic and international locations, identifying specific fleet offerings per location, searching for specials, and/or gaining greater awareness about the city or country being visited. In 2007, dollar.com had similar updates and enhancements.

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

Information Systems

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, Web sites, distribution network, reservations, fleet and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of its fleet and financial assets. The Company also relies on a revenue management system which is designed to enable the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly. The Company’s Internet Web sites and various distribution networks allow the Company’s products to be marketed and reserved directly or through our various channel partners.

During the fourth quarter of 2008, the Company began implementing a new counter automation system designed to improve the flexibility to adapt to our changing environment.

The Company partners with Electronic Data Systems Corporation, a Hewlett Packard (“HP”) company, and EDS Information Systems, L.L.C., also an HP company, (collectively, “EDS”), wherein EDS provides the majority of the Company’s information technology (“IT”) services, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services. EDS is a leading global IT service company that manages and monitors the majority of the Company’s data network and its daily information processing. The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground EDS facility in Oklahoma designed to withstand disasters.

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

Fleet Acquisition and Management

Vehicle Supply

For the 2008 model year, Chrysler vehicles represented approximately 76% of the total U.S. fleet purchases by DTG Operations. DTG Operations also purchases vehicles from other vehicle manufacturers. The Company expects that for the 2009 model year, Chrysler vehicles will continue to represent a substantial majority of the total U.S. fleet of DTG Operations.

Residual Value Programs limit the Company’s residual value risk. The manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, as is generally the case under Chrysler’s program, or agrees to repurchase vehicles at specified prices during established repurchase periods.

Chrysler, the Company’s primary supplier, sets the terms of its Residual Value Program, including monthly depreciation rates, minimum and maximum holding periods and mileages, model mix requirements, vehicle condition and other return requirements. Under the program, Chrysler agrees to reimburse DTG Operations for any difference between the aggregate gross auction sale price of the Program Vehicles for the particular model year and the vehicles’ aggregate predetermined residual value and certain transportation, auction-related and interest costs.

DTG Operations also purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by any Residual Value Program. It does so because Non-Program Vehicles provide lower cost vehicles and allow the Company to reduce its risk related to the creditworthiness of the vehicle manufacturers. Chrysler, the main provider of Non-Program Vehicles to DTG Operations, does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods. During 2008, approximately 65% of all vehicles operated by DTG Operations were Non-Program Vehicles. For 2009, the Company expects to significantly increase its level of vehicles acquired as Non-Program Vehicles.

Vehicle depreciation is the largest single cost element in the Company’s operations. Residual Value Programs enable Dollar and Thrifty to determine their depreciation expense on Program Vehicles in advance. The future percentages of Program Vehicles in our fleet will be dependent on the availability and attractiveness of Residual Value Programs, and we expect percentages for 2009 to be significantly lower than 2008 as we acquire more Non-Program Vehicles. Increasing the level of Non-Program Vehicles allows the Company to maintain a larger fleet of vehicles at a lower cost without the related vehicle manufacturer risk. However, by increasing the level of Non-Program Vehicles, the Company increases its risk related to fluctuations in the residual value of the vehicle, which depends on such factors as the general level of pricing in the automotive industry for both new and used vehicles, and dependence on used car auction demand which impacts its ability to rapidly defleet.

Dollar and Thrifty have maintained U.S. vehicle supply agreements with Chrysler since the 1997 model year. In September 2006, the Vehicle Supply Agreement (the “VSA”) was amended to enable the Company to acquire vehicles through the 2011 model year. The VSA provides that the Company will purchase at least 75% of its vehicles from Chrysler to obtain agreed incentive payments until a certain minimum level is reached. Dollar and Thrifty will promote Chrysler vehicles exclusively in their advertising and other promotional materials, and Chrysler has agreed to make various promotional payments to the Company. These payments are material to the Company’s results of operations. See Note 6 of Notes to Consolidated Financial Statements. While Chrysler has the sole discretion to set the specific terms and conditions of its Residual Value Program for a model year, it has agreed in the VSA to offer programs to the Company that, taken as a whole, are competitive with the Residual Value Programs that Ford Motor Company ("Ford") and General Motors Corporation make generally available to domestic vehicle rental companies.

In February 2009, the Company signed a secondary vehicle supply agreement with Ford that, beginning with the 2009 model year, will allow the Company to source a portion of its annual vehicle purchases, with certain minimum and maximum volumes, through Ford until August 2012. This agreement may be renewed for a three-year term, upon written agreement by the Company and Ford prior to August 31, 2012.

Vehicle Remarketing

DTG Operations generally holds Program Vehicles in rental service for approximately six months. Most Program Vehicles must be removed from service before they reach 30,000 miles to avoid excess mileage penalties under Chrysler’s and other manufacturers’ Residual Value Programs. DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned.

DTG Operations historically held Non-Program Vehicles in rental service for approximately ten months but expects to extend holding periods in 2009. DTG Operations remarketed 54% of its Non-Program Vehicles through auctions and 46% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2008.

Fleet Management

The Company utilizes fleet optimization software (the “Pros Fleet Management Software”) from PROS Holdings, Inc., a leading provider of pricing and revenue optimization software. The Pros Fleet Management Software allows the Company to improve fleet planning and efficiencies in its vehicle acquisition and remarketing efforts.

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental fleets. The Company primarily utilizes asset backed medium term notes and commercial paper programs to finance its vehicles. Under these programs, the Company is required to provide collateral at different levels for Program Vehicles and Non-Program Vehicles. The Company also uses bank lines of credit and vehicle manufacturer lines of credit to finance the remainder of its vehicles. See Note 10 of Notes to Consolidated Financial Statements.

Fleet Leasing Programs

DTG Operations has historically made fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year. This program is not offered for the 2009 model year due to constrained financing capacity and instability in the credit markets. For the year ended December 31, 2008, approximately 1% of the Company’s total revenue was derived from vehicle leasing programs.

U.S. Fleet Data

	Year Ended December 31,

	2008	2007	2006

DTG
Average number of vehicles leased to franchisees	2,754	4,309	8,836

Average number of vehicles in combined fleets of franchisees	18,171	22,696	29,095
Average number of vehicles in combined fleets of company-owned stores	115,129	117,488	113,762

Total	133,300	140,184	142,857

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

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles. In March 2006 and 2007, the Company retained risk of loss up to $4.0 million per occurrence for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor. In February 2008 and continuing through January 2009, the Company increased its retained risk of loss up to $5.0 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage. The Company maintains insurance coverages at certain amounts in excess of its retained risk. The Company retains the risk of loss on supplemental liability insurance sold to vehicle rental customers.

In February 2009, the Company increased its retained risk of loss up to $7.5 million per occurrence for public liability and property damage claims, including third party bodily injury and property damage.

Starting in 2006 the Company retained risk of loss up to $5.0 million for general and garage liability. The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles. In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $500,000. The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims. As of December 31, 2008, the Company had Vehicle Insurance Reserves of $110.3 million. The Company’s obligations to pay insurance related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2008, these letters of credit and surety bonds totaled approximately $56.0 million and $7.0 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $9.0 million and $40.0 million, respectively, as of December 31, 2008.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 19 and lease 130 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

At certain facilities, Dollar and Thrifty are investigating or remediating soil or groundwater contamination. Based on currently available information, the Company does not believe that the costs associated with environmental investigation or remediation will be material. However, additional contamination could be identified or occur in the future.

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

Employees

As of December 31, 2008, the Company employed a total of approximately 6,800 full-time and part-time employees. Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2008. The Company believes its relationship with its employees is good.

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

Economic and Financial Market Conditions

Our results are dependent on general economic conditions in the U.S. and Canada, our principal markets, and on the U.S. automotive industry in particular. The current significant challenges facing the U.S. and Canadian economies and the highly uncertain global economic outlook have materially adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist throughout 2009. These conditions and severe credit market disruptions, among other factors, have also materially adversely affected the global automotive industry and the principal automotive manufacturers in the U.S. in particular, including Chrysler, our principal supplier.

As detailed below and in the risk factors that follow, these conditions have adversely affected our results and prospects for the foreseeable future and have necessitated significant actions to mitigate the impact of the current environment. For example, we have reduced our rental fleet requirements in response to declining demand and undertaken significant reductions in our workforce. We cannot assure you, however, that these actions will be successful in mitigating revenue declines resulting from reduced demand.

During 2008, there were significant disruptions in the financial markets that affected our access to funding. In 2008, our ability to access the commercial paper market was impaired and we were entirely unable to access that market in the fourth quarter. We believe our access to financing will continue to be severely limited in 2009. In particular, we believe that our peak vehicle financing purchases for 2009 may be constrained as a result of lack of bank credit capacity to replace certain of our financing arrangements.

The remarketing of Non-Program Vehicles is subject to prevailing market prices, and the general decline in economic conditions has also adversely affected values realized on the disposition of Non-Program Vehicles in the wholesale market in 2008. Whether, when and to what extent the used car market will rebound remains uncertain. If the current challenging environment persists, our financial condition and results could be further adversely affected.

The economic environment has also affected some of our customers and franchisees. In 2008, an important tour operator customer filed for bankruptcy. Additionally, some of our franchisees have experienced financial challenges and a limited number of them either closed or consolidated their operations. These circumstances have resulted in reduced fee revenue to the Company and a potential for increased bad debt exposure. Depending on the depth and duration of the current recession, we may lose other customers or our franchisees may become unable to meet their payment obligations to us.

Liquidity Considerations

The current economic environment has placed pressure on major aspects of our business, with the result that our primary objective has been to preserve liquidity and enhance operating cash flow to ensure that we maintain maximum flexibility to address persistent adverse conditions. The actions we have taken to position the Company to meet this objective, such as reductions in our workforce and in our overall rental fleet size, may be inadequate if economic conditions deteriorate further or if there is a significant disruption in the U.S. automotive industry requiring a restructuring of any of the U.S. automotive companies, including Chrysler. In that event, we may need to take additional material actions that could cause disruptions to our business, operations and prospects, which could in turn further adversely affect our cash flow and liquidity.

Chrysler Restructuring or Bankruptcy

Our principal supplier, Chrysler, has requested significant federal assistance and is exploring other means to restructure so as to remain financially viable. It is highly uncertain whether federal assistance will be available as requested or at all or whether other alternatives available to it will prove successful. Any restructuring of Chrysler could have significant implications for its business with its customers, including us. Moreover, Chrysler has stated that, in the absence of further federal assistance, it may seek protection under the federal bankruptcy laws, which could result in a court-supervised restructuring or liquidation of Chrysler.

Our business could be materially and adversely affected to the extent that repayment of our receivables from Chrysler, resulting mainly from residual value guarantees on Program Vehicles, are delayed or compromised in any restructuring or liquidation of Chrysler. The residual value of Chrysler vehicles in our fleet would likely also be adversely affected as consumers lose confidence in Chrysler’s ability to meet warranty obligations. A restructuring or bankruptcy of Chrysler could also disrupt vehicle supply to our business. We expect that for the 2009 model year, Chrysler vehicles will continue to represent a substantial majority of our U.S. fleet.

We have taken actions to mitigate these exposures. For example, we have significantly reduced receivables outstanding from Chrysler and our purchases of Program Vehicles during 2008 to reduce our exposure to Chrysler’s credit, and we are continuing to increase the proportion of risk vehicles in our fleet. We have also sought to diversify our suppliers, including through a new secondary supply agreement with Ford Motor Company.

These actions and others that we plan to take if Chrysler’s viability continues to worsen may not be adequate to address our exposure to Chrysler or ensure an adequate supply of vehicles to operate our business. Moreover, our business could be adversely affected by consumer perceptions of our business and the quality of our rental fleet, given our long-standing association with Chrysler. If Chrysler failed to meet its payment or supply obligations to us as and when required, our operations could be significantly disrupted and our results and prospects could be materially and adversely affected.

Bond Insurer Insolvency or Bankruptcy

Our obligations under our medium term note facilities are supported by monoline or bond insurers (“Monolines”), which have faced significant financial challenges and credit downgrades as a result of the current constrained financial markets. An insolvency or bankruptcy of any of these Monolines could trigger an amortization of our obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of our other financing agreements. Given our current lack of access to the capital and credit markets, we believe that we would be unable to refinance the affected notes and would be required to take immediate action to preserve our operations. These actions could include extending the holding period of our vehicles to maximize their useful life prior to sale, as well as further reductions of our operations and workforce. These and other actions we may take may not be successful to enable us to meet our obligations under the affected notes and, even if successful, they would likely have an adverse affect on our results and cash flow available to fund ongoing operations. If we curtailed our operations, our ability to compete effectively would also be adversely affected.

Vehicle Financing and Capital Market Access

We depend on the capital markets for financing our vehicles using primarily asset backed medium term note programs. We use cash and letters of credit under our bank loan facility to provide enhancement collateral for these asset backed medium term note programs. Collateral requirements vary depending on whether the vehicle is a risk vehicle or is covered by a manufacturer's Residual Value Program. As we increase the level of risk vehicles in the fleet, we also increase our risk to fluctuations in the residual value of those risk vehicles due to volatility in the used vehicle market. If the residual value of our risk vehicles declines significantly or we experience cumulative losses on disposition of a specified percentage of our fleet, we would be required to increase the level of collateral enhancement in the vehicle financing facility, which would reduce our liquidity available for other purposes.

Collateral requirements are lower for vehicles covered by Residual Value Programs when the manufacturer also maintains an investment grade credit rating. Adverse changes to the credit ratings of the related manufacturers have materially increased the amount of collateral required to finance our vehicle fleet, and we expect these collateral levels to remain high for the foreseeable future.

Volatility in the markets and the credit downgrades of the Monolines have limited our access to the asset backed medium term note market. Historically we have accessed the medium term note market each year to replace maturing notes, and continued disruption in the asset backed medium term note market could materially impact our ability to finance and further increase the cost of financing vehicles in the future. If the markets have not rebounded and we are unable to replace maturing notes, we may not have sufficient financing for vehicles in 2010 and beyond. A bankruptcy filing by one or more of the Monolines could result in accelerating the payoff schedule of a portion or all of our asset backed medium term notes.

We rely to a significant extent on indebtedness to fund vehicle purchases and expect to have substantial debt and debt service requirements in the foreseeable future. During 2008, there were significant disruptions in the credit markets that affected our access to financing. One of our lines of credit was cancelled and another was not renewed. Our ability to borrow in the commercial paper markets was also affected during the year and, in late 2008, we began borrowing under the liquidity facility that supports our commercial paper program because we were unable to access the commercial paper market. We also do not expect to have access to the medium term note market or the commercial paper market in 2009. We have obtained various amendments to certain of our financing arrangements, including our senior secured credit facilities (as amended, the "Senior Secured Credit Facilities"), to ensure sufficient operating flexibility under our financial covenants, while maintaining adequate borrowing capacity. As a condition to some of these amendments, we had to reduce outstanding debt and agree to permanent reductions in the lending commitments of our counterparties. We are subject to numerous financial and non-financial covenants under our financing arrangements, and defaults under some of our arrangements include events that are outside our controls, such as the insolvency or bankruptcy of the Monolines.  In the future, we may need to obtain additional amendments or waivers under our financing arrangements, and we cannot assure you that we will be able to obtain them on favorable terms or at all.  If a default were to occur under our financing arrangements, our lenders could be entitled to accelerate our repayment of outstanding debt and exercise their remedies against any collateral securing the debt.

Vehicle Supply and Residual Value Programs

Our vehicle supply agreement with Chrysler extends through model year 2011 and we generally purchase 75% to 90% of our vehicles from Chrysler. Under the vehicle supply agreement, to obtain agreed incentive payments we must purchase 75% of our vehicles from Chrysler up to certain targeted volumes and Chrysler has agreed to provide us certain minimum volumes of vehicles.

We have no control over the terms of Residual Value Programs offered by the vehicle manufacturers and we anticipate that the cost of Program Vehicles will continue to increase in 2009. We intend to reduce the number of Program Vehicles we purchase in 2009 as we acquire more risk vehicles to mitigate such increased costs and reduce our exposure to the creditworthiness of vehicle manufacturers.

In early 2009, we signed a vehicle supply agreement with Ford to purchase a portion of our vehicles through the 2012 model year. Additionally, we purchase vehicles from other manufacturers, such as Hyundai Motor America ("Hyundai") and Kia Motors America ("Kia") that offer Residual Value Programs wherein the vehicle manufacturer takes back the vehicle to sell and pays us the full depreciated value of the vehicle.

Vehicle manufacturers, including Chrysler, have reduced vehicle supply to the rental car industry and have significantly increased industry vehicle costs for the past few years by increasing Program Vehicle depreciation rates and lowering incentives. The failure of any of the major vehicle manufacturers to sell enough vehicles to the industry could adversely affect our results.

The U.S. automotive industry has been under severe pressure as a result of the current recessionary environment, leading certain manufacturers, including Chrysler, to request significant amounts of federal support in order to remain financially viable. If Chrysler defaults under its Residual Value Program for any reason, we could be left with a material unpaid balance with respect to Program Vehicles and our financial condition and results of operations would be materially adversely affected. We also have exposure to the creditworthiness of other suppliers. For example, under our agreements with Hyundai and Kia, our receivable relates to Program Vehicles that were returned to the respective manufacturer for disposition with the ultimate sales proceeds owed to us. If Chrysler or any of our other important suppliers fails to remain financially viable, it could disrupt vehicle supply and affect our ability to meet our fleet requirements.

Risk in Vehicle Remarketing

We have retained the used car market value risk on approximately 65% of our vehicles during 2008 and plan to increase this percentage in 2009. The depreciation costs for these vehicles are highly dependent on used car prices at the time of sale, requiring the Company to make assumptions regarding the age and mileage of the vehicles at the time of disposal, as well as the general used vehicle auction market. We currently sell risk vehicles through auctions, third party resellers and other channels, which may not produce stable used vehicle pricing in the future. The costs of our risk vehicles may be materially impacted by the relative strength of the used car market, particularly the market for one to two year old used cars. A decline in the prices at which we sell risk vehicles could have an adverse impact on our fleet holding costs and results of operations. In 2008, the used car market experienced significant volatility and an overall decline in residual values, including for many types of vehicles in our fleet. A further significant decline in used car prices for the vehicles we are selling would have a significant adverse impact on our results.

Operating more risk vehicles could have a negative impact on the vehicle utilization and profitability if we are unable or elect not to sell those vehicles in periods of weaker rental demand.

Risks Related to Car Acquisition and Disposition

For the year ended December 31, 2008, approximately 35% of the vehicles purchased were subject to repurchase by vehicle manufacturers under Residual Value Programs. Under these Programs, vehicle manufacturers agree to repurchase vehicles at a specified price or guarantee the depreciation rate on the vehicles during a specified time period, typically subject to certain vehicle condition and mileage requirements. These Programs limit the risk to us that the market value of a vehicle at the time of its disposition will be less than its estimated residual value at such time.

Residual Value Programs enable us to determine our depreciation expense in advance. This predictability is useful to us, since depreciation is a significant cost factor in our operations. A trade-off we face when we purchase Program Vehicles is that we typically pay the manufacturer of a Program Vehicle more than we would pay to buy the same vehicle as a Non-Program Vehicle. Program Vehicles thus involve a larger initial investment than their risk counterparts. If a Program Vehicle is damaged or otherwise becomes ineligible for return or sale under the relevant program, our loss upon the disposition of the vehicle will be larger than if the vehicle had been a risk vehicle, because our initial investment in the vehicle was larger. Program Vehicles also expose us to the receivable risk related to the financial stability of the vehicle manufacturer. If a vehicle manufacturer with a significant receivable balance was unable to pay amounts owed to us upon the sale of the Program Vehicle, it could materially impact our financial results and cash flows.

Residual Value Programs generally provide us with flexibility to reduce the size of our fleet by returning vehicles sooner than originally expected without risk of loss in the event of an economic downturn or to respond to changes in rental demand. This flexibility has been reduced as the percentage of Program Vehicles in our vehicle rental fleet has decreased materially. In addition, the increase in the percentage of risk vehicles in our fleet exposes us to higher residual value risk and unpredictable auction market conditions.

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

Dependence on Air Travel

We get approximately 90% of our rental revenues from airport locations and airport arriving customers. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry, airline restructuring through bankruptcy, and continued challenging economic conditions may cause airlines to reduce flight schedules which could adversely impact the number of airline passengers. The airline industry has also faced considerable challenges in light of current global economic conditions and an overall decline in air travel. In 2008, airline enplanements decreased nearly 5%. A significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Texas represented approximately 55% of our total rental revenue in 2008. The severe decline in consumer spending in recent periods has materially adversely affected leisure travel and can be expected to continue to do so in the foreseeable future. Reductions in leisure travel resulting from natural disasters, terrorist acts, or other factors could also have a material adverse impact on our results.

Seasonality

Our business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. In 2008, the second and third quarters accounted for over 26% and 29% of the Company’s vehicle rental revenues, respectively. Any event that disrupts rental activity, fleet supply, or industry fleet capacity during these quarters could have a disproportionately material adverse effect on our liquidity, our cash flows and/or our results of operations.

Like-Kind Exchange Program

We use a like-kind exchange program for our vehicles where we dispose of our vehicles and acquire replacement vehicles in such a way that we defer the gain on these dispositions for tax purposes. The use of this like-kind exchange program has allowed us to defer a material amount of federal and state income taxes beginning in 2002. In order to get the benefit of the deferral of the gains on disposal of our vehicles, we must acquire replacement vehicles within a specified time frame. Therefore, a downsizing of our fleet, a reduction in vehicle purchases or a suspension of the program, such as occurred in late 2008, could result in a reduced amount of gain deferrals and increased payments of federal and state cash income taxes, after considering the effect of net operating loss carryforwards. For further discussion of our like-kind exchange program, see "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

Laws and Regulations

We are subject to a wide variety of laws and regulations in the U.S. and Canada and other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices or our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

Optional insurance products, including, but not limited to, supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations are regulated under state laws governing the licensing of such products.

Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue. If customers decline to purchase supplemental liability insurance products through us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

Fuel Costs

In 2008, prices for petroleum-based products, including gasoline, were extremely volatile and significantly affected automotive travel patterns. While gasoline prices have moderated, it is possible that a variety of factors, including the current economic environment and geopolitical unrest in oil-producing nations, could cause further price volatility. Limitations in fuel supplies or significant increases in fuel prices could have an adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Third Party Internet Sites

The Internet has had a significant impact on the way travel companies get reservations. For 2008, we received 76% of our non-tour reservations from the Internet, with 44% coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining portion of non-tour reservations derived from the Internet were provided by third party Internet sites. No single third party Internet site provides more than 8% of our non-tour reservations.

Future changes in the way travel is sold over the Internet or changes in our relationship with third party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In 2007 and 2008, we maintained the level of self-insurance of $4.0 million and $5.0 million, respectively, per occurrence, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million and $5.0 million, respectively, with an aggregate limit of $7.0 million for this corridor, and maintain the level of self-insurance for general and garage liability of $5.0 million. In 2009, we increased the level of self-insurance from $5.0 million to $7.5 million per occurrence. We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

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

Potential for Impairment of Long-Lived Assets

A significant decline in operations on both an individual location and overall company basis could indicate that certain long-lived assets are impaired. We will continue to test our long-lived assets for potential impairment and may be required to write down a portion or all of the remaining long-lived assets, comprising property and equipment and software totaling approximately $135 million.

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

In December 2008, our market capitalization was less than the minimum $25 million required for continued listing of our common stock on the NYSE; however, due to recent volatile market conditions, the NYSE temporarily reduced the minimum market capitalization requirement to $15 million through April 22, 2009 and has recently determined to extend this period, subject to SEC approval. Because of the significant volatility in our stock price, we cannot predict whether we will be able to maintain the required minimum market capitalization. If we are unable to do so, or we fail to meet any other listing condition, particularly those that depend on market prices, the NYSE could commence delisting proceedings with respect to our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters for Dollar and Thrifty. These buildings and the related improvements were mortgaged to Deutsche Bank Trust Company Americas (“Deutsche Bank”), as administrative agent for a syndicate of banks under the Senior Secured Credit Facilities.

In connection with the Senior Secured Credit Facilities, the Company also executed mortgages in favor of Deutsche Bank encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Dallas, Houston and Salt Lake City.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third parties. As of December 31, 2008, the Company’s company-owned operations were carried on at 400 locations in the U.S. and Canada, the majority of which are leased. Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports. Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.

ITEM 3.	LEGAL PROCEEDINGS

On July 20, 2007, a purported class action lawsuit was filed against DTG Operations, Inc. and the Company in the Superior Court for Los Angeles County, California by Marquis Smith, on his behalf and on behalf of all others similarly situated, seeking to recover amounts alleging overcharges to California renters for loss damage waivers on complimentary upgrade rentals and for the issuance of a permanent injunction. A settlement was reached on this matter requiring the Company to distribute discount coupons to all participants in the class action lawsuit.

On September 23, 2007, a purported class action was filed against the Company and DTG Operations, Inc., et al., by Maria Albayero, individually and on behalf of all similarly situated employees in California, in the Superior Court for Orange County, California. This lawsuit is an action for alleged violations of wage and hour laws including not providing and/or compensating for missed meal and rest periods, failure to reimburse uniform maintenance, as well as other things. The suit seeks payment of wages, damages, penalties and injunctive relief. This matter was settled in an amount not material to the Company’s consolidated financial statements.

On November 14, 2007, a purported class action was filed against the Company, by Michael Shames and Gary Gramkow, individually and on behalf of all others similarly situated, in the Southern District Court of California, claiming that the pass through of the California Trade and Tourism Commission and airport concession fee authorized by legislation effective in January 2007 constitute antitrust violations of the Sherman Act and the California Unfair Competition Act. The case is styled Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent-A-Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.)). The defendants filed a motion to dismiss the amended complaint, and on July 25, 2008 the Court issued an order denying the motion as to the antitrust claims but granting the motion to dismiss state law claims. The Court also dismissed The California Travel and Tourism Commission from the litigation based on state action immunity. The Company intends to vigorously defend this matter.

On December 13, 2007 and December 14, 2007, purported class actions were filed against the Company, by Thomas Comisky and Isabel Cohen, respectively, individually and on behalf of all others similarly situated, in the Central District Court of California. These lawsuits claim (among other matters) a violation of rights guaranteed under the Free Speech and Free Association Clauses by compelling out-of-state visitors to subsidize the Passenger Car Rental Tourism Assessment Program. On February 19, 2009, these actions were dismissed with prejudice.

On June 12, 2008, a purported class action was filed by Zack Miller and unnamed members of the plaintiff class in the United States District Court for the Central District of California. The case is styled Zack Miller, et al. v. DTG Operations, Inc. dba Dollar Rent A Car, dba Thrifty Car Rental, Dollar Rent A Car, Inc., Thrifty Rent-A-Car System, Inc. (No. CV08-03875 VBF JTLx, (C.D. Cal.)). The plaintiff alleges unfair business practices in violation of the California Business and Professions Code, alleging that the Company sold contracts of insurance without first obtaining the approval of the California Insurance Commission. On January 21, 2009, this suit was dismissed but plaintiff was given until February 4, 2009 to refile. On February 4, 2009, plaintiff filed a second amended complaint and has requested leave to file a third amended complaint. The Company intends to vigorously defend these allegations.

On December 5, 2008, a purported class action was filed against the Company by Walter Schenker, on behalf of himself and all others similarly situated, in the District Court for Clark County, Nevada. The suit alleges that the Company is incorrectly calculating the Nevada statutory recovery fee at the Las Vegas International Airport and alleges deceptive trade practices. The case is styled Walter Schenker, on behalf of himself and all others similarly situated v. Dollar Thrifty Automotive Group, Inc. and DTG Operations, Inc. (No. A577155, Clark County District Court, Nevada). The Company intends to vigorously defend this matter.

Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of ultimate loss, if any, be reasonably estimated.

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

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DTG's common stock is listed on the NYSE under the trading symbol “DTG.” The high and low closing sales prices for the common stock for each quarterly period during 2008 and 2007 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008

High	$26.02	$15.47	$6.59	$1.99

Low	$11.58	$9.45	$1.93	$0.77

2007

High	$53.00	$50.97	$41.50	$36.95

Low	$44.70	$39.85	$28.42	$23.27

The 21,624,752 shares of common stock outstanding at February 20, 2009 were held by approximately 5,584 record and beneficial holders. The Company has not paid cash dividends since completion of its initial public offering in December 1997. The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Under the terms of the revolving credit facility (as amended the “Revolving Credit Facility”), cash dividends and share repurchases are prohibited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs

October 1, 2008 - October 31, 2008	-	$-	-	$117,149,000

November 1, 2008 - November 30, 2008	-	$-	-	$117,149,000

December 1, 2008 - December 31, 2008	-	$-	-	$-	(1)

Total	-		-

(1)          The remaining $117.1 million of authorization for share repurchases expired and has a zero balance at December 31, 2008.

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. Due to weak economic and industry conditions, the Company suspended the share repurchase program in late 2007 and continued this suspension through year end 2008 when the share repurchase program expired with $117.1 million of remaining authorization. Since inception of the share repurchase programs through December 31, 2008, the Company repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions.

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

The results are based on an assumed $100 invested on December 31, 2003, and reinvestment of dividends through December 31, 2008.

Company/Index/Market	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008

Dollar Thrifty Automotive Group, Inc.	100.00	116.42	139.05	175.83	91.29	4.20
Hemscott Industry Group 761 - Rental & Leasing Services	100.00	121.12	125.91	149.55	121.59	66.26
Russell 2000 Index	100.00	117.49	121.40	142.12	135.10	88.09

ITEM 6.           SELECTED FINANCIAL DATA

Selected Consolidated Financial Data of the Company

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company. The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,

	2008	2007	2006	2005	2004
Statements of Operations:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,616,153	$1,676,349	$1,538,673	$1,380,172	$1,255,890
Other	81,840	84,442	122,004	127,382	147,957

Total revenues	1,697,993	1,760,791	1,660,677	1,507,554	1,403,847

Costs and expenses:
Direct vehicle and operating	888,294	887,178	827,440	787,714	692,803
Vehicle depreciation and lease charges, net	539,406	477,853	380,005	294,757	316,199
Selling, general and administrative	213,734	230,515	259,474	236,055	223,109
Interest expense, net	110,424	109,728	95,974	88,208	90,868
Goodwill and long-lived asset impairment	366,822	3,719	-	-	-

Total costs and expenses	2,118,680	1,708,993	1,562,893	1,406,734	1,322,979

(Increase) decrease in fair value of derivatives	36,114	38,990	9,363	(29,725)	(24,265)

Income (loss) before income taxes	(456,801)	12,808	88,421	130,545	105,133

Income tax expense (benefit)	(116,379)	11,593	36,729	54,190	42,390

Income (loss) before cumulative effect of a change in accounting principle	(340,422)	1,215	51,692	76,355	62,743

Cumulative effect of a change in accounting principle	-	-	-	-	3,730

Net income (loss)	$(340,422)	$1,215	$51,692	$76,355	$66,473

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of a change in accounting principle	$(15.93)	$0.05	$2.14	$3.04	$2.51
Cumulative effect of a change in accounting principle	-	-	-	-	0.15

Net income (loss)	$(15.93)	$0.05	$2.14	$3.04	$2.66

DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before cumulative effect of a change in accounting principle	$(15.93)	$0.05	$2.04	$2.89	$2.39
Cumulative effect of a change in accounting principle	-	-	-	-	0.14

Net income (loss)	$(15.93)	$0.05	$2.04	$2.89	$2.53

Note:  Certain reclassifications have been made to the 2007 financial information to conform to the classification used in 2008.

	Year Ended December 31,

	2008	2007	2006	2005	2004

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$229,636	$101,025	$191,981	$274,299	$204,453
Restricted cash and investments	$596,588	$132,945	$389,794	$785,290	$455,215
Revenue-earning vehicles, net	$1,946,079	$2,808,354	$2,623,719	$2,202,890	$2,256,905
Total assets	$3,238,181	$3,891,452	$4,011,498	$3,986,784	$3,604,977
Total debt	$2,488,245	$2,656,562	$2,744,284	$2,724,952	$2,500,426
Stockholders' equity	$214,716	$578,865	$647,700	$690,428	$608,743

U. S. and Canada

System-wide Data:

Rental locations:
Company-owned stores	400	466	407	369	352
Franchisee locations	341	365	429	483	507

Total rental locations	741	831	836	852	859

Average number of vehicles operated during the period by company-owned stores and franchisees	140,062	148,180	151,100	149,659	147,239

Peak number of vehicles operated during the period by company-owned stores and franchisees	166,300	178,415	185,317	183,291	179,304

Company-owned Stores Data:

Vehicle rental data:
Average number of vehicles operated	120,309	123,484	119,648	113,002	102,159
Number of rental days	36,879,641	37,231,340	36,642,026	34,909,560	31,831,062
Vehicle utilization	83.8%	82.6%	83.9%	84.6%	85.1%
Average revenue per day	$43.82	$45.03	$41.99	$39.54	$39.46
Monthly average revenue per vehicle	$1,119	$1,131	$1,072	$1,018	$1,024

Average depreciable fleet	123,673	127,979	128,739	124,373	119,588

Monthly average depreciation (net) per vehicle	$363	$311	$246	$197	$220

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2008, the Company’s revenues were negatively impacted by a 2.7% decrease in revenue per day and rental day volume declines of 0.9% due to challenging economic conditions. Airline passenger enplanements, an important driver for airport rental car demand, decreased nearly 5% in 2008.

During 2008, the Company had higher vehicle depreciation expenses due to higher average depreciation rates resulting from a decline in used vehicle residual values due to deterioration in the used vehicle market and lack of demand at auto auctions impacting the Company’s Non-Program Vehicles in addition to vehicle cost increases by manufacturers.

In 2008, the Company recorded a non-cash charge totaling $366.8 million related to goodwill and long-lived asset impairments.

The Company uses mark-to-market accounting for the majority of its interest rate swap agreements. This accounting treatment results in significant volatility to the Company’s operating results but does not impact cash flow. In 2008, the change in fair value of these interest rate swap agreements was a decrease of $36.1 million compared to a decrease of $39.0 million in 2007.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions, utilization of the vehicles and vehicle depreciation costs. Significant changes in the purchase or sales price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust its pricing for these changes. The Company’s business requires significant expenditures for vehicles and, consequently, requires substantial liquidity to finance such expenditures.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of operations:

	Year Ended December 31,

	2008	2007	2006

Revenues:
Vehicle rentals	95.2%	95.2%	92.7%
Other	4.8	4.8	7.3

Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	52.3	50.4	49.8
Vehicle depreciation and lease charges, net	31.8	27.1	22.9
Selling, general and administrative	12.6	13.1	15.6
Interest expense, net	6.5	6.3	5.8
Goodwill and long-lived asset impairment	21.6	0.2	-

Total costs and expenses	124.8	97.1	94.1

(Increase) decrease in fair value of derivatives	2.1	2.2	0.6

Income (loss) before income taxes	(26.9)	0.7	5.3

Income tax expense (benefit)	(6.9)	0.6	2.2

Net income (loss)	(20.0)%	0.1%	3.1%

The Company’s revenues consist of:

•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores, and
•	Other revenue generated from leasing vehicles to franchisees, continuing franchise fees and providing services to franchisees, parking income and miscellaneous sources.

The Company’s expenses consist of:

•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal and payments received on manufacturer promotional and incentive programs,
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most IT expenses and administrative expenses,
•	Interest expense, net, which includes interest expense on vehicle related debt and non-vehicle debt, net of interest earned on restricted and unrestricted cash, and
•

Goodwill and long-lived asset impairment related to the write-off of goodwill and reacquired franchise rights, substantially all property and equipment and software in the Company’s Canadian operation and certain information technology initiatives deemed to be impaired.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Operating Results

The Company had a loss before income taxes of $456.8 million for 2008 compared to income of $12.8 million in 2007.

Revenues

			$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,616.2	$1,676.4	$(60.2)	(3.6%)
Other	81.8	84.4	(2.6)	(3.1%)

Total revenues	$1,698.0	$1,760.8	$62.8	(3.6%)

Vehicle rental metrics:
Average number of vehicles operated	120,309	123,484	(3,175)	(2.6%)
Average revenue per day	$43.82	$45.03	$(1.21)	(2.7%)
Number of rental days	36,879,641	37,231,340	(351,699)	(0.9%)
Vehicle utilization	83.8%	$82.6%	$1.2 p.p.	n/m

Vehicle rental revenue decreased 3.6% due to a 2.7% decrease in revenue per day totaling $44.4 million coupled with a 0.9% decrease in rental days totaling $15.8 million.

Other revenue decreased $2.6 million. This decrease was due to an $11.2 million decline in vehicle leasing revenue and fees and services revenue primarily due to the shift of several locations from franchised operations to corporate operations. This decrease in other revenue was partially offset by a $5.5 million reduction in the loss resulting from the change in the market value of investments in the Company’s deferred compensation and retirement plans. The loss relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income. Additionally, there was a $2.5 million increase in parking income and a $0.6 million increase in franchise sales income.

Expenses

			$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$888.3	$887.2	$1.1	0.1%
Vehicle depreciation and lease charges, net	539.4	477.9	61.5	12.9%
Selling, general and administrative	213.7	230.5	(16.8)	(7.3%)
Interest expense, net of interest income	110.5	109.7	0.8	0.6%
Goodwill and long-lived asset impairment	366.8	3.7	363.1	N	M

Total expenses	$2,118.7	$1,709.0	$409.7	24.0%

(Increase) decrease in fair value of derivatives	$36.1	$39.0	$2.9	7.4%

Direct vehicle and operating expense increased $1.1 million, primarily due to higher costs per transaction, partially offset by lower transaction levels. As a percent of revenue, direct vehicle and operating expenses were 52.3% in 2008, compared to 50.4% in 2007.

Significant fluctuations within direct vehicle and operating expense in 2008 primarily resulted from the following:

➢

Vehicle related costs increased $15.3 million. This increase resulted primarily from higher fuel expense of $11.1 million resulting from higher average gas prices on fuel inventory consumed, increased fuel consumption associated with the transportation of vehicles to auction, and a significant increase in fuel expense in conjunction with the reduction of the fleet. In addition, vehicle maintenance expense increased $5.2 million and vehicle insurance expense increased $3.0 million. These increases were partially offset by a decrease in net vehicle damage of $7.5 million. All other fleet related expenses increased $3.5 million.

➢	Bad debt expense increased $6.7 million of which $5.5 million relates to one of the Company’s largest tour operators filing for bankruptcy during the third quarter of 2008.

➢

Facility and airport concession expenses increased $1.1 million. This increase primarily resulted from increases in rent expense of $2.6 million, partially offset by a decrease in concession fees of $1.4 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢

Personnel related expenses decreased $20.0 million. The decrease primarily resulted from a transaction driven reduction in the number of employees, resulting in a decrease of $24.4 million, partially offset by a $7.4 million increase in salary cost. Additionally, there was a decrease of $2.9 million in 401(k) expense due to the suspension of matching contributions that began during the first quarter of 2008.

Net vehicle depreciation and lease charges increased $61.5 million. Net vehicle depreciation expense and lease charges were $363 per unit in 2008, compared to $311 per unit in 2007.  As a percent of revenue, net vehicle depreciation expense and lease charges were 31.8% in 2008, compared to 27.1% in 2007.

The increase in net vehicle depreciation and lease charges in 2008 resulted from the following:

➢

Vehicle depreciation expense increased $45.3 million, resulting primarily from a 12.9% increase in the average depreciation rate due to vehicle manufacturer price increases on Program Vehicles and lower residual values on Non-Program Vehicles due to a soft used car market. These increases were partially offset by a higher mix of Non-Program Vehicles, which typically have lower depreciation rates, and resolving outstanding incentive negotiations relating to prior model years with the Company’s primary vehicle supplier, which resulted in increased incentive income recognition.

➢

Net vehicle gains on the disposal of Non-Program Vehicles, which reduce vehicle depreciation and lease charges, decreased $17.9 million. This decrease resulted primarily from significantly fewer units sold in 2008, as a result of the longer hold periods, and a lower average gain per unit due to softness in the used car market.

➢	Leasing charges, for vehicles leased from third parties, decreased $1.7 million due to a decrease in the average number of vehicles leased.

Selling, general and administrative expenses for 2008 decreased $16.8 million. As a percent of revenue, selling, general and administrative expenses were 12.6% in 2008, compared to 13.1% in 2007.

The decrease in selling, general and administrative expenses in 2008 resulted from the following:

➢

Personnel related expenses decreased $7.9 million primarily due to a $4.7 million decrease in performance share expense related to declining results compared to performance targets for 2008 compared to 2007, a $1.8 million decrease in retirement expense and a $1.4 million decrease in 401(k) expense due to the suspension of matching contributions during the first quarter of 2008. These decreases were partially offset by a $1.0 million increase in stock options expense.

➢	Transition costs relating to the outsourcing of IT and call center operations decreased $4.6 million, including salary related expenses.

➢	Sales and marketing expense decreased $3.2 million due primarily to decreased Internet-related spending and other marketing related costs.
➢	Software expenses decreased $2.8 million primarily due to a decrease in outsourcing expenses.
➢	Separation costs, primarily related to the elimination of certain positions from the organizational structure, were lower by $1.0 million.
➢

The change in the market value of investments in the Company's deferred compensation and retirement plans increased selling, general and administrative expenses $5.5 million due to a reduction in the loss on these plans in 2008 compared to 2007, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense increased $0.8 million in 2008 primarily due to a decrease in interest reimbursements relating to vehicle programs and lower earnings on invested funds resulting from lower interest rates, partially offset by lower average vehicle debt. As a percent of revenue, net interest expense was 6.5% in 2008, compared to 6.3 % in 2007.

Goodwill and long-lived asset impairment expense increased $363.1 million in 2008, due to non-cash charges in 2008 relating to goodwill impairment of $281.2 million, reacquired franchise rights impairment of $69.0 million, certain IT initiative write-offs of $10.5 million and impairment of substantially all of the Company’s Canadian operations long-lived assets of $6.1 million. In 2007, the Company wrote-off certain fleet related software totaling $3.7 million made obsolete by the Pros Fleet Management Software the Company began implementing during the third quarter of 2007.

The change in fair value of the Company’s interest rate swap agreements was a decrease of $36.1 million in 2008 compared to a decrease of $39.0 million in 2007 resulting in a year over year increase of $2.9 million.

The income tax benefit for 2008 was $116.4 million. The effective income tax rate was (25.5)% for 2008 compared to 90.5% for 2007. The decrease in the effective tax rate was primarily due to the taxable benefit related to the pre-tax loss in 2008 compared to pre-tax income in 2007 and the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit) and other long-lived assets. The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction. On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes and the impact of establishing valuation allowances for net operating losses that could expire. However, no income tax benefit was recorded for Canadian losses in 2008, due to an overall pre-tax loss, thus reducing the consolidated effective tax rate and increasing the consolidated effective tax rate in 2007.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Operating Results

The Company had income before income taxes of $12.8 million for 2007 as compared to $88.4 million in 2006.

Revenues

			$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Vehicle rentals	$1,676.4	$1,538.7	$137.7	8.9%
Other	84.4	122.0	(37.6)	(30.8%)

Total revenues	$1,760.8	$1,660.7	$100.1	6.0%

Vehicle rental metrics:
Number of rental days	37,231,340	36,642,026	589,314	1.6%
Average revenue per day	$45.03	$41.99	$3.04	7.2%

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

Expenses

			$ Increase/	% Increase/
	2007	2006	(decrease)	(decrease)

	(in millions)

Direct vehicle and operating	$887.2	$827.4	$59.8	7.2%
Vehicle depreciation and lease charges, net	477.9	380.0	97.9	25.7%
Selling, general and administrative	230.5	259.5	(29.0)	(11.2%)
Interest expense, net of interest income	109.7	96.0	13.7	14.3%
Long-lived asset impairment	3.7	-	3.7	100.0%

Total expenses	$1,709.0	$1,562.9	$146.1	9.3%

(Increase) decrease in fair value of derivatives	$39.0	$9.4	$(29.6)	(316.4%)

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

Selling, general and administrative expenses for 2007 decreased $29.0 million. As a percent of revenue, selling, general and administrative expenses were 13.1% in 2007, compared to 15.6% in 2006.

The decrease in selling, general and administrative expenses in 2007 resulted from the following:

➢

Personnel related expenses decreased $41.5 million due to lower personnel costs of $26.3 million, principally related to IT employees outsourced in October 2006, an $11.0 million decrease in incentive compensation expense, a $3.5 million decrease in performance share expense and a $0.7 million reduction in group health insurance. The decrease in performance share expense in 2007 related to a non-recurring 2006 change in estimate for the final calculation of the vested 2003 performance share awards paid in 2006 as well as declining results compared to performance targets for 2007 compared to 2006.

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

Net interest expense increased $13.7 million in 2007 primarily due to higher interest rates, higher average debt, lower cash balances, and a $1.4 million write off of unamortized deferred financing fees related to the retired revolving credit facility. These increases were partially offset by an increase in interest reimbursements relating to vehicle programs. As a percent of revenue, net interest expense was 6.3% in 2007, compared to 5.8% in 2006.

Long-lived asset impairment increased $3.7 million primarily due to a write off of software made obsolete by the Pros Fleet Management Software the Company began implementing in the third quarter of 2007.

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

During 2008, there were significant disruptions in the financial markets that affected the Company's access to funding.  In 2008, the Company's ability to access the commercial paper market was impaired and it was entirely unable to access that market in the fourth quarter.  The Company believes its access to financing will continue to be severely limited in 2009.

Operating Activities

Cash generated by operating activities of $470.0 million, $537.3 million and $461.9 million for 2008, 2007, and 2006, respectively, are primarily the result of net income, adjusted for depreciation, goodwill impairments net of deferred tax benefits in 2008 and the change in fair value of derivatives. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed medium term notes and asset backed commercial paper programs, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes and commercial paper programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Company's term loan under the Senior Secured Credit Facilities (as amended, the "Term Loan"). These letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, cash balances, availability under its Revolving Credit Facility, insurance bonding programs and secured vehicle financing programs are adequate to meet its liquidity requirements during 2009. The Company’s existing asset backed medium term notes are expected to be sufficient to meet 2009 vehicle financing requirements. The asset backed medium term notes have varying maturities from 2010 through 2012. The Company generally issues additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity. Recent volatility and severe disruptions in the credit markets and the downgrading or risk of downgrading of the Monolines has limited access to this market in 2008 and the Company expects access to remain limited in 2009. The Company has experienced increases in the level of credit enhancement or additional collateral required for new asset backed medium term notes, the Commercial Paper Program (hereinafter defined) and the Conduit Facility (hereinafter defined).

Investing Activities

Cash used in investing activities was $161.3 million for 2008. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.3 billion. This use of cash offset $2.6 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are typically the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2008 increased $463.6 million from the previous year, including $454.7 million available for vehicle purchases or debt payoffs coupled with $8.9 million of interest income earned on restricted cash and investments. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles. The Company also used net cash for non-vehicle capital expenditures of $28.9 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems. The Company estimates non-vehicle capital expenditures to be approximately $25 million in 2009 related to airport facility projects and IT equipment and systems. In addition, the Company used cash for franchise acquisitions of $2.1 million in 2008.

Cash used in investing activities was $446.3 million for 2007. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $4.0 billion. This use of cash was primarily offset by $3.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2007 decreased $256.8 million from the previous year, including $270.8 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $14.0 million. The Company used cash for non-vehicle capital expenditures of $40.6 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems. In addition, the Company used cash for franchise acquisitions of $30.3 million in 2007.

Cash used in investing activities was $452.3 million for 2006. The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $4.2 billion, and was primarily offset by $3.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. Restricted cash at December 31, 2006 decreased $395.5 million from the previous year, including $412.4 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $16.9 million. The Company used cash for non-vehicle capital expenditures of $35.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in information technology equipment and systems. In addition, the Company used cash for franchisee acquisitions of $34.5 million in 2006.

Financing Activities

Cash used in financing activities was $180.2 million for 2008 primarily due to the maturity of the 2004 Series asset backed medium term notes totaling $500.0 million, a pay down of $70.6 million in the Term Loan and a decrease of $49.0 million in the limited partner interest in the Canadian funding limited partnership (Canadian fleet financing), partially offset by a net increase in the issuance of commercial paper (including the Liquidity Facility (hereinafter defined)) of $249.1 million and an increase of $203.0 million under the Conduit Facility. In 2009, the Company paid off all outstanding amounts under the Conduit Facility and the Liquidity Facility totaling $215.0 million and $274.9 million, respectively. Due to non-renewal of the vehicle manufacturer and bank lines of credit (see Other Vehicle Debt and Obligations), the Company will pay down existing borrowings under these lines of credit over the normal amortization period as vehicles financed are sold. The asset backed medium term note program is comprised of $1.5 billion in asset backed medium term notes with maturities ranging from 2010 to 2012.

Cash used in financing activities was $182.0 million for 2007 primarily due to a decrease of $413.0 million under the Conduit Facility, the maturity of asset backed medium term notes totaling $312.5 million, a net decrease in the issuance of commercial paper totaling $153.1 million and share repurchases totaling $71.5 million. Cash used in financing activities was partially offset by the issuance of $500 million in asset backed medium term notes in May 2007, the proceeds of the $250 million Term Loan in June 2007, and an increase of $42.1 million in other existing bank vehicle lines of credit.

Cash used in financing activities was $91.9 million for 2006 primarily due to a net decrease in the issuance of commercial paper totaling $382.2 million, the maturity of asset backed notes totaling $295.8 million and share repurchases totaling $111.3 million, partially offset by the issuance of $600.0 million in asset backed notes in March 2006, an increase of $50.0 million under the Conduit Facility, and an increase of $47.4 million in other existing bank vehicle lines of credit.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset backed medium term notes, commercial paper and short-term borrowings outstanding for vehicle purchases, a non-vehicle related term loan, airport concession fee and operating lease commitments related to airport and other facilities, technology contracts, and vehicle purchases. The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles and if the Company regains access to the medium term note markets, continuation of asset backed note issuances as existing medium term notes mature. The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2008:

	Payments due or commitment expiration by period (in thousands)
	2009	2010-2011	2012-2013	Beyond 2013	Total

Contractual cash obligations:
Asset backed medium term notes (1)	$76,248	$1,094,578	$509,312	$-	$1,680,138
Liquidity facility outstanding (1) (3)	281,331	-	-	-	281,331
Other short-term borrowings (1) (4)	543,950	3,409	456	-	547,815

Subtotal - Vehicle debt and obligations	901,529	1,097,987	509,768	-	2,509,284

Term Loan (2)	5,089	13,940	17,157	182,458	218,644

Subtotal - Non-vehicle debt	5,089	13,940	17,157	182,458	218,644

Total debt and other obligations	906,618	1,111,927	526,925	182,458	2,727,928

Operating lease commitments	57,010	79,718	53,360	56,091	246,179
Airport concession fee commitments	75,153	111,172	84,771	85,437	356,533
Vehicle purchase commitments	68,089	-	-	-	68,089
Other commitments	33,832	46,486	-	-	80,318

Total contractual cash obligations	$1,140,702	$1,349,303	$665,056	$323,986	$3,479,047

Other commercial commitments:
Letters of credit	$122,574	$198,700	$-	$-	$321,274

(1)

Further discussion of asset backed medium term notes, commercial paper outstanding and short-term borrowings is below and in Note 10 of Notes to Consolidated Financial Statements. Amounts include both principal and interest payments. Amounts exclude related discounts, where applicable.

(2)

The Company amended the Senior Secured Credit Facilities in February 2009 and as part of the amendment the final maturity date of the Term Loan was accelerated to June 2013.  The Company was required to make and did make a $20 million pay down upon execution of the amendment and will be required to make amortization payments of $10 million per year beginning in 2010.

(3)	In February 2009, the Company paid in full the Liquidity Facility totaling $274.9 million.

(4)	In February 2009, the Company paid in full the Conduit Facility totaling $215.0 million.

The Company also has self-insured liabilities related to third-party bodily injury and property damage claims totaling $110 million that are not included in the contractual obligations and commitments table above. See Note 18 of Notes to Consolidated Financial Statements.

Asset Backed Medium Term Notes

The asset backed medium term note program is comprised of $1.5 billion in asset backed medium term notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates. The Company typically accesses the medium term note market each year to replace maturing notes; however, the Company did not need to access this market in 2008, and due to the current state of the credit markets, does not anticipate that the medium term note market will be available in 2009. Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles. These amounts totaled approximately $580.4 million at December 31, 2008.

In late February 2008, the Company amended the minimum net worth condition in three of its four Monoline agreements to exclude the impact of any goodwill or other intangible asset impairment, while the Company provided increased enhancement for the agreement not amended in order to comply with the existing minimum net worth condition.

In February 2009, the Company amended all series of its asset backed medium term note program to be able to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle.

The asset backed medium term note programs each contain a minimum net worth condition and an interest coverage covenant in the Monoline agreements. The Company was in compliance with these conditions at December 31, 2008.

Conduit Facility

On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215 million. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates and is renewed annually. At December 31, 2008, the Company had $215 million outstanding under the Conduit Facility, which was paid in full in February 2009.

In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. The Company was in compliance with these covenants at December 31, 2008.

Commercial Paper Program and Liquidity Facility

At December 31, 2008, the Company’s commercial paper program (the “Commercial Paper Program”) had a maximum capacity of $800 million supported by a 364-day liquidity facility (the “Liquidity Facility”) in the amount of $278 million, which was paid in full in February 2009. At any time, the Company may only issue commercial paper in an amount that does not exceed the sum of the Liquidity Facility and the letter of credit supporting the commercial paper notes. Borrowings under the Commercial Paper Program are secured by eligible vehicle collateral and bear interest at market-based commercial paper rates.

In May 2008, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity.

On September 23, 2008, the Company began borrowing under the Liquidity Facility. This borrowing under the Liquidity Facility resulted from the inability to sell maturing commercial paper due to a general disruption in the commercial paper markets as a result of instability in the global financial markets. The draws on this facility were used to pay down maturing commercial paper. The Liquidity Facility bears interest at prime which was 3.25% at December 31, 2008. At December 31, 2008, all amounts outstanding were under the Liquidity Facility and totaled $274.9 million. The Commercial Paper Program and Liquidity Facility contain minimum net worth covenants and an interest covenant. The Company is in compliance with all covenants at December 31, 2008.

Other Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program. Historically, this program provided DTG Canada vehicle financing up to CND $300 million funded through a bank commercial paper conduit which expires May 31, 2010. However, in October 2008, the committed funding was reduced from CND $300 million to CND $200 million through the final maturity of the program. At December 31, 2008, DTG Canada had approximately CND$105.3 million (US$86.5 million) funded under this program. The Canadian fleet securitization program contains a tangible net worth covenant and DTG Canada was in compliance with this covenant at December 31, 2008.

Vehicle manufacturer and bank lines of credit provided $233.7 million in capacity and borrowings at December 31, 2008. Due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company will pay down existing borrowings over the normal amortization period as vehicles financed are sold. Substantially all borrowings under the vehicle manufacturer and bank lines of credit must be repaid by January 2010 and September 2009, respectively. These lines of credit are secured by the vehicles financed under these facilities and contain a leverage ratio covenant which requires that the Company’s corporate debt to corporate EBITDA be maintained within certain limits as defined in the respective agreements. In February 2009, the Company amended these lines of credit. After giving effect to all amendments, the Company was in compliance with this covenant at December 31, 2008.

Senior Secured Credit Facilities

At December 31, 2008, the Company’s Senior Secured Credit Facilities were comprised of a $340 million Revolving Credit Facility and a $178.1 million Term Loan. The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and a limitation on cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Senior Secured Credit Facilities were amended effective November 24, 2008, effectively providing for a waiver of the leverage ratio covenant through February 28, 2009, restricting the Company’s ability to borrow under the Revolving Credit Facility, and requiring maintenance of at least $60 million of unrestricted cash and cash equivalents, among other restrictions. After giving effect to the amendment, the Company was in compliance with all covenants.

Effective February 25, 2009, the Senior Secured Credit Facilities were further amended to replace the leverage ratio covenant with requirements to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents.  In addition, the amendment provides that Revolving Credit Facility commitments will be restricted to issuance of letters of credit in future periods.

The Revolving Credit Facility expires on June 15, 2013 and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility.  The Revolving Credit Facility permitted letter of credit usage up to $340.0 million at December 31, 2008.  The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $312.8 million and no working capital borrowings at December 31, 2008.

As a result of amendments to the Revolving Credit Facility in February 2009, availability under the Revolving Credit Facility was reduced from $340.0 million to $231.3 million.

Giving effect to the February 2009 amendment mentioned above, the Term Loan maturity date was accelerated by one year and now expires on June 15, 2013.  The Company was required to make and did make a $20.0 million pay down upon execution of the amendment in February 2009 and will be required to make minimum quarterly principal payments of $2.5 million per quarter beginning in March 2010.  At December 31, 2008, the Company had $178.1 million outstanding under the Term Loan.  For further discussion of the Senior Secured Credit Facilities see Note 21 of Notes to Consolidated Financial Statements.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements. As of December 31, 2008, the Company’s total consolidated debt and other obligations were approximately $2.5 billion, of which $2.3 billion was secured debt for the purchase of vehicles. The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein all of which are fully consolidated into the Company’s financial statements. The Company has scheduled annual principal payments for vehicle debt of approximately $810 million in 2009, of which approximately $490 million was paid in February 2009, and approximately $500 million per year from 2010 through 2012. At December 31, 2008, the Company had no scheduled principal payments on its Term Loan until 2014.  However, subsequent to December 31, 2008 and including the effect of the recent amendment, the Company paid $20 million of the Term Loan balance in February 2009 and will be required to make amortization payments of $10 million per year from 2010 through 2012 with the remaining lump sum due in 2013.

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

The Company has significant requirements for bonds and letters of credit to support its insurance programs and airport concession obligations. At December 31, 2008, various insurance companies had $47.2 million in surety bonds and various banks had $65.3 million in letters of credit to secure these obligations. At December 31, 2008, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2009, approximately 20% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable. See Note 10 of Notes to Consolidated Financial Statements.

Like-Kind Exchange Program

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments. The Like-Kind Exchange Program has resulted in a material deferral of federal and state income taxes, as well as net operating loss carryforwards (“NOLs”), both of which are reflected in deferred taxes on the balance sheet at December 31, 2008. The benefit of the deferral is dependent on timely reinvestment of vehicle disposition proceeds in replacement vehicles; therefore, a downsizing of the Company’s fleet or reduced vehicle purchases could result in reduced deferrals and significant increased payments of federal and state cash income taxes, after considering the effect of net operating loss carryforwards. In November 2008, the Company elected to temporarily suspend the Like-Kind Exchange Program, allowing proceeds from sales of vehicles to be utilized for future debt reduction rather than restricting those proceeds only to future vehicle purchases. The Company plans to utilize its existing NOLs to offset the gains from the sales of vehicles during the suspension period. To the extent that taxable sales proceeds exceed the Company’s NOLs, the suspension could result in the payment of cash taxes. In order to minimize potential cash tax payments, the Company reinstated the Like-Kind Exchange Program in January 2009, after it completed the sale of units in inventory. The Company does not believe it will have any significant cash liability for the taxes due to the temporary suspension of the Like-Kind Exchange Program.

The Like-Kind Exchange Program has historically increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods. At December 31, 2008, restricted cash and investments totaled $596.6 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under asset backed financing programs, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program. The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

In February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law which includes a provision allowing bonus depreciation on certain assets, including vehicles, acquired in 2009. The American Recovery and Reinvestment Act of 2009 will increase the amount of tax basis depreciation that can be claimed on the Company’s federal and on some state tax returns.

Share Repurchase Program

On February 9, 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the $100 million program of which $44.7 million had been used to repurchase shares. Due to weak economic and industry conditions, the Company suspended the share repurchase program in late 2007 and continued this suspension through year end 2008 when the share repurchase program expired with $117.1 million of remaining authorization. Since inception of the share repurchase programs through December 31, 2008, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions.

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

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations. The more significant items include:

Revenue-earning vehicles and related vehicle depreciation expense – Revenue earning vehicles are stated at cost, net of related discounts. The Company has historically purchased 50% to 60% of its vehicles as Program Vehicles, with the remaining 40% to 50% of the Company’s vehicles purchased as Non-Program Vehicles. However in 2008, the Company has been increasing the level of Non-Program Vehicles in its fleet. At December 31, 2008, Non-Program Vehicles accounted for approximately 75% of the total fleet.

For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle auction market. The Company evaluates estimated residual values monthly. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal shorter than the life used for depreciation purposes could result in a significant loss on sale. A one percent change in the expected residual value of Non-Program Vehicles sold during 2008 would have impacted vehicle depreciation expense net by $3.9 million. In 2008, the Company has increased the holding term on its Non-Program Vehicles substantially to help lower its overall holding costs. The average holding term for Non-Program Vehicles was approximately ten months and for Program Vehicles was approximately six months for 2008. In 2009, the Company is projecting significant increases in the holding term on its Non-Program Vehicles to lower its overall holding costs.

For Program Vehicles, the Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle. The sales proceeds are received directly from auctions, in the case of the Chrysler program, with any shortfall in value being paid by Chrysler. With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales come directly from the manufacturer. In either case, the Company bears the risk of collectibility on that receivable from the vehicle manufacturer. The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.

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

Share-based payment plans – The Company has share-based compensation plans under which the Company grants performance shares, non-qualified option rights and restricted stock to key employees and non-employee directors. The Company’s performance share awards contain both a performance condition and a market condition. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective application transition method. Under SFAS No. 123(R), the Company uses the closing market price of DTG's common stock on the date of grant to estimate the fair value of the nonvested stock awards and performance based performance shares, and uses a lattice-based option valuation model to estimate the fair value of market based performance shares. The lattice-based option valuation model requires the input of somewhat subjective assumptions, including expected stock price volatility, term, risk-free interest rate and dividend yield. The Company relies on observations of historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party, to determine expected volatility. In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant. The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant. The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the Company’s achievement of the performance and market conditions. Estimates of achievement of market conditions are incorporated into the determination of the performance shares’ fair value at the beginning of the performance period. At the end of each reporting period, the Company must estimate whether the performance conditions will be achieved in order to determine the value of the performance shares awarded. In making this determination, the Company has observed actual past performance of the Company.

New Accounting Standards

For a discussion on new accounting standards refer to Note 1 of the Notes to Consolidated Financial Statements.

Outlook for 2009 and Management’s Plans

The Company expects 2009 will continue to be a difficult operating environment as uncertainty surrounding the timing of the U.S. economic recovery will continue to weigh on consumer confidence. At the same time, challenges with automotive manufacturers, financial markets and used vehicle auctions are expected to continue to impact fleet capacity and possibly fleet costs. The Company expects the operating environment to remain challenging throughout 2009.

In 2009, the Company’s primary objective is preservation of liquidity and enhancement of operating cash flow to ensure that it maintains maximum flexibility to address the uncertainties ahead. The Company has taken the following steps to meet its objectives:

•	completed significant personnel reductions to lower operating costs,
•	extended fleet holding periods to lower vehicle depreciation expense,
•	reduced overall fleet size in light of current and anticipated demand levels,
•	closed certain marginal and non-profitable locations,
•	entered into a multi-year secondary supply agreement with Ford to provide an alternative source of vehicles to meet our customer needs, and
•

obtained approval from our financing sources to maintain a fleet of 100% Non-Program Vehicles, thus reducing credit exposure to automobile manufacturers for residual value guarantees, and instituted new revenue management initiatives to enhance revenue.

In February 2009, the Company amended the Senior Secured Credit Facilities and two of its vehicle financing agreements to replace the leverage ratio requirement with covenants to maintain a minimum tangible net worth and a minimum level of cash and cash equivalents. By amending the Senior Secured Credit Facilities through the maturity date and eliminating the uncertainty associated with short-term amendments, senior management will be able to focus all of its efforts on improving operations, maximizing cash flow and preserving liquidity, rather than focusing on short-term liquidity and covenant issues.

The Company believes that its peak vehicle financing purchases for 2009 may be constrained as a result of lack of bank credit capacity to replace the Conduit and Liquidity Facilities that expire in May 2009. The Company will try to mitigate the impact of reduced credit availability by extending the holding period for its Non-Program Vehicles. The Company has no maturities of asset backed medium term notes until 2010.

Fleet capacity for the rental car industry is expected to be in line with consumer demand in 2009. Year over year, rental pricing trends improved in January 2009, offsetting a single digit decline in rental days.

See “Chrysler Restructuring or Bankruptcy” and “Bond Insurer Insolvency or Bankruptcy” risk factors in Item 1A and Note 2 of Notes to Consolidated Financial Statements for additional discussion regarding outlook for 2009 and management’s plans.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.” The Company’s primary market risk exposure is volatility of interest rates, primarily in the United States. The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (see Note 11 of Notes to Consolidated Financial Statements). All items described are non-trading and are stated in U.S. dollars. Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.

Expected Maturity Dates as of December 31, 2008	2009	2010	2011	2012	2013	There after	Total	Fair Value December 31, 2008

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$719,974	$392,283	$500,910	$500,432	$-	$-	$2,113,599	$1,467,599

Weighted average interest rates	4.09%	1.95%	2.65%	3.11%	-	-

Vehicle debt and obligations - fixed rates	$-	$110,000	$-	$-	$-	$-	$110,000	$83,586

Weighted average interest rates	-	4.59%	-	-	-	-

Vehicle debt and obligations - Canadian dollar denominated	$86,535	$-	$-	$-	$-	$-	$86,535	$86,535

Weighted average interest rates	3.27%	-	-	-	-	-

Non-vehicle debt - term loan	$-	$-	$-	$-	$-	$178,125	$178,125	$35,625

Weighted average interest rates	-	-	-	-	-	4.87%

Interest Rate Swaps:

Variable to Fixed	$-	$390,000	$500,000	$500,000	$-	$-	$1,390,000	$1,509,620
Average pay rate	-	4.89%	5.27%	5.16%	-	-
Average receive rate	-	1.59%	2.24%	2.78%	-	-

(1)  Floating rate vehicle debt and obligations include $290 million relating to the Series 2005 Notes, the $600 million
Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

Expected Maturity Dates as of December 31, 2007	2008	2009	2010	2011	2012	There after	Total	Fair Value December 31, 2007

(in thousands)

Debt:

Vehicle debt and obligations - floating rates (1)	$772,454	$-	$390,000	$500,000	$500,000	$-	$2,162,454	$1,990,667

Weighted average interest rates	5.12%	-	4.41%	4.83%	5.08%	-

Vehicle debt and obligations - fixed rates	$-	$-	$110,000	$-	$-	$-	$110,000	$101,856

Weighted average interest rates	-	-	4.59%	-	-	-

Vehicle debt and obligations - Canadian dollar denominated	$135,512	$-	$-	$-	$-	$-	$135,512	$135,512

Weighted average interest rates	5.98%	-	-	-	-	-

Non-vehicle debt - term loan	$2,500	$2,500	$2,500	$2,500	$2,500	$236,250	$248,750	$237,556

Weighted average interest rates	5.88%	5.49%	6.04%	6.42%	6.67%	6.86%

Interest Rate Swaps:

Variable to Fixed	$500,000	$-	$390,000	$500,000	$500,000	$-	$1,890,000	$1,937,825
Average pay rate	4.20%	-	4.89%	5.27%	5.16%	-
Average receive rate	3.88%	-	4.04%	4.42%	4.67%	-

(1) Floating rate vehicle debt and obligations include the $500 million Series 2004 Notes, the $290 million Series 2005 Notes, the $600 million Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to effectively fixed interest rates) at December 31, 2008, a 50 basis point fluctuation in short-term interest rates would have an approximate $5 million impact on the Company’s expected pre-tax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 3, 2009

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Thousands Except Per Share Data)

	2008	2007	2006
REVENUES:
Vehicle rentals	$1,616,153	$1,676,349	$1,538,673
Other	81,840	84,442	122,004

Total revenues	1,697,993	1,760,791	1,660,677

COSTS AND EXPENSES:
Direct vehicle and operating	888,294	887,178	827,440
Vehicle depreciation and lease charges, net	539,406	477,853	380,005
Selling, general and administrative	213,734	230,515	259,474
Interest expense, net of interest income of $13,239, $24,250 and $29,387	110,424	109,728	95,974
Goodwill and long-lived asset impairment	366,822	3,719	-

Total costs and expenses	2,118,680	1,708,993	1,562,893

(Increase) decrease in fair value of derivatives	36,114	38,990	9,363

INCOME (LOSS) BEFORE INCOME TAXES	(456,801)	12,808	88,421

INCOME TAX EXPENSE (BENEFIT)	(116,379)	11,593	36,729

NET INCOME (LOSS)	$(340,422)	$1,215	$51,692

BASIC EARNINGS (LOSS) PER SHARE	$(15.93)	$0.05	$2.14

DILUTED EARNINGS (LOSS) PER SHARE	$(15.93)	$0.05	$2.04

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(In Thousands Except Share and Per Share Data)

	2008	2007
ASSETS
Cash and cash equivalents	$229,636	$101,025
Restricted cash and investments	596,588	132,945
Receivables, net	261,565	238,127
Prepaid expenses and other assets	69,248	92,163
Revenue-earning vehicles, net	1,946,079	2,808,354
Property and equipment, net	104,442	122,303
Income taxes receivable	845	11,334
Intangible assets, net	29,778	103,777
Goodwill	-	281,424

	$3,238,181	$3,891,452

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$48,898	$80,537
Accrued liabilities	242,369	198,042
Deferred income tax liability	133,643	267,412
Vehicle insurance reserves	110,310	110,034
Debt and other obligations	2,488,245	2,656,562

Total liabilities	3,023,465	3,312,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,039,658 and 27,903,258 issued, respectively, and 21,624,752 and 21,488,352 outstanding, respectively	280	278
Additional capital	803,304	799,449
Retained earnings (deficit)	(331,911)	8,511
Accumulated other comprehensive loss	(29,388)	(1,804)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)

Total stockholders’ equity	214,716	578,865

	$3,238,181	$3,891,452

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Thousands Except Share and Per Share Data)

	Common Stock $.01 Par Value		Additional	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2006	26,921,843	$269	$774,390	$(43,910)	$4,397	(1,551,600)	$(44,718)	$690,428
Issuance of common shares for director compensation	1,716	-	78	-	-	-	-	78
Stock option transactions	426,442	4	7,395	-	-	-	-	7,399
Purchase of common stock for the treasury	-	-	-	-	-	(2,558,900)	(111,308)	(111,308)
Performance share incentive plan	-	-	8,541	-	-	-	-	8,541
Issuance of common stock in settlement of vested performance shares	237,866	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,048	-	-	-	-	1,048
Issuance of common shares	7,000	-	-	-	-	-	-	-
Comprehensive income (loss):
Net income	-	-	-	51,692	-	-	-	51,692
Foreign currency translation	-	-	-	-	(180)	-	-	(180)

Total comprehensive income (loss)	-	-	-	51,692	(180)	-	-	51,512

BALANCE, DECEMBER 31, 2006	27,594,867	275	791,452	7,782	4,217	(4,110,500)	(156,026)	647,700
Issuance of common shares for director compensation	38,148	-	573	-	-	-	-	573
Stock option transactions	61,865	1	1,093	-	-	-	-	1,094
Purchase of common stock for the treasury	-	-	-	-	-	(2,304,406)	(71,543)	(71,543)
Performance share incentive plan	-	-	5,317	-	-	-	-	5,317
Issuance of common stock in settlement of vested performance shares	201,665	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,014	-	-	-	-	1,014
Issuance of common shares	6,713	-	-	-	-	-	-	-
Comprehensive income (loss):
Net income	-	-	-	1,215	-	-	-	1,215
Cumulative effect of adopting FIN No. 48	-	-	-	(486)	-	-	-	(486)
Interest rate swap	-	-	-	-	(11,978)	-	-	(11,978)
Foreign currency translation	-	-	-	-	5,957	-	-	5,957

Total comprehensive income (loss)	-	-	-	729	(6,021)	-	-	(5,292)

BALANCE, DECEMBER 31, 2007	27,903,258	$278	$799,449	$8,511	$(1,804)	(6,414,906)	$(227,569)	$578,865
Issuance of common shares for director compensation	23,250	-	280	-	-	-	-	280
Stock option transactions	2,733	1	31	-	-	-	-	32
Purchase of common stock for the treasury	-	-	-	-	-	-	-	-
Performance share incentive plan	-	-	3,195	-	-	-	-	3,195
Issuance of common stock in settlement of vested performance shares	110,417	1	-	-	-	-	-	1
Restricted stock for director compensation	-	-	349	-	-	-	-	349
Issuance of common shares	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss	-	-	-	(340,422)	-	-	-	(340,422)
Interest rate swap	-	-	-	-	(20,973)	-	-	(20,973)
Foreign currency translation	-	-	-	-	(6,611)	-	-	(6,611)

Total comprehensive loss	-	-	-	(340,422)	(27,584)	-	-	(368,006)

BALANCE, DECEMBER 31, 2008	28,039,658	$280	$803,304	$(331,911)	$(29,388)	(6,414,906)	$(227,569)	$214,716

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(340,422)	$1,215	$51,692
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	539,024	493,712	387,350
Non-vehicle depreciation	22,722	21,704	20,343
Net gains from disposition of revenue-earning vehicles	(774)	(18,745)	(14,491)
Amortization	7,355	6,386	6,410
Goodwill and long-lived asset impairment	366,822	3,719	-
Interest income earned on restricted cash and investments	(8,922)	(13,975)	(16,896)
Performance share incentive, stock option and restricted stock plans	3,917	7,682	11,130
Net losses from sale of property and equipment	-	66	63
Provision for losses on receivables	7,878	1,022	415
Deferred income taxes	(118,403)	7,977	30,693
Decrease in fair value of derivatives	36,114	38,990	9,363
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	10,489	(8,577)	(10,792)
Receivables	(32,164)	(9,478)	(29,927)
Prepaid expenses and other assets	33,973	16,167	6,546
Accounts payable	(27,931)	13,194	(8,930)
Accrued liabilities	(24,175)	(34,226)	15,956
Vehicle insurance reserves	276	6,113	3,308
Other	(5,730)	4,364	(342)

Net cash provided by operating activities	470,049	537,310	461,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(2,282,562)	(4,019,775)	(4,182,123)
Proceeds from sales	2,606,587	3,372,366	3,387,672
Net change in restricted cash and investments	(454,721)	270,824	412,392
Property, equipment and software:
Purchases	(28,895)	(40,647)	(35,814)
Proceeds from sales	399	1,215	32
Acquisition of businesses, net of cash acquired	(2,068)	(30,292)	(34,475)

Net cash used in investing activities	(161,260)	(446,309)	(452,316)

			(Continued)

-51

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006
(In Thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	9,874,526	3,650,743	6,619,828
Payments of vehicle debt and other obligations	(9,972,227)	(3,987,224)	(6,600,505)
Proceeds from non-vehicle debt	-	250,000	-
Payments of non-vehicle debt	(70,625)	(1,250)	-
Payments of debt assumed through acquisition	-	(14,092)	-
Issuance of common shares	33	1,669	7,479
Net settlement of employee withholding taxes on share-based awards	(373)	-	-
Purchase of common stock for the treasury	-	(71,543)	(111,308)
Financing issue costs	(11,512)	(10,260)	(7,387)

Net cash used in financing activities	(180,178)	(181,957)	(91,893)

CHANGE IN CASH AND CASH EQUIVALENTS	128,611	(90,956)	(82,318)

CASH AND CASH EQUIVALENTS:
Beginning of year	101,025	191,981	274,299

End of year	$229,636	$101,025	$191,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to (from) taxing authorities	$(8,486)	$12,396	$15,246

Interest	$114,753	$128,779	$118,886

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included in accounts payable	$924	$4,632	$2,752

			(Concluded)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dollar Thrifty Automotive Group, Inc. (“DTG”) is the successor to Pentastar Transportation Group, Inc. Prior to December 23, 1997, DTG was a wholly owned subsidiary of Chrysler LLC (such entity and its subsidiaries and members of its affiliated group are hereinafter referred to as “Chrysler”). On December 23, 1997, DTG completed an initial public offering of all its outstanding common stock owned by Chrysler together with additional shares issued by DTG.

The Company operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Management makes business and operating decisions on an overall company basis. Financial results are not available by brand.

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

Nature of Business – The Company operates in the U.S. and Canada and, through its Dollar and Thrifty brands, is primarily engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores. The Company also leases vehicles to franchisees for use in the daily vehicle rental business, sells vehicle rental franchises worldwide and provides sales and marketing, reservations, data processing systems, insurance and other services to franchisees. RCFC and DTFC provide vehicle financing to the Company.

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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10). A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing. These funds are primarily held in a highly rated money market fund with investments primarily in government and corporate obligations with a dollar-weighted average maturity not to exceed 60 days, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $8.9 million, $14.0 million and $16.9 million, for 2008, 2007 and 2006, respectively, and remains in restricted cash and investments.

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

Revenue-Earning Vehicles and Related Vehicle Depreciation Expense – Revenue earning vehicles are stated at cost, net of related discounts. The Company has historically purchased 50% to 60% of its vehicles for which residual values are determined by depreciation rates that are established and guaranteed by the manufacturers (“Program Vehicles”) with the remaining 40% to 50% of the Company’s vehicles purchased without the benefit of a manufacturer residual value guaranty program (“Non-Program Vehicles”). However in 2008, the Company has been increasing the level of Non-Program Vehicles in its fleet. At December 31, 2008, Non-Program Vehicles accounted for approximately 75% of the total fleet.

For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle auction market. The Company evaluates estimated residual values monthly. Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal shorter than the life used for depreciation purposes could result in a significant loss on sale. For 2008, the average holding term for Non-Program Vehicles was approximately ten months and for Program Vehicles was approximately six months.

For Program Vehicles, the Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle. The sales proceeds are received directly from auctions, in the case of the Chrysler program, with any shortfall in value being paid by Chrysler. With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales comes directly from the manufacturer. In either case, the Company bears the risk of collectibility on that receivable from the vehicle manufacturer. The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.

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

Website Development Costs – The Company capitalizes qualifying internal-use software development, including Website development, incurred subsequent to the completion of the preliminary project stage. Development costs are amortized over the shorter of the expected useful life of the software or five years. Costs related to planning, maintenance, and minor upgrades are expensed as incurred.

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

Accounts Payable – Book overdrafts of $7.6 million and $16.3 million, which represent outstanding checks not yet presented to the bank, are included in accounts payable at December 31, 2008 and 2007, respectively. These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Derivative Instruments – The Company uses SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), which requires that all derivatives be recorded on the balance sheet as either assets or liabilities measured at their fair value, and that changes in the derivatives’ fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Beginning in 2001 and continuing through 2006, the Company entered into interest rate swap agreements. These interest rate swap agreements do not qualify for hedge accounting treatment under SFAS No. 133; therefore, the changes in the interest rate swap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of operations. In May 2007, the Company entered into an interest rate swap agreement related to the 2007 Series notes (hereinafter defined) which constitutes a cash flow hedge and qualifies for hedge accounting treatment under SFAS No. 133, utilizing the “long-haul” method (Note 11).

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2008. Because of less predictability, self-insured reserves for SLI are not discounted.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss).

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $29.5 million, $34.1 million and $37.6 million, for 2008, 2007 and 2006, respectively.

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

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and common share equivalents outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company has utilized the treasury stock method.

Stock-Based Compensation – The Company previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” ("SFAS No. 123") changing from the intrinsic value-based method to the fair value-based method of accounting for stock-based compensation, and elected the prospective treatment option, which requires recognition as compensation expense for all future employee awards granted, modified or settled as allowed under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” ("SFAS No. 148"), an amendment of SFAS No. 123. The Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) as required on January 1, 2006.

All performance share, restricted stock and stock option awards are accounted for using the fair value-based method in accordance with SFAS No. 123 and SFAS No. 123(R) for the 2008, 2007, and 2006 periods. The Company issues common shares to its Board of Directors for attendance at Board of Director committee meetings. The fair value of these common shares is determined based on the closing market price of the Company’s common shares at the specific date on which the shares were earned and is recorded as a liability on the Company’s books until they are issued. In 2008, the Company issued approximately 1,258,000 stock options at a weighted average grant-date fair value per share of $7.58. The Company did not issue stock options in 2007 or 2006.

New Accounting Standards –

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted the provisions of SFAS No. 157 as required on January 1, 2008, except for the provisions related to nonfinancial assets and nonfinancial liabilities, which were adopted on January 1, 2009. The Company anticipates that adopting the provisions of SFAS No. 157 as they relate to nonfinancial assets and nonfinancial liabilities will only impact financial statement disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to make an irrevocable election to measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected should be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as required on January 1, 2008 and elected to not measure certain financial instruments and other assets and liabilities at fair value on an instrument-by-instrument basis.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”) which are both effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) requires the acquirer to recognize assets and liabilities and any noncontrolling interest in the acquiree at the acquisition date at fair value and requires the acquirer in a step-acquisition to recognize the identifiable assets and liabilities at the full amounts of their fair value. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and changes the layout of the consolidated income statement and classifies noncontrolling interests as equity in the consolidated balance sheet. The Company adopted the provisions of SFAS No. 141(R) and SFAS No. 160 as required on January 1, 2009. The Company is currently evaluating the impact SFAS No. 141(R) and SFAS No. 160 will have on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is effective for fiscal years beginning after December 15, 2008. SFAS No. 161 requires expanded disclosures related to an entity’s derivative instruments and hedging activities. The Company adopted the provisions of SFAS No. 161 as required on January 1, 2009. The Company is currently evaluating the impact SFAS No. 161 will have on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). The FSP provides guidance on assigning useful lives to intangible assets and requires expanded disclosures related to an entity’s intangible assets. The Company adopted the provisions of FSP FAS 142-3 as required on January 1, 2009. The Company is currently evaluating the impact FSP FAS 142-3 will have on its consolidated financial position and results of operations.

Reclassifications – Certain reclassifications have been made to the 2007 financial information to conform to the classifications used in 2008.

2.	OPERATIONS AND LIQUIDITY

The Company amended its Senior Secured Credit Facilities (hereinafter defined) as well as certain vehicle financing facilities on February 25, 2009 and is in full compliance with the terms of these facilities. Based on the recent amendment of these facilities, its unrestricted cash position and current operating trends, the Company believes it has sufficient liquidity to meet its business plan during 2009.

Certain circumstances could arise that would impact the Company’s operating plans and liquidity, and the Company believes it has taken appropriate steps in light of those risks, which include primarily a Chrysler restructuring or bankruptcy or the insolvency or bankruptcy of one of the monoline or bond insurers with respect to the Company's financing arrangements ("Monolines").

In the event of a Chrysler restructuring or bankruptcy, the Company’s primary exposures would be to receivables due from Chrysler, primarily from residual value guarantees on Program Vehicles, the potential impact a bankruptcy would have on the residual value of its vehicle inventories, and a disruption in vehicle supply.

In order to mitigate the exposure to Chrysler's credit, the Company significantly reduced its purchases of Program Vehicles during 2008 and amended its medium term note facilities to allow a U.S. fleet consisting entirely of Non-Program Vehicles (hereinafter defined).

To the extent, if any, a Chrysler bankruptcy has an impact on the residual value of Chrysler vehicles, the Company plans to operate Chrysler vehicles under longer holding periods, allowing the Company to depreciate the vehicle over a longer period of time, while generating additional revenue to cover the increased depreciation. The Company believes that this, combined with its ability to provide supplemental enhancement to its medium term notes through letters of credit and cash, if required, would allow the Company to mitigate the impact of a possible residual value decline.

Finally, in the event of a Chrysler restructuring or bankruptcy, the Company could be subject to a disruption in vehicle supply.  Based on its purchasing relationships with other suppliers, including Ford Motor Company, the Company believes it will be able to source sufficient vehicle inventories to meet its operating needs.

An insolvency or bankruptcy of a Monoline could trigger an amortization of the Company's obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of the Company's other financing agreements.  Amortization is required at the earlier of the sale date of the vehicle financed under the affected medium term note program or three years from the original invoice date of that vehicle. In the current financial markets, the Company does not believe that it would be able to issue new medium term notes, but does not believe that this lack of access will impact its ability to continue operations. Since the Company can hold vehicles for up to three years from the purchase date, the Company would expect to first extend the holding period of its vehicles, maximizing the useful life of the vehicles in the fleet prior to their sale. This would also allow the Company to maximize the cash available to pay off the vehicles, as the Company would continue making rent payments under the asset backed note program during the holding period. The Company would also expect to immediately reduce operations, closing smaller airport and local-market locations and retaining a presence in the most profitable locations as well as the top 75 U.S. airports. As part of this plan, the Company would also seek to franchise locations to third parties to generate additional revenue. Finally, the Company would undertake further reductions in its corporate headcount to position its staffing levels with the reduced scale of the business.

Moreover, as a result of the repayment of the affected amortizing medium term note program, the Company would no longer need to provide cash enhancement on vehicles financed under that program, which would in turn result in the release of additional unrestricted cash for use in operations or to repay debt.

While the circumstances discussed above have not come to fruition, and may not ever come to fruition, management believes, based on current facts and circumstances, that it has developed contingency plans that are adequate to mitigate the impact of these potential circumstances, such that it will be able to operate as a going concern during the year.

3.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,

	2008	2007	2006
	(In Thousands, Except Share and Per Share Data)
Net Income (loss)	$(340,422)	$1,215	$51,692

Basic EPS:
Weighted average common shares	21,375,589	22,580,298	24,195,933

Basic EPS	$(15.93)	$0.05	$2.14

Diluted EPS:
Weighted average common shares	21,375,589	22,580,298	24,195,933

Shares contingently issuable:
Stock options	-	168,075	264,098
Performance awards	-	283,161	419,313
Employee compensation shares deferred	-	414,518	270,085
Director compensation shares deferred	-	179,560	169,370

Shares applicable to diluted	21,375,589	23,625,612	25,318,799

Diluted EPS	$(15.93)	$0.05	$2.04

At December 31, 2008, 1,049,778 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS. At December 31, 2007 and 2006, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.

4.	ACQUISITIONS

During 2008, the Company did not acquire any new locations from franchisees; however, it distributed $2.1 million previously held in escrow to former franchisees in final settlement of acquisitions made in previous periods. During 2007, the Company added seven locations by acquiring its former franchisee in Seattle, Washington and Portland, Oregon and also acquired certain assets and assumed certain liabilities relating to 29 locations from former franchisees. During 2006, the Company acquired certain assets and assumed certain liabilities relating to 35 locations from former franchisees. In 2007 and 2006, total cash paid, net of cash acquired, for these acquisitions were $30.3 million and $34.5 million, respectively.

The Company adopted the provisions of EITF No. 04-1 in 2005 that impacted the way in which the Company accounts for certain business combination transactions through establishing identifiable intangibles, other than goodwill, such as reacquired franchise rights through the Company’s acquisitions of franchisee operations. The Company did not have any settlement gain or loss related to these preexisting relationships for the years ended December 31, 2008, 2007 and 2006. Based on the Company’s reacquired franchise right impairment assessment at March 31, 2008, management concluded that reacquired franchise rights were impaired, and the Company recorded a $69.0 million non-cash charge (pre-tax) related to the impairment of the entire reacquired franchise rights ($42.2 million after-tax) (Note 8).

The Company did not recognize any goodwill related to acquisition transactions during 2008 or 2006; however, in 2007 the Company recognized $0.1 million in goodwill related to acquisition transactions. Reacquired franchise rights and a portion of goodwill are both deductible for tax purposes. Each of the acquisitions has been accounted for using the purchase method of accounting and operating results of the acquirees from the dates of acquisition are included in the consolidated statements of operations of the Company. Acquisitions made in each year are not material individually or collectively to amounts presented for each of the years ended December 31, 2008, 2007 and 2006.

5.	RECEIVABLES

Receivables consist of the following:

	December 31,

	2008	2007
	(In Thousands)

Other vehicle manufacturer receivables	$109,859	$15,809
Trade accounts receivable	105,759	109,833
Due from Chrysler	41,313	95,023
Car sales receivable	17,717	22,125
Notes receivable	116	250
Fair value of interest rate swap	-	1,078

	274,764	244,118
Less allowance for doubtful accounts	(13,199)	(5,991)

	$261,565	$238,127

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days. The majority of the receivable is for buyback vehicles from Kia Motors America and Hyundai Motor America.

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued to certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold. As of December 31, 2008 there were approximately 17,000 units at auction awaiting sale.

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program and Non-Program Vehicles.

Fair value of interest rate swap represents the fair market value on interest rate swap agreements (Note 11).

Allowance for doubtful accounts represents potentially uncollectible amounts owed to the Company from franchisees, tour operators, corporate account customers and others. During 2008, the Company increased its allowance for doubtful accounts by $5.5 million due to one of the Company’s largest U.K. tour operator customers filing bankruptcy. The Company has fully reserved its loss exposure based on the outstanding receivable balance at December 31, 2008 net of amounts owed by the Company to this tour operator for which the Company believes it has legal right of offset.

6.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,

	2008	2007
	(In Thousands)

Revenue-earning vehicles	$2,358,573	$3,085,649
Less accumulated depreciation	(412,494)	(277,295)

	$1,946,079	$2,808,354

Dollar and Thrifty entered into U.S. vehicle supply agreements (the “VSA”) with Chrysler, which commenced with the 1997 model year. The VSA provides that the Company will purchase at least 75% of its vehicles from Chrysler to obtain the agreed upon incentive payments until a certain minimum level is reached. In September 2006, the VSA was amended to enable the Company to acquire vehicles through the 2011 model year. Under the terms of the VSA, Dollar and Thrifty will advertise and promote Chrysler products exclusively, and the Company will receive promotional payments from Chrysler for each model year. Purchases of revenue-earning vehicles from Chrysler were $1.7 billion, $3.4 billion and $3.7 billion during 2008, 2007 and 2006, respectively.

Historically, vehicle acquisition terms provided for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles. Payments received are included in proceeds from sales of revenue-earning vehicles and applied against the related receivables reflected in Due from Chrysler within Receivables, net on the balance sheet (Note 5). Additionally, the Company receives other incentives primarily related to the disposal of revenue-earning vehicles, which amounts have been reflected as offsets to vehicle depreciation expense in the consolidated statements of operations. Promotional payments received under the VSA are recognized as a reduction of the cost of the vehicles when acquired. The Company also receives interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs, which amounts are reflected as offsets in interest expense, net. The aggregate amount of payments recognized from Chrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $670.4 million, $771.5 million and $784.6 million in 2008, 2007 and 2006, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and are included in Due from Chrysler within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of Chrysler were $132.9 million, $133.1 million and $172.2 million in 2008, 2007 and 2006, respectively, and are included in Due from Chrysler within Receivables, net on the consolidated balance sheet.

Additionally, the Company acquires both Program and Non-Program Vehicles from other manufacturers. The aggregate amount of payments recognized from all manufacturers other than Chrysler for buyback or repurchase payments, guaranteed residual value program payments, interest reimbursement and other incentives, other than recovery costs, totaled $251.1 million, $188.6 million and $108.4 million in 2008, 2007 and 2006, respectively, of which a substantial portion of the payments relate to the manufacturers' buyback programs, and are included in Other Vehicle Manufacturer Receivables within Receivables, net on the consolidated balance sheet.

Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $1.2 million, $2.9 million and $7.1 million for 2008, 2007 and 2006, respectively, and is included in vehicle depreciation and lease charges, net.

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,

	2008	2007
	(In Thousands)
Land	$12,135	$12,240
Buildings and improvements	21,069	22,575
Furniture and equipment	93,008	93,905
Leasehold improvements	125,589	129,542
Construction in progress	7,759	13,876

	259,560	272,138
Less accumulated depreciation and amortization	(155,118)	(149,835)

	$104,442	$122,303

During 2008, the Company completed its long-lived assets impairment testing under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, and, based on projections for future cash flows, concluded that substantially all of the long-lived assets in its Canadian operation were impaired. The Company recorded a $5.9 million non-cash charge (pre-tax) related to this impairment.

8.	INTANGIBLE ASSETS

	December 31,

	2008	2007
	(In Thousands)
Amortized intangible assets
Software and other intangible assets	$78,663	$77,888
Less accumulated amortization	(48,885)	(43,312)

	29,778	34,576

Unamortized intangible assets
Reacquired franchise rights	-	69,201

Total intangible assets	$29,778	$103,777

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

In March 2008, based on the operating environment and in conjunction with reassessment of goodwill impairment (see discussion under Note 9 below), the Company reassessed its reacquired franchise rights for impairment. Impairment testing under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) also applies to reacquired franchise rights. Based on the assessment at March 31, 2008, management concluded that reacquired franchise rights were impaired, and the Company recorded a $69.0 million non-cash charge (pre-tax) related to the impairment of the entire reacquired franchise rights ($42.2 million after-tax).

Additionally, in December 2008, the Company wrote-off $10.7 million (pre-tax) of software related to the discontinuation of the Kiosk project announced during the fourth quarter of 2008 and other software no longer in use or considered impaired ($6.6 million after-tax).

During 2007, the Company wrote off $3.7 million (pre-tax) of software, of which $3.2 million was made obsolete by the new Pros Fleet Management Software and $0.5 million related to software no longer in use ($2.2 million after-tax).

The $79.7 million impairment in 2008 and the $3.7 million impairment in 2007 are both reflected in the goodwill and long-lived asset impairment line on the consolidated statements of operations.

Intangible assets with finite useful lives are amortized over their respective useful lives. The aggregate amortization expense recognized for the software and other intangible assets subject to amortization was $7.4 million, $6.4 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2008 for each of the next five years is as follows: $7.3 million, $6.7 million, $5.5 million, $4.2 million and $2.2 million.

9.	GOODWILL

Under SFAS No. 142, the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders’ equity. As a result of the decline in the Company’s stock price, the Company’s total stockholders’ equity exceeded its equity market capitalization including applying a reasonable control premium. The Company is required to place greater emphasis on the current stock price than on management’s long-range forecast in performing its impairment assessment. Based on this evaluation in the first quarter of 2008, management concluded that the entire amount of goodwill was impaired and the Company recorded a $281.2 million non-cash charge (pre-tax) related to the impairment of goodwill ($223.5 million after-tax).

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	December 31,

	2008	2007
	(In Thousands)
Beginning balance	$281,424	$280,103

Goodwill through acquisitions during the year	-	147
Effect of change in rates used for foreign currency translation	(252)	1,174
Goodwill impairment	(281,172)

Ending balance	$-	$281,424

10.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following (in thousands):

	December 31,

	2008	2007
Vehicle debt and other obligations
Asset backed medium term notes
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
2004 Series notes	-	500,000

	1,500,000	2,000,000
Discounts on asset backed medium term notes	(14)	(23)

Asset backed medium term notes, net of discount	1,499,986	1,999,977
Conduit Facility	215,000	12,000
Commercial paper, net of discount of $0 and $131 (including draws on Liquidity Facility)	274,901	25,851
Other vehicle debt	233,698	234,472
Limited partner interest in limited partnership (Canadian fleet financing)	86,535	135,512

Total vehicle debt and other obligations	2,310,120	2,407,812

Non-vehicle debt
Term Loan	178,125	248,750

Total non-vehicle debt	178,125	248,750

Total debt and other obligations	$2,488,245	$2,656,562

Asset Backed Medium Term Notes are comprised of rental car asset backed medium term notes issued by RCFC in May 2007 (the “2007 Series notes”), March 2006 (the “2006 Series notes”), April 2005 (the “2005 Series notes”) and May 2004 (the “2004 Series notes”).

The 2007 Series notes are floating rate notes that were converted to a fixed rate of 5.16% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2006 Series notes are floating rate notes that were converted to a fixed rate of 5.27% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.

The 2005 Series notes are comprised of $110.0 million 4.59% fixed rate notes and $290.0 million of floating rate notes. In conjunction with the issuance of the 2005 Series notes, the Company also entered into interest rate swap agreements (Note 11) to convert $190.0 million of the floating rate debt to fixed rate debt at a 4.58% interest rate. Additionally, in December 2006, the Company entered into an interest rate swap agreement to convert the remaining $100.0 million of the floating rate debt to fixed rate debt at a 5.09% interest rate.

The 2004 Series notes are floating rate notes that were converted to a fixed rate of 4.20% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes. During 2008, the 2004 Series notes were paid in full.

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

The asset backed medium term note programs are insured by Monolines, and each contains a minimum net worth condition and an interest coverage condition. In 2008, the Company executed amendments to its asset backed medium term notes which amended the minimum net worth condition in three of its four Monoline agreements to exclude the impact of any goodwill or other intangible asset impairment, and increased the level of Non-Program Vehicles allowed to be financed to 75%, allowing the Company to continue its efforts to increase the level of Non-Program Vehicles in its fleet. The Company provided increased enhancement for the one Monoline agreement not amended in order to comply with the existing minimum net worth condition. An insolvency or bankruptcy of any of these Monolines could trigger an amortization of the debt obligation. Amortization under the facilities is required at the earlier of the sale date of the vehicle financed under the facility, or three years from the original invoice date of that vehicle. The Company is in compliance with these conditions at December 31, 2008.

The asset backed medium term notes mature from 2010 through 2012 and are generally subject to repurchase by the Company on any payment date subject to a prepayment penalty.

Conduit Facility – On May 8, 2008, the Company renewed its Variable Funding Note Purchase Facility (the “Conduit Facility”) for another 364-day period with a capacity of $215.0 million. Proceeds are used for financing of vehicle purchases and for a periodic refinancing of asset backed notes. The Conduit Facility generally bears interest at market-based commercial paper rates (4.62% and 5.86% at December 31, 2008 and 2007, respectively). The Company had $215.0 million and $12.0 million outstanding under the Conduit at December 31, 2008 and 2007, respectively. In February 2009, the Conduit Facility was paid in full.

In conjunction with the Conduit Facility renewal, the Company modified the minimum net worth condition to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company. The Company is in compliance with these covenants at December 31, 2008.

Commercial Paper and Liquidity Facility – On May 8, 2008, the Company renewed its Commercial Paper Program (the “Commercial Paper Program”) for another 364-day period at a maximum capacity of $800.0 million supported by a 364-day extension of the Liquidity Facility (the “Liquidity Facility”) in the amount of $278.0 million. At any time, the Company may only issue commercial paper in an amount that does not exceed the sum of the Liquidity Facility and the letter of credit supporting the commercial paper notes. Proceeds are used for financing of vehicle purchases and for periodic refinancing of asset backed notes. The Liquidity Facility provides the Commercial Paper Program with an alternative source of funding if DTFC is unable to refinance maturing commercial paper by issuing new commercial paper. In conjunction with this renewal, the Company modified the minimum net worth covenant to exclude the impact of any goodwill or other intangible asset impairment, and increased the percentage of Non-Program Vehicles allowed. Additionally, a covenant was added to maintain a minimum level of excess liquidity. The renewal resulted in higher fees and requires increased enhancement levels to be maintained by the Company.

On September 23, 2008, the Company began borrowing under the Liquidity Facility. This borrowing under the Liquidity Facility resulted from the inability to sell maturing commercial paper due to a general disruption in the commercial paper markets due to instability in the global financial markets. The draws on this facility were used to pay down maturing commercial paper. The Liquidity Facility bears interest at prime which was 3.25% at December 31, 2008, while commercial paper rates ranged from 4.95% to 5.32% at December 31, 2007. At December 31, 2008, amounts outstanding were under the Liquidity Facility and totaled $274.9 million, which was paid in full in February 2009.

The Commercial Paper Program and Liquidity Facility contain minimum net worth covenants and an interest covenant. The Company is in compliance with these covenants at December 31, 2008.

Other Vehicle Debt includes various lines of credit that are collateralized by the related vehicles, including $104.8 million from vehicle manufacturers and $128.9 million from various banks at December 31, 2008. These lines of credit bear interest at varying rates based on LIBOR, prime or commercial paper rates. The weighted average variable interest rate for these lines of credit was 3.81% and 6.75% at December 31, 2008 and 2007, respectively.

In June, 2008, the Company was notified that its $150.0 million vehicle manufacturer line of credit would be canceled and therefore, effective September 12, 2008 the Company was not able to draw upon that line of credit. Existing borrowings at that time have been and will continue to be paid over the normal amortization period as vehicles financed under that line are sold. Any vehicles that are not sold must be paid off in January 2010.

In September, 2008, the Company’s $150.0 million bank line of credit was not renewed. The Company will pay down existing borrowings under the line as vehicles financed under that line are sold during 2009. Any vehicles that are not sold must be paid off in September 2009.

The vehicle manufacturer and bank lines of credit contain a leverage ratio covenant which requires that the Company’s corporate debt to corporate EBITDA be maintained within certain limits as defined in the respective agreements. Giving effect to all amendments, the Company is in compliance with all covenants at December 31, 2008. In February 2009, the Company amended these lines of credit. See Note 21 for further discussion.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles. The Partnership Agreement of the Partnership expires on May 31, 2010. Historically, the Limited Partner committed to funding CND$300.0 million which is funded through issuance and sale of notes in the Canadian commercial paper market. However, in October 2008, the committed funding was reduced from CND$300.0 million to CND$200.0 million (approximately US$164.0 million at December 31, 2008) through its final maturity.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner. The income share of the Limited Partner, which amounted to $5.4 million, $7.8 million and $6.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a tangible net worth covenant. DTG Canada was in compliance with all such covenants and requirements at December 31, 2008.

Senior Secured Credit Facilities – On June 15, 2007, the Company entered into the senior secured credit facilities (as amended, the “Senior Secured Credit Facilities”) comprised of a $350.0 million revolving credit facility (the “Revolving Credit Facility”) and a $250.0 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets, a maximum leverage ratio and prohibits share repurchases and the payment of cash dividend, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Term Loan bears interest at LIBOR plus 2.0%, which was 2.46% and 6.84% at December 31, 2008 and 2007, respectively. As of December 31, 2008, giving effect to all amendments, the Company is in compliance with all covenants.

The Company entered into three separate amendments to the Senior Secured Credit Facilities from July 2008 through November 2008 primarily to modify certain terms relating to the leverage ratio test. In order to facilitate such amendments, the Company agreed to reductions in capacity on the Revolving Credit Facility to $340 million, paid the Term Loan down to $178.1 million and must maintain $60 million of unrestricted cash and cash equivalents in trust with the agent on the facility, which the Company is allowed to use to prepay facility debt.

In February 2009, the Company amended the Senior Secured Credit Facility through its term in June 2013 replacing the leverage ratio test with two new covenants comprised of a minimum adjusted tangible net worth of $150 million and a minimum unrestricted cash and cash equivalents of $100 million.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility. As of December 31, 2008, the Company was required to pay a 0.375% commitment fee on the unused available line, a 2.00% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee. The Revolving Credit Facility permits letter of credit usage up to $340.0 million at December 31, 2008. The Company had letters of credit of approximately $312.8 million and $172.3 million outstanding under the Revolving Credit Facility at December 31, 2008 and 2007, respectively, and no outstanding borrowings at either period end.

As a result of amendments to the Revolving Credit Facility in February 2009, availability under the Revolving Credit Facility was reduced to $231.3 million, and the letter of credit fee was increased to 2.50%. See Note 21 for further discussion of the amendment in 2009.

Giving effect to the February 2009 amendment mentioned above, the Term Loan maturity date was accelerated by one year and now expires on June 15, 2013. The Company was required to make and did make a $20.0 million paydown upon execution of the amendment in February 2009 and will be required to make minimum quarterly principal payments of $2.5 million per quarter beginning in March 2010. At December 31, 2008, the Company had $178.1 million outstanding under the Term Loan.

Expected repayments of debt and other obligations outstanding at December 31, 2008 are as follows:

	2009	2010	2011	2012	2013	There- after
	(In Thousands)

Asset backed medium term notes	$-	$500,000	$500,000	$500,000	$-	$-
Conduit Facility (1)	215,000	-	-	-	-	-
Commercial paper and Liquidity (1)	274,901	-	-	-	-	-
Other vehicle debt	230,073	2,283	910	432	-	-
Limited partner interest	86,535	-	-	-	-	-
Term Loan (2)	-	-	-	-	-	178,125

Total	$806,509	$502,283	$500,910	$500,432	$-	$178,125

(1) Paid in full in February 2009.

(2) The Company amended the Senior Secured Credit Facilities in February 2009 and as part of the amendment the final maturity date of the Term Loan was accelerated to June 2013.  The Company was required to make and did make a $20 million pay down upon execution of the amendment and will be required to make amortization payments of $10 million per year beginning in 2010.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2004 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The Company reflects these swaps on its balance sheet at fair market value, which totaled approximately $119.6 million at December 31, 2008, included in accrued liabilities. At December 31, 2007, these swaps totaled $47.8 million comprised of liabilities, included in accrued liabilities, of approximately $48.9 million and assets, included in receivables, of approximately $1.1 million.

The interest rate swap agreements related to the asset backed medium term note issuances in 2004, 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”); therefore, the change in the interest rate swap agreements’ fair values must be recognized as an (increase) decrease in fair value of derivatives in the consolidated statements of operations. For the years ended December 31, 2008 and 2007, the Company recorded the related change in the fair value of the swap agreements of $36.1 million and $39.0 million, respectively, as a net decrease in fair value of derivatives in its consolidated statements of operations.

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Related to the 2007 Swap, the Company recorded a loss of $21.0 million and $12.0 million, which is net of income taxes, in total comprehensive income for the years ended December 31, 2008 and 2007, respectively. Deferred gains and losses are recognized in earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. Based on projected market interest rates, the Company estimates that approximately $12.8 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

In May 2008, the Company entered into an interest rate cap agreement in conjunction with renewal of the Conduit Facility, paying $0.2 million which is being amortized over the 12 month life of the facilities. The cap agreement had a fair value, which is included in receivables, of $0.1 million at December 31, 2008.

12.	FAIR VALUE MEASUREMENTS

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

The following table shows assets and liabilities measured at fair value as of December 31, 2008 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
	Total Fair Value Assets (Liabilities)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)

Description	at 12/31/08	(Level 1)	(Level 2)	(Level 3)

Derivatives Assets	$63	$-	$63	$-
Derivative Liabilities	(119,633)	-	(119,633)	-
Marketable Securities (available for sale)	348	348	-	-
Deferred Compensation Plan Assets	352	-	352	-
Deferred Compensation Plan Liabilities	(352)	-	(352)	-

Total	$(119,222)	$348	$(119,570)	$-

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

See Note 17 for discussion of the fair value of debt and other obligations.

13.	STOCKHOLDERS’ RIGHTS PLAN

On July 23, 1998, the Company adopted a stockholders’ rights plan. The rights were issued on August 3, 1998 to stockholders of record on that date, and the plan was originally set to expire on August 3, 2008. On August 1, 2008, the Company amended the plan to expire on August 3, 2009, unless extended by action of the stockholders of the Company, in which case the plan will expire on August 3, 2011.

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

The plan also includes an exchange option after the rights become exercisable. The Board of Directors may affect an exchange of part or all of the rights, other than rights that have become void, for shares of the Company’s common stock for each right. The Board of Directors may redeem all rights for $.01 per right, generally at any time prior to the rights becoming exercisable.

The issuance of the rights had no dilutive effect on the number of common shares outstanding and did not affect EPS.

14.	EMPLOYEE BENEFIT PLANS INCLUDING SHARE-BASED PAYMENT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. In 2007 and 2006, the Company matched the employee’s contribution up to 6% of the employee’s eligible compensation in cash, subject to statutory limitations. Effective February 22, 2008, the Company suspended its employer contribution; however, this matching contribution was reinstated at a reduced rate of up to 2% of the employees’ eligible compensation effective January 1, 2009.

Effective February 1, 2006, the Company no longer offers its Company stock as an investment option in the retirement savings plan for future contributions or transfers. Contributions expensed by the Company totaled $1.3 million, $5.4 million and $6.1 million in 2008, 2007 and 2006, respectively.

Included in accrued liabilities at December 31, 2008 and 2007 is $3.0 million and $2.8 million, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims. The Company expensed $20.6 million, $23.1 million, and $21.0 million for self-insured health claims incurred in 2008, 2007 and 2006, respectively.

The Company has bonus and profit sharing plans for all employees based on Company performance. For the years ended December 31, 2008 and 2007, the Company fell short of the stated performance objectives; consequently, no expense related to these plans was recorded. Expense related to these plans was $13.6 million in 2006.

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

Participants generally become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. Contributions to the deferred compensation and retirement plans are at the discretion of the Board of Directors based on the Company’s performance. In 2008, the Company suspended the contributions to the deferred compensation plan, in conjunction with the suspension of the matching contributions in the Company’s 401(k) plan in 2008. Likewise, the Company did not fund the retirement plan in 2008. The total of participant deferrals in the deferred compensation and retirement plans, which are reflected in accrued liabilities, was $0.4 million and $21.4 million as of December 31, 2008 and 2007, respectively. Expense related to these plans for contributions made by the Company totaled $2.1 million and $2.4 million in 2007 and 2006, respectively. No expense related to these plans was recorded in 2008.

Effective January 1, 2009, the Company adopted a 2009 Deferred Compensation Plan wherein key executives will receive contributions equal to 15% of such executives’ current annual base compensation. Under this Plan, Participants are immediately vested in the Company’s contributions.

Share-Based Payment Plans

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employee and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock. The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and grants under the LTIP. At December 31, 2008, the Company’s common stock authorized for issuance under the LTIP was 2,183,647 shares. The Company has 195,295 shares available for future LTIP awards at December 31, 2008 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

The Company recognized compensation costs of $3.9 million, $7.7 million and $11.1 million during 2008, 2007 and 2006, respectively, related to LTIP awards. The total income tax benefit recognized in the statements of operations for share-based compensation payments was $1.6 million, $3.1 million and $4.2 million for 2008, 2007 and 2006, respectively.

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

The Company recognized $1.0 million in compensation costs (included in the $3.9 million discussed above) during 2008 related to the 2008 stock option award, as required by SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). No expense was recorded during 2007 because all previously issued stock options were fully vested at January 1, 2007. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant. The assumptions used to calculate compensation expense relating to the stock option awards granted during 2008 were as follows: Weighted-average expected life of the awards of five years, volatility factor of 53.31%, risk-free rate of 3.19% and no dividend payments. The weighted average grant-date fair value of these options was $7.40. The options issued in January 2008 vest at the end of three years and the options issued in October 2008 vest over three years. Expense is recognized over the service period which is the vesting period. Unrecognized expense remaining for the options at December 31, 2008 is $2.9 million.

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

	Number of Shares (In Thousands)	Weighted Average Exercise Price	Wighted Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2005	956	$17.44	4.53	$17,816

Granted	-	-
Exercised	(426)	17.35
Canceled	(3)	16.66

Outstanding at December 31, 2006	527	17.51	3.56	14,804

Granted	-	-
Exercised	(62)	17.67
Canceled	-	-

Outstanding at December 31, 2007	465	17.49	2.63	2,883

Granted	1,258	7.58
Exercised	(3)	11.10
Canceled	(118)	18.44

Outstanding at December 31, 2008	1,602	$9.65	7.05	$122

Options exercisable at:
December 31, 2008	429	$18.08	1.49	$-
December 31, 2007	465	$17.49	2.63	$2,883
December 31, 2006	527	$17.51	3.56	$14,804

The total intrinsic value of options exercised during 2008, 2007 and 2006 was $28,000, $1.4 million, and $11.5 million, respectively. Total cash received for non-qualified option rights exercised during 2008, 2007 and 2006 totaled $30,000, $1.1 million and $7.4 million, respectively. The Company deems a tax benefit to be realized under SFAS No. 123(R) when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach). Under this approach, share-based compensation deductions are, effectively, always considered last to be realized. Due to significant net operating losses for income tax purposes, the Company did not realize any tax benefits from option exercises during 2008, 2007 or 2006.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	853	9.78	$0.95	-	-

$11.45 - $19.375	460	3.21	16.71	373	17.35

$21.1875 - $24.38	289	7.69	24.09	56	22.91

$0.77 - $24.38	1,602	7.05	$9.65	429	$18.08

Performance Shares – Performance shares are granted to Company officers and certain key employees. The awards granted in 2008, 2007 and 2006 established a target number of shares that generally vest at the end of a three year requisite service period following the grant-date. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares. The Company recognized compensation costs of $2.8 million, $6.7 million and $10.1 million in 2008, 2007 and 2006, respectively, for performance shares (included in the $3.9 million, $7.7 million and $11.1 million discussed above).

For the awards granted in 2008 and 2007, the expense related to performance shares is based on a market based condition as defined in SFAS No. 123(R) for 50% of the target award and on defined performance indicators for the other 50% of the target award. The grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

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

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis at 100% of target, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A. Any performance share installments not earned at the end of the requisite service period are forfeited. In January 2008, the 2005 grant of performance shares earned from January 1, 2005 through December 31, 2007, net of forfeitures, totaling 138,000 shares vested, were settled through the issuance of approximately 110,000 shares of common stock totaling approximately $4.0 million, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $1.0 million. In January 2007, the 2004 grant of performance shares earned from January 1, 2004 through December 31, 2006, net of forfeitures, totaling approximately 230,000 shares vested, were settled through the issuance of approximately 202,000 shares of common stock totaling approximately $5.8 million, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $0.9 million. In June 2006, the 2003 grant of performance shares earned from January 1, 2003 through December 31, 2005, net of forfeitures, totaling approximately 273,000 shares vested, were settled through the issuance of approximately 238,000 shares of common stock totaling approximately $3.9 million, and approximately 35,000 shares were used for net settlement to offset taxes totaling approximately $0.5 million. Historically, substantially all of these shares were directed to the deferred compensation plan by the Company at the request and for the benefit of the employees. In 2008, substantially all of these shares were issued to the employees.

The following table presents the status of the Company’s nonvested performance shares for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	814	$26.16

Granted	214	45.80
Vested	(273)	16.31
Forfeited	(53)	23.45

Nonvested at December 31, 2006	702	35.67

Granted	152	55.94
Vested	(230)	28.89
Forfeited	(102)	35.34

Nonvested at December 31, 2007	522	44.69

Granted	162	25.21
Vested	(138)	37.47
Forfeited	(205)	38.00

Nonvested at December 31, 2008	341	$41.93

At December 31, 2008, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $2.5 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted-average period of 1.5 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during 2008, 2007 and 2006 was $1.5 million, $9.5 million and $10.5 million, respectively. As of December 31, 2008, the intrinsic value of the nonvested performance shares was $0.4 million.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors.

In 2008, non-employee directors were granted 7,000 shares and the right to receive cash payments representing 15,295 shares at the settlement date price, which vested on December 31, 2008. In 2007 and 2006, non-employee directors were granted 21,610 and 27,511 restricted stock units, respectively, which vested on December 31, 2007 and 2006, respectively. The Company recognized compensation costs of $0.1 million, $1.0 million and $1.0 million in 2008, 2007 and 2006, respectively, for restricted stock units. The Committee generally grants restricted stock units to non-employee directors. These grants generally vest at the end of the fiscal year in which the grants were made. For the awards granted in 2008, 2007 and 2006, the grant-date fair value of the award was based on the closing market price of the Company’s common shares at the date of grant.

In May 2008, an employee director was granted 13,550 shares, which will vest on May 23, 2012. In October 2008, an employee director was granted 50,000 shares, which will vest on October 23, 2011. In 2008, the Company recognized compensation costs of $36,000 for the restricted stock units. At December 31, 2008, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.2 million, which will be recognized over the vesting period of the restricted stock.

The following table presents the status of the Company’s nonvested restricted stock units for the periods indicated:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	-	$-

Granted	28	38.06
Vested	(28)	38.06
Forfeited	-	-

Nonvested at December 31, 2006	-	-

Granted	22	46.90
Vested	(22)	46.90
Forfeited	-	-

Nonvested at December 31, 2007	-	-

Granted	71	4.52
Vested	(7)	11.58
Forfeited	-	-

Nonvested at December 31, 2008	64	$3.74

15.	SHARE REPURCHASE PROGRAM

In February 2006, the Company announced that its Board of Directors had authorized a $300 million share repurchase program to replace the existing $100 million program, of which $44.7 million had been used to repurchase shares. Due to weak economic and industry conditions, the Company suspended the share repurchase program in late 2007 and continued this suspension through year end 2008 when the share repurchase program expired with $117.1 million of remaining authorization. In 2007, the Company repurchased 2,304,406 shares of common stock at an average price of $31.05 per share totaling $71.5 million. In 2006, the Company repurchased 2,558,900 shares of common stock at an average price of $43.50 per share totaling $111.3 million. Since inception of the share repurchase programs, the Company has repurchased 6,414,906 shares of common stock at an average price of $35.48 per share totaling approximately $227.6 million, all of which were made in open market transactions.

16.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,

	2008	2007	2006
	(In Thousands)
Current:
Federal	$201	$2,979	$3,786
State and local	989	124	179
Foreign	834	513	2,071

	2,024	3,616	6,036

Deferred:
Federal	(98,858)	3,287	27,217
State and local	(19,545)	4,690	3,476

	(118,403)	7,977	30,693

	$(116,379)	$11,593	$36,729

Deferred tax assets and liabilities consist of the following:

		December 31,

		2008	2007
		(In Thousands)
Deferred tax assets:
Vehicle insurance reserves		$39,689	$39,263
Allowance for doubtful accounts and notes receivable		1,886	2,087
Other accrued liabilities		30,752	41,548
Federal and state NOL carryforwards		104,986	143,568
Interest rate swap		49,277	19,715
AMT credit carryforward		16,966	16,718
Intangible asset amortization		63,123	-
Canadian NOL carryforwards		10,672	19,880
Canadian depreciation		2,039	526
Other Canadian temporary differences		8,716	6

		328,106	283,311
Valuation allowance		(22,162)	(23,186)

Total		$305,944	$260,125

Deferred tax liabilities:
Depreciation		$439,066	$501,115
Intangible asset amortization		-	23,012
Other Canadian temporary differences		-	-
Other		521	3,410

Total		$439,587	$527,537

For the year ended December 31, 2008, the change in the net deferred tax liabilities constituted ($118.4 million) of deferred tax expense and ($15.4 million) of other comprehensive income that relates to the interest rate swap and foreign currency translation.

The Company has net operating loss carryforwards available in certain states to offset future state taxable income. At December 31, 2008, the Company has federal net operating loss carryforwards of approximately $280.0 million available to offset future taxable income in the U.S., which expire beginning in 2023 through 2024. A valuation allowance of approximately $0.7 million and $2.8 million existed at December 31, 2008 and 2007, respectively, for state net operating losses. At December 31, 2008, DTG Canada has net operating loss carryforwards of approximately $40.0 million available to offset future taxable income in Canada, which expire beginning in 2010 through 2028. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,

	2008		2007		2006

	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the maximum U.S. statutory rate	$(159,880)	35.0%	$4,483	35.0%	$30,947	35.0%
Difference resulting from:
State and local taxes, net of federal income tax benefit	(12,117)	2.7%	3,130	24.4%	2,528	2.9%
Foreign losses	7,701	(1.7%)	3,617	28.2%	1,614	1.8%
Foreign taxes	588	(0.1%)	275	2.2%	1,345	1.5%
Nondeductible impairment	43,749	(9.6%)	-	0.0%	-	0.0%
Other	3,580	(0.8%)	88	0.7%	295	0.3%

Total	$(116,379)	25.5%	$11,593	90.5%	$36,729	41.5%

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. Upon adoption of FIN No. 48 and as of December 31, 2008, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2008.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2005 through 2007 are subject to examination by federal taxing authorities and the tax years 2003 through 2007 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations. No amounts were recognized for interest and penalties upon adoption of FIN No. 48 or during the year ended December 31, 2008.

17.	CONCENTRATION OF CREDIT RISK AND FAIR VALUE INFORMATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted cash and investments, interest rate swaps, Chrysler and other vehicle manufacturer receivables and trade receivables. The Company limits its exposure on cash and cash equivalents and restricted cash and investments by investing in Aaa or P-1 rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions. Receivables from Chrysler, the Company's primary vehicle supplier, and other vehicle manufacturers consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs. The Company’s financial condition and results of operations would be materially adversely affected if Chrysler or another vehicle manufacturer were unable to meet their obligations to the Company. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas. Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies.

Cash and Cash Equivalents, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Vehicle Insurance Reserves – The carrying amounts of these items are a reasonable estimate of their fair value. The Company maintains its cash and cash equivalents in accounts that may not be federally insured. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Debt and Other Obligations – At December 31, 2008, the fair value of the asset backed medium term notes with fixed interest rates of $83.6 million was less than the carrying value of $110.0 million by approximately $26.4 million. Additionally, the fair value of debt with variable interest rates of $1.6 billion was less than the carrying value of $2.4 billion by approximately $788.5 million. The fair values of the asset backed medium term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes. Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $321.3 million and $47.2 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus, its carrying value is impacted by exchange rate fluctuations. However, this foreign currency risk is mitigated by the underlying collateral, which is represented by the Canadian fleet.

18.	COMMITMENTS AND CONTINGENCIES

Concessions and Operating Leases

The Company has certain concession agreements principally with airports throughout the U.S. and Canada. Typically, these agreements provide airport terminal counter space in return for a minimum rent. In many cases, the Company’s subsidiaries are also obligated to pay insurance and maintenance costs and additional rents generally based on revenues earned at the location. Certain of the airport locations are operated by franchisees who are obligated to make the required rent and concession fee payments under the terms of their franchise arrangements with the Company’s subsidiaries.

The Company’s subsidiaries operate from various leased premises under operating leases with terms up to 25 years. Some of the leases contain renewal options.

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,

	2008	2007	2006
	(In Thousands)

Rent	$51,535	$49,270	$42,493
Concession expenses:
Minimum fees	94,678	87,416	70,656
Contingent fees	40,866	49,493	51,021

	187,079	186,179	164,170

Less sublease rental income	(1,078)	(1,011)	(867)

Total	$186,001	$185,168	$163,303

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2008 are presented in the following table:

	Company-Owned Stores Concession Fees	Operating Leases	Total

	(In Thousands)
2009	$75,153	$57,010	$132,163
2010	60,650	43,841	104,491
2011	50,522	35,877	86,399
2012	45,637	29,362	74,999
2013	39,134	23,998	63,132
Thereafter	85,437	56,091	141,528

	356,533	246,179	602,712
Less sublease rental income	-	(1,253)	(1,253)

	$356,533	$244,926	$601,459

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims. In March 2006 and continuing in 2007, the Company retained risk of loss up to $4.0 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor. In February 2008, the Company increased its retained risk of loss up to $5.0 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage. The Company maintains insurance for losses above these levels.

In February 2009, the Company increased its retained risk of loss up to $7.5 million per occurrence for public liability and property damage claims, including third party bodily injury and property damage.

The Company continues to retain the risk of loss on supplemental liability insurance (“SLI”) policies sold to vehicle rental customers.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2008 and 2007, the public liability and property damage amounts have been discounted at 1.0% and 3.0% (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $1.2 million and $3.4 million at December 31, 2008 and 2007, respectively. SLI amounts are not discounted. Estimated future payments of Vehicle Insurance Reserves as of December 31, 2008 are as follows (in thousands):

2009	$28,128
2010	17,019
2011	11,555
2012	7,304
2013	4,086
Thereafter	3,974

Aggregate undiscounted public liability and property damage	72,066
Effect of discounting	(1,152)

Public liability and property damage, net of discount	70,914
Supplemental liability insurance	39,396

Total vehicle insurance reserves	$110,310

Contingencies

The Company is a defendant in several class action lawsuits in California and one in Nevada. The lawsuits allege that the Company violated wage and hour laws, including not providing meal and rest breaks, failure to reimburse uniform maintenance and failure to pay overtime wages and retaliation, that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code and incorrect calculation of a recovery fee. The Company intends to vigorously defend these matters. Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

Other

The Company is party to a data processing services agreement which requires annual payments totaling approximately $30.0 million for 2009, and $23.0 million for 2010 and 2011. The Company also has a telecommunications contract which will require annual payments totaling $2.2 million for 2009 and $1.5 million for 2010. Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $1.5 million for 2009.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $8.5 million and $12.9 million at December 31, 2008 and 2007, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada. The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids. Non-performance of the obligation by the franchisee would trigger the obligation of the Company. At December 31, 2008, there were no such guarantees on behalf of franchisees.

At December 31, 2008, the Company had outstanding vehicle purchase commitments of approximately $68.1 million.

19.	BUSINESS SEGMENTS

The Company’s corporate operating structure, is based on a functional structure and combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Consistent with this structure, management makes business and operating decisions on an overall company basis.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,

	2008	2007	2006
	(In Thousands)

Revenues:
United States	$1,594,283	$1,646,420	$1,552,902
Foreign countries	103,710	114,371	107,775

	$1,697,993	$1,760,791	$1,660,677

Long-lived assets:
United States	$103,260	$115,654	$111,134
Foreign countries	1,182	6,649	5,653

	$104,442	$122,303	$116,787

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

20.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2008 and 2007 follows:

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2008 Total

	(In Thousands Except Per Share Amounts)

Revenues	$396,506	$445,730	$500,648	$355,109	$1,697,993
Operating income (loss)	$4,809	$19,918	$62,465	$(30,633)	$56,559
Net income (loss)	$(297,942)	$10,765	$18,933	$(72,178)	$(340,422)
Earnings (loss) per share: (a)
Basic	$(14.07)	$0.50	$0.88	$(3.36)	$(15.93)
Diluted	$(14.07)	$0.49	$0.87	$(3.36)	$(15.93)

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2007 Total

	(In Thousands Except Per Share Amounts)

Revenues	$397,963	$451,604	$522,020	$389,204	$1,760,791
Operating income	$37,942	$44,712	$76,935	$5,656	$165,245
Net income (loss)	$5,162	$15,321	$11,313	$(30,581)	$1,215
Earnings (loss) per share: (a)
Basic	$0.22	$0.66	$0.50	$(1.45)	$0.05
Diluted	$0.21	$0.63	$0.48	$(1.45)	$0.05

(a) The earnings (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of earnings per share information for each quarter may not equal the total year amounts.

Operating income in the table above represents pre-tax income before interest, goodwill and long-lived asset impairment and (increase) decrease in fair value of derivatives. Certain reclassifications were made to 2007 financial information to conform to the classifications used in 2008.

During the first quarter of 2008, based on a continued decline in the Company’s stock price, the Company recorded goodwill impairment of $281.2 million (pre-tax) and reacquired franchise rights impairment of $69.0 million (pre-tax) based on performing updated impairment analysis under SFAS No. 142.

During the fourth quarter of 2008, due to continued deterioration in the operating environment, the Company performed impairment testing related to long-lived assets under SFAS No. 144 and wrote off $16.6 million (pre-tax) related to certain IT initiatives and substantially all of the long-lived assets in its Canadian operations.

During the third and fourth quarters of 2007, the Company wrote off $3.7 million of software either no longer in use or made obsolete by the new Pros Fleet Management Software, which was implemented during the latter part of 2007.

21.	SUBSEQUENT EVENTS

On February 4, 2009, the Company amended the Senior Secured Credit Facilities, to permanently reduce the maximum outstanding enhancement letters of credit with respect to the Company’s Commercial Paper Program and asset-backed medium term note programs by $50.0 million. The amendment to the Senior Secured Credit Facilities made a corresponding reduction in the Company’s Revolving Credit Facility that permanently reduced the total revolving loan and letter of credit commitment from $340.0 million to $290.0 million. In conjunction with amending the Senior Secured Credit Facilities, the Company amended its asset backed medium term notes to allow it to operate a fleet of up to 100% risk vehicles.

On February 9, 2009, the Company executed a secondary vehicle supply agreement with Ford that, beginning with the 2009 Program Year, will allow the Company to source a portion of its annual vehicle purchases, with certain minimum and maximum volumes, through Ford until August 2012. The VSA may be renewed for a three-year term, upon written agreement of the parties entered prior to August 31, 2012.

In February 2009 the Company paid off all outstanding amounts under the Conduit Facility and the Liquidity Facility totaling $215.0 million and $274.9 million, respectively.

In February 2009, prior to the expiration of the amendment period, the Company amended the Senior Secured Credit Facilities through June 15, 2013, their final maturity date. Under the Senior Secured Credit Facilities, the Company will no longer be required to maintain a minimum leverage ratio, but must maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. In connection with the amendment, the Company prepaid $20 million of its Term Loan and permanently reduced the total Revolving Credit Facility commitments to $231.3 million. In addition, the amendment provides that Revolving Credit Facility commitments will be restricted to issuances of letters of credit in future periods. The amendments provide for a 50 basis point increase in the interest rate borne by outstanding debt under all three financing agreements, including letters of credit. The Company also paid one-time amendment fees of 50 basis points, based on outstanding commitments and/or loans. The Company used approximately $24 million of unrestricted cash for the Term Loan payment, fees and expenses associated with the amendments. Concurrently with the amendment of the Senior Secured Credit Facilites, the Company made comparable amendments to two fleet financing agreements from a vehicle manufacturer and various banks.

******

SCHEDULE II

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006

	Balance at	Additions		Balance at
	Beginning	Charged to		End of
	of Year	Income	Deductions	Year
	(In Thousands)

2008

Allowance for doubtful accounts	$5,991	$7,878	$(670)	$13,199

Vehicle insurance reserves	$110,034	$55,535	$(55,259)	$110,310

Valuation allowance for deferred tax assets	$23,186	$(1,024)	$-	$22,162

2007

Allowance for doubtful accounts	$9,961	$1,022	$(4,992)	$5,991

Vehicle insurance reserves	$103,921	$51,794	$(45,681)	$110,034

Valuation allowance for deferred tax assets	$18,572	$4,614	$-	$23,186

2006

Allowance for doubtful accounts	$20,606	$415	$(11,060)	$9,961

Vehicle insurance reserves	$100,613	$53,855	$(50,547)	$103,921

Valuation allowance for deferred tax assets	$17,452	$1,120	$-	$18,572

The “deductions” column of allowance for doubtful accounts represents write-offs of fully reserved franchisee accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have audited the internal control over financial reporting of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 3, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

March 3, 2009

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Named Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors - Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Voting Securities and Principal Shareholders” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2008 with respect to the Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a)) (c)

Equity compensation plans
approved by security holders	1,601,796	$9.65	195,295

Equity compensation plans not
approved by security holders	None	None	None

Total	1,601,796	$9.65	195,295 (1)

(1)

At December 31, 2008, total common stock authorized for issuance was 2,183,647 shares, which included 1,601,796 unexercised option rights and 386,556 Performance Shares, assuming a maximum 200% target payout for all nonvested Performance Shares. The Performance Shares ultimately issued will likely be less (refer to Note 14 of Notes to Consolidated Financial Statements). The remaining common stock available for future issuance at December 31, 2008 is 195,295 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the caption “Independence, Meetings, Committees and Compensation of the Board of Directors - Independence” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2008, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)

Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2008, 2007 and 2006 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data. All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661*
3.2

Fourth Amended and Restated By-Laws of Dollar Thrifty Automotive Group, Inc., adopted effective as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647*

4.1	Form of Certificate of Common Stock, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661*
4.14

Note Purchase Agreement dated as of March 4, 1998 among Rental Car Finance Corp., Dollar Thrifty Funding Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.15

Liquidity Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Certain Financial Institutions and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.16

Depositary Agreement dated as of March 4, 1998 between Dollar Thrifty Funding Corp. and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.17

Collateral Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., Credit Suisse First Boston Corporation and Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.18

Dealer Agreement dated as of March 4, 1998 among Dollar Thrifty Funding Corp., DTG, Credit Suisse First Boston Corporation and Chase Securities Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed March 16, 1998, Commission File No. 1-13647*

4.19

Rights Agreement (including a Form of Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit A thereto, a Form of Right Certificate as Exhibit B thereto and a Summary of Rights to Purchase Preferred Stock as Exhibit C thereto) dated as of July 23, 1998 between DTG and Harris Trust and Savings Bank, as Rights Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 24, 1998, Commission File No. 1-13647*

4.27

Amendment No. 3 to Liquidity Agreement dated as of February 18, 2000 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2000, filed May 10, 2000, Commission File No. 1-13647*

4.35

Note Purchase Agreement dated as of December 15, 2000 among Rental Car Finance Corp., DTG, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Managing Agents from time to time party thereto and Bank One, NA, as Administrative Agent, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.36

Enhancement Letter of Credit Application and Agreement dated as of December 15, 2000 among Dollar, Thrifty, DTG, Rental Car Finance Corp. and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2000, filed March 13, 2001, Commission File No. 1-13647*

4.39

Amendment No. 4 to Liquidity Agreement dated as of February 28, 2001 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2001, filed May 11, 2001, Commission File No. 1-13647*

4.46

Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.57

Amendment No. 2 to Note Purchase Agreement dated as of January 31, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.62

Amendment No. 5 to Liquidity Agreement dated as of February 26, 2002 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2002, filed May 10, 2002, Commission File No. 1-13647*

4.64

Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66

Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70

Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.78

Notice of Additional Ownership Group Becoming Party to Note Purchase Agreement from Rental Car Finance Corp. dated as of August 15, 2002, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.79

Addendum to Note Purchase Agreement dated as of August 15, 2002 among ABN AMRO Bank N.V., Amsterdam Funding Corporation, Rental Car Finance Corp. and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2002, filed November 12, 2002, Commission File No. 1-13647*

4.85

Amendment No. 4 to Note Purchase Agreement dated as of December 12, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

4.94

Amendment No. 6 to Liquidity Agreement dated as of February 24, 2003 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.97

Amendment No. 5 to Note Purchase Agreement dated as of March 18, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2003, filed May 14, 2003, Commission File No. 1-13647*

4.107

Amendment No. 6 to Note Purchase Agreement dated as of December 10, 2003 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and The Bank of Nova Scotia, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2003, filed March 12, 2004, Commission File No. 1-13647*

4.110

Amendment No. 7 to Liquidity Agreement dated as of February 20, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, Commission File No. 1-13647*

4.111

Amendment No. 7 to Note Purchase Agreement dated as of March 24, 2004 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.115

Amendment No. 8 to Liquidity Agreement dated as of March 24, 2004 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.117

Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.131

Amendment No. 8 to Note Purchase Agreement dated as of March 22, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission File No. 1-13647*

4.135

Amendment No. 9 to Liquidity Agreement dated as of March 22, 2005 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse First Boston, filed as the same numbered exhibit with DTG's Form 8-K, filed March 28, 2005, Commission No. 1-13647*

4.140

Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141

Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143

Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.144

Amendment No. 9 to Note Purchase Agreement dated as of February 1, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed February 7, 2006, Commission No. 1-13647*

4.147

Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 29, 2006, Commission No. 1-13647*

4.148

Amendment No. 10 to Note Purchase Agreement dated as of March 17, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Wasserstein Securities LLC, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.151

Amendment No. 10 to Liquidity Agreement dated as of March 17, 2006 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.153

Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.156

Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.158

Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.159

Amendment No. 11 to Note Purchase Agreement dated as of March 20, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Dresdner Kleinwort Securities LLC, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 30, 2007, Commission No. 1-13647*

4.161

Amendment No. 11 to Liquidity Agreement dated as of March 20, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, and Credit Suisse, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 30, 2007, Commission No. 1-13647*

4.163

Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.164

Second Amended and Restated Series 1998-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.165

Amended and Restated Series 2000-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.168

Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.169

Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.170

Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.171

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.172

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.173

Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.175

Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 2007, Commission File No. 1-13647*

4.176

Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.178

Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.179

CP Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among Dollar Thrifty Funding Corp., DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 1998-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.180

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2000-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.181

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2004-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.182

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2005-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.183

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.184

Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.185

Amendment No. 12 to Note Purchase Agreement dated as of June 19, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and JPMorgan Chase Bank, National Association, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.186

Amendment No. 1 to Amended and Restated Series 2000-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, ABN AMRO Bank N.V., JPMorgan Chase Bank, National Association, BNP Paribas, New York Branch, Mizuho Corporate Bank, Ltd. and Working Capital Management Co., LP, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.187

Extension Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.188

Amendment No. 12 to Liquidity Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.189

Amendment No. 1 to Second Amended and Restated Series 1998-1 Supplement dated as of June 19, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.190

Amendment No. 1 dated as of June 19, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.191

Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.192

Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.193

Amendment No. 13 to Note Purchase Agreement dated as of May 8, 2008 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., the Conduit Purchasers parties thereto, the Committee Purchasers parties thereto, the Managing Agents parties thereto, and JPMorgan Chase Bank, N.A., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.194

Amendment No. 2 to Amended and Restated Series 2000-1 Supplement dated as of May 8, 2008 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A. and Deutsche Bank AG, New York Branch, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.195

Extension Agreement and Agreement to Revise or Terminate Certain Liquidity Commitments dated as of May 8, 2008 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.196

Amendment No. 13 to Liquidity Agreement dated as of May 8, 2008 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.197

Amendment No. 2 to Second Amended and Restated Series 1998-1 Supplement dated as of May 8, 2008 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Trust Company Americas and Dollar Thrifty Funding Corp., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.198

Amendment No. 2 dated as of May 8, 2008 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.199

Master Consent Agreement dated as of May 8, 2008 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Thrifty Funding Corp., Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Credit Suisse, acting through its New York Branch, Bank of Montreal, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Comerica Bank, Credit Industriel et Commercial and Wells Fargo Bank, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.200

Amendment No. 1 to the Rights Agreement, dated as of November 19, 1998, by and between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A. (successor rights agent to Harris Trust and Savings Bank) (as Rights Agent), Filed as the same numbered exhibit with DTG’s Form 8-A/A, filed August 2, 2008, Commission File No. 1-13647*

4.201

Amendment No. 2 to the Rights Agreement, dated as of August 1, 2008, by and between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A. (successor rights agent to Harris Trust and Savings Bank) (as Rights Agent), Filed as the same numbered exhibit with DTG’s Form 8-A/A, filed August 2, 2008, Commission File No. 1-13647*

4.202

Amendment No. 2 to Series 2005-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.203

Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.204

Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.205	Amendment No. 3 to Series 2005-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.206	Amendment No. 4 to Series 2006-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.207	Amendment No. 2 to Series 2007-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.208

Amendment No. 1 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc. as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc. as Guarantor and Master Servicer**

4.209

Amendment No.2 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer**

10.8	Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661*

10.10	Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661*
10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999*
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
10.177

Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.178

Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.179

Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.180

Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.181

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.182

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 27, 2007 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.183

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 28, 2007 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.184

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.185

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 20, 2007 executed by John C. Pope, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.186

Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 29, 2007 executed by Edward L. Wax, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.187

Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation Effective January 1, 2008 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 10-K, filed February 29, 2008, Commission File No. 1-13647*

10.188

Indemnification Agreement dated as of April 8, 2008 between Dollar Thrifty Automotive Group, Inc. and Kimberly D. Paul, Vice President and Chief Accounting Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2008, Commission File No. 1-13647*

10.189

Retirement and Separation Agreement by and between Yves Boyer and Dollar Thrifty Automotive Group, Inc. effective and enforceable on December 31, 2007, filed as the same numbered exhibit with DTG’s Form 10-Q, filed May 12, 2008, Commission File No. 1-13647*

10.190	Third Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 21, 2008, Commission File No. 1-13647*
10.191

Indemnification Agreement dated as of May 23, 2008 between Dollar Thrifty Automotive Group, Inc. and Scott L. Thompson, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 28, 2008, Commission File No. 1-13647*

10.192

First Amendment to Credit Agreement dated as of July 9, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 10, 2008, Commission File No. 1-13647*

10.193

Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.194

Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between Scott L. Thompson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.195

Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.196

Deferral Agreement regarding 2008 annual incentive compensation plan dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.197

Deferral Agreement regarding 2006 performance share plan dated June 30, 2008 between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.198

Deferral Agreement regarding 2006 performance share plan dated June 30, 2008 between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.199

Deferral Agreement regarding 2006 performance share plan dated June 30, 2008 between John J. Foley and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 5, 2008, Commission File No. 1-13647*

10.200

Second amendment to credit agreement dated as of September 29, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the credit agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 30, 2008, Commission File No. 1-13647*

10.201	Dollar Thrifty Automotive Group, Inc. 2008/2009 Executive Retention Bonus Plan, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 5, 2008, Commission File No. 1-13647*

10.202

Retirement and Consulting Agreement by and between Gary L. Paxton and Dollar Thrifty Automotive Group, Inc. effective and enforceable on October 13, 2008, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 5, 2008, Commission File No. 1-13647*

10.203

Third Amendment to Credit Agreement dated, as of November 17, 2008 and effective as of November 24, 2008, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed November 24, 2008, Commission File No. 1-13647*

10.204

Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647*

10.205

Employment Continuation Agreement dated December 9, 2008 between the Company and Scott L. Thompson, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647*

10.206

Fourth Amendment to Credit Agreement dated as of February 4, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG's Form 8-K, filed February 10, 2009, Commission File No. 1-13647*

10.207

Fifth Amendment to Credit Agreement dated as of February 25, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG's Form 8-K, filed February 25, 2009, Commission File No. 1-13647*

10.208	Form of Amendment to Notice of Election Regarding Payment of Director’s Fees between the Company and the applicable director**
10.209	Separation Agreement between John J. Foley and Dollar Thrifty Automotive Group, Inc. effective October 13, 2008**
10.210	Umbrella 409A Amendment for Performance Shares effective December 9, 2008**
10.211	Amended and Restated Deferred Compensation Plan dated December 9, 2008**
10.212	Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (As Amended and Restated Effective December 9, 2008)**
10.213	Amended and Restated Retirement Plan effective as of December 9, 2008**
10.214	2009 Deferred Compensation Plan effective January 1, 2009**

10.215	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2009 Until Further Modified**
10.216	Vehicle Policy for Directors Restated effective January 29, 2009**
10.217	Form of Indemnification Agreement between the Company and the applicable employee**
10.218	Vehicle Supply Agreement dated as of February 9, 2009 between Ford Motor Company and DTG**
21	Subsidiaries of DTG**
23.36

Consent of Tullius Taylor Sartain & Sartain LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2007, filed June 26, 2008, Commission File No. 1-13647*

23.39

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-152401**

31.55	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.56	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.55	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.56	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

___________

*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 3, 2009	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By: /s/ SCOTT L. THOMPSON
Name: Scott L. Thompson
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SCOTT L. THOMPSON Scott L. Thompson	Chief Executive Officer President and Director	March 3, 2009
/s/ H. CLIFFORD BUSTER III H. Clifford Buster III	Chief Financial Officer, Executive Vice President and Principal Financial Officer	March 3, 2009
/s/ THOMAS P. CAPO Thomas P. Capo	Director and Chairman of the Board	March 3, 2009
/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 3, 2009
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 3, 2009
/s/ RICHARD W. NEU Richard W. Neu	Director	March 3, 2009
/s/ JOHN C. POPE John C. Pope	Director	March 3, 2009
/s/ EDWARD L. WAX Edward L. Wax	Director	March 3, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

4.205	Amendment No. 3 to Series 2005-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.206	Amendment No. 4 to Series 2006-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.207	Amendment No. 2 to Series 2007-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.208

Amendment No. 1 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc. as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc. as Guarantor and Master Servicer

4.209

Amendment No.2 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

10.208	Form of Amendment to Notice of Election Regarding Payment Of Director’s Fees between the Company and the applicable directors
10.209	Separation Agreement between John J. Foley and Dollar Thrifty Automotive Group, Inc. effective October 13, 2008
10.210	Umbrella 409A Amendment for Performance Shares effective December 9, 2008
10.211	Amended and Restated Dollar Thrifty Automotive Group, Inc. Deferred Compensation Plan dated December 9, 2008
10.212	Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (As Amended and Restated Effective December 9, 2008)
10.213	Amended and Restated Retirement Plan effective as of December 9, 2008
10.214	2009 Deferred Compensation Plan effective January 1, 2009
10.215	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2009 Until Further Modified
10.216	Vehicle Policy for Directors Restated effective January 29, 2009

10.217	Form of Indemnification Agreement between the Company and the applicable employee
10.218	Vehicle Supply Agreement dated as of February 9, 2009 between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidentiality treatment)
21	Subsidiaries of DTG
23.39

Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714 and Registration No. 333-152401

31.55	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.56	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.55	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.56	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002