Form 10-Q
period 2009-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2009-05-06
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X      No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes          No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	_	Accelerated filer _X__	Non-accelerated filer___ .	Smaller reporting company____

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes       No    X  _

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2009 was 21,688,942.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	29

ITEM	4. CONTROLS AND PROCEDURES	30

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	30

ITEM	1A. RISK FACTORS	31

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	31

ITEM	6. EXHIBITS	32

SIGNATURES	33

INDEX TO EXHIBITS	34

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2009 and Management’s Plans” and “Liquidity and Capital Resources”. These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include:

•

the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial markets, constrained credit markets and concerns about global economic prospects, which have continued to depress consumer confidence and spending levels and could affect the ability of our customers to meet their payment obligations to us;

•

the impact on us, the U.S. automotive industry and prospects for the economy as a whole of the pending bankruptcy proceeding of Chrysler, our principal supplier, including whether Chrysler will consummate a plan of reorganization or be forced to liquidate; the impact of the proceeding and any plan of reorganization on the timing and amount of payments Chrysler may make to us under residual value guarantees it provides to us and whether Chrysler will continue to provide those guarantees; the impact of the proceeding on residual values of Chrysler vehicles (including particularly any discontinued brands), which could adversely affect our recoveries in the used car market; and whether our plans to mitigate the impact of Chrysler’s bankruptcy on our business and prospects are successful;

•	the impact on the U.S. automotive industry and prospects for the economy as a whole of the potential bankruptcy or significant restructuring of GM;
•

the impact of further federal initiatives to stabilize and revitalize the U.S. automotive industry, including the potential adverse impact on residual values of vehicles in our fleet of any federal incentive program that promotes the replacement of high fuel consumption vehicles with more fuel efficient vehicles;

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

•	the impact of our strategy to increase holding periods for vehicles in our fleet, including potential adverse customer perceptions of the quality of our fleet and increased servicing costs;
•	volatility in gasoline prices;
•

our ability to obtain cost-effective financing as needed without unduly restricting operational flexibility, particularly if global economic conditions deteriorate further, and our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of those amendments, such as potential reductions in lender commitments;

•

our ability to manage the consequences under our financing agreements of a default by any of the Monolines that provide credit support for our asset backed financing structures, such as Financial Guarantee Insurance Company and Syncora Guaranty, which guarantee an aggregate of approximately $900 million of our debt;

•

whether counterparties under our derivative instruments will continue to perform as required; whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stabilize the financial markets will be successful;

•	the effectiveness of other actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary;
•	disruptions in information and communication systems we rely on, including those relating to methods of payment;
•	access to reservation distribution channels;
•	the cost of regulatory compliance and the outcome of pending litigation;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed; and
•	the impact of natural catastrophes and terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

May 6, 2009

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands Except Per Share Data)

	Three Months Ended March 31,

	(Unaudited)
	2009	2008

REVENUES:
Vehicle rentals	$345,313	$377,971
Other	17,109	18,535

Total revenues	362,422	396,506

COSTS AND EXPENSES:
Direct vehicle and operating	185,016	215,363
Vehicle depreciation and lease charges, net	119,984	122,662
Selling, general and administrative	46,887	53,672
Interest expense, net of interest income	26,154	22,137
Goodwill and long-lived asset impairment	261	350,144

Total costs and expenses	378,302	763,978

(Increase) decrease in fair value of derivatives	(5,045)	28,147

LOSS BEFORE INCOME TAXES	(10,835)	(395,619)

INCOME TAX BENEFIT	(1,895)	(97,677)

NET LOSS	$(8,940)	$(297,942)

BASIC LOSS PER SHARE	$(0.42)	$(14.07)

DILUTED LOSS PER SHARE	$(0.42)	$(14.07)

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS:
Cash and cash equivalents	$93,001	$229,636
Cash and cash equivalents - required minimum balance (Note 3)	100,000	-
Restricted cash and investments	574,261	596,588
Receivables, net	152,530	261,565
Prepaid expenses and other assets	71,439	69,248
Revenue-earning vehicles, net	1,485,548	1,946,079
Property and equipment, net	99,283	104,442
Income taxes receivable	-	845
Intangible assets, net	28,361	29,778

	$2,604,423	$3,238,181

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$48,929	$48,898
Accrued liabilities	261,502	242,369
Income taxes payable	4,112	-
Deferred income tax liability	122,513	133,643
Vehicle insurance reserves	108,626	110,310
Debt and other obligations	1,851,497	2,488,245

Total liabilities	2,397,179	3,023,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,101,682 and 28,039,658 issued, respectively, and 21,686,776 and 21,624,752 outstanding, respectively	281	280
Additional capital	804,422	803,304
Retained earnings (deficit)	(340,851)	(331,911)
Accumulated other comprehensive loss	(29,039)	(29,388)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)

Total stockholders’ equity	207,244	214,716

	$2,604,423	$3,238,181

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,940)	$(297,942)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	119,662	122,266
Non-vehicle depreciation	5,340	5,242
Net losses from disposition of revenue-earning vehicles	149	15
Amortization	1,998	1,642
Performance share, stock option and restricted stock plan	1,118	868
Interest income earned on restricted cash and investments	(1,551)	(2,224)
Net losses from sale of property and equipment	-	45
Goodwill and long-lived asset impairment	261	350,144
Provision for losses on receivables	1,340	950
Deferred income taxes	(11,795)	(97,783)
Change in fair value of derivatives	(5,045)	28,147
Change in assets and liabilities:
Income taxes payable/receivable	4,957	147
Receivables	107,720	53,973
Prepaid expenses and other assets	2,161	11,502
Accounts payable	786	(8,946)
Accrued liabilities	25,924	(8,865)
Vehicle insurance reserves	(1,684)	(2,375)
Other	(703)	(788)

Net cash provided by operating activities	241,698	156,018

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(228,513)	(977,378)
Proceeds from sales	569,233	1,065,214
Net change in cash and equivalents - required minimum balance	(100,000)	-
Net change in restricted cash and investments	23,878	(132,200)
Property, equipment and software:
Purchases	(1,764)	(8,954)
Proceeds from sales	-	4
Acquisition of businesses, net of cash acquired	(8)	(566)

Net cash provided by (used in) investing activities	262,826	(53,880)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(In Thousands)

	Three Months
	Ended March 31,

	(Unaudited)
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	619	1,340,842
Payments of vehicle debt and other obligations	(617,370)	(1,407,057)
Payments of non-vehicle debt	(20,000)	(625)
Issuance of common shares	1	33
Financing issue costs	(4,409)	-

Net cash used in financing activities	(641,159)	(66,807)

CHANGE IN CASH AND CASH EQUIVALENTS	(136,635)	35,331

CASH AND CASH EQUIVALENTS:
Beginning of period	229,636	101,025

End of period	$93,001	$136,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for / (refund of):
Income taxes to (from) taxing authorities	$4,930	$(52)

Interest	$25,573	$25,744

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included in accounts payable	$755	$2,294

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries. DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. Thrifty, Inc. is the parent company of Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”). The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Note 1 to the consolidated financial statements contained in the Form 10-K filed with the Securities and Exchange Commission on March 3, 2009 have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm. The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the Company’s opinion, it made all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods. Results for interim periods are not necessarily indicative of results for a full year.

2.	OPERATIONS AND LIQUIDITY

Our principal supplier, Chrysler, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on April 30, 2009. Chrysler has announced that it will seek to implement a reorganization involving a sale of the majority of its operating assets to a subsidiary formed by Fiat S.p.A. (“New Chrysler”). The reorganization process may be time-consuming and could involve uncertainties as to the timing and amount of payments made to creditors, suppliers and customers of Chrysler, including the Company. The Company’s primary exposures to Chrysler include trade receivables, residual value guarantees on Program Vehicles, potential disruption in vehicle supply and the potential for residual value deterioration on vehicles in its operating fleet as a result of the Chrysler bankruptcy.

Since March 31, 2009, the Company has continued to collect receivables from Chrysler in the normal course of business under customary payment terms. Approximately $13 million of the $19.3 million in Chrysler receivables outstanding at March 31, 2009 (see Note 7 herein) have been collected as of April 30, 2009. Chrysler filed a motion with the bankruptcy court on April 30, 2009 stating its expectation that obligations under its guaranteed depreciation programs will be assumed by New Chrysler. In that case, the Company would be entitled to payment of all amounts then due under the guaranteed depreciation programs. Accordingly, management believes that the Company will collect substantially all receivables outstanding at March 31, 2009 and has not recorded an allowance to reduce these receivables at March 31, 2009.

As of April 30, 2009, the Company had approximately $11 million of trade receivables due from Chrysler, and estimated exposure of $28 million related to residual value guarantees provided by Chrysler, primarily related to program vehicles scheduled to be returned in the second half of 2009, as well as a limited number of vehicles that have been returned to auction but not yet sold. New Chrysler’s assumption of the guaranteed depreciation program with the Company would also mitigate the Company’s potential future. To further mitigate its exposure, the Company amended its medium term note facilities to allow a U.S. fleet consisting entirely of Non-Program Vehicles (hereinafter defined) and has not ordered any additional Program Vehicles from Chrysler during 2009. The Company will continue to evaluate its estimate of the collectability of Chrysler receivables and the need to record an allowance for doubtful accounts in the future.

To the extent, if any, the Chrysler bankruptcy proceeding has an impact on the residual value of Chrysler vehicles, the Company also plans to operate Chrysler vehicles under longer holding periods, allowing the Company to depreciate the vehicle over a longer period of time, while generating additional revenue to cover the increased depreciation. The Company believes that this, combined with its ability to provide supplemental enhancement to its medium term notes, if required, would allow the Company to mitigate the impact of a possible residual value decline.

Finally, the Chrysler bankruptcy proceeding could expose the Company to a disruption in vehicle supply. Based on its purchasing relationships with other suppliers, including Ford Motor Company, the Company believes it will be able to source sufficient vehicle inventories to meet its operating needs.

As previously disclosed, an insolvency or bankruptcy proceeding involving a monoline or bond insurer with respect to the Company's financing arrangements ("Monolines") could trigger an amortization of the Company's obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of the Company's other financing agreements. During an amortization period, amortization is required at the earlier of the sale date of the vehicle financed under the affected medium term note program or three years from the original invoice date of that vehicle (or the final maturity date of such medium term notes, if earlier). In the current financial markets, the Company does not believe that it would be able to issue new medium term notes, but does not believe that this lack of access will impact its ability to continue operations. Since the Company can hold vehicles for up to three years from the purchase date, the Company would expect to extend the holding period of its vehicles, maximizing the useful life of the vehicles in the fleet prior to their sale. This would also allow the Company to maximize the cash available to pay off the vehicles, as the Company would continue making rent payments under the asset backed note program during the holding period. The Company would also expect to immediately reduce operations, closing smaller airport and local-market locations and retaining a presence in the most profitable locations as well as the top 75 U.S. airports. As part of this plan, the Company would also seek to franchise locations to third parties to generate additional revenue. Finally, the Company would undertake further reductions in its corporate headcount to position its staffing levels with the reduced scale of the business.

Moreover, as a result of the repayment of the affected amortizing medium term note program, the Company would no longer need to provide cash enhancement on vehicles financed under that program, which would in turn result in the release of additional unrestricted cash for use in operations or to repay debt.

Based on the foregoing and current facts and circumstances, management believes that its plans are adequate to mitigate the impact of the above risk factors, such that the Company will be able to operate as a going concern for the next twelve months.

3.	CASH AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Cash and Cash Equivalents - Required Minimum Balance – In February 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”). Under the terms of the recent amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. Due to the minimum cash requirement covenant, the Company is required to separately identify the $100 million of cash on the face of the Condensed Consolidated Balance Sheet. See Note 9 for further discussion.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements. A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing. As permitted by the indenture, these funds are primarily held in a highly rated money market funds with investments that include corporate and banking obligations.

4.	SHARE-BASED PAYMENT PLANS

Long-Term Incentive Plan

At March 31, 2009, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,023,771 shares. The Company has 107,942 shares available for future LTIP awards at March 31, 2009 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $1.1 million and $0.9 million during the three months ended March 31, 2009 and 2008, respectively, for such awards.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.9 million and $0.1 million in compensation costs (included in the $1.1 million and $0.9 million discussed above), respectively, for the three months ended March 31, 2009 and 2008, respectively, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based payment” (“SFAS No. 123(R)”).

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2009:

	Number of Shares (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2009	1,602	$9.65

Granted	-	-
Exercised	-	-
Canceled	(3)	24.38

Outstanding at March 31, 2009	1,599	$9.62	6.81	$182

Options exercisable at March 31, 2009	429	$18.08	1.25	$-

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding (In Thousands)	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable (In Thousands)	Weighted- Average Exercise Price

$0.77 - $0.97	853	9.54	$0.95	-	$-

$11.45 - $19.375	460	2.69	16.71	373	17.35

$21.1875 - $24.38	286	5.31	24.09	56	22.91

$0.77 - $24.38	1,599	6.81	$9.62	429	$18.08

Performance Shares – Performance shares are granted to Company officers and certain key employees. No performance shares have been granted in 2009. The awards granted in 2008 and 2007 established a target number of shares that generally vest at the end of a three-year requisite service period following the grant-date. In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008, net of forfeitures, totaling approximately 61,000 shares vested and approximately 3,000 shares vested under the 2007 grant of performance shares for certain participants pursuant to separation or retirement arrangement were settled through the issuance of common stock totaling approximately $0.1 million. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2008, the grant-date fair value for the performance indicator portion of the awards is based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the awards granted during the three months ended March 31, 2008 was estimated on the date of grant using a lattice-based option valuation model and the assumptions noted in the following table:

Three months
ended March 31,
2008
Weighted-average expected life (in years)	3
Expected price volatility	34.00%
Risk-free interest rate	2.27%

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2009 and any changes during the three months ended March 31, 2009:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	341	$41.93
Granted	-	-
Vested	(64)	46.36
Forfeited	(88)	46.21

Nonvested at March 31, 2009	189	$39.66

At March 31, 2009, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.8 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted average period of 1.3 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2009 was $0.1 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. During the three months ended March 31, 2009, the Company granted 95,812 shares with a grant-date fair value of $1.23 per share and also granted 56,910 shares that have the right to receive cash payments at the settlement date price. At March 31, 2009, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.3 million, which is expected to be recognized over the next nine months.

5.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months Ended March 31,

	2009	2008

Depreciation of revenue-earning vehicles	$119,662	$122,266
Net losses from disposal of revenue-earning vehicles	149	15
Rents paid for vehicles leased	173	381

	$119,984	$122,662

6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company utilizes the treasury stock method. Because the Company incurred a loss from continuing operations in the first quarters of 2009 and 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such periods.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months Ended March 31,

	2009	2008

Net loss	$(8,940)	$(297,942)

Basic EPS:
Weighted-average common shares	21,483,042	21,174,980

Basic EPS	$(0.42)	$(14.07)

Diluted EPS:
Weighted-average common shares	21,483,042	21,174,980

Shares contingently issuable:
Stock options	-	-
Performance awards	-	-
Employee compensation shares deferred	-	-
Director compensation shares deferred	-	-

Shares applicable to diluted	21,483,042	21,174,980

Diluted EPS	$(0.42)	$(14.07)

For the three months ended March 31, 2009 and 2008, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 828,278 and 902,643, respectively.

7.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Trade accounts receivable	$91,919	$105,759
Other vehicle manufacturer receivables	51,199	109,859
Due from Chrysler (Note 2)	19,305	41,313
Car sales receivable	4,667	17,717
Notes receivable and other	143	116

	167,233	274,764
Less: Allowance for doubtful accounts	(14,703)	(13,199)

	$152,530	$261,565

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

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold. As of March 31, 2009, there were approximately 1,400 units at auction awaiting sale.

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

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008

Software and other intangible assets	$78,604	$78,663
Less accumulated amortization	(50,243)	(48,885)

Total intangible assets	$28,361	$29,778

Intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. Intangible assets with finite useful lives, such as software, are amortized over their respective useful lives.

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of March 31, 2009 and December 31, 2008 consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Vehicle debt and other obligations
Asset backed medium term notes:
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000

	1,500,000	1,500,000
Discounts on asset backed medium term notes	(11)	(14)

Asset backed medium term notes, net of discount	1,499,989	1,499,986
Conduit Facility	-	215,000
Commercial paper (including draws on Liquidity Facility)	-	274,901
Other vehicle debt	118,842	233,698
Limited partner interest in limited partnership (Canadian fleet financing)	74,541	86,535

Total vehicle debt and other obligations	1,693,372	2,310,120

Non-vehicle debt
Term Loan	158,125	178,125

Total non-vehicle debt	158,125	178,125

Total debt and other obligations	$1,851,497	$2,488,245

In February 2009, the Company paid off all outstanding amounts under the Conduit Facility and the Liquidity Facility totaling $215.0 million and $274.9 million, respectively, and terminated the facilities in April 2009.

In February 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”) through June 15, 2013, their final maturity date. As part of the amendment, availability under the revolving credit facility (the “Revolving Credit Facility”) was reduced from $340 million at December 31, 2008 to $231.3 million, with such amount restricted to the issuance of letters of credit. The Revolving Credit Facility also contains sub-limits that limit the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. In conjunction with the amendment, the Company also repaid $20 million of the term loan (the "Term Loan"), reducing the outstanding amount to $158.1 million.

The amendment referenced above replaced the existing leverage ratio covenant with an adjusted tangible net worth covenant and minimum cash maintenance covenant. The Company is now required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. Within the $100 million of unrestricted cash and cash equivalents, the Company must also maintain at least $60 million in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. Additionally, the Company executed mortgages in favor of Deutsche Bank encumbering eight additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Company incurred a 50 basis point increase in the interest rate on outstanding Term Loan debt and outstanding letters of credit as a result of the amendment and paid one-time amendment fees of 50 basis points based on outstanding commitments and/or loans. Concurrently with the amendment of the Senior Secured Credit Facilities, the Company made comparable amendments to two fleet financing agreements from a vehicle manufacturer and various banks. Amortization under the facilities is required at the earlier of the sale date of the vehicle financed under the facility, or three years from the original date of that vehicle.

The 2005, 2006 and 2007 asset backed medium term notes facilities are insured by Syncora Guarantee, Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related asset backed medium term note issuance in 2005 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The fair value of derivatives outstanding at March 31, 2009 and December 31, 2008 is as follows, (in thousands):

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133 Interest rate contracts	Receivables	$ -	Receivables	$ -	Accrued liabilities	$ 54,310	Accrued liabilities	$ 56,069

Total derivatives designated as hedging instruments under Statement 133		$ -		$ -		$ 54,310		$ 56,069

Derivatives not designated as hedging instruments under Statement 133 Interest rate contracts	Receivables	$ 9	Receivables	$ 63	Accrued liabilities	$ 58,529	Accrued liabilities	$ 63,552

Total derivatives not designated as hedging instruments under Statement 133		$ 9		$ 63		$ 58,529		$ 63,552

Total derivatives		$ 9		$ 63		$112,839		$119,621

The interest rate swap agreements related to the asset backed medium term note issuances in 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). The (gain) loss recognized in income on derivatives not designated as hedging instruments under SFAS No. 133 for the three months ended March 31, 2009 and 2008 is as follows, (in thousands):

Derivatives Not Designated as Hedging Instruments under Statement 133 (a)	Amount of (Gain) or Loss Recognized in Income on Derivative 2009 2008		Location of (Gain) or Loss Recognized in Income on Derivative

Interest rate contracts	$ (5,045)	$ 28,147	Net decrease (increase) in fair value of derivatives

Total	$ (5,045)	$ 28,147

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI into income (loss) for the three months ended March 31, 2009 and 2008 are as follows, (in thousands):

Derivatives in Statement 133 Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) reclassified from AOCI in Income (Effective Portion)
Relationships	2009	2008	2009	2008

Interest rate contracts	$963	$(11,118)	$(5,652)	$(1,527)	Interest expense, net of interest income

Total	$963	$(11,118)	$(5,652)	$(1,527)

At March 31, 2009, the Company’s interest rate contracts related to the 2007 Swap were effectively hedged, and no ineffectiveness was recorded in income. Based on projected market interest rates, the Company estimates that approximately $12.8 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next twelve months.

11.	FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

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

The following table shows assets and liabilities measured at fair value as of March 31, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
(in thousands) Description	Total Fair Value Assets (Liabilities) at 3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Assets	$9	$-	$9	$-
Derivative Liabilities	(112,839)	-	(112,839)	-
Marketable Securities
(available for sale)	378	378	-	-
Deferred Compensation
Plan Assets (a)	356	-	356	-

Total	$(112,096)	$378	$(112,474)	$-

(a) The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the rabbi trust.

The fair value of derivatives, consisting primarily of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institutions that are counterparties to the applicable swap agreements and reported to the Company on a monthly basis. The Company uses these reported fair values to adjust the asset or liability as appropriate. The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended March 31,

	2009	2008

Net loss	$(8,940)	$(297,942)

Interest rate swap adjustment on 2007 swap	963	(11,118)
Foreign currency translation adjustment	(614)	(1,164)

Comprehensive loss	$(8,591)	$(310,224)

13.	INCOME TAXES

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

For the three months ended March 31, 2009, the overall effective tax rate of (17.5%) differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance. For the three months ended March 31, 2008, the overall effective tax rate of (24.7%) differed from the U.S. statutory rate due primarily to the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and reacquired franchise rights, partially offset by state and local taxes, dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of March 31, 2009, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to March 31, 2009.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2005 through 2008 are subject to examination by federal taxing authorities and the tax years 2004 through 2008 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. No amounts were recognized for interest and penalties upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” as amended (“FIN No. 48”) or during the three months ended March 31, 2009 and 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Review Board (“ARB”) No. 51” (“SFAS No. 160”) which are both effective for fiscal years beginning after December 15, 2008. SFAS No. 141(R) requires the acquirer to recognize assets and liabilities and any noncontrolling interest in the acquiree at the acquisition date at fair value and requires the acquirer in a step-acquisition to recognize the identifiable assets and liabilities at the full amounts of their fair value. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and changes the layout of the consolidated income statement and classifies noncontrolling interests as equity in the consolidated balance sheet. The Company adopted the provisions of SFAS No. 141(R) and SFAS No. 160 as required on January 1, 2009. SFAS No. 141(R) and SFAS No. 160 had no impact on the Company’s consolidated financial position and results of operations upon adoption and will be applied to any future acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is effective for fiscal years beginning after December 15, 2008. SFAS No.161 requires expanded disclosures related to an entity’s derivative instruments and hedging activities. The Company adopted the provisions of SFAS No. 161 as required on January 1, 2009. See Note 10 for the required disclosure.

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt SFAS No. 107-1 and APB No. 28-1, but does not believe this guidance will have a significant impact on the Company’s disclosures.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months Ended March 31,

	2009	2008	Percentage Change
U.S. and Canada

Vehicle Rental Data:

Average number of vehicles operated	99,875	111,168	(10.2%	)
Number of rental days	7,382,178	8,407,876	(12.2%	)
Vehicle utilization	82.1%	83.1%	(1.0) p.p.
Average revenue per day	$46.78	$44.95	4.1%
Monthly average revenue per vehicle	$1,152	$1,133	1.7%
Average depreciable fleet	101,933	111,781	(8.8%	)
Monthly avg. depreciation (net) per vehicle	$392	$366	7.1%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Operating Results

During the first quarter of 2009, the Company’s revenues were negatively impacted by a 12.2% reduction in the number of rental days due to challenging economic conditions, partially offset by a 4.1% increase in average revenue per day. In addition to a decline in rental volume and fleet size, which lowered vehicle depreciation and direct vehicle and operating expenses, during the first quarter of 2009 the Company benefited from cost reduction efforts made in the second half of 2008. The Company had a loss before income taxes of $10.8 million for the first quarter of 2009, compared to a loss before income taxes of $395.6 million in the first quarter of 2008. Additionally, the Company experienced an increase in the fair value of derivatives in the first quarter of 2009 compared to a decrease in the first quarter of 2008. The Company had goodwill and long-lived impairment expense of $350.2 million in the first quarter of 2008, due to non-cash charges relating to goodwill impairment of $281.2 million and reacquired franchise rights impairment of $69.0 million.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$345.3	$378.0	$(32.7)	(8.6%	)
Other	17.1	18.5	(1.4)	(7.7%	)

Total revenues	$362.4	$396.5	$(34.1)	(8.6%	)

Vehicle rental metrics:
Number of rental days	7,382,178	8,407,876	(1,025,698)	(12.2%	)
Average revenue per day	$46.78	$44.95	$1.83	4.1%

Vehicle rental revenue for the first quarter of 2009 decreased 8.6%, due to a 12.2% decrease in rental days totaling $46.1 million, partially offset by a 4.1% increase in revenue per day totaling $13.4 million.

Other revenue decreased $1.4 million due to a $2.7 million decrease in leasing revenue, primarily due to elimination of the franchisee leasing program, and a decrease in fees and services revenue from franchisees and a $0.5 million decrease in parking revenue, partially offset by an increase of $1.7 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$185.0	$215.3	$(30.3)	(14.1%	)
Vehicle depreciation and lease charges, net	120.0	122.7	(2.7)	(2.2%	)
Selling, general and administrative	46.9	53.7	(6.8)	(12.6%	)
Interest expense, net of interest income	26.1	22.1	4.0	18.1%
Goodwill and long-lived asset impairment	0.3	350.2	(349.9)	(99.9%	)

Total expenses	$378.3	$764.0	$(385.7)	(50.5%	)

(Increase) decrease in fair value of derivatives	$(5.0)	$28.1	$(33.1)	(117.9%	)

Direct vehicle and operating expenses for the first quarter of 2009 decreased $30.3 million, primarily due to lower transaction levels coupled with lower costs per transaction. Additionally, the Company realized benefits from its cost reduction initiatives implemented in late 2008. As a percent of revenue, direct vehicle and operating expenses were 51.0% in the first quarter of 2009, compared to 54.3% in the first quarter of 2008.

The decrease in direct vehicle and operating expense in the first quarter of 2009 primarily resulted from the following:

➢

Personnel related expenses decreased $14.0 million. Approximately $11.7 million of the decrease resulted from a transaction driven reduction in the number of employees along with benefits related to the Company’s cost reduction initiatives. In addition, group insurance expenses decreased $1.3 million.

➢

Vehicle related expenses decreased $9.4 million. This decrease resulted primarily from a decrease in gasoline expense of $7.1 million, resulting from lower average gas prices and lower fuel consumption due to a reduced fleet, and a decrease in net vehicle damages of $3.6 million. All other vehicle related expenses increased $1.3 million.

➢

Facility and airport concession fees decreased $1.8 million. This decrease resulted primarily from decreased concession fees of $1.5 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢	Litigation settlements charged as expense decreased $1.0 million due to the settlement of two legal cases during the first quarter of 2008.

Net vehicle depreciation and lease charges for the first quarter of 2009 decreased $2.7 million, primarily due to an 8.8% decrease in total depreciable vehicles, partially offset by a 7.1% increase in the average depreciation rate. The decrease in depreciable vehicles results from efforts to right-size the fleet to meet current demand levels. The increase in the depreciation rate was primarily due to the impact of lower residual values on Non-Program Vehicles due to a soft used car market, which were partially offset by a lower mix of Program Vehicles, which typically have higher depreciation rates. As a percent of revenue, net vehicle depreciation and lease charges were 33.1% in the first quarter of 2009, compared to 30.9% in the first quarter of 2008.

Selling, general and administrative expenses for the first quarter of 2009 decreased $6.8 million. As a percent of revenue, selling, general and administrative expenses were 12.9% of revenue in the first quarter of 2009, compared to 13.5% in the first quarter of 2008.

The decrease in selling, general and administrative expenses in the first quarter of 2009 primarily resulted from the following:

➢	Personnel related expenses decreased $1.8 million primarily from workforce reductions implemented during the fourth quarter of 2008.

➢	Computer expenses decreased $1.3 million primarily due to the cancellation of projects and a reduction in the number of personnel under outsourcing arrangements.

➢	Sales marketing expense decreased $4.3 million primarily due to a decrease in print media and promotion advertising expenses.

➢

The market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $1.7 million, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense for the first quarter of 2009 increased $4.0 million due to a decrease in interest reimbursements relating to significantly lower purchase activity, the write-off of deferred financing fees due to a reduction in the capacity of the Revolving Credit Facility (hereinafter defined) and the Term Loan, partially offset by lower average debt balances. Net interest expense was 7.3% of revenue in the first quarter of 2009, compared to 5.7% in the first quarter of 2008.

A non-cash goodwill and long-lived asset impairment charge of $350.2 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

The income tax benefit for the first quarter of 2009 was $1.9 million. The effective income tax rate in the first quarter of 2009 was (17.5%) compared to (24.7%) in the first quarter of 2008. The increase in the effective tax rate was primarily due to an increased ratio of Canadian losses to domestic losses. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2009 and Management’s Plans

The Company expects 2009 will continue to be a difficult operating environment as uncertainty surrounding the U.S. economic recovery will continue to weigh on consumer confidence. The Company expects vehicle rental revenue to be down 6 to 12 percent for the full year of 2009 compared to 2008. In spite of recent improvements in used vehicle market conditions, the Company expects fleet costs to remain challenging on a year-over-year basis as uncertainty surrounding the U.S. automotive industry, including uncertainty associated with the pending bankruptcy proceeding involving Chrysler, continues to affect residual values.

In 2009, the Company’s primary objective is preservation of liquidity and enhancement of operating cash flow to ensure that it maintains maximum flexibility to address the uncertainties ahead. The Company has taken the following steps to meet its objectives:

•	extended fleet holding periods to lower vehicle depreciation expense,
•	reduced overall fleet size in light of current and anticipated demand levels,
•	closed certain marginal and non-profitable locations,
•	entered into a multi-year secondary supply agreement with Ford Motor Company to provide an alternative source of vehicles to meet our customer needs,
•	reduced its exposure to Chrysler significantly since year end 2008,
•	obtained approval from our financing sources to maintain a fleet of 100% Non-Program Vehicles, thus reducing credit exposure to automobile manufacturers for residual value guarantees, and
•	instituted new revenue management initiatives to enhance revenue.

The Company believes that its peak vehicle financing purchases for 2009 may be constrained as a result of lack of bank credit capacity to replace the Conduit and Liquidity Facilities. The Company will try to mitigate the impact of reduced credit availability by extending the holding period for its Non-Program Vehicles. The Company has no maturities of asset backed medium term notes until 2010.

Fleet capacity for the rental car industry is expected to be in line with consumer demand in 2009. Year over year rental pricing trends improved in the first quarter of 2009, partially offsetting a decline in rental days. Additionally the Company should continue to benefit from cost reduction initiatives implemented in late 2008 and will continue its ongoing cost control efforts throughout 2009.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental and leasing fleets, non-vehicle capital expenditures and for working capital. The Company uses both cash and letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds. Cash generated by operating activities of $241.7 million for the three months ended March 31, 2009 was primarily the result of net loss, adjusted for depreciation and a reduction in outstanding vehicle manufacturers’ receivables. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, letters of credit and proceeds from the Term Loan. The letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2009. The Company has no further maturities of asset backed medium term notes until 2010. Historically, the Company had issued additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity; however, during 2008, there were significant disruptions in the financial markets that affected the Company’s access to funding. In 2008, the Company’s ability to access the commercial paper market was impaired and it was entirely unable to access that market in the fourth quarter 2008 and the first quarter 2009. The Company believes its access to financing will continue to be severely limited in 2009.

Cash generated from investing activities was $262.8 million. The principal source of cash from investing activities during the three months ended March 31, 2009 was proceeds from the sale of used revenue-earning vehicles, which totaled $569.2 million, partially offset by $228.5 million in purchases of revenue-earning vehicles and the separate classification of $100 million of cash and cash equivalents required to be maintained at all times under the Company’s recent amendment of the Senior Secured Credit Facilities separately identified on the face of the balance sheet as cash and cash equivalents – required minimum balance (see Note 3 of Notes to condensed consolidated financial statements). The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. In addition, restricted cash at March 31, 2009 decreased $22.3 million from December 31, 2008, including $23.9 million used for vehicle financing, partially offset by interest income earned on restricted cash and investments of $1.6 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles. The Company also used cash for non-vehicle capital expenditures of $1.8 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology related projects.

Cash used in financing activities was $641.2 million primarily due to the repayment of amounts outstanding under the Liquidity Facility and the Conduit Facility in the amount of $274.9 million and $215.0 million, respectively. Additionally, due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company repaid $114.9 million of financing under these arrangements relating to vehicles that were sold during the first quarter of 2009. The Company also prepaid $20 million of its Term Loan and paid $4.0 million in deferred financing cost associated with the amendments to the Senior Secured Credit Facilities.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At March 31, 2009, the Company had $69.0 million in letters of credit, including $60.7 million in letters of credit noted under the Revolving Credit Facility, and $39.4 million in surety bonds to secure these obligations.

Asset Backed Medium Term Notes

The asset backed medium term note program at March 31, 2009 was comprised of $1.5 billion in asset backed medium term notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates. Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles. These amounts totaled approximately $558.2 million at March 31, 2009.

In February 2009, the Company amended all series of its asset backed medium term note program to be able to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle.

Conduit Facility

In February 2009, the Company paid in full the outstanding balance of its Variable Funding Note Purchase Facility (the “Conduit Facility"). On March 17, 2009, the Company provided notice to the Conduit Purchasers, the Committed Purchasers, the Managing Agents and JPMorgan Chase Bank, N.A., as Administrative Agent under the Conduit Facility requesting a reduction to the commitments under the Conduit Facility from $215 million to $1 million and completed the termination of the Conduit Facility on April 21, 2009.

Commercial Paper Program and Liquidity Facility

In February 2009, the Company paid in full the outstanding balance of its Commercial Paper Program (the “Commercial Paper Program”) and Liquidity Lending Facility (the “Liquidity Facility”). On March 17, 2009, the Company provided notice to Credit Suisse, as Liquidity Agent, under its Commercial Paper Program and Liquidity Facility requesting a reduction in commitments under the Commercial Paper Program and Liquidity Facility from $277.5 million to $1 million. The reduction in commitments became effective on March 20, 2009. Additionally, the Company completed the termination of the Commercial Paper Program and Liquidity Facility on April 21, 2009.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $118.8 million in capacity and borrowings at March 31, 2009. Due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company will pay down existing borrowings over the normal amortization period as vehicles financed are sold. Substantially all borrowings under the vehicle manufacturer and bank lines of credit must be repaid by January 2010 and September 2009, respectively. In February 2009, in conjunction with the amendments to the Senior Secured Credit Facilities, the Company amended these lines of credit by eliminating the leverage ratio covenant requirement and replacing it with a requirement that the Company maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. At March 31, 2009 the Company was in compliance with all covenants.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada can obtain vehicle financing up to CND $200 million funded through a bank commercial paper conduit which expires May 31, 2010. At March 31, 2009, DTG Canada had approximately CND $94.0 million (US $ 74.5 million) funded under this program.

Senior Secured Credit Facilities

At March 31, 2009, the Company’s senior secured credit facilities (the "Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $158.1 million Term Loan. The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant, to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facilities, a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets and a limitation on cash dividends and share repurchases. Additionally, the Company executed mortgages in favor of Deutsche Bank encumbering eight additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility. As of March 31, 2009, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility. The Revolving Credit Facility contains sub-limits that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $167.1 million and remaining available capacity of $64.2 million at March 31, 2009.

In conjunction with the February 2009 amendment, the Term Loan maturity date was accelerated by one year and the Term Loan now expires on June 15, 2013. The Company made a $20 million payment upon execution of the amendment in February 2009 and will be required to make minimum quarterly principal payments of $2.5 million per quarter beginning in March 2010.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2009, a 50 basis point fluctuation in interest rates would have an approximate $2 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At March 31, 2009, cash and cash equivalents totaled $93.0 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $574.3 million.

At March 31, 2009, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2008, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 10 and 11 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2008 for the tabular entry, “Vehicle Debt and Obligations - Floating Rates,” from $1,467.6 million to $723.3 million, which reduction includes the decrease in fair market value of the asset backed medium term notes of $139.5 million, the payoff of the Commercial Paper Program and Liquidity Facility, the payoff of the Conduit Facility and the continued pay down of the vehicle manufacturer and bank lines of credit that were not renewed in late 2008.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following summarizes material developments that have occurred with regard to previously reported legal proceedings:

On February 19, 2009, the U.S. District Court for the Central District of California dismissed, with prejudice, the purported class action lawsuits brought by Thomas Comisky and Isabel Cohen, respectively, individually and on behalf of all others similarly situated, in the Central District Court of California. These lawsuits claim (among other matters) a violation of rights guaranteed under the Free Speech and Free Association Clauses by compelling out-of-state visitors to subsidize the Passenger Car Rental Tourism Assessment Program. The plaintiffs have filed their notice of appeal with the Ninth Circuit Court of Appeals.

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

None.

b) Use of Proceeds

None.

c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

10.219	First Amendment to Second Amended and Restated Long-Term Incentive Plan And Director Equity Plan**
10.220	Dollar Thrifty Automotive Group, Inc. 2009 Executive Incentive Compensation Plan**
15.34	Letter from Deloitte & Touche LLP regarding interim financial information**
31.57	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.58	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.57	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.58	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_____________________

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 6, 2009	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
President, Chief Executive Officer and Principal
Executive Officer

May 6, 2009	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III
Executive Vice President, Chief Financial Officer and

Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.219	First Amendment to Second Amended and Restated Long-Term Incentive Plan And Director Equity Plan
10.220	Dollar Thrifty Automotive Group, Inc. 2009 Executive Incentive Compensation Plan
15.34	Letter from Deloitte & Touche LLP regarding interim financial information
31.57	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.58	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.57	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.58	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002