Form 10-Q
period 2009-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2009-08-06
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of July 31, 2009 was 21,738,937.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	35

ITEM	4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	36

ITEM	1A. RISK FACTORS	36

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	36

ITEM	4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM	5. OTHER INFORMATION	37

ITEM	6. EXHIBITS	38

SIGNATURES	40

INDEX TO EXHIBITS	41

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

•

whether efforts to stabilize and revitalize the U.S. automotive industry are successful and the impact of further federal initiatives to support the U.S. automotive industry, including the potential adverse impact on residual values of vehicles in our fleet of the recently enacted program to promote the replacement of high fuel consumption vehicles with more fuel efficient vehicles;

•	the impact of pricing and other actions by competitors, particularly if demand deteriorates further;
•	airline travel patterns, including further disruptions or reductions in air travel resulting from airline bankruptcies, industry consolidation, capacity reductions and pricing actions;
•	the cost and other terms of acquiring and disposing of automobiles, and whether improved conditions in the used car market will be sustained;
•

our ability to defer gains on the disposition of our vehicles under our like-kind exchange program, which will be affected by the recent significant downsizing of our fleet, and the level of increased cash payments for federal and state income taxes we may be required to make if we are unable to defer such gain;

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
•

our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for $1.5 billion of debt under our asset backed financing structures;

•	whether counterparties under our derivative instruments will continue to perform as required;
•	whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stabilize the financial markets will be successful;
•	the effectiveness of other actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary;
•	disruptions in information and communication systems we rely on, including those relating to methods of payment;
•	access to reservation distribution channels;
•	the cost of regulatory compliance and the outcome of pending litigation;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed; and
•	the impact of natural catastrophes and terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

August 6, 2009

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)
	2009	2008	2009	2008
REVENUES:
Vehicle rentals	$379,194	$424,366	$724,507	$802,337
Other	20,419	21,364	37,528	39,899
Total revenues	399,613	445,730	762,035	842,236

COSTS AND EXPENSES:
Direct vehicle and operating	191,674	224,234	376,690	439,597
Vehicle depreciation and lease charges, net	122,254	146,567	242,238	269,229
Selling, general and administrative	52,118	55,011	99,005	108,683
Interest expense, net of interest income	22,922	29,721	49,076	51,858
Goodwill and long-lived asset impairment	-	-	261	350,144
Total costs and expenses	388,968	455,533	767,270	1,219,511

(Increase) decrease in fair value of derivatives	(9,409)	(26,793)	(14,454)	1,354

INCOME (LOSS) BEFORE INCOME TAXES	20,054	16,990	9,219	(378,629)

INCOME TAX EXPENSE (BENEFIT)	7,650	6,225	5,755	(91,452)

NET INCOME (LOSS)	$12,404	$10,765	$3,464	$(287,177)

BASIC EARNINGS (LOSS) PER SHARE	$0.58	$0.50	$0.16	$(13.49)

DILUTED EARNINGS (LOSS) PER SHARE	$0.55	$0.49	$0.15	$(13.49)

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(In Thousands Except Share and Per Share Data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Cash and cash equivalents	$162,508	$229,636
Cash and cash equivalents - required minimum balance (Note 3)	100,000	-
Restricted cash and investments	545,278	596,588
Receivables, net	110,035	261,565
Prepaid expenses and other assets	73,448	69,248
Revenue-earning vehicles, net	1,465,174	1,946,079
Property and equipment, net	95,778	104,442
Income taxes receivable	4,390	845
Intangible assets, net	27,577	29,778
	$2,584,188	$3,238,181
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$47,495	$48,898
Accrued liabilities	222,283	242,369
Deferred income tax liability	138,240	133,643
Vehicle insurance reserves	104,321	110,310
Debt and other obligations	1,843,451	2,488,245
Total liabilities	2,355,790	3,023,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,153,843 and 28,039,658 issued, respectively, and 21,738,937 and 21,624,752 outstanding, respectively	281	280
Additional capital	805,741	803,304
Retained earnings (deficit)	(328,447)	(331,911)
Accumulated other comprehensive loss	(21,608)	(29,388)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)
Total stockholders’ equity	228,398	214,716
	$2,584,188	$3,238,181

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In Thousands)

	Six Months Ended June 30,
	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,464	$(287,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	243,914	269,070
Non-vehicle depreciation	10,171	10,959
Net gains from disposition of revenue-earning vehicles	(2,106)	(560)
Amortization	4,020	3,159
Performance share, stock option and restricted stock plans	1,906	1,841
Interest income earned on restricted cash and investments	(2,420)	(4,831)
Net (gains) losses from sale of property and equipment	(8)	122
Goodwill and long-lived asset impairment	261	350,144
Provision for losses on receivables	1,715	816
Deferred income taxes	(598)	(91,579)
Change in fair value of derivatives	(14,454)	1,354
Change in assets and liabilities:
Income taxes payable/receivable	(3,545)	(624)
Receivables	149,892	101,693
Prepaid expenses and other assets	1,370	10,926
Accounts payable	(963)	(5,142)
Accrued liabilities	7,004	(13,488)
Vehicle insurance reserves	(5,989)	(5,972)
Other	733	(666)
Net cash provided by operating activities	394,367	340,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(478,982)	(1,593,408)
Proceeds from sales	718,079	1,533,925
Net change in cash and cash equivalents - required minimum balance	(100,000)	-
Net change in restricted cash and investments	53,730	(114,487)
Property, equipment and software:
Purchases	(3,918)	(17,309)
Proceeds from sales	86	13
Acquisition of businesses, net of cash acquired	(8)	(1,027)
Net cash provided by (used in) investing activities	188,987	(192,293)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In Thousands)

	Six Months Ended June 30,
	(Unaudited)
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	27,578	5,097,002
Payments of vehicle debt and other obligations	(652,377)	(5,197,494)
Payments of non-vehicle debt	(20,000)	(60,625)
Issuance of common shares	1	33
Financing issue costs	(5,684)	(7,370)
Net cash used in financing activities	(650,482)	(168,454)

CHANGE IN CASH AND CASH EQUIVALENTS	(67,128)	(20,702)

CASH AND CASH EQUIVALENTS:
Beginning of period	229,636	101,025
End of period	$162,508	$80,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for / (refund of):
Income taxes to (from) taxing authorities	$9,893	$733
Interest	$49,417	$57,650

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included
in accounts payable	$484	$1,490

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Vehicle Insurance Reserves

The Company self insures for vehicle liability insurance, and records reserves for this exposure using actuarially-based loss estimates. These actuarially-based loss estimates are updated semi-annually in June and December, and the Company adjusts its Vehicle Insurance Reserves at the end of each of those periods. As a result of favorable loss experience and lower transaction levels, Vehicle Insurance Reserves at June 30, 2009 declined to $104.3 million from $108.6 million at March 31, 2009. In June 2008, Vehicle Insurance Reserves declined to $104.1 million from $107.7 million at March 31, 2008.

2.	OPERATIONS AND LIQUIDITY

Chrysler

One of our major suppliers, Chrysler LLC (together with certain of its affiliates, “Chrysler”), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on April 30, 2009. In June 2009, Chrysler Group LLC, the new legal entity following restructuring, (“Chrysler Group”) agreed to assume certain liabilities of Chrysler, including liabilities under Chrysler’s guaranteed depreciation program (“GDP”) with the Company. As of June 30, 2009, the Company had approximately 3,400 GDP vehicles remaining to be returned under this program. The Company expects that it will receive payment of all amounts due under the GDP program. In addition to amounts due under the GDP program, as of June 30, 2009, the Company also had $6.7 million of trade receivables due from Chrysler. Management believes that these amounts will be fully realized.

Based on the results of sales of Chrysler Non-Program Vehicles subsequent to the sale of Chrysler’s assets to Chrysler Group, the Company has not experienced an adverse impact on the residual values of Chrysler vehicles as a result of the bankruptcy. Based on the results through July 31, 2009, as well as the significant improvement in used vehicle market conditions generally since December 2008, the Company does not expect a material deterioration in Chrysler used vehicle residual values that could negatively impact the Company’s operations or liquidity.

Finally, while there is still some uncertainty as to the timing of a full-scale production restart by Chrysler Group, the Company believes that its purchasing relationships with other suppliers, including Ford Motor Company, will allow it to continue to source vehicles in the ordinary course of business to meet its operating needs, in the event Chrysler Group is unable to resume timely production.

Monoline Insurer

As previously disclosed, an event of bankruptcy involving a monoline or bond insurer with respect to the Company's financing arrangements ("Monolines") could trigger an early amortization of the Company's obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of the Company's other financing agreements. During an amortization period, amortization is required at the earlier of (i) the sale date of the vehicle financed under the affected medium term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of such medium term notes. Based on a recent transaction by one of its competitors, the Company believes that access to credit for the rental car market has improved since year-end and that there would be financing capacity available to the Company for replacement financing, although at higher interest rates and higher collateral enhancement rates than the rates applicable to the current asset backed medium term notes. The Company believes that its existing collateral enhancement resources, combined with limited fleet reduction actions, would be sufficient to allow it to access replacement financing.

In the event that replacement financing is not available, the Company would continue to make normally scheduled depreciation payments that would amortize the underlying principal balance of the notes, while extending the holding period of the vehicles. This would allow the Company to generate incremental revenue that would be used to service the notes. The Company would analyze its operations for further reductions in scale, closing smaller airport and local-market locations and retaining a presence in the most profitable locations as well as the top 75 U.S. airports. As part of this plan, the Company would seek to franchise locations to third parties to generate additional revenue. Finally, the Company would undertake further reductions in its corporate headcount to position its staffing levels with the reduced scale of the business.

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

Cash and Cash Equivalents - Required Minimum Balance – In February 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”). Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. Due to the minimum cash requirement covenant, the Company has separately identified the $100 million of cash on the face of the Condensed Consolidated Balance Sheet. See Note 9 for further discussion.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements. A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing. As permitted by the indenture, these funds are primarily held in highly rated money market funds with investments that include corporate and banking obligations.

4.	SHARE-BASED PAYMENT PLANS

Long-Term Incentive Plan

At June 30, 2009, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 3,273,771 shares. The Company has 254,048 shares available for future LTIP awards at June 30, 2009 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date. The Company recognized compensation costs of $1.2 million and $2.3 million during the three months and six months ended June 30, 2009, respectively, and $1.0 million and $1.9 million during the three months and six months ended June 30, 2008, respectively, for such awards.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.4 million and $1.3 million in compensation costs (included in the $1.2 million and $2.3 million discussed above) for the three months and six months ended June 30, 2009, respectively, and $0.2 million and $0.4 million (included in the $1.0 million and $1.9 million discussed above) for the three months and six months ended June 30, 2008, respectively, as required by Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-based payment” (“SFAS No. 123(R)”). The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant. The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows: Weighted-average expected life of the awards of eight years, volatility factor of 80.24%, risk-free rate of 3.00% and no dividend payments. The weighted average grant-date fair value of these options was $4.44. The options vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012. Expense is recognized over the service period which is the vesting period. Unrecognized expense remaining at June 30, 2009 for the options issued is $3.6 million.

The following table sets forth the non-qualified option rights activity under the LTIP for the six months ended June 30, 2009:

	Number of Shares (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2009	1,602	$9.65

Granted	1,120	4.44
Exercised	-	-
Canceled	(54)	20.07

Outstanding at June 30, 2009	2,668	$7.25	8.08	$21,959

Options exercisable at June 30, 2009	378	$17.83	1.15	$222

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In Thousands)	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable (In Thousands)	Weighted- Average Exercise Price

$0.77 - $0.97	853	9.29	$0.95	-	$-

$4.44 - $11.45	1,209	9.27	4.96	89	11.45

$13.98 - $24.38	606	4.01	20.70	289	19.80

$0.77 - $24.38	2,668	8.08	$7.25	378	$17.83

Performance Shares – Performance shares are granted to Company officers and certain key employees. No performance shares have been granted in 2009. The awards granted in 2008 and 2007 established a target number of shares that generally vest at the end of a three-year requisite service period following the grant-date. In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008, net of forfeitures, totaling approximately 61,000 shares vested and approximately 3,000 shares vested under the 2007 grant of performance shares for certain participants pursuant to separation or retirement arrangement were settled through the issuance of common stock totaling approximately $0.1 million. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2008, the grant-date fair value for the performance indicator portion of the awards is based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the awards granted during the six months ended June 30, 2008 was estimated on the date of grant using a lattice-based option valuation model and the following assumptions: weighted-average expected life of awards of three years, volatility factor of 35.30% and risk-free rate of 2.32%.

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2009 and any changes during the six months ended June 30, 2009:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	341	$41.93
Granted	-	-
Vested	(64)	46.36
Forfeited	(88)	46.21
Nonvested at June 30, 2009	189	$39.66

At June 30, 2009, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.6 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted average period of 1.0 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2009 was $0.1 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, non-employee directors were granted restricted stock units. These grants generally vest at the end of the fiscal year in which the grants were made. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. In January 2009, the Company granted 95,812 shares with a grant-date fair value of $1.23 per share and granted 56,910 shares that have the right to receive cash payments at the settlement date price. In addition, in May 2009, an employee director was granted 50,000 shares with a grant-date fair value of $4.44 per share. The grants vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012. At June 30, 2009, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.4 million, which is expected to be recognized over the vesting period of the restricted stock.

5.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depreciation of revenue-earning vehicles	$124,252	$146,804	$243,914	$269,070
Net gains from disposal of revenue-earning vehicles	(2,255)	(575)	(2,106)	(560)
Rents paid for vehicles leased	257	338	430	719

	$122,254	$146,567	$242,238	$269,229

6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company utilizes the treasury stock method. Because the Company incurred a loss from continuing operations for the six months ended June 30, 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income (loss)	$12,404	$10,765	$3,464	$(287,177)

Basic EPS:
Weighted average common shares	21,561,578	21,412,826	21,522,527	21,293,902

Basic EPS	$0.58	$0.50	$0.16	$(13.49)

Diluted EPS:
Weighted average common shares	21,561,578	21,412,826	21,522,527	21,293,902

Shares contingently issuable:
Stock options	626,632	12,557	384,921	-
Performance awards	218,480	54,606	184,994	-
Employee compensation shares deferred	152,724	188,676	153,416	-
Director compensation shares deferred	160,214	182,987	170,371	-

Shares applicable to diluted	22,719,628	21,851,652	22,416,229	21,293,902

Diluted EPS	$0.55	$0.49	$0.15	$(13.49)

For the three months ended June 30, 2009 and 2008, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 433,161 and 408,699, respectively.

For the six months ended June 30, 2009 and 2008, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 621,505 and 972,578, respectively.

7.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Trade accounts receivable	$96,558	$105,759
Other vehicle manufacturer receivables	15,646	109,859
Due from Chrysler	6,697	41,313
Car sales receivable	6,131	17,717
Note receivable and other	187	116
	125,219	274,764
Less: Allowance for doubtful accounts	(15,184)	(13,199)
	$110,035	$261,565

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days. The majority of the receivables relate to risk incentives and vehicle repurchases from Ford Motor Company.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold. As of June 30, 2009, there were approximately 40 units at auction awaiting sale and approximately 3,400 units remaining in inventory, which are expected to be returned during the second half of 2009.

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

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Software and other intangible assets	$79,842	$78,663
Less accumulated amortization	(52,265)	(48,885)
Total intangible assets	$27,577	$29,778

Intangible assets with indefinite useful lives are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment. Intangible assets with finite useful lives, such as software, are amortized over their respective useful lives.

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Vehicle debt and other obligations
Asset backed medium term notes
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
	1,500,000	1,500,000
Discounts on asset backed medium term notes	(9)	(14)
Asset backed medium term notes, net of discount	1,499,991	1,499,986
Conduit Facility	-	215,000
Commercial paper (including draws on Liquidity Facility)	-	274,901
Other vehicle debt	84,170	233,698
Limited partner interest in limited partnership (Canadian fleet financing)	101,165	86,535
Total vehicle debt and other obligations	1,685,326	2,310,120

Non-vehicle debt
Term Loan	158,125	178,125
Total non-vehicle debt	158,125	178,125

Total debt and other obligations	$1,843,451	$2,488,245

In February 2009, the Company paid off all outstanding amounts under the Conduit Facility and the Liquidity Facility totaling $215.0 million and $274.9 million, respectively, and terminated the facilities in April 2009.

In February 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”) through June 15, 2013, their final maturity date. As part of the amendment, availability under the revolving credit facility (the “Revolving Credit Facility”) was reduced from $340 million at December 31, 2008 to $231.3 million, with such amount restricted to the issuance of letters of credit. The Revolving Credit Facility also contains sub-limits that limit the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. In conjunction with the amendment, the Company also repaid $20 million of the term loan (the “Term Loan”), reducing the outstanding amount to $158.1 million.

The amendment referenced above replaced the existing leverage ratio covenant with an adjusted tangible net worth covenant and minimum cash maintenance covenant. The Company is now required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. Within the $100 million of unrestricted cash and cash equivalents, the Company must also maintain at least $60 million in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. Additionally, the Company executed mortgages in favor of the banks encumbering seven additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Company incurred a 50 basis point increase in the interest rate on outstanding Term Loan debt and outstanding letters of credit as a result of the amendment and paid one-time amendment fees of 50 basis points based on outstanding commitments and/or loans. Concurrently with the amendment of the Senior Secured Credit Facilities, the Company made comparable amendments to two fleet financing agreements from a vehicle manufacturer and various banks. Amortization under the vehicle manufacturer and bank lines of credit is required at the earlier of the sale date of the vehicle financed under each facility or the final maturity date of January 2010 and September 2009, respectively.

In April 2009, DTG Canada, the General Partner, amended its partnership agreement with an unrelated bank’s conduit, the Limited Partner, which provides for vehicle financing in Canada. This amendment reduces the committed funding from CND$200 million to CND$165 million on the effective date of the amendment. This amendment further reduces the committed funding beginning in October 2009 to CND$150 million, beginning in December 2009 to CND$125 million and a final reduction in January 2010 to CND$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.

In June 2009, the Company amended all series of its asset backed medium term note program to provide the Company with flexibility to manage its inventory by continuing to allow for re-designation of vehicles from the Series 2005-1 Notes to the Series 2006-1 and Series 2007-1 Notes given the scheduled maturity of the Series 2005-1 Notes. In doing so, the Company agreed that it would limit re-designation of vehicles from the Series 2005-1 Notes to no more than $200 million in net book value in the aggregate during the period from effectiveness of the amendment until the occurrence (if any) of an Insurer Related Amortization Event with respect to the Series 2005-1 Notes, and to no more than $30 million in net book value per month after any occurrence of such event. In relation to the amendments to the medium term note programs, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letter of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy with respect to a Monoline under the Series 2005-1 Notes if, at the time, the aggregate undrawn amount of such letters of credit and unpaid reimbursement obligations in respect (the “Series 2005-1 Letter of Credit Amount”) thereof were greater than $24.4 million or if the requested increase would cause the Series 2005-1 Letter of Credit Amount to exceed that amount.

On August 3, 2009, the Company made certain technical amendments to the indenture supplements for all series of its asset backed notes in order to add Chrysler Group and General Motors Company as eligible vehicle manufacturers under the indenture supplements. These indenture supplements were further amended to cure any and all conditions triggered as a result of the Chrysler bankruptcy that would have constituted a “Manufacturer Event of Default” as defined in the indenture supplements.

In conjunction with the approval of the amendment above, the Company also agreed to amend its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed notes. Under the terms of the proposed amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing notes and enhancement letters of credit. The Company expects to execute this amendment in August.

The 2005, 2006 and 2007 asset backed medium term notes facilities are insured by Syncora Guarantee Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements, for each related asset backed medium term note issuance in 2005 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The fair value of derivatives outstanding at June 30, 2009 and December 31, 2008 is as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Statement 133 Interest rate contracts	Receivables	$-	Receivables	$-	Accrued liabilities	$43,900	Accrued liabilities	$56,069

Total derivatives designated as hedging instruments under Statement 133		$-		$-		$43,900		$56,069

Derivatives not designated as hedging instruments under Statement 133 Interest rate contracts	Receivables	$61	Receivables	$63	Accrued liabilities	$49,171	Accrued liabilities	$63,552

Total derivatives not designated as hedging instruments under Statement 133		$61		$63		$49,171		$63,552

Total derivatives		$61		$63		$93,071		$119,621

The interest rate swap agreements related to the asset backed medium term note issuances in 2005 and 2006 do not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”). The (gain) loss recognized in income on derivatives not designated as hedging instruments under SFAS No. 133 for the three-month and the six-month periods ended June 30, 2009 and 2008 is as follows (in thousands):

Derivatives Not	Amount of (Gain) or Loss Recognized in Income on Derivative
Designated as Hedging Instruments under	Three Months Ended June 30,		Six Months Ended June 30,		Location of (Gain) or Loss Recognized in Income
Statement 133 (a)	2009	2008	2009	2008	on Derivative

Interest rate contracts	$(9,409)	$(26,793)	$(14,454)	$1,354	Net decrease (increase) in fair value of derivatives

Total	$(9,409)	$(26,793)	$(14,454)	$1,354

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI into income (loss) for the three-month and the six-month periods ended June 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Statement 133 Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) reclassified from AOCI in Income (Effective Portion)
Relationships	2009	2008	2009	2008

Three Months Ended
June 30,
Interest rate contracts	$6,171	$11,887	$(5,866)	$(3,041)	Interest expense, net of interest income

Total	$6,171	$11,887	$(5,866)	$(3,041)

Six Months Ended
June 30,
Interest rate contracts	$7,134	$769	$(11,518)	$(4,568)	Interest expense, net of interest income

Total	$7,134	$769	$(11,518)	$(4,568)

At June 30, 2009, the Company’s interest rate contracts related to the 2007 Swap were effectively hedged, and no ineffectiveness was recorded in income. Based on projected market interest rates, the Company estimates that approximately $13.0 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next twelve months.

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

The following table shows assets and liabilities measured at fair value as of June 30, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
(in thousands) Description	Total Fair Value Assets (Liabilities) at 6/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Assets	$61	$-	$61	$-
Derivative Liabilities	(93,071)	-	(93,071)	-
Marketable Securities
(available for sale)	370	370	-	-
Deferred Compensation
Plan Assets (a)	2,329	-	2,329	-

Total	$(90,311)	$370	$(90,681)	$-

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $171.9 million and $38.5 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Debt and Other Obligations – The fair values of the asset backed medium term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes. Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions. The following table provides information about the Company’s market sensitive financial instruments:

Debt and other obligations at 6/30/09	Carrying Value	Fair Value at 6/30/09
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,474,170	$1,156,170
Vehicle debt and obligations-fixed rates	$110,000	$76,991
Vehicle debt and obligations-Canadian dollar denominated	$101,165	$101,165
Non-vehicle debt - term loan	$158,125	$93,294

Interest Rate Swaps:

Variable to Fixed (1)	$1,390,000	$1,483,071

(1) Includes $290 million relating to the Series 2005 Notes, the $600 million Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$12,404	$10,765	$3,464	$(287,177)

Interest rate swap adjustment on 2007 swap	6,171	11,887	7,134	769
Foreign currency translation adjustment	1,260	284	646	(880)

Comprehensive income (loss)	$19,835	$22,936	$11,244	$(287,288)

13.	INCOME TAXES

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

For the three and six months ended June 30, 2009, the overall effective tax rate of 38.1% and 62.4%, respectively, differed from the U.S. statutory rate due primarily to losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and to state and local taxes. For the three months and six months ended June 30, 2008, the overall effective tax rate of 36.6% and (24.2%), respectively, differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance, along with the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee that occurred in the first quarter of 2008.

As of June 30, 2009, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to June 30, 2009.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions. In the Company’s significant tax jurisdictions, the tax years 2005 through 2008 are subject to examination by federal taxing authorities and the tax years 2004 through 2008 are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations. No amounts were recognized for interest and penalties upon adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” as amended (“FIN No. 48”) or during the six months ended June 30, 2009 and 2008.

14.	COMMITMENTS AND CONTINGENCIES

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

In September 2006, the FASB issued SFAS No. 157, which is effective for fiscal years beginning after November 15, 2007. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company adopted the provisions of SFAS No. 157 as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption in accordance with Staff Position FAS 157-2 issued by the FASB in February 2008. FAS 157-2 delays required adoption of the SFAS No. 157 for nonfinancial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157-2 as required on January 1, 2009.

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

In April 2009, the FASB issued Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107-1 and APB No. 28-1”).  SFAS No. 107-1 and APB No. 28-1 amend FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  SFAS No. 107-1 and APB No. 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  SFAS No. 107-1 and APB No. 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company adopted SFAS No. 107-1 and APB No. 28-1 as required for the period ending June 30, 2009. See Note 11 for the required disclosure.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which is effective for interim periods ending after June 15, 2009. SFAS No. 165 requires Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements. In addition, SFAS No. 165 identifies the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events. The Company adopted the provisions of SFAS No. 165 as required for the period ending June 30, 2009. See Note 16 for the required disclosure.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is effective for annual periods beginning after November 15, 2009. SFAS No. 167 requires Company management to consider the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance when determining whether a variable interest entity should be consolidated. The Company will adopt the provisions of SFAS No. 167 as required on January 1, 2010 and does not believe it will have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162” (“SFAS No. 168”), which is effective for interim periods ending after September 15, 2009. SFAS No. 168 establishes the FASB Accounting Standards CodificationTM as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Company will adopt the provisions of SFAS No. 168 as required for the period ending September 30, 2009 and does not believe it will have a significant impact on the Company’s disclosures.

.

16.	SUBSEQUENT EVENTS

On August 4, 2009, the Company and Chrysler Group executed a new vehicle supply agreement (the “New VSA”) covering vehicle purchases through the 2012 Program Year. The New VSA replaces and supersedes the existing vehicle supply agreement starting with the 2010 Program Year. The New VSA reduces vehicle purchase commitments between the Company and Chrysler Group. The 75% minimum purchase requirement is replaced with a minimum vehicle fixed volume requirement per Program Year, conditioned upon the ability of the Company to obtain satisfactory financing for such vehicles. Additional volume for any given Program Year may be obtained by mutual agreement of both parties.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2009 through the issuance of the financial statements, which occurred on August 6, 2009.

*******

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months Ended June 30,				Six Months Ended June 30,
U.S. and Canada	2009	2008	% Change		2009	2008	% Change

Vehicle Rental Data:

Average number of vehicles operated	109,368	129,017	(15.2%	)	104,648	120,093	(12.9%	)
Number of rental days	8,019,299	10,060,341	(20.3%	)	15,401,477	18,468,217	(16.6%	)
Vehicle utilization	80.6%	85.7%	(5.1) p.p.		81.3%	84.5%	(3.2) p.p.
Average revenue per day	$47.29	$42.18	12.1%		$47.04	$43.44	8.3%
Monthly average revenue per vehicle	$1,156	$1,096	5.5%		$1,154	$1,113	3.7%
Average depreciable fleet	111,727	132,526	(15.7%	)	106,857	122,224	(12.6%	)
Monthly avg. depreciation (net) per vehicle	$365	$369	(1.1%	)	$378	$367	3.0%

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Operating Results

During the second quarter of 2009, the Company’s revenues declined primarily due to a 20.3% reduction in the number of rental days due to challenging economic conditions, partially offset by a 12.1% increase in average revenue per day. Additionally, during the quarter, the Company continued its focus on matching fleet capacity with rental demand, which resulted in a reduction of the average fleet by approximately 15%. In addition to a decline in rental volume and fleet size, which lowered vehicle depreciation and direct vehicle and operating expenses during the second quarter of 2009, the Company continued to benefit from the cost reduction efforts made in the second half of 2008. The increase in fair value of derivatives was significantly lower during the second quarter of 2009 as compared to the second quarter of 2008. These items contributed to income before income taxes of $20.1 million for the second quarter of 2009, compared to income before income taxes of $17.0 million in the second quarter of 2008.

Revenues

	Three Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$379.2	$424.4	$(45.2)	(10.6%	)
Other	20.4	21.3	(0.9)	(4.2%	)
Total revenues	$399.6	$445.7	$(46.1)	(10.3%	)

Vehicle rental metrics:
Number of rental days	8,019,299	10,060,341	(2,041,042)	(20.3%	)
Average revenue per day	$47.29	$42.18	$5.11	12.1%

Vehicle rental revenue for the second quarter of 2009 decreased 10.6%, due to a 20.3% decrease in rental days totaling $86.1 million, partially offset by a 12.1% increase in revenue per day totaling $41.0 million.

Other revenue decreased $0.9 million due to a $1.9 million decrease in leasing revenue, primarily due to elimination of the franchisee leasing program, and a $1.4 million decrease in fees and services revenue from franchisees, partially offset by an increase of $2.7 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Three Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$191.7	$224.2	$(32.5)	(14.5%	)
Vehicle depreciation and lease charges, net	122.3	146.6	(24.3)	(16.6%	)
Selling, general and administrative	52.1	55.0	(2.9)	(5.3%	)
Interest expense, net of interest income	22.9	29.7	(6.8)	(22.9%	)
Total expenses	$389.0	$455.5	$(66.5)	(14.6%	)

(Increase) decrease in fair value of derivatives	$(9.4)	$(26.8)	$17.4	(64.9%	)

Direct vehicle and operating expenses for the second quarter of 2009 decreased $32.5 million, primarily due to lower transaction levels. Additionally, the Company realized benefits from its cost reduction initiatives implemented in late 2008. As a percent of revenue, direct vehicle and operating expenses were 48.0% in the second quarter of 2009, compared to 50.3% in the second quarter of 2008.

The decrease in direct vehicle and operating expense in the second quarter of 2009 primarily resulted from the following:

➢

Vehicle related expenses decreased $18.0 million. This decrease resulted primarily from a decrease in gasoline expense of $10.6 million resulting from lower average gas prices and lower fuel consumption due to a reduced fleet, a decrease in net vehicle damages of $5.3 million resulting from improved recovery collection along with lower aggregate damages due to lower net book value of the vehicles, and a $3.9 million decrease in vehicle insurance expense primarily due to change in insurance reserves resulting from favorable developments in claim history. All other vehicle related expenses increased $1.8 million.

➢

Personnel related expenses decreased $9.0 million. Approximately $11.2 million of the decrease resulted from a transaction driven reduction in the number of employees along with benefits related to the Company’s cost reduction initiatives and a $0.5 million decrease related to lower group insurance expense. These decreases were partially offset by a $1.6 million increase due to a change in the proportion of seasonal employees, coupled with a $0.8 million increase in 2009 incentive compensation expense.

➢

Facility and airport concession fees decreased $2.2 million. This decrease resulted primarily from decreased concession fees of $1.9 million, which are primarily based on a percentage of revenue generated from the airport facility.

Net vehicle depreciation and lease charges for the second quarter of 2009 decreased $24.3 million, primarily due to a 15.7% decrease in depreciable vehicles coupled with a 1.1% decrease in the average depreciation rate. The decrease in depreciable vehicles results from efforts to match the fleet with current demand levels. The decrease in the depreciation rate was primarily due to a lower mix of non-program vehicles, escalating vehicle residual values and improved fleet management. As a percent of revenue, net vehicle depreciation and lease charges were 30.6% in the second quarter of 2009, compared to 32.9% in the second quarter of 2008.

Selling, general and administrative expenses for the second quarter of 2009 decreased $2.9 million. As a percent of revenue, selling, general and administrative expenses were 13.0% of revenue in the second quarter of 2009, compared to 12.3% in the second quarter of 2008.

The decrease in selling, general and administrative expenses in the second quarter of 2009 primarily resulted from the following:

➢	Sales and marketing expenses decreased $5.1 million primarily due to a decrease in print media and promotion advertising expenses.

➢	Outside services expense decreased $1.1 million primarily due to a decrease in outsourcing fees related to reservations due to decreased rental volumes.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $2.7 million in the second quarter of 2009, compared to the second quarter of 2008, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢

Personnel related expenses increased $1.2 million primarily due to a $1.5 million increase in incentive compensation, partially offset by a decrease in salary expense due to workforce reductions implemented during the fourth quarter of 2008.

Net interest expense for the second quarter of 2009 decreased $6.8 million due to lower average vehicle debt, partially offset by a decrease in interest reimbursements relating to significantly lower purchase activity. Net interest expense was 5.7% of revenue in the second quarter of 2009, compared to 6.7% in the second quarter of 2008.

Income tax expense for the second quarter of 2009 was $7.7 million. The effective income tax rate in the second quarter of 2009 was 38.1% compared to 36.6% in the second quarter of 2008. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Operating Results

During the first half of 2009, the Company’s revenues declined primarily due to a 16.6% reduction in the number of rental days due to challenging economic conditions, partially offset by an 8.3% increase in average revenue per day. Additionally, during the first half of 2009, the Company continued its focus on matching fleet capacity with rental demand, which resulted in a reduction of the average fleet by approximately 13%. In addition to a decline in rental volume and fleet size, which lowered vehicle depreciation and direct vehicle and operating expenses during the first half of 2009, the Company continued to benefit from cost reduction efforts made in the second half of 2008. Additionally, the Company experienced an increase in the fair value of derivatives in the first half of 2009 compared to a decrease in the first half of 2008. The Company had goodwill and long-lived asset impairment expense of $350.2 million during the first half of 2008, due to non-cash charges relating to goodwill impairment of $281.2 million and reacquired franchise rights impairment of $69.0 million. These items contributed to income before income taxes of $9.2 million for the first half of 2009, compared to a loss before income taxes of $378.6 million in the first half of 2008.

Revenues

	Six Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$724.5	$802.3	$(77.8)	(9.7%	)
Other	37.5	39.9	(2.4)	(6.0%	)
Total revenues	$762.0	$842.2	$(80.2)	(9.5%	)

Vehicle rental metrics:
Number of rental days	15,401,477	18,468,217	(3,066,740)	(16.6%	)
Average revenue per day	$47.04	$43.44	$3.60	8.3%

Vehicle rental revenue for the first half of 2009 decreased 9.7%, due to a 16.6% decrease in rental days totaling $133.2 million, partially offset by an 8.3% increase in revenue per day totaling $55.4 million.

Other revenue decreased $2.4 million due to a decrease of $3.7 million in leasing revenue, primarily due to elimination of the franchise leasing program, a $2.3 million decrease in fees and services revenue and a $0.9 million decrease in parking income, partially offset by a $4.5 million increase in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

	Six Months Ended June 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$376.7	$439.6	$(62.9)	(14.3%	)
Vehicle depreciation and lease charges, net	242.2	269.2	(27.0)	(10.0%	)
Selling, general and administrative	99.0	108.7	(9.7)	(8.9%	)
Interest expense, net of interest income	49.1	51.8	(2.7)	(5.4%	)
Goodwill and long-lived asset impairment	0.3	350.2	(349.9)	(99.9%	)
Total expenses	$767.3	$1,219.5	$(452.2)	(37.1%	)

(Increase) decrease in fair value of derivatives	$(14.5)	$1.4	$(15.9)	N/M

Direct vehicle and operating expenses for the first half of 2009 decreased $62.9 million, primarily due to lower transaction levels. Additionally, the Company realized benefits from the ongoing cost reduction initiatives it had implemented. As a percent of revenue, direct vehicle and operating expenses were 49.4% in the first half of 2009, compared to 52.2% in the first half of 2008.

The decrease in direct vehicle and operating expense in the first half of 2009 resulted from the following:

➢

Vehicle related expenses decreased $27.4 million. This decrease resulted from a $17.7 million decrease in gasoline expense resulting from lower average gas prices and lower fuel consumption due to a reduced fleet, an $8.9 million decrease in net vehicle damages resulting from improved damage recovery collections along with lower aggregate damages due to a lower net book value of the vehicles, and a $5.9 million decrease in vehicle insurance expenses primarily due to a change in insurance reserves resulting from favorable developments in claim history. These decreases were partially offset by a $7.4 million increase in vehicle maintenance expense primarily resulting from the increased holding term of the fleet.

➢

Personnel related expenses decreased $23.0 million. Approximately $22.9 million of the decrease resulted from a transaction driven reduction in the number of employees along with benefits related to the Company’s cost reduction initiatives and a $1.9 million decrease related to lower group insurance expense. These decreases were partially offset by a $1.0 million increase due to a change in the proportion of seasonal employees, coupled with a $0.8 million increase in 2009 incentive compensation expense.

➢

Facility and airport concession expenses decreased $4.1 million. This decrease resulted from decreases in concession fees of $3.5 million, which are primarily based on a percentage of revenue generated from the airport facility.

Net vehicle depreciation and lease charges for the first half of 2009 decreased $27.0 million, primarily due to a 12.6% decrease in depreciable vehicles, which was partially offset by a 3.0% increase in the average depreciation rate. The decrease in depreciable vehicles results from efforts to match the fleet with current demand levels. The increase in the depreciation rate was primarily due to the impact of lower expected residual values on Non-Program Vehicles due to a soft used car market experienced in the first quarter of 2009, which were partially offset by a lower mix of Program Vehicles, which typically have higher depreciation rates. As a percent of revenue, net vehicle depreciation and lease charges were 31.8% in the first half of 2009, compared to 32.0% in the first half of 2008.

Selling, general and administrative expenses for the first half of 2009 decreased $9.7 million. As a percent of revenue, selling, general and administrative expenses were 13.0% of revenue in the first half of 2009, compared to 12.9% in the first half of 2008.

The decrease in selling, general and administrative expenses in the first half of 2009 resulted from the following:

➢	Sales and marketing expenses decreased $9.5 million primarily due to a decrease in print media and promotion advertising expenses.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $4.5 million in the first half of 2009, compared to the first half of 2008, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	Outside services expense decreased $2.5 million primarily due to a decrease in outsourcing fees related to reservations due to decreased rental volumes.

➢

Personnel related expenses decreased $1.1 million due to a $3.9 million decrease primarily relating to lower salary expense resulting from workforce reductions implemented during the fourth quarter of 2008, partially offset by a $1.9 million increase in incentive compensation expense and a $0.9 million increase in stock option expense.

Net interest expense for the first half of 2009 decreased $2.7 million due to lower average vehicle debt, partially offset by a decrease in interest reimbursements relating to vehicle programs and the write-off of deferred financing fees due to a reduction in the capacity of the Revolving Credit Facility (hereinafter defined) and the Term Loan (hereinafter defined) during the first half of 2009. Net interest expense was 6.5% of revenue in the first half of 2009, compared to 6.1% in the first half of 2008.

A non-cash goodwill and long-lived asset impairment charge of $350.1 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

Income tax expense for the first half of 2009 was $5.8 million. The effective income tax rate for the first half of 2009 was 62.4%, which exceeded the statutory rates principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses. The effective tax rate for the first half of 2008 was (24.2%) primarily due to a portion of the non-cash goodwill and long-lived asset impairment charge in 2008 not being tax deductible. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2009 and Management’s Plans

The Company expects the overall environment in the rental car industry to remain challenging in the second half of 2009, as economic conditions negatively impact consumer confidence and travel demand. Based on the Company’s expected fleet size and projected industry-wide rental day demand, the Company narrowed its prior revenue guidance. The Company now expects rental revenues to decline 8% to 10% for the full year of 2009 compared to 2008. Falling rental days are expected to be somewhat mitigated by an increase in rate per day. For the remainder of 2009, the used vehicle market is expected to show year over year improvement.

Going forward, the Company anticipates that Chrysler will continue to be an important supplier of vehicles, but the number of vehicles supplied by Chrysler will depend on our fleet requirements, the availability of vehicles, and other factors. While there is still some uncertainty as to the timing of a full-scale production restart by Chrysler Group, the Company believes that its purchasing relationships with other suppliers, including Ford Motor Company, will allow it to continue to source vehicles in the ordinary course of business to meet its operating needs.

Fleet capacity for the rental car industry is expected to be in line with consumer demand in 2009. Year over year rental pricing trends have continued to improve in 2009, but have been offset by a decline in rental days. Additionally, the Company should continue to benefit from savings resulting from previously implemented cost reduction initiatives.

The Company expects its fleet cost to begin to align with industry averages sometime in 2010 after being significantly higher for the past few years. Although the Company has experienced declines in depreciation on a per vehicle basis in the past two quarters, the Company expects vehicle depreciation in the third quarter of 2009 to be higher than last year’s third quarter due to the settlement of certain manufacturer incentives during the third quarter of 2008 that lowered per vehicle depreciation expenses.

The Company’s focus for 2009 is on maximizing revenue per transaction, reducing expenses, de-leveraging and diversifying fleet investment, all in order to properly position the Company for an expected economic recovery in 2010.

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

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities and insurance bonds. Cash generated by operating activities of $394.4 million for the six months ended June 30, 2009 was primarily the result of net income, adjusted for depreciation, and increased collections of outstanding receivables from vehicle manufacturers. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. The letters of credit are provided under the Company’s Revolving Credit Facility.

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2009. The Company has no further maturities of asset backed medium term notes until 2010. Historically, the Company had issued additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity; however, during 2008, there were significant disruptions in the financial markets that affected the Company’s access to funding. The Company expects to use restricted cash and vehicle disposal proceeds to repay the Series 2005-1 Notes that begin maturing in January 2010. The Company believes its access to cost-effective financing may continue to be limited in 2009.

Cash generated from investing activities was $189.0 million. The principal source of cash from investing activities during the six months ended June 30, 2009 was proceeds from the sale of used revenue-earning vehicles, which totaled $718.1 million, partially offset by $479.0 million in purchases of revenue-earning vehicles and the separate classification of $100 million of cash and cash equivalents required to be maintained at all times under the Company’s recent amendment of the Senior Secured Credit Facilities separately identified on the face of the balance sheet as cash and cash equivalents – required minimum balance (see Note 3 of Notes to condensed consolidated financial statements). The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. In addition, restricted cash at June 30, 2009 decreased $51.3 million from December 31, 2008, primarily due to the payment of an intercompany dividend of excess cash enhancement from restricted cash and investments to cash and cash equivalents, resulting in a net decrease of $53.7 million, partially offset by interest income earned on restricted cash and investments of $2.4 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles. The Company also used cash for non-vehicle capital expenditures of $3.9 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology related projects.

Cash used in financing activities was $650.5 million primarily due to the repayment of amounts outstanding under the Liquidity Facility and the Conduit Facility in the amount of $274.9 million and $215.0 million, respectively. Additionally, due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company repaid $147.2 million of financing under these arrangements relating to vehicles that were sold during the first half of 2009. The Company also prepaid $20 million of its Term Loan and paid $5.7 million in deferred financing cost associated with the amendments to the Senior Secured Credit Facilities.

The Company’s ability to defer the gains on the disposition of its vehicles under its like-kind exchange program may be affected by the recent significant downsizing of the Company’s fleet. If the Company is unable to defer these gains, the Company plans to utilize its existing net operating loss carryforward (“NOL”) to offset the gains. However, if the taxable gains exceed the Company’s NOL, the Company’s cash payments for federal and state income taxes could increase.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At June 30, 2009, the Company had $69.3 million in letters of credit, including $60.2 million in letters of credit noted under the Revolving Credit Facility, and $38.5 million in surety bonds to secure these obligations.

Asset Backed Medium Term Notes

The asset backed medium term note program at June 30, 2009 was comprised of $1.5 billion in asset backed medium term notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates. Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles. These amounts totaled approximately $509.1 million at June 30, 2009.

In February 2009, the Company amended all series of its asset backed medium term note program to be able to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle.

In June 2009, the Company amended all series of its asset backed medium term note program to provide the Company with flexibility to manage its inventory by continuing to allow for re-designation of vehicles from the Series 2005-1 Notes to the Series 2006-1 and Series 2007-1 Notes given the scheduled maturity of the Series 2005-1 Notes. In doing so, the Company agreed that it would limit re-designation of vehicles from the Series 2005-1 Notes to no more than $200 million in net book value in the aggregate during the period from effectiveness of the amendment until the occurrence (if any) of an Insurer Related Amortization Event with respect to the Series 2005-1 Notes, and to no more than $30 million in net book value per month after any occurrence of such event. In relation to the amendments to the medium term note programs, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy or insolvency event with respect to a Monoline under the Series 2005-1 Notes if, at any time, the aggregate undrawn amount of such letters of credit and unpaid reimbursement obligations in respect thereof were greater than $24.4 million or if the requested increase would cause the Series 2005-1 Letter of Credit Amount to exceed that amount.

On August 3, 2009, the Company made certain technical amendments to the indenture supplements for all series of its asset backed notes in order to add Chrysler Group and General Motors Company as eligible vehicle manufacturers under the indenture supplements. These indenture supplements were further amended to cure any and all conditions triggered as a result of the Chrysler bankruptcy that would have constituted a “Manufacturer Event of Default” as defined in the indenture supplements.

In conjunction with the approval of the amendment above, the Company also agreed to amend its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed notes. Under the terms of the proposed amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing notes and enhancement letters of credit. The Company expects to execute this amendment in August.

Commercial Paper Program, Conduit and Liquidity Facility

In February 2009, the Company paid in full the outstanding balance of its Commercial Paper Program (the “Commercial Paper Program”), including its related liquidity facility, and its Variable Funding Note Purchase Facility (the “Conduit Facility”). The Company terminated these programs on April 21, 2009.

Vehicle Debt and Obligations

Vehicle manufacturer and bank lines of credit provided $84.2 million in capacity and borrowings at June 30, 2009. Due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company will pay down existing borrowings over the normal amortization period as vehicles financed are sold. Substantially all borrowings under the vehicle manufacturer and bank lines of credit must be repaid by January 2010 and September 2009, respectively. In February 2009, in conjunction with the amendments to the Senior Secured Credit Facilities, the Company amended these lines of credit by eliminating the leverage ratio covenant requirement and replacing it with a requirement that the Company maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. At June 30, 2009 the Company was in compliance with all covenants.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada obtains vehicle financing of up to CND$200 million. In April 2009, the partnership agreement was amended which reduces the committed funding from CND$200 million to CND$165 million on the effective date of the amendment. This amendment further reduces the committed funding beginning in October 2009 to CND$150 million, beginning in December 2009 to CND$125 million and a final reduction in January 2010 to CND$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.

Senior Secured Credit Facilities

At June 30, 2009, the Company’s senior secured credit facilities (the ”Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $158.1 million Term Loan. The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant, to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility, a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets and a limitation on cash dividends and share repurchases. Additionally, the Company executed mortgages in favor of the banks encumbering seven additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility. As of June 30, 2009, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility. The Revolving Credit Facility contains sub-limits that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $162.8 million and remaining available capacity of $68.5 million at June 30, 2009.

In conjunction with the February 2009 amendment, the Term Loan maturity date was accelerated by one year and the Term Loan now expires on June 15, 2013. The Company made a $20 million payment upon execution of the amendment in February 2009 and will be required to make minimum quarterly principal payments of $2.5 million per quarter beginning in March 2010.

In June 2009, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy with respect to the monoline insurance company under the Series 2005-1 Notes if, at the time, the Series 2005-1 Letter of Credit Amount is greater than $24.4 million or if the requested increase would cause the Series 2005-1 Letter of Credit Amount to exceed that amount.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2009, a 50 basis point fluctuation in interest rates would have an approximate $2 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At June 30, 2009, cash and cash equivalents totaled $162.5 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $545.3 million.

At June 30, 2009, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2008, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 10 and 11 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2008 for the tabular entry, “Vehicle Debt and Obligations - Floating Rates,” from $1,467.6 million to $1,156.2 million, which reduction includes the payoff of the Commercial Paper Program and Liquidity Facility, the payoff of the Conduit Facility and the continued pay down of the vehicle manufacturer and bank lines of credit that were not renewed in late 2008, partially offset by the increase in fair market value of the asset backed medium term notes of $328.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a)

On May 14, 2009, the Annual Meeting of Stockholders of the Company was held. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s director nominees.

b)	The following matters were voted on at the Annual Meeting of Stockholders of the Company:

Proposal 1 – Election of Directors.

	NUMBER OF VOTES
NOMINEE	FOR	WITHHELD

Thomas P. Capo	14,435,574	5,004,021
Maryann N. Keller	13,986,324	5,453,271
The Hon. Edward C. Lumley	14,360,212	5,079,383
Richard W. Neu	19,094,904	344,691
John C. Pope	14,364,613	5,074,982
Scott L. Thompson	19,129,214	310,381

Incumbent director, Edward L. Wax, chose not to stand for re-election to the Board.

Proposal 2 – Ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the 2009 year. A proposal to ratify the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for 2009 was adopted, with 19,190,463 votes cast for, 236,766 votes cast against and 12,366 votes abstained.

Proposal 3 – Approval of the addition of 1,300,000 shares to the Dollar Thrifty Automotive Group, Inc. Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan. A proposal to approve the additional shares was adopted, with 11,446,677 votes cast for, 1,393,016 votes cast against, 11,616 votes abstained, and 6,588,286 broker non-votes.

ITEM 5.	OTHER INFORMATION

Amendment to asset backed medium term notes

On August 3, 2009, the Company made certain technical amendments to the indenture supplements for all series of its asset backed notes in order to add Chrysler Group and General Motors Company as eligible vehicle manufacturers under the indenture supplements. These indenture supplements were further amended to cure any and all conditions triggered as a result of the Chrysler bankruptcy that would have constituted a “Manufacturer Event of Default” as defined in the indenture supplements.

In conjunction with the approval of the amendments above, the Company also agreed to amend its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed notes. Under the terms of the proposed amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing notes and enhancement letters of credit. The Company expects to execute this amendment to the Senior Secured Credit Facilities in August.

The amendments are attached hereto as Exhibits 4.212, 4.213 and 4.214.

ITEM 6.	EXHIBITS

4.210

Amendment No. 1, dated as of June 2, 2009 to the Second Amended and Restated Master Collateral Agency Agreement (the “Master Collateral Agreement”), dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as Master Collateral Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.211

Letter Agreement, dated as of June 2, 2009, among Dollar Thrifty Automotive Group, Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, relating to Amendment No. 1 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.212	Amendment No. 4 to Series 2005-1 Supplement dated as of August 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.213	Amendment No. 5 to Series 2006-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.214	Amendment No. 3 to Series 2007-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
10.221

Second Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan, effective March 16, 2009, filed as the same numbered exhibit with DTG’s Form 8-K filed May 20, 2009, Commission File No. 1-13647*

10.222

Letter Agreement, dated as of June 2, 2009, between Dollar Thrifty Automotive Group, Inc., and Deutsche Bank Trust Company Americas, as letter of credit issuer, relating to the Credit Agreement, dated as of June 15, 2007, filed as the same numbered exhibit with DTG’s Form 8-K filed June 8, 2009, Commission File No. 1-13647*

10.223

Sixth Amendment to Credit Agreement, dated as of June 25, 2009 and effective as of June 26, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K filed June 30, 2009, Commission File No. 1-13647*

10.224	Form of Restricted Stock Unit Grant Agreement Between the Company and the applicable employee**
10.225

First Amendment effective as of July 22, 2009, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment)**

15.35	Letter from Deloitte & Touche LLP regarding interim financial information**

23.40

Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2008, filed June 24, 2009, Commission File No. 1-13647*

31.59	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.60	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.59	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.60	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_____________________

*Incorporated by reference

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 6, 2009	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
President, Chief Executive Officer and Principal
Executive Officer

August 6, 2009	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III
Senior Executive Vice President, Chief Financial

Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

4.212	Amendment No. 4 to Series 2005-1 Supplement dated as of August 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.213	Amendment No. 5 to Series 2006-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.214	Amendment No. 3 to Series 2007-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
10.224	Form of Restricted Stock Unit Grant Agreement Between the Company and the applicable employee
10.225

First Amendment effective as of July 22, 2009, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.35	Letter from Deloitte & Touche LLP regarding interim financial information
31.59	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.60	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.59	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.60	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002