Form 10-Q
period 2009-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2009-10-26
CIK 1049108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Common Stock as of October 23, 2009 was 21,871,237.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q

CONTENTS

Page
PART I - FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM	2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM	3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	35

ITEM	4. CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS	36

ITEM	1A. RISK FACTORS	37

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS	43

ITEM	6. EXHIBITS	44

SIGNATURES	45

INDEX TO EXHIBITS	46

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook and Management’s Plans” and “Liquidity and Capital Resources”. These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions. These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them. Risks and uncertainties that could materially affect future results include:

•

the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial markets, constrained credit markets and concerns about global economic prospects, which have continued to depress consumer confidence and spending levels and could affect the ability of our customers to meet their payment obligations to us;

•	whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stimulate economic growth will be successful;
•	the effectiveness of other actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary;
•

our ability to obtain cost-effective financing as needed (including replacement of asset backed medium term notes and other indebtedness as it comes due) without unduly restricting operational flexibility, particularly if global economic conditions and credit markets fail to improve;

•

our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of any required amendments or waivers, such as potential reductions in lender commitments;

•	whether efforts to revitalize the U.S. automotive industry are successful, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers;
•	the impact of pricing and other actions by competitors;
•

our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for our asset backed financing structures;

•	the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used car market on our ability to reduce our fleet capacity as and when projected by our plans;
•

the potential for significant cash tax payments in 2009 and 2010 as a result of the reduction in our fleet size and the resulting impact of our inability to defer gains on the disposition of our vehicles under our like-kind exchange program;

•

our ability to manage our fleet mix to match demand and reduce vehicle depreciation costs, particularly in light of the significant increase in the level of Non-Program Vehicles (i.e., those vehicles not acquired through a guaranteed residual value program) in our fleet and our exposure to the used car market;

•	the impact of our strategy to increase holding periods for vehicles in our fleet, including potential adverse customer perceptions of the quality of our fleet and increased servicing costs;
•	airline travel patterns, including disruptions or reductions in air travel resulting from airline bankruptcies, industry consolidation, capacity reductions and pricing actions;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed;
•	volatility in gasoline prices;
•	access to reservation distribution channels;
•	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
•	the cost of regulatory compliance and the outcome of pending litigation; and
•	the impact of natural catastrophes and terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for the year then ended (not presented herein); and in our report dated March 3, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma

October 26, 2009

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In Thousands Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2009	2008	2009	2008
REVENUES:
Vehicle rentals	$418,665	$477,085	$1,143,172	$1,279,422
Other	20,227	23,563	57,755	63,462
Total revenues	438,892	500,648	1,200,927	1,342,884

COSTS AND EXPENSES:
Direct vehicle and operating	213,412	249,147	590,102	688,744
Vehicle depreciation and lease charges, net	102,968	137,438	345,206	406,667
Selling, general and administrative	54,746	51,598	153,751	160,281
Interest expense, net of interest income	24,554	31,033	73,630	82,891
Goodwill and long-lived asset impairment	383	-	644	350,144
Total costs and expenses	396,063	469,216	1,163,333	1,688,727

(Increase) decrease in fair value of derivatives	(5,569)	689	(20,023)	2,043

INCOME (LOSS) BEFORE INCOME TAXES	48,398	30,743	57,617	(347,886)

INCOME TAX EXPENSE (BENEFIT)	18,304	11,810	24,059	(79,642)

NET INCOME (LOSS)	$30,094	$18,933	$33,558	$(268,244)

BASIC EARNINGS (LOSS) PER SHARE	$1.38	$0.88	$1.55	$(12.57)

DILUTED EARNINGS (LOSS) PER SHARE	$1.29	$0.87	$1.47	$(12.57)

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(In Thousands Except Share and Per Share Data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS:
Cash and cash equivalents	$205,986	$229,636
Cash and cash equivalents - required minimum balance (Note 3)	100,000	-
Restricted cash and investments	561,739	596,588
Receivables, net	131,850	261,565
Prepaid expenses and other assets	67,260	69,248
Revenue-earning vehicles, net	1,363,129	1,946,079
Property and equipment, net	93,679	104,442
Income taxes receivable	-	845
Intangible assets, net	25,707	29,778
	$2,549,350	$3,238,181
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$47,093	$48,898
Accrued liabilities	222,529	242,369
Income taxes payable	24,683	-
Deferred income tax liability	119,254	133,643
Vehicle insurance reserves	112,151	110,310
Debt and other obligations	1,760,615	2,488,245
Total liabilities	2,286,325	3,023,465

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value: Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value: Authorized 50,000,000 shares; 28,277,643 and 28,039,658 issued, respectively, and 21,862,737 and 21,624,752 outstanding, respectively	282	280
Additional capital	809,496	803,304
Retained earnings (deficit)	(298,353)	(331,911)
Accumulated other comprehensive loss	(20,831)	(29,388)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)
Total stockholders’ equity	263,025	214,716
	$2,549,350	$3,238,181

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In Thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,558	$(268,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	363,622	407,527
Non-vehicle depreciation	15,058	16,506
Net gains from disposition of revenue-earning vehicles	(18,879)	(1,822)
Amortization	6,155	5,344
Performance share, stock option and restricted stock plans	3,618	2,354
Interest income earned on restricted cash and investments	(2,859)	(6,793)
Net (gains) losses from sale of property and equipment	(5)	280
Goodwill and long-lived asset impairment	644	350,144
Provision for losses on receivables	2,371	4,491
Deferred income taxes	(19,694)	(79,560)
Change in fair value of derivatives	(20,023)	2,043
Change in assets and liabilities:
Income taxes payable/receivable	25,528	(1,187)
Receivables	127,402	80,647
Prepaid expenses and other assets	8,234	21,405
Accounts payable	(1,633)	(18,849)
Accrued liabilities	11,893	(14,509)
Vehicle insurance reserves	1,841	671
Other	2,445	(1,908)
Net cash provided by operating activities	539,276	498,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(719,738)	(2,059,331)
Proceeds from sales	957,945	1,838,833
Net change in cash and cash equivalents - required minimum balance	(100,000)	-
Net change in restricted cash and investments	37,708	(112,646)
Property, equipment and software:
Purchases	(6,902)	(23,612)
Proceeds from sales	102	41
Acquisition of businesses, net of cash acquired	(8)	(1,409)
Net cash provided by (used in) investing activities	169,107	(358,124)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In Thousands)

	Nine Months Ended September 30,
	(Unaudited)
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	43,279	9,680,349
Payments of vehicle debt and other obligations	(750,916)	(9,642,707)
Payments of non-vehicle debt	(20,000)	(60,625)
Issuance of common shares	2,045	33
Financing issue costs	(6,441)	(9,289)
Net cash used in financing activities	(732,033)	(32,239)

CHANGE IN CASH AND CASH EQUIVALENTS	(23,650)	108,177

CASH AND CASH EQUIVALENTS:
Beginning of period	229,636	101,025
End of period	$205,986	$209,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$18,042	$1,005
Interest	$73,682	$87,079

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Purchases of property, equipment and software included
in accounts payable	$751	$378

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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

Subsequent Events

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2009 through the issuance of the financial statements, which occurred on October 26, 2009. The Company noted no reportable subsequent events.

2.	OPERATIONS AND LIQUIDITY

Chrysler

One of our major suppliers, Chrysler LLC (together with certain of its affiliates, “Chrysler”), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code on April 30, 2009. In June 2009, Chrysler Group LLC, the new legal entity following restructuring (“Chrysler Group”) agreed to assume certain liabilities of Chrysler, including liabilities under Chrysler’s guaranteed depreciation program (“GDP”) with the Company. As of September 30, 2009, the Company had approximately 2,500 GDP vehicles remaining to be returned under this program. The Company expects that it will receive payment of all amounts due under the GDP program. In addition to amounts due under the GDP program, as of September 30, 2009, the Company also had $8.3 million of trade receivables due from Chrysler. Management believes that these amounts will be fully realized.

Based on the results of sales of Chrysler Non-Program Vehicles subsequent to the sale of Chrysler’s assets to Chrysler Group, the Company has not experienced an adverse impact on the residual values of Chrysler vehicles as a result of the bankruptcy. Based on the results through September 30, 2009, as well as the continued significant improvement in used vehicle market conditions generally since December 2008, the Company does not expect a material deterioration in Chrysler residual values that could negatively impact the Company’s operations or liquidity.

The Company believes that its purchasing relationships with Chrysler Group, Ford Motor Company (“Ford”), General Motors Company, the new legal entity following restructuring (“General Motors”) and its other suppliers will allow it to continue to source vehicles in the ordinary course of business to meet its operating needs.

Monoline Insurer

As previously disclosed, an event of bankruptcy involving a monoline or bond insurer with respect to the Company's asset backed medium term notes ("Monoline") could trigger an early amortization of the Company's obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of the Company's other financing agreements. During an amortization period, amortization is required at the earlier of (i) the sale date of the vehicle financed under the affected medium term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of such medium term notes.

The Company believes that conditions in the asset backed medium term note market have improved during the third and fourth quarters of 2009, although based on recently completed rental car transactions, the Company expects that any refinancing would bear higher interest rates and require a substantially higher collateral enhancement rate than its current medium term notes. Subject to its ability to meet such higher collateral requirements, the Company believes it would be able to refinance or replace its asset backed medium term notes with other debt upon their maturity or in the event of an early amortization.

3.	CASH AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Cash and Cash Equivalents - Required Minimum Balance – In February 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”). Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan (hereinafter defined) and letters of credit issued under the Revolving Credit Facility (hereinafter defined). Due to the minimum cash requirement covenant, the Company has separately identified the $100 million of cash on the face of the Condensed Consolidated Balance Sheet. See Note 9 for further discussion.

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

Long-Term Incentive Plan

At September 30, 2009, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 3,149,971 shares. The Company has 271,845 shares available for future LTIP awards at September 30, 2009 after allocating for the maximum potential shares that could be awarded under existing LTIP grants. The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $2.4 million and $4.7 million during the three months and nine months ended September 30, 2009, respectively, and $0.5 million and $2.4 million during the three months and nine months ended September 30, 2008, respectively, for such awards.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee of the Board of Directors of the Company may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.7 million and $2.0 million in compensation costs (included in the $2.4 million and $4.7 million discussed above) for the three months and nine months ended September 30, 2009, respectively, and $0.3 million and $0.7 million (included in the $0.5 million and $2.4 million discussed above) for the three months and nine months ended September 30, 2008, respectively. The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant. The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows: weighted-average expected life of the awards of eight years, volatility factor of 80.24%, risk-free rate of 3.00% and no dividend payments. The weighted average grant-date fair value of these options was $4.44. The options vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012. Expense is recognized over the service period which is the vesting period. Unrecognized expense remaining at September 30, 2009 for the options issued in 2009 is $3.2 million.

The following table sets forth the non-qualified option rights activity under the LTIP for the nine months ended September 30, 2009:

	Number of Shares (In Thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (In Thousands)

Outstanding at January 1, 2009	1,602	$9.65

Granted	1,120	4.44
Exercised	(124)	16.51
Canceled	(70)	19.86

Outstanding at September 30, 2009	2,528	$6.72	8.22	$45,165

Options exercisable at September 30, 2009	250	$18.20	1.41	$1,601

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (In Thousands)	Weighted-Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable (In Thousands)	Weighted- Average Exercise Price

$0.77 - $0.97	853	9.04	$0.95	-	$-

$4.44 - $11.45	1,166	9.27	4.72	46	11.45

$13.98 - $24.38	509	4.46	20.98	204	19.71

$0.77 - $24.38	2,528	8.22	$6.72	250	$18.20

Performance Shares – Performance shares are granted to Company officers and certain key employees. No performance shares have been granted in 2009. The awards granted in 2008 and 2007 established a target number of shares that generally vest at the end of a three-year requisite service period following the grant-date. In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008, net of forfeitures, totaling approximately 61,000 shares vested and approximately 3,000 shares vested under the 2007 grant of performance shares for certain participants pursuant to separation or retirement arrangement were settled through the issuance of common stock totaling approximately $0.1 million. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. For the awards granted in 2008 and 2007, the grant-date fair value for the performance indicator portion of the awards is based on the closing market price of the Company’s common shares at the date of grant. The market condition based portion of the awards granted during the nine months ended September 30, 2008 was estimated on the date of grant using a lattice-based option valuation model and the following assumptions: weighted-average expected life of awards of three years, volatility factor of 35.30% and risk-free rate of 2.32%.

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2009 and any changes during the nine months ended September 30, 2009:

Nonvested Shares	Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	341	$41.93
Granted	-	-
Vested	(64)	46.36
Forfeited	(88)	46.21
Nonvested at September 30, 2009	189	$39.66

At September 30, 2009, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.5 million, depending upon the Company’s performance against targets specified in the performance share agreement. This estimated compensation cost is expected to be recognized over the weighted average period of 0.8 years. Values of the performance shares earned will be recognized as compensation expense over the requisite service period. The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2009 was $0.1 million. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, employee and non-employee directors were granted restricted stock units. The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant. The Company recognizes compensation expense on a straight-line basis over the vesting period.  In January 2009, non-employee directors were granted 95,812 shares with a grant-date fair value of $1.23 per share and 56,910 shares that have the right to receive cash payments at the settlement date price. An employee director was granted 13,550 shares in May 2008, that vest in equal installments over four years with a grant-date fair value of $13.98 per share and 50,000 shares in October 2008 that vest in equal installments over three years with a grant-date fair value of $0.97 per share. The employee director was also granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share, that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012. At September 30, 2009, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.3 million, which is expected to be recognized over the vesting period of the restricted stock.

5.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Depreciation of revenue-earning vehicles	$119,708	$138,457	$363,622	$407,527
Net gains from disposal of revenue-earning vehicles	(16,773)	(1,262)	(18,879)	(1,822)
Rents paid for vehicles leased	33	243	463	962

	$102,968	$137,438	$345,206	$406,667

6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted earnings per share, the Company utilizes the treasury stock method. Because the Company incurred a loss from continuing operations for the nine months ended September 30, 2008, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for such period.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Income (loss)	$30,094	$18,933	$33,558	$(268,244)

Basic EPS:
Weighted average common shares	21,729,092	21,443,418	21,592,137	21,344,105

Basic EPS	$1.38	$0.88	$1.55	$(12.57)

Diluted EPS:
Weighted average common shares	21,729,092	21,443,418	21,592,137	21,344,105

Shares contingently issuable:
Stock options	1,060,374	-	647,196	-
Performance awards	257,682	3,143	227,501	-
Employee compensation shares deferred	66,870	161,117	124,252	-
Director compensation shares deferred	141,092	181,594	160,504	-

Shares applicable to diluted	23,255,110	21,789,272	22,751,590	21,344,105

Diluted EPS	$1.29	$0.87	$1.47	$(12.57)

For the three months ended September 30, 2009 and 2008, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 165,491 and 518,213, respectively.

For the nine months ended September 30, 2009 and 2008, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 410,220 and 1,006,746, respectively.

7.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Trade accounts receivable	$99,651	$105,759
Other vehicle manufacturer receivables	30,230	109,859
Car sales receivable	8,530	17,717
Due from Chrysler	8,315	41,313
Note receivable and other	42	116
	146,768	274,764
Less: Allowance for doubtful accounts	(14,918)	(13,199)
	$131,850	$261,565

Trade accounts and notes receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business. Notes receivable are generally issued by certain franchisees at current market interest rates with varying maturities and are generally guaranteed by franchisees.

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and incentive programs, which are paid according to contract terms and are generally received within 60 days. The majority of the receivables relate to risk incentives and vehicle repurchases from Ford.

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

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days. The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments. This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold. As of September 30, 2009, there were approximately 230 units at auction awaiting sale and approximately 2,500 units remaining in inventory, which are expected to be returned during the remainder of 2009.

Allowance for doubtful accounts represents potentially uncollectible amounts owed to the Company from franchisees, tour operators, corporate account customers and others.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Software and other intangible assets	$80,083	$78,663
Less accumulated amortization	(54,376)	(48,885)
Total intangible assets	$25,707	$29,778

Intangible assets with finite useful lives, such as software, are amortized over their respective useful lives.

9.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following (in thousands):

	September 30,	December 31,
	2009	2008

Vehicle debt and other obligations
Asset backed medium term notes
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
	1,500,000	1,500,000
Discounts on asset backed medium term notes	(7)	(14)
Asset backed medium term notes, net of discount	1,499,993	1,499,986
Conduit Facility	-	215,000
Commercial paper (including draws on Liquidity Facility)	-	274,901
Other vehicle debt	4,155	233,698
Limited partner interest in limited partnership (Canadian fleet financing)	98,342	86,535
Total vehicle debt and other obligations	1,602,490	2,310,120

Non-vehicle debt
Term Loan	158,125	178,125
Total non-vehicle debt	158,125	178,125

Total debt and other obligations	$1,760,615	$2,488,245

In February 2009, the Company paid off all outstanding amounts under the Variable Funding Note Purchase Facility (the “Conduit Facility”) and the liquidity facility (the “Liquidity Facility”) totaling $215.0 million and $274.9 million, respectively, and terminated the facilities in April 2009.

In February 2009, the Company amended its Senior Secured Credit Facilities through June 15, 2013, their final maturity date. As part of the amendment, availability under the revolving credit facility (the “Revolving Credit Facility”) was reduced from $340 million at December 31, 2008 to $231.3 million, with such amount restricted to the issuance of letters of credit. The Revolving Credit Facility also contains sub-limits that limit the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. In conjunction with the amendment, the Company also repaid $20 million of the term loan (the “Term Loan”), reducing the outstanding amount to $158.1 million.

The amendment referenced above replaced the existing leverage ratio covenant with an adjusted tangible net worth covenant and minimum cash maintenance covenant. The Company is now required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents. Within the $100 million of unrestricted cash and cash equivalents, the Company must also maintain at least $60 million in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. Additionally, the Company executed mortgages in favor of the banks encumbering seven additional properties not previously encumbered, as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Company incurred a 50 basis point increase in the interest rate on outstanding Term Loan debt and outstanding letters of credit as a result of the amendment and paid one-time amendment fees of 50 basis points based on outstanding commitments and/or loans.

In April 2009, DTG Canada, the General Partner, amended its partnership agreement with an unrelated bank’s conduit, the Limited Partner, which provides for vehicle financing in Canada. This amendment reduces the committed funding from CAD$200 million to CAD$165 million on the effective date of the amendment. This amendment further reduces the committed funding beginning in October 2009 to CAD$150 million, beginning in December 2009 to CAD$125 million and a final reduction in January 2010 to CAD$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.

In June 2009, the Company amended all series of its asset backed medium term note program to provide the Company with flexibility to manage its inventory by continuing to allow for re-designation of vehicles from the Series 2005-1 Notes to the Series 2006-1 and Series 2007-1 Notes given the scheduled maturity of the Series 2005-1 Notes. In doing so, the Company agreed that it would limit re-designation of vehicles from the Series 2005-1 Notes to no more than $200 million in net book value in the aggregate during the period from effectiveness of the amendment until the occurrence (if any) of an event of bankruptcy with respect to the relevant Monoline or a failure by the Monoline to honor its guarantee obligations with respect to the Series 2005-1 Notes, and to no more than $30 million in net book value per month after any occurrence of such event. In relation to the amendments to the medium term note programs, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letter of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy with respect to a Monoline under the Series 2005-1 Notes if, at the time, the aggregate undrawn amount of such letters of credit and unpaid reimbursement obligations in respect (the “Series 2005-1 Letter of Credit Amount”) thereof were greater than $24.4 million or if the requested increase would cause the Series 2005-1 Letter of Credit Amount to exceed that amount.

In August 2009, the Company further amended all series of its asset backed medium term notes in order to add Chrysler Group and General Motors as eligible vehicle manufacturers under the indenture supplements. The related indenture supplements were also amended to cure any and all conditions that may have been triggered as a result of the Chrysler bankruptcy and that could have constituted a “Manufacturer Event of Default” as defined in the indenture supplements. In conjunction with this amendment, the Company amended its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed medium term notes. Under the terms of this amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit.

In September 2009, the Company paid off all outstanding amounts under its vehicle manufacturer line of credit and one of its bank lines of credit.

The 2005, 2006 and 2007 asset backed medium term notes are insured by Syncora Guarantee Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates. Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results. The Company has used interest rate swap agreements to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates. These swaps have termination dates through July 2012. The fair value of derivatives outstanding at September 30, 2009 and December 31, 2008 is as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments Interest rate contracts	Receivables	$-	Receivables	$-	Accrued liabilities	$44,844	Accrued liabilities	$56,069

Total derivatives designated as hedging instruments		$-		$-		$44,844		$56,069

Derivatives not designated as hedging instruments Interest rate contracts	Receivables	$42	Receivables	$63	Accrued liabilities	$43,583	Accrued liabilities	$63,552

Total derivatives not designated as hedging Instruments		$42		$63		$43,583		$63,552

Total derivatives		$42		$63		$88,427		$119,621

The interest rate swap agreements related to the asset backed medium term note issuances in 2005 and 2006 do not qualify for hedge accounting treatment. The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three-month and the nine-month periods ended September 30, 2009 and 2008 is as follows (in thousands):

Derivatives Not	Amount of (Gain) or Loss Recognized in Income on Derivative
Designated as Hedging	Three Months Ended September 30,		Nine Months Ended September 30,		Location of (Gain) or Loss Recognized in Income
Instruments	2009	2008	2009	2008	on Derivative

Interest rate contracts	$(5,569)	$689	$(20,023)	$2,043	Net decrease (increase) in fair value of derivatives

Total	$(5,569)	$689	$(20,023)	$2,043

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method. Gains (losses) recognized on derivatives are initially recorded in other comprehensive income (loss) (“OCI”) and are reclassified into income (loss) as the hedge impacts interest expense. The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI into income (loss) for the three-month and the nine-month periods ended September 30, 2009 and 2008 are as follows (in thousands):

Derivatives in Cash Flow Hedging	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss reclassified from AOCI in Income (Effective Portion)
Relationships	2009	2008	2009	2008

Three Months Ended
September 30,
Interest rate contracts	$(555)	$(1,976)	$(6,042)	$(3,252)	Interest expense, net of interest income

Total	$(555)	$(1,976)	$(6,042)	$(3,252)

Nine Months Ended
September 30,
Interest rate contracts	$6,579	$(1,207)	$(17,560)	$(7,820)	Interest expense, net of interest income

Total	$6,579	$(1,207)	$(17,560)	$(7,820)

At September 30, 2009, the Company’s interest rate contracts related to the 2007 Swap were effectively hedged, and no ineffectiveness was recorded in income. Based on projected market interest rates, the Company estimates that approximately $13.5 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

11.	FAIR VALUE MEASUREMENTS

Financial instruments are presented at fair value in the Company’s balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. These categories include (in descending order of priority): Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table shows assets and liabilities measured at fair value as of September 30, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurments at Reporting Date Using
(in thousands) Description	Total Fair Value Assets (Liabilities) at 9/30/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative Assets	$42	$-	$42	$-
Derivative Liabilities	(88,427)	-	(88,427)	-
Marketable Securities
(available for sale)	407	407	-	-
Deferred Compensation
Plan Assets (a)	1,455	-	1,455	-

Total	$(86,523)	$407	$(86,930)	$-

(a) The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbit trust.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $170.6 million and $38.3 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

Debt and other obligations at 9/30/09	Carrying Value	Fair Value at 9/30/09
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,394,155	$1,244,655

Vehicle debt and obligations-fixed rates	$110,000	$106,693

Vehicle debt and obligations-Canadian dollar denominated	$98,342	$98,342

Non-vehicle debt - Term Loan	$158,125	$128,872

(1) Includes $290 million relating to the Series 2005 Notes, the $600 million Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

12.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$30,094	$18,933	$33,558	$(268,244)

Interest rate swap adjustment on 2007 swap	(555)	(1,976)	6,579	(1,207)
Foreign currency translation adjustment	1,332	(1,656)	1,978	(2,536)

Comprehensive income (loss)	$30,871	$15,301	$42,115	$(271,987)

13.	INCOME TAXES

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

For the three and nine months ended September 30, 2009, the overall effective tax rate of 37.8% and 41.8%, respectively, differed from the U.S. statutory rate due primarily to losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance and to state and local taxes. For the three months and nine months ended September 30, 2008, the overall effective tax rate of 38.4% and 22.9%, respectively, differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance, along with the non-cash write-off of goodwill (of which only a portion of the write-off receives a deferred tax benefit), and the dissolution of the Thrifty Rent-A-Car System, Inc. National Advertising Committee that occurred in the first quarter of 2008.

The Company’s ability to defer the gains on the disposition of its vehicles under its like-kind exchange (“LKE”) program will be affected by the recent significant downsizing of the Company’s fleet. The Company plans to utilize its existing net operating loss (“NOL”) carryforward to offset these gains, although the Company projects that taxable gains will exceed the available NOL carryforward and result in cash tax payments for the 2009 tax year, an estimate of which has been reflected in taxes payable in the consolidated financial statements. Projection of the results of the LKE process is complex, requires numerous assumptions and is not subject to precise estimation. Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections. Additional material cash tax liabilities may be incurred in 2010 and beyond, depending on future vehicle purchase and sale transactions.

As of September 30, 2009, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required. There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to September 30, 2009.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) defined fair value, issued framework to account for measuring fair value, and expanded the related disclosure requirements. The provisions are included in Accounting Standards Codification (“ASC”) subtopic 820, “Fair Value Measurements” and are effective for fiscal years beginning after November 15, 2007. The provisions define fair value, establish a framework for measuring fair value and expand the related disclosure requirements. The Company adopted the fair value amendments as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption until fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions related to nonfinancial assets and nonfinancial liabilities as required on January 1, 2009.

In December 2007, the FASB issued new requirements for accounting for business combinations and noncontrolling interests. The requirements are included in ASC subtopics 805, “Business Combinations” and 810, “Consolidation,” respectively, and are both effective for fiscal years beginning after December 15, 2008. The provisions relating to business combinations require the acquirer to recognize assets and liabilities and any noncontrolling interest in the acquiree at the acquisition date at fair value and requires the acquirer in a step-acquisition to recognize the identifiable assets and liabilities at the full amounts of their fair value. The noncontrolling interest provisions establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and changes the layout of the consolidated income statement and classifies noncontrolling interests as equity in the consolidated balance sheet. The Company adopted the provisions as required on January 1, 2009. The provisions had no impact on the Company’s consolidated financial position and results of operations upon adoption and will be applied to any future acquisitions.

In March 2008, the FASB issued new requirements for disclosures related to derivative instruments and hedging activities, which are included in ASC subtopic 815, “Derivatives and Hedging” and are effective for fiscal years beginning after December 15, 2008. The provision requires expanded disclosures related to an entity’s derivative instruments and hedging activities. The Company adopted the provisions as required on January 1, 2009. See Note 10 for the required disclosure.

In April 2009, the FASB issued additional disclosure requirements related to fair value instruments, which are included in ASC subtopic 820, “Fair Value Measurements and Disclosures” and are effective for interim periods ending after June 15, 2009, with early adoption permitted for interim periods ending after March 15, 2009. The provisions require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The Company adopted the provisions as required beginning with the period ended June 30, 2009. See Note 11 for the required disclosure.

In May 2009, the FASB issued guidance related to subsequent events, which is included in ASC subtopic 855, “Subsequent Events” and are effective for interim periods ending after June 15, 2009. The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements. In addition, the provisions identify the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events. The Company adopted the provisions as required beginning with the period ended June 30, 2009. See Note 1 for the required disclosure.

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which is effective for annual periods beginning after November 15, 2009. SFAS No. 167 requires Company management to consider the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance when determining whether a variable interest entity should be consolidated. The Company will adopt the provisions of SFAS No. 167 as required on January 1, 2010 and does not believe it will have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which is effective for interim periods ending after September 15, 2009 and is included in ASC subtopic 105, “Generally Accepted Accounting Principles.” This establishes the FASB Accounting Standards CodificationTM as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of Statements of Financial Accounting Standards not yet included in the Codification. The Company adopted the FASB ASC as required for the period ended September 30, 2009.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months Ended September 30,				Nine Months Ended September 30,
U.S. and Canada	2009	2008	% Change		2009	2008	% Change

Vehicle Rental Data:

Average number of vehicles operated	106,245	133,391	(20.4%	)	105,186	124,558	(15.6%	)

Number of rental days	8,231,903	10,455,358	(21.3%	)	23,633,380	28,923,575	(18.3%	)

Vehicle utilization	84.2%	85.2%	(1.0) p.p.		82.3%	84.7%	(2.4) p.p.

Average revenue per day	$50.86	$45.63	11.5%		$48.37	$44.23	9.4%

Monthly average revenue per vehicle	$1,314	$1,192	10.2%		$1,208	$1,141	5.9%

Average depreciable fleet	109,105	141,269	(22.8%	)	107,615	128,572	(16.3%	)

Monthly avg. depreciation (net) per vehicle	$315	$324	(2.8%	)	$356	$351	1.4%

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Operating Results

During the third quarter of 2009, the Company’s revenues declined primarily due to a 21.3% reduction in the number of rental days, of which approximately 4.0% resulted from corporate store closures, and the remainder resulted from lower demand levels and reduction in fleet capacity. The Company matched fleet capacity with the decline in rental demand, resulting in a reduction of the average fleet by approximately 20%. Transaction declines were partially offset by an 11.5% increase in average revenue per day. The Company’s vehicle depreciation and lease charges were impacted favorably as a result of lower fleet levels, in addition to a reduction in the depreciation rate per vehicle due to improved residual values, mix optimization and improved remarketing efforts. Direct vehicle and operating expenses declined for the quarter as a result of lower transaction levels and continued focus on cost reduction efforts. There was an increase in fair value of derivatives during the third quarter of 2009 compared to a decrease during the third quarter of 2008. These items contributed to income before income taxes of $48.4 million for the third quarter of 2009, compared to income before income taxes of $30.7 million in the third quarter of 2008.

Revenues
	Three Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$418.7	$477.1	$(58.4)	(12.2%	)
Other	20.2	23.5	(3.3)	(14.0%	)
Total revenues	$438.9	$500.6	$(61.7)	(12.3%	)

Vehicle rental metrics:
Number of rental days	8,231,903	10,455,358	(2,223,455)	(21.3%	)
Average revenue per day	$50.86	$45.63	$5.23	11.5%

Vehicle rental revenue for the third quarter of 2009 decreased 12.2%, due to a 21.3% decrease in rental days totaling $101.5 million, partially offset by an 11.5% increase in revenue per day totaling $43.1 million.

Other revenue decreased $3.3 million due to a $3.0 million decrease in leasing revenue, primarily due to elimination of the franchisee leasing program, and a $1.6 million decrease in fees and services revenue from franchisees, partially offset by an increase of $2.3 million in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$213.4	$249.1	$(35.7)	(14.3%	)
Vehicle depreciation and lease charges, net	103.0	137.5	(34.5)	(25.1%	)
Selling, general and administrative	54.7	51.6	3.1	6.0%
Interest expense, net of interest income	24.6	31.0	(6.4)	(20.6%	)
Goodwill and long-lived asset impairment	0.4	-	0.4	100.0%
Total expenses	$396.1	$469.2	$(73.1)	(15.6%	)

(Increase) decrease in fair value of derivatives	$(5.6)	$0.7	$(6.3)	(900.0%	)

Direct vehicle and operating expenses for the third quarter of 2009 decreased $35.7 million, primarily due to lower transaction levels as well as ongoing focus on cost reduction initiatives. As a percent of revenue, direct vehicle and operating expenses were 48.6% in the third quarter of 2009, compared to 49.8% in the third quarter of 2008.

The decrease in direct vehicle and operating expense in the third quarter of 2009 primarily resulted from the following:

➢

Vehicle related expenses decreased $21.0 million. This decrease resulted primarily from a decrease in gasoline expense of $14.1 million resulting from lower average gas prices and lower fuel consumption due to a reduced fleet, and a decrease in net vehicle damages of $7.1 million resulting from improved recovery collection along with lower aggregate damages due to a lower value of the vehicles and a reduced fleet.

➢

Personnel related expenses decreased $6.9 million. Approximately $10.0 million of the decrease resulted from a reduction in the number of employees attributable to lower transactions and cost efficiency initiatives, and a $2.1 million decrease related to lower group insurance expense. These decreases were partially offset by a $2.8 million increase due to a change in the proportion of seasonal employees, coupled with $2.4 million of incentive compensation expense recorded in 2009.

➢	Bad debt expense decreased $2.9 million reflecting the bankruptcy of one of the Company’s largest tour operators during the third quarter of 2008.

➢

Facility and airport concession fees decreased $1.5 million. This decrease resulted primarily from decreased concession fees of $0.9 million, which are primarily based on a percentage of revenue generated from the airport facility.

Net vehicle depreciation and lease charges for the third quarter of 2009 decreased $34.5 million, primarily due to a 22.8% decrease in depreciable vehicles, coupled with a 2.8% decrease in the average depreciation rate. The decrease in depreciable vehicles results from efforts to match the fleet with current demand levels. The decrease in the depreciation rate was primarily due to improved residual values, combined with mix optimization and improved remarketing efforts in 2009. Per vehicle depreciation expense reflects the impact of a one-time $12.9 million settlement of certain manufacturer incentives in 2008 that did not recur in 2009. As a percent of revenue, net vehicle depreciation and lease charges were 23.5% in the third quarter of 2009, compared to 27.5% in the third quarter of 2008.

Selling, general and administrative expenses for the third quarter of 2009 increased $3.1 million. As a percent of revenue, selling, general and administrative expenses were 12.5% of revenue in the third quarter of 2009, compared to 10.3% in the third quarter of 2008.

The increase in selling, general and administrative expenses in the third quarter of 2009 primarily resulted from the following:

➢

Personnel related expenses increased $5.1 million due to $4.8 million of incentive compensation accruals recorded in the third quarter of 2009 reflecting the achievement of performance criteria in certain incentive-based compensation plans, while there was no incentive compensation expense in 2008. In addition, the Company incurred a $2.1 million increase in stock option, performance share, and retirement expense compared to the third quarter of 2008. These increases were partially offset by a $1.8 million decrease primarily relating to lower salary expense resulting from workforce reductions implemented during the fourth quarter of 2008.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $2.3 million in the third quarter of 2009, compared to the third quarter of 2008, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	Sales and marketing expenses decreased $3.6 million primarily due to a decrease in marketing programs tied to transaction levels and reduced promotion advertising expenses.

Net interest expense for the third quarter of 2009 decreased $6.4 million due to lower average vehicle debt, partially offset by a decrease in interest reimbursements relating to significantly lower vehicle purchasing activity. Net interest expense was 5.6% of revenue in the third quarter of 2009, compared to 6.1% in the third quarter of 2008.

Income tax expense for the third quarter of 2009 was $18.3 million. The effective income tax rate in the third quarter of 2009 was 37.8% compared to 38.4% in the third quarter of 2008. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Operating Results

During the nine months ended September 30, 2009, the Company’s revenues declined primarily due to an 18.3% reduction in the number of rental days of which approximately 4.0% resulted from corporate store closures and the remainder resulted from lower demand levels and reduction in fleet capacity. The Company matched fleet capacity with the decline in rental demand, resulting in a reduction of the average fleet by approximately 16%. Transaction declines were partially offset by a 9.4% increase in average revenue per day. The Company’s vehicle depreciation and lease charges were impacted favorably as a result of lower fleet levels. Direct vehicle and operating expenses declined for the nine months ended September 30, 2009 as a result of lower transaction levels and continued focus on cost reduction efforts. The Company experienced an increase in the fair value of derivatives during the nine months ended September 30, 2009 compared to a decrease in the nine months ended September 30, 2008. The Company had goodwill and long-lived asset impairment expense of $350.1 million during the nine months ended September 30, 2008, due to non-cash charges relating to goodwill impairment of $281.1 million and reacquired franchise rights impairment of $69.0 million. These items contributed to income before income taxes of $57.6 million for the nine months ended September 30, 2009, compared to a loss before income taxes of $347.9 million for the nine months ended September 30, 2008.

Revenues
	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,143.2	$1,279.4	$(136.2)	(10.6%	)
Other	57.7	63.5	(5.8)	(9.1%	)
Total revenues	$1,200.9	$1,342.9	$(142.0)	(10.6%	)

Vehicle rental metrics:
Number of rental days	23,633,380	28,923,575	(5,290,195)	(18.3%	)
Average revenue per day	$48.37	$44.23	$4.14	9.4%

Vehicle rental revenue for the nine months ended September 30, 2009 decreased 10.6% due to an 18.3% decrease in rental days totaling $234.0 million, partially offset by a 9.4% increase in revenue per day totaling $97.8 million.

Other revenue decreased $5.8 million due to a decrease of $6.7 million in leasing revenue, primarily due to elimination of the franchise leasing program, a $3.9 million decrease in fees and services revenue and a $1.1 million decrease in parking income, partially offset by a $6.9 million increase in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Nine Months Ended September 30,		$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$590.1	$688.7	$(98.6)	(14.3%	)
Vehicle depreciation and lease charges, net	345.2	406.7	(61.5)	(15.1%	)
Selling, general and administrative	153.8	160.3	(6.5)	(4.1%	)
Interest expense, net of interest income	73.6	82.9	(9.3)	(11.2%	)
Goodwill and long-lived asset impairment	0.6	350.1	(349.5)	(99.8%	)
Total expenses	$1,163.3	$1,688.7	$(525.4)	(31.1%	)

(Increase) decrease in fair value of derivatives	$(20.0)	$2.0	$(22.0)	(1100.0%	)

Direct vehicle and operating expenses for the nine months ended September 30, 2009 decreased $98.6 million, primarily due to lower transaction levels, as well as ongoing focus on cost reduction initiatives. As a percent of revenue, direct vehicle and operating expenses were 49.1% for the nine months ended September 30, 2009, compared to 51.3% for the nine months ended September 30, 2008.

The decrease in direct vehicle and operating expense during the nine months ended September 30, 2009 resulted from the following:

➢

Vehicle related expenses decreased $48.4 million. This decrease resulted from a $31.8 million decrease in gasoline expense resulting from lower average gas prices and lower fuel consumption due to a reduced fleet, a $16.0 million decrease in net vehicle damages resulting from improved damage recovery collections along with lower aggregate damages due to a lower value of the vehicles and a reduced fleet, a $7.7 million decrease in vehicle insurance expenses primarily due to a change in insurance reserves resulting from favorable developments in claim history, and a $3.5 million decrease in vehicle registration fees due to a smaller fleet. These decreases were partially offset by a $12.1 million increase in vehicle maintenance expense primarily resulting from the increased holding term of the fleet.

➢

Personnel related expenses decreased $29.9 million. Approximately $32.8 million of the decrease resulted from a reduction in the number of employees attributable to lower transactions and cost efficiency initiatives and a $4.0 million decrease related to lower group insurance expense. These decreases were partially offset by a $3.6 million increase due to a change in the proportion of seasonal employees, coupled with $3.2 million of incentive compensation expense in 2009.

➢

Facility and airport concession expenses decreased $5.6 million. This decrease resulted from decreases in concession fees of $4.4 million, which are primarily based on a percentage of revenue generated from the airport facility.

➢	Bad debt expense decreased $2.0 million reflecting the bankruptcy of one of the Company’s largest tour operators during the third quarter of 2008.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2009 decreased $61.5 million, primarily due to a 16.3% decrease in depreciable vehicles, partially offset by a 1.4% increase in the average depreciation rate. The decrease in depreciable vehicles results from efforts to match the fleet with current demand levels. The increase in the depreciation rate reflects the one-time $12.9 million settlement of certain manufacturer incentives that lowered per vehicle depreciation expense in 2008 and did not recur in 2009. As a percent of revenue, net vehicle depreciation and lease charges were 28.7% for the nine months ended September 30, 2009, compared to 30.3% for the nine months ended September 30, 2008.

Selling, general and administrative expenses for the nine months ended September 30, 2009 decreased $6.5 million. As a percent of revenue, selling, general and administrative expenses were 12.8% of revenue for the nine months ended September 30, 2009, compared to 11.9% for the nine months ended September 30, 2008.

The decrease in selling, general and administrative expenses during the nine months ended September 30, 2009 resulted from the following:

➢	Sales and marketing expenses decreased $12.5 million primarily due to a decrease in print media, marketing programs tied to transaction levels and reduced promotion advertising expenses.
➢	Outside services expense decreased $3.1 million primarily due to a decrease in outsourcing fees related to reservations due to decreased rental volumes.

➢

The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $6.9 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢

Personnel related expenses increased $4.0 million due to $6.6 million of incentive compensation expense recorded in 2009 and a $2.9 million increase in stock option, performance share, and retirement expense, partially offset by a $5.6 million decrease primarily relating to lower salary expense resulting from workforce reductions implemented during the fourth quarter of 2008.

Net interest expense for the nine months ended September 30, 2009 decreased $9.3 million due to lower average vehicle debt, partially offset by a decrease in interest reimbursements due to significantly reduced vehicle purchasing activity and the write-off of deferred financing fees due to a reduction in the capacity of the Revolving Credit Facility (hereinafter defined) and the Term Loan (hereinafter defined) during the nine months ended September 30, 2009. Net interest expense was 6.2% of revenue for the nine months ended September 30, 2009, compared to 6.2% for the nine months ended September 30, 2008.

A non-cash goodwill and long-lived asset impairment charge of $350.1 million ($265.2 million after-tax) was recorded in the first quarter of 2008 resulting from a continuing decline in the Company’s stock price which led to a re-evaluation of goodwill and other intangible assets for impairment.

Income tax expense for the nine months ended September 30, 2009 was $24.1 million. The effective income tax rate for the nine months ended September 30, 2009 was 41.8%, which was slightly higher than the statutory rates principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses. The effective tax rate for the nine months ended September 30, 2008 was 22.9% primarily because a portion of the non-cash goodwill and long-lived asset impairment charge in 2008 was not tax deductible. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook and Management’s Plans

The Company expects low single-digit declines in rental revenue during the fourth quarter of 2009, in line with the Company’s previously announced guidance for an annual decline in rental revenue of 8 to 10 percent for 2009 compared to 2008. The Company also expects to realize year-over-year improvements in rate per day and vehicle depreciation costs per unit per month during the fourth quarter of 2009. These positive trends are expected to result in non-GAAP pretax income for the full year 2009, with operating results in the fourth quarter of 2009 expected to be significantly improved from the same period last year.

The Company expects the operating environment in 2010 to improve slightly as conditions in the overall economy and credit market continue to recover. The Company expects to realize single-digit growth in rental revenues in 2010, and believes depreciation costs per unit per month will be below $350 throughout 2010.

The Company has substantially completed its ordering cycle for 2010 model year vehicles and has diversified its fleet purchases significantly in relation to prior years with approximately 34% of purchases from Ford Motor Company (“Ford”), approximately 30% of purchases from Chrysler Group LLC, the new legal entity following restructuring (“Chrysler Group”), approximately 20% of purchases from General Motors Company, the new legal entity following restructuring (“General Motors”). The remaining 16% is spread among various foreign manufacturers.

While the Company has substantially completed its review of corporate-owned location closures, it will continue to monitor any locations that do not meet minimum return on asset and profitability requirements for closure.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleets, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and for working capital. The Company uses both cash and letters of credit to support asset backed vehicle financing programs. The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes.

The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds. Cash generated by operating activities of $539.3 million for the nine months ended September 30, 2009 was primarily the result of net income, adjusted for depreciation, and increased collections of outstanding receivables from vehicle manufacturers. The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities. The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit. The letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined).

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2009 and early 2010. The Company has no further maturities of asset backed medium term notes until 2010. Historically, the Company has issued additional asset backed medium term notes each year to increase or replace maturing vehicle financing capacity. The Company believes that conditions in the asset backed medium term note market have improved during the third and fourth quarters of 2009, although based on recently completed rental car transactions, the Company expects that any refinancing would bear higher interest rates and require a substantially higher collateral enhancement rate than its current medium term notes. Subject to its ability to meet such higher collateral requirements, the Company believes it would be able to refinance or replace its asset backed medium term notes with other debt upon their maturity or in the event of an early amortization. In the event such financing is not available, the Company expects to use restricted cash and vehicle disposal proceeds to repay the Series 2005-1 Notes that begin maturing in January 2010.

Cash generated from investing activities was $169.1 million. The principal source of cash from investing activities during the nine months ended September 30, 2009 was proceeds from the sale of used revenue-earning vehicles, which totaled $957.9 million, partially offset by $719.7 million in purchases of revenue-earning vehicles and the separate classification of $100 million of cash and cash equivalents required to be maintained at all times under the Company’s recent amendment of the Senior Secured Credit Facilities separately identified on the face of the balance sheet as cash and cash equivalents – required minimum balance (see Note 3 of Notes to condensed consolidated financial statements). The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low. In addition, restricted cash at September 30, 2009 decreased $34.8 million from December 31, 2008, primarily due to the payment of an intercompany dividend of excess cash enhancement from restricted cash and investments to cash and cash equivalents, resulting in a net decrease of $37.7 million, partially offset by interest income earned on restricted cash and investments of $2.9 million. The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles. The Company also used cash for non-vehicle capital expenditures of $6.9 million. These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology related projects.

Cash used in financing activities was $732.0 million primarily due to the repayment of amounts outstanding under the Liquidity Facility (hereinafter defined) and the Conduit Facility (hereinafter defined) in the amount of $274.9 million and $215.0 million, respectively. Additionally, due to non-renewal of the vehicle manufacturer and bank lines of credit, the Company paid off $229.5 million of debt to close these arrangements. The Company also prepaid $20 million of its Term Loan and paid $6.4 million in deferred financing cost associated with the amendments to the Senior Secured Credit Facilities.

The Company’s ability to defer the gains on the disposition of its vehicles under its like-kind exchange (“LKE”) program will be affected by the recent significant downsizing of the Company’s fleet. The Company plans to utilize its existing net operating loss (“NOL”) carryforward to offset these gains, although it projects that taxable gains will exceed the available NOL carryforward and result in cash tax payments for the 2009 tax year, an estimate of which has been reflected in taxes payable in the consolidated financial statements. Projection of the results of the LKE process is complex, requires numerous assumptions and is not subject to precise estimation. Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections. Additional material cash tax liabilities may be incurred in 2010 and beyond, depending on future vehicle purchase and sale transactions.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments. At September 30, 2009, the Company had $70.3 million in letters of credit, including $60.5 million in letters of credit noted under the Revolving Credit Facility, and $38.3 million in surety bonds to secure these obligations.

Asset Backed Medium Term Notes

The asset backed medium term note program at September 30, 2009 was comprised of $1.5 billion in asset backed medium term notes with maturities ranging from 2010 to 2012. Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates. Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles. These amounts totaled approximately $521.4 million at September 30, 2009.

In February 2009, the Company amended all series of its asset backed medium term notes to be able to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle.

In June 2009, the Company further amended all series of its asset backed medium term notes to provide the Company with flexibility to manage its inventory by continuing to allow for re-designation of vehicles from the Series 2005-1 Notes to the Series 2006-1 and Series 2007-1 Notes given the scheduled maturity of the Series 2005-1 Notes. In doing so, the Company agreed that it would limit re-designation of vehicles from the Series 2005-1 Notes to no more than $200 million in net book value in the aggregate during the period from effectiveness of the amendment until the occurrence (if any) of an event of bankruptcy with respect to the relevant monoline or bond insurer (“Monoline”) or a failure by the Monoline to honor its guarantee obligations with respect to the Series 2005-1 Notes, and to no more than $30 million in net book value per month after any occurrence of such event. In relation to the amendments to the asset backed medium term notes, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy or insolvency event with respect to a Monoline under the Series 2005-1 Notes if, at any time, the aggregate undrawn amount of such letters of credit and unpaid reimbursement obligations in respect thereof were greater than $24.4 million or if the requested increase would cause the Series 2005-1 Letter of Credit Amount to exceed that amount.

In August 2009, the Company further amended all series of its asset backed medium term notes in order to add Chrysler Group and General Motors as eligible vehicle manufacturers under the indenture supplements. The related indenture supplements were also amended to cure any and all conditions that may have been triggered as a result of the Chrysler bankruptcy and that could have constituted a “Manufacturer Event of Default” as defined in the indenture supplements. In conjunction with this amendment, the Company amended its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed medium term notes. Under the terms of this amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit.

Commercial Paper Program, Conduit and Liquidity Facility

In February 2009, the Company paid in full the outstanding balance of its Commercial Paper Program (the “Commercial Paper Program”), including its related liquidity facility (the “Liquidity Facility”), and its Variable Funding Note Purchase Facility (the “Conduit Facility”). The Company terminated these programs on April 21, 2009.

Vehicle Debt and Obligations

In September 2009, the Company paid in full the outstanding balance under its vehicle manufacturer line of credit and one of its bank lines of credit. A remaining bank line of $4.2 million in capacity and borrowings at September 30, 2009 was also subsequently paid off in October 2009.

The Company finances its Canadian vehicle fleet through a fleet securitization program. Under this program, DTG Canada obtains vehicle financing of up to CAD$200 million. In April 2009, the partnership agreement was amended which reduces the committed funding from CAD$200 million to CAD$165 million on the effective date of the amendment. This amendment further reduces the committed funding beginning in October 2009 to CAD$150 million, beginning in December 2009 to CAD$125 million and a final reduction in January 2010 to CAD$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.

Senior Secured Credit Facilities

At September 30, 2009, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million revolving credit facility (the “Revolving Credit Facility”) and a $158.1 million term loan (the “Term Loan”). The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant, to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility, a covenant that sets the maximum amount the Company can spend annually on the acquisition of non-vehicle capital assets and a limitation on cash dividends and share repurchases. Additionally, the Company executed mortgages in favor of the banks encumbering seven additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility. The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility. As of September 30, 2009, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility. The Revolving Credit Facility contains sub-limits that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations. The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $160.8 million and remaining available capacity of $70.5 million at September 30, 2009.

In conjunction with the February 2009 amendment, the Term Loan maturity date was accelerated by one year and the Term Loan now expires on June 15, 2013. The Company made a $20 million payment upon execution of the amendment in February 2009 and will be required to make minimum quarterly principal payments of $2.5 million beginning in March 2010.

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

In August 2009, the Company amended its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for its asset backed medium term notes. Under the terms of this amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million. This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2009, a 50 basis point fluctuation in interest rates would have an approximate $1 million impact on the Company’s expected pretax income on an annual basis. This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates. At September 30, 2009, cash and cash equivalents totaled $206.0 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $561.7 million.

At September 30, 2009, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2008, which is included under Item 7A of the Company’s most recent Form 10-K, except for the net change of the derivative financial instruments noted in Notes 10 and 11 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2008 for the tabular entry, “Vehicle Debt and Obligations - Floating Rates,” from $1,467.6 million to $1,244.7 million, which reduction includes the payoff of the Commercial Paper Program and Liquidity Facility, the payoff of the Conduit Facility, the payoff of the vehicle manufacturer line of credit and the payoff of one of the Company’s bank line of credit, partially offset by the increase in fair market value of the asset backed medium term notes of $496.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. The disclosure controls and procedures are also designed with the objective of ensuring such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing the disclosure controls and procedures, the Company’s management applied its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

As required by Exchange Act Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of the end of the quarter covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following summarizes material developments that have occurred with regard to previously reported legal proceedings:

A purported class action was filed by Walter Schenker alleging that the Company is incorrectly calculating the Nevada statutory recovery fee at Las Vegas International Airport, resulting in an overcharge to customers, and alleging claims of deceptive trade practices under Nevada law, unjust enrichment, and injunctive relief. The District Court for Clark County Nevada granted the Company’s motion for summary judgment and entered judgment for the Company on September 22, 2009. The Plaintiff has until October 26, 2009 to file a notice of appeal.

On September 22, 2009, a purported class action complaint was filed by Susan and Jeffrey Dillon, individually and on behalf of all persons who rented a vehicle from Thrifty Car Rental in Colorado from September 22, 2006 forward, who signed a rental agreement which obligated them to pay for loss of use of a vehicle if damaged, and who were charged for loss of use or an administrative fee related to the vehicle damage claim.  Plaintiffs assert claims for breach of contract, violations of the Colorado Consumer Protection Act, and for declaratory judgment under the Colorado Uniform Declaratory Judgment Law related to the assessment of loss of use and administrative fees in connection with vehicle damage claims against renters.  The case is styled: Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois).  The Company intends to vigorously defend this matter.

On August 26, 2009, the U.S. District Court for the Central District of California granted the Defendant's motion to dismiss and dismissed the Plaintiff's claims, with prejudice, in the case styled:

Zack Miller, et al v. DTG Operations, Inc. d/b/a Dollar Rent A Car, d/b/a Thrifty Car Rental, Dollar Rent A Car, Inc. Thrifty Car Rental System, Inc.

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

The risk factors set forth below update those previously disclosed in Item 1A of Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Economic and Financial Market Conditions

Our results are dependent on general economic conditions in the U.S. and Canada, our principal markets, and on the U.S. automotive industry in particular. Adverse economic conditions have adversely affected our results in 2008 and 2009 and necessitated significant actions to mitigate their impact, including reductions in our rental fleet in response to declining demand and in our workforce. While the economic outlook for the remainder of 2009 and 2010 has improved somewhat, the timing and strength of a recovery remains uncertain, and we believe that consumer confidence and spending levels will remain at relatively low levels, including spending on leisure travel from which we derive a significant portion of our revenues.

Adverse economic conditions have also affected some of our customers and franchisees. For example, in 2008, one of our largest tour operator customers filed for bankruptcy. Additionally, some of our franchisees experienced financial challenges and a limited number of them either closed or consolidated their operations. These circumstances have resulted in reduced fee revenue to the Company and a potential for increased bad debt exposure. Depending on the timing and strength of a recovery, we may lose other customers or our franchisees may become unable to meet their payment obligations to us.

Liquidity Considerations

In 2009, our primary objective has been to preserve liquidity and enhance operating cash flow to ensure our flexibility to withstand continued adverse economic conditions in 2009 and the potential that these conditions could persist in 2010. The actions we have taken may not be adequate if economic conditions deteriorate further or do not improve in line with our expectations. In that event, we may need to take additional material actions, including further reductions in our fleet, that could in turn cause disruptions to our business, operations and prospects, which could in turn adversely affect our cash flow and liquidity.

Vehicle Financing Considerations

We depend on the capital markets for financing our vehicles using primarily asset backed medium term notes. We use cash and letters of credit under our bank loan facility to provide enhancement collateral for these asset backed medium term notes. We expect to have substantial debt and debt service requirements in the foreseeable future.

During 2008, there were significant disruptions in the capital and credit markets that affected our access to financing. In 2008, one of our lines of credit was cancelled and another was not renewed. Our ability to borrow in the commercial paper markets was also affected, and in late 2008, we began borrowing under the liquidity facility that supports our commercial paper program because we were unable to access the commercial paper market. Market volatility and credit downgrades of the monoline or bond insurers that provide credit support for our medium term note obligations (“Monolines”) also effectively prevented our access to the asset backed medium term note market in 2009, and continued disruptions in that market could materially affect our vehicle financing plans for 2010 and beyond. Moreover, we amended our credit arrangements repeatedly in late 2008 and 2009 to address matters affecting our covenant compliance, the impact of the bankruptcy of Chrysler and potential events of bankruptcy relating to the Monolines.

As a condition to some of these amendments, we had to reduce outstanding debt and agree to permanent reductions in the lending commitments of our counterparties. In the future, we may need to obtain additional amendments or waivers under our financing arrangements, and we cannot provide assurance that we will be able to obtain them on favorable terms or at all.  If a default were to occur under our financing arrangements, our lenders could be entitled to accelerate our repayment of outstanding debt and exercise their remedies against any collateral securing the debt, all of which would have a material adverse effect on our results, financial condition and prospects. An event of bankruptcy by one or more of the Monolines could also result in accelerating the payoff schedule of a portion or all of those notes.

Collateral requirements for our credit arrangements vary depending on whether the vehicle is a risk vehicle or is covered by a manufacturer's residual value program. We substantially increased the level of risk vehicles in our fleet in 2009 and expect that risk vehicles will account for more than 90% of our fleet in 2010. If the residual value of our risk vehicles declines significantly or we experience cumulative losses on disposition of a specified percentage of our fleet, we could be required to increase the monthly depreciation payments under our asset backed medium term notes during the remaining life of the vehicles, increase the level of collateral enhancement, or both. These payments would reduce our liquidity available for other purposes.

We believe that conditions in the asset backed medium term note market have improved during the third and fourth quarters of 2009 and that we would be able to refinance or replace our asset backed medium term notes with other debt upon their maturity or in the event of an early amortization. Based on recently completed rental car transactions in the asset backed medium term note market, we believe, however, that any refinancing would bear higher interest rates and require a substantially higher collateral enhancement rate than our current asset backed medium term notes. Our ability to provide increased collateral enhancement with respect to future debt will depend on the amount of operating cash and letters of credit available to us. In the event we are unable to meet these higher collateral requirements, we would be required to reduce the size of our financing and our operating fleet, which could in turn negatively affect our operations, results and prospects. In addition, our financing costs affect the amount we must charge our customers to be profitable. Interest rates on future debt issuances that exceed our current effective rates could adversely affect our results if we are unable to pass those costs through to our customers or if we lose customers to competitors due to increased rental rates.

Dependence on U.S. Automotive Industry

The U.S. automotive industry has been materially adversely affected by recessionary conditions in 2008 and 2009, with two of the three principal automotive manufacturers being forced to seek protection under the U.S. bankruptcy laws in order to restructure their operations. Historically, Chrysler has been our principal supplier and, while we have diversified our suppliers as part of our 2010 vehicle ordering cycle, we will remain highly dependent on the U.S. automotive industry with approximately 84% of our 2010 orders attributable to Ford, Chrysler Group and General Motors. It remains uncertain whether actions by these companies, coupled with the impact of federal assistance they have received and other governmental stimulus programs will be sufficient to withstand continued pressures on the U.S. automotive industry.

We have exposure to these manufacturers in three primary areas: their ability to manufacture and deliver vehicles to us in a timely manner for use in our operations; their ability to meet financial obligations to us for guaranteed residual value programs and other purchase-related incentives; and the level of residual values of their vehicles in the overall used vehicle market, which could be adversely impacted by negative public perception regarding their products or financial prospects and in turn affect our vehicle depreciation costs and collateral requirements. If any of these companies experiences continued financial difficulties, fails to meet its financial or supply obligations to us, or is forced to seek protection under applicable bankruptcy laws, our results, financial position, cash flow and prospects could be materially adversely affected.

Highly Competitive Nature of the Vehicle Rental Industry

The vehicle rental industry primarily consists of eight major brands, all of which compete intensely for rental customers based on price and service. The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition, requiring companies to be highly competitive in pricing in order to attract consumers. In addition to consumer demand, pricing in the industry is significantly impacted by the size of the rental fleets and the supply of vehicles available to consumers in the market. While we have achieved improvements in our pricing as part of our strategic focus on return on assets in addition to the overall fleeting actions taken by the industry to balance supply with demand, we cannot provide assurance that we will continue to realize improved pricing or whether our attempts to do so will further adversely affect transaction days. A significant increase in the supply of rental vehicles available in the market due to fleet actions taken by our competitors, or actions by our competitors to significantly reduce their prices in order to increase market share could negatively affect our pricing and other operating plans in material ways and adversely affect our results and prospects.

Risks Relating to Event of Bankruptcy with Respect to the Monolines

Our obligations under our asset backed medium term notes are supported by the Monolines, which have faced significant financial challenges and credit downgrades as a result of constrained financial markets. The Monolines have undertaken significant restructuring actions, and the financial guaranty industry as a whole continues to face substantial pressures. An event of bankruptcy with respect to any of the Monolines could trigger an amortization of our obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of our other financing agreements. Although conditions in the asset backed credit market have improved in recent months, there is no assurance that those conditions will continue or that we would be able to access the markets in a timely manner in order to refinance the affected notes, and if we are unable to do so, we would need to take immediate action to preserve our operations. These actions could include further extending the holding period of our vehicles to maximize their useful life prior to sale, as well as further reductions of our operations and workforce. These and other actions we may take may not be successful to enable us to meet our obligations under the affected notes and, even if successful, they would likely have an adverse affect on our results and cash flow available to fund ongoing operations. If we curtailed our operations, our ability to compete effectively would also be adversely affected.

Exposure to Vehicle Remarketing Risk

We have retained the used car market value risk on approximately 90% of our vehicles during 2009 and expect that risk vehicles will account for more than 90% of our fleet in 2010. The depreciation costs for these vehicles are highly dependent on used car prices at the time of sale, requiring us to make assumptions regarding the age and mileage of the vehicles at the time of disposal, as well as the general used vehicle auction market. We sell risk vehicles through auctions, third party resellers and other channels, which may not produce stable used vehicle pricing in the future. The costs of our risk vehicles may be materially affected by the relative strength of the used car market, particularly the market for one to two year old used cars. A decline in the prices at which we sell risk vehicles could have an adverse impact on our fleet holding costs and results of operations. In 2008, the used car market experienced significant volatility and an overall decline in residual values, including many types of vehicles in our fleet. While the market has begun to stabilize, the strength of any further recovery in prices remains speculative. In the event of renewed pricing pressure, our results could be materially and adversely affected. Operating more risk vehicles could also have a negative impact on the vehicle utilization and profitability if we are unable or elect not to sell those vehicles in periods of weaker rental demand.

 Like-Kind Exchange Program

We use a like-kind exchange program for our vehicles where we dispose of our vehicles and acquire replacement vehicles in such a way that we defer the gain on these dispositions for tax purposes.

The use of this like-kind exchange program has allowed us to defer a material amount of federal and state income taxes beginning in 2002. In order to obtain the benefit of the deferral of the gains on disposal of our vehicles, we must acquire replacement vehicles within a specified time frame, and must also maintain or increase the overall size of our fleet comparable to the prior tax year. Our ability to defer the gains on the disposition of our vehicles under our like-kind exchange program will be affected by the recent significant downsizing of our fleet. We plan to utilize our existing net operating loss (“NOL”) carryforward to offset these gains, although we project that taxable gains will exceed the available NOL carryforward and result in cash tax payments for the 2009 tax year, an estimate of which has been reflected in taxes payable in the consolidated financial statements. Projection of the results of the like-kind exchange process is complex, requires numerous assumptions and is not subject to precise estimation. Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections. Additional material cash tax liabilities may be incurred in 2010 and beyond, depending on future vehicle purchase and sale transactions.

Dependence on Air Travel

We get approximately 90% of our rental revenues from airport locations and airport arriving customers. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry, airline restructuring through bankruptcy, and continued challenging economic conditions are causing airlines to further reduce flight schedules which could adversely impact the number of airline passengers. The airline industry has also faced considerable challenges in light of current global economic conditions and an overall decline in air travel. So far in 2009, airline enplanements have decreased approximately 6%. A further significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Texas represented approximately 56% of our total rental revenue for the nine months ended September 30, 2009. The severe decline in consumer spending in recent periods has materially adversely affected leisure travel and can be expected to continue to do so in the foreseeable future. Reductions in leisure travel resulting from natural disasters, terrorist acts, or other factors could also have a material adverse impact on our results.

Seasonality

Our business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. In 2009, the second and third quarters were adversely affected by low levels of consumer confidence and spending. Any event that disrupts rental activity, fleet supply, or industry fleet capacity during these quarters could have a disproportionately material adverse effect on our liquidity, our cash flows and/or our results of operations in those periods and for the full year.

Customer Surcharges

In almost every state, we recover various costs associated with the title and registration of our vehicles and, where permitted, the concession cost imposed by airport authorities or the owners and/or operators of the premises from which our vehicles are rented. Consistent with industry-wide business practices, we separately state these additional surcharges in our rental agreements and invoices and disclose the existence of these surcharges to customers together with an estimated total price, inclusive of these surcharges, in all distribution channels. This standard practice complies with the Federal Trade Commission Act and has been upheld by several courts. However, there are several legislative proposals in certain states that, if enacted, would define which surcharges are permissible and establish calculation formulas that may differ from the manner in which we set our surcharges.

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

Optional insurance products, including supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations are regulated under state laws governing the licensing of such products. Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue. If customers decline to purchase supplemental liability insurance products through us as a result of any changes in these laws or otherwise, our results of operations could be materially adversely affected.

Fuel Costs

Prices for petroleum-based products, including gasoline, have experienced significant volatility in recent periods and affected automotive travel patterns in material ways. A variety of factors, including the current economic environment and geopolitical unrest in oil-producing nations, could cause further price volatility. Limitations in fuel supplies or significant increases in fuel prices could have an adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Dependence on Internet Sales

The Internet has had a significant impact on the way travel companies get reservations. For the calendar year 2008 and for the nine months ended September 30, 2009, we received 76% and 78% of our non-tour reservations from the Internet, respectively, with 44% and 46%, respectively, coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining portion of non-tour reservations derived from the Internet were provided by third party sites. No single third party site provides more than 10% of our non-tour reservations. Future changes in the way travel is sold over the Internet or changes in our relationship with third party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In 2008, we maintained the level of self-insurance of $5.0 million per occurrence, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $5.0 million, with an aggregate limit of $7.0 million for this corridor, and maintain the level of self-insurance for general and garage liability of $5.0 million. In 2009, we increased the level of self-insurance from $5.0 million to $7.5 million per occurrence. We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

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

Dependence on Outsourcing Arrangements

We have an agreement with Electronic Data Systems Corporation, a Hewlett Packard company, and EDS Information Systems, L.L.C., also an HP company (collectively, “EDS”) to handle the majority of our information technology (“IT”) services. If EDS fails to meet our required IT needs due to a lack of technical ability or financial condition or otherwise, we may suffer a loss of business functionality and productivity, which would adversely affect our results. Additionally, if there is a disruption in our relationship with EDS, we may not be able to secure another IT supplier to adequately meet our IT needs on acceptable terms, which could result in performance issues and a significant increase in costs.

Dependence on Communication Networks and Centralized Information Systems

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

Potential for Impairment of Long-Lived Assets

A significant decline in operations on both an individual location and overall company basis could indicate that certain long-lived assets are impaired. We will continue to test our long-lived assets for potential impairment and may be required to write down a portion or all of the remaining long-lived assets, comprising property and equipment and software totaling approximately $119 million at September 30, 2009.

Stock Price Fluctuation

We cannot predict the prices at which our common stock will trade. The market price of our common stock may fluctuate widely, depending upon numerous factors, many of which are beyond our control. These factors include our quarterly or annual earnings or others in the rental car industry; actual or anticipated fluctuations in our operating results; announcements by us or our competitors of significant acquisitions or dispositions; changes in earnings estimates by analysts or our ability to meet those estimates; changes in accounting standards, principles or interpretations; overall market fluctuations and general economic conditions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Recent Sales of Unregistered Securities

None.

b) Use of Proceeds

None.

c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

10.226

Seventh Amendment to Credit Agreement, dated as of August 7, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 11, 2009, Commission File No. 1-13647*

10.227	Vehicle Supply Agreement dated as of August 4, 2009 between Chrysler Group LLC and DTG**
15.36	Letter from Deloitte & Touche LLP regarding interim financial information**
31.61	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.62	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.61	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.62	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_____________________

*Incorporated by reference

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

October 26, 2009	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
President, Chief Executive Officer and Principal
Executive Officer

October 26, 2009	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III
Senior Executive Vice President, Chief Financial

Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

10.227	Vehicle Supply Agreement dated as of August 4, 2009 between Chrysler Group LLC and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
15.36	Letter from Deloitte & Touche LLP regarding interim financial information
31.61	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.62	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.61	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.62	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002