Form 10-K
period 2009-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2010-03-04
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission file number 1-13647
__________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:Yes  X     No___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:Yes___   No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes   X        No___

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes___  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ____	Accelerated filer X	Non-accelerated filer ____	Smaller reporting company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):Yes___      No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $298,027,200.

The number of shares outstanding of the registrant’s Common Stock as of February 24, 2010 was 28,597,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2010 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

Some of the statements herein under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” about our expectations, plans and performance.  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial and credit markets and concerns about global economic prospects and the timing and strength of a recovery, which have continued to depress consumer confidence and spending levels;

•	whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stabilize the financial markets will be successful;
•	the effectiveness of actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary in light of the economic environment;
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
•
the potential for significant cash tax payments in 2010 as a result of the reduction in our fleet size and the resulting impact of our inability to defer gains on the disposition of our vehicles under our like-kind exchange program;

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
•
the cost of regulatory compliance, costs and other effects of potential future initiatives, including those directed at climate change and its effects, and the costs and outcome of pending litigation; and

•	the impact of natural catastrophes and terrorism.

PART I

ITEM 1.	BUSINESS

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”).  Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  DTG operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands.  DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, operates reservation centers for both brands and conducts sales and marketing activities for both brands.  Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities for their respective brands.  Thrifty Car Sales operates a franchised retail used car sales network.  The Company has two additional subsidiaries, Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp., which are special purpose financing entities and have been consolidated in the financial statements of the Company.  Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”.  Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”.  DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require.

The Company is the successor to Pentastar Transportation Group, Inc., which was formed in 1989 to acquire and operate the rental car subsidiaries of Chrysler Group, LLC, the new legal entity following the restructuring of Chrysler LLC (formerly known as DaimlerChrysler Corporation) (such successor or predecessor entity, as the context may require, and its subsidiaries and members of its affiliated group are hereinafter referred to as “Chrysler”).  DTG Operations, formerly known as Dollar Rent A Car Systems, Inc., was incorporated in 1965. Thrifty Rent-A-Car System, Inc. was incorporated in 1950 and Dollar Rent A Car, Inc. was incorporated in December 2002.  Thrifty, Inc. was incorporated in December 1998.

Operating Structure

Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2009, Dollar and Thrifty had 613 locations in the U.S. and Canada of which 296 were company-owned stores and 317 were locations operated by franchisees.

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

Company Strategy

In light of the financial crisis of 2008 and continued challenging operating environment in 2009, the Company made significant changes to its business strategy.  The principal changes were as follows:

•
Focus on Profitability of Core Operations.  The Company reoriented its strategy to emphasize the profitability of its core operations and maximize return on assets, rather than revenue growth.  Key to this effort has been a focus on the optimal balance between transaction volume and pricing, including particularly enhancing rate per day, even where achieving this objective has resulted in reduced transaction days.  The Company also refocused operating initiatives and investments to the top 75 airport markets in the U.S. and in key leisure destinations.  As part of this process, beginning in late 2008 and continuing throughout 2009, the Company closed over 100 company-owned stores that did not meet financial return objectives.  The Company does not anticipate significant additional location closures in the foreseeable future.  As the economy recovers from recession, the Company expects further opportunity to increase revenues and profitability through expansion of its commercial and tour business and continued improvements in the convenience, value and service it offers to customers.

•
Enhanced Fleet Diversification and Fleet Management.   In 2009, the Company also enhanced its fleet diversification, with its expected fleet composition for the 2010 model year comprising vehicles from Ford Motor Company (“Ford”) (34%), Chrysler (30%), General Motors Company (such entity or its predecessor entity, as the context may require, and its affiliates, “General Motors”) (20%) and other manufacturers (16%).  In addition to reducing the Company’s historical dependence on Chrysler, these initiatives enable the Company to offer customers a wider range of vehicle options.  To better match its fleet with expected demand levels and reduce its funding requirements, the Company significantly reduced its fleet size.  The Company also reduced its credit exposure to the major vehicle manufacturers by shifting its fleet mix to a greater proportion of vehicles purchased outside manufacturer residual value programs, which also reduced funding requirements and vehicle depreciation rates.  Finally, the Company extended fleet holding periods, which not only reduced the amount, and therefore the cost of vehicle financing required, but also reduced vehicle holding costs as the economic depreciation of the vehicle would be incurred over a longer period of time.

•
Expand Brand Representation in Select Markets Through Franchising.  The Company has a strong franchisee network, which provides it with brand representation in international markets, smaller U.S. airport locations and local markets that are not part of the Company’s core strategic focus.  In those markets, franchised operations can provide the Company with recurring and stable sources of profit.  In optimizing its ownership mix, the Company may continue to acquire franchisees on a limited and opportunistic basis for purposes of brand consolidation or to improve its representation in larger markets that may be under-served.  In international markets outside of North America, the Company exclusively utilizes its franchise network to promote its operations, and will continue to pursue international franchise expansion as a growth opportunity.  During 2009, the Company granted 21 and 18 new franchises to international and domestic franchisees, respectively, and re-franchised 11 of its company-owned stores.

•
Financial Discipline.  To preserve liquidity and improve its capital position, the Company implemented strict cost controls beginning in late 2008 and continuing through 2009, such as a significant reduction in personnel.  The Company also significantly reduced its leverage, both through repayments of outstanding debt and the completion of a $120 million equity offering in October 2009.

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

The Company has a code of business conduct, which is available on the Company’s Web site under the heading, “About DTG”.  The Company’s Board of Directors has adopted a corporate governance policy and Board committee charters, which are updated periodically and can be found on the Company’s Web site under the heading, “Corporate Governance”.  A copy of the code of business conduct, the corporate governance policy and the charters are available without charge upon request to the Company’s headquarters as listed on the front of this Form 10-K, attention “Investor Relations” department.

The annual Chief Executive Officer certification required by the New York Stock Exchange (“NYSE”) Listed Company Manual was submitted to the NYSE on May 19, 2009.

Industry Overview

The Company competes primarily in the U.S. car rental industry. The U.S. daily car rental industry has two principal markets: the airport market and the local market. Vehicle rental companies that focus on the airport market rent primarily to business and leisure travelers. Companies focusing on the local market rent primarily to persons who need a vehicle periodically for personal or business use or who require a temporary replacement vehicle. Rental companies also sell used vehicles and ancillary products such as refueling services, navigation systems and loss damage waivers to vehicle renters.  As a general matter, the car rental industry is significantly dependent on conditions in the overall leisure and business travel markets.  Beginning in late 2008, both markets were affected by the recessionary economic environment, which not only depressed consumer and business spending levels, but resulted in the consolidation or bankruptcy of a number of key participants in the travel industry, notably airlines.

Vehicle rental companies typically incur substantial debt to finance their fleets which makes them dependent on access to the fleet financing and capital markets to fund operations, and also has a direct impact on profitability due to the interest costs associated with the debt and fluctuations in interest rates.  During 2009, these markets were significantly disrupted which constrained access to capital, and although the fleet financing market has improved significantly in the latter part of 2009, new issuances in these markets have required significantly higher interest rates and higher collateral enhancement rates than the industry has faced historically.  These increases in interest costs and collateral enhancements will have a direct impact on profitability and the capital required to support operations in future periods.

Vehicle rental companies are also dependent on vehicle manufacturers and overall economic conditions in the new and used vehicle markets, as these factors directly impact the cost of acquiring vehicles, and the ultimate disposition value of vehicles, both of which impact operating cost.  Historically, rental companies acquired a large portion of their fleets under residual value programs (“Residual Value Programs”), under which vehicle manufacturers repurchase or guarantee the resale value of the vehicle in future periods, thereby allowing the rental companies to fix their holding cost of the vehicle.  Most vehicle rental companies have in recent periods increased their vehicle purchases made outside of Residual Value Programs to lower fleet costs and reduce the risk related to the creditworthiness of the vehicle manufacturers, which has increased their dependence on the used vehicle market in terms of both determining holding cost, and for ultimate disposition of the vehicles.  Vehicle rental companies bear residual value risk for these vehicles, which are referred to as “Non-Program Vehicles” or “risk vehicles”.

The U.S. rental car industry has eight top brands which are owned by four companies. Three of the companies are publicly held: Dollar and Thrifty operated by the Company; Avis and Budget operated by Avis Budget Group, Inc.; and Hertz operated by Hertz Global Holdings, Inc. The remaining three brands of Alamo, National and Enterprise are operating subsidiaries of Enterprise Rent-A-Car Company, which is privately held.  The Company also faces competition from local and regional car rental companies in the United States. There is intense competition in the U.S. car rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations.

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

Certain operating expenses, such as minimum concession fees, rent, insurance and administrative overhead represent fixed costs and cannot be adjusted for seasonal increases or decreases in demand. In 2009, the Company’s average monthly fleet size ranged from a low of approximately 92,000 vehicles in the fourth quarter to a high of approximately 111,000 vehicles in the third quarter.

The Company

The Company has two value rental car brands, Dollar and Thrifty, with a strategy to operate company-owned stores in the top 75 airport markets and in key leisure destinations in the United States.  In the U.S., the Dollar and Thrifty brands are marketed separately, but operate under a single management structure and share vehicles, back-office employees and facilities, where possible.  The Company also operates company-owned stores in five of the eight largest airport markets in Canada under DTG Canada.  In Canada, the company-owned stores are primarily co-branded.

The Company is focused on maximizing profitability of its company-owned stores and will close or consolidate its stores that underperform.  Beginning in late 2008 and continuing throughout 2009, based on a review of the financial performance of its company-owned stores, the Company closed over 100 company-owned stores that were underperforming.  While the Company has substantially completed its review of company-owned stores and the closure of unprofitable stores, it will continue to monitor any stores that do not meet minimum return on asset and profitability requirements for closure.

The Company also offers franchise opportunities in smaller markets in the U.S. and Canada and in all other international markets so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.  Additionally, the Company may re-franchise company-owned stores outside its strategic markets.

Summary Operating Data of the Company
	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenues:
Revenue from U.S. and
Canada company-owned
stores	$1,491,599	$1,637,119	$1,694,064
Revenue from franchisees
and other	54,650	60,874	66,727
Total revenues	$1,546,249	$1,697,993	$1,760,791

	As of December 31,
	2009	2008	2007
Rental locations:
U.S. and Canada company-
owned stores	296	400	466
U.S. and Canada franchisee
locations	317	341	365

Franchisee agreements:
U.S. and Canada	181	222	234
International	135	139	117

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities.  Dollar operates primarily through company-owned stores in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. At December 31, 2009, Dollar had 81 company-owned stores at airports and 70 in local markets, and 49 franchised in-terminal airport locations and 82 franchised local market operations in the U.S. and Canada.  In Canada, Dollar operates company-owned stores in five of the eight largest airport markets of Calgary, Toronto, Montreal, Halifax and Vancouver.

As of December 31, 2009, Dollar’s vehicle rental system included 282 locations in the U.S. and Canada, consisting of 151 company-owned stores and 131 franchisee locations.  Dollar’s total rental revenue generated by company-owned stores was $845 million for the year ended December 31, 2009.

Thrifty

Thrifty serves both the airport and local markets through company-owned stores and its franchisees which derive approximately 85% of their combined rental revenues from the airport market and approximately 15% from the local market. At December 31, 2009, Thrifty had 80 company-owned stores at airports and 65 in local markets, and 60 franchised in-terminal airport locations and 126 franchised local market operations in the U.S. and Canada.

At December 31, 2009, Thrifty’s vehicle rental system included 331 rental locations in the U.S. and Canada, consisting of 145 company-owned stores and 186 franchisee locations.  Thrifty’s total rental revenue generated by company-owned stores was $628 million for the year ended December 31, 2009.

Corporate Operations

United States

The Company’s operating model for U.S. Dollar and Thrifty company-owned stores includes generally maintaining separate airport counters, reservations, marketing and all other customer contact activities, while using a single management team for both brands.  In addition, this operating model includes sharing vehicles, bussing operations, back-office employees and service facilities, where possible.

As of December 31, 2009, the Company operates each of the Dollar brand and the Thrifty brand in 56 of the top 75 airport markets in the U.S. and operates both brands in 47 of those top 75 airport markets.

Canada

The Company operates in Canada through DTG Canada.  The Company currently operates company-owned stores in five of the eight largest airport markets in Canada, which include Calgary, Toronto, Montreal, Halifax and Vancouver.  The majority of the markets are operated under the Company’s co-branding strategy in Canada where both the Dollar and Thrifty brands are represented at one shared location.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $206 million or 14% of the Company’s rental revenues for the year ended December 31, 2009.  These rentals are usually part of tour packages that can also include air travel and hotel accommodations.  No single tour operator account generated in excess of 2% of the Company’s 2009 rental revenues.

Other

As of December 31, 2009, the Company had 142 vehicle rental concessions for company-owned stores at 83 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities.

A growing number of larger airports are building consolidated airport rental car facilities to alleviate congestion at the airport. These consolidated rental facilities may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated bussing operations and maintain image standards mandated by the airports.

Summary of Corporate Operations Data
	Year Ended December 31,
	2009	2008	2007
	(in thousands)

Rental revenues:
United States - Dollar	$835,935	$933,072	$964,416
United States - Thrifty	576,230	602,653	621,043
Total U.S. rental revenues	1,412,165	1,535,725	1,585,459

Canada - Dollar	9,178	15,642	16,635
Canada - Thrifty	51,575	64,786	74,255
Total Canada rental revenues	60,753	80,428	90,890

Total rental revenues	1,472,918	1,616,153	1,676,349

Other	18,681	20,966	17,715

Total revenues from U.S. and
Canadian Corporate Operations	$1,491,599	$1,637,119	$1,694,064

	As of December 31,
	2009	2008	2007

Rental locations (U.S. and Canada):
Dollar	151	181	213
Thrifty	145	219	253
Total corporate rental locations	296	400	466

Franchising

United States and Canada

Both Dollar and Thrifty sell U.S. franchises on an exclusive basis for specific geographic areas, generally outside the top 75 U.S. airport markets.  Most franchisees are located at or near airports that generate a lower volume of vehicle rentals than the airports served by company-owned stores.  In Canada, Dollar and Thrifty sell franchises in markets generally outside the top eight airport markets.  The typical length of a franchise is ten years with a renewal option for five years if certain conditions are met.  The franchisee may terminate the franchise for convenience upon 120 days written notice and Dollar and Thrifty may terminate upon breach of the agreement or for cause as defined in the agreement.

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

Due to the continued weak economic environment and volatile credit markets, some of the Company’s franchisees have experienced financial challenges.  During 2009, a limited number of franchisees have either closed or consolidated their operations, resulting in reduced fee revenue to the Company and a potential for increased bad debt exposure on amounts owed by franchisees.

System Fees in the U.S.

Dollar - In addition to an initial franchise fee, each Dollar U.S. franchisee is generally required to pay a system fee equal to 8% of rental revenue at airport locations and 6% at suburban operations.

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays a fee generally ranging from 5.5% to 8% of base rental revenue.

System Fees in Canada

All Dollar and Thrifty Canadian franchisees whether operating a single-brand or co-brand location pay a monthly fee generally equal to 8% of rental revenue.

Franchisee Services and Products

Dollar and Thrifty provide their U.S. and Canadian franchisees a wide range of products and services, including reservations, marketing programs and assistance, branded supplies, image and standards, rental rate management analysis and customer satisfaction programs. Additionally, Dollar and Thrifty offer their respective franchisees centralized corporate account and tour billing and travel agent commission payments.

Summary of U.S. and Canada Franchise Operations Data
	As of December 31,
	2009	2008	2007

Franchisee locations:
Dollar	131	143	146
Thrifty	186	198	219
Total franchisee locations	317	341	365

Franchisee agreements:
Dollar	80	92	92
Thrifty	101	130	142
Total franchisee agreements	181	222	234

International

Dollar and Thrifty offer master franchises outside the U.S. and Canada, generally on a countrywide basis.  Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees.  At December 31, 2009, exclusive of the U.S. and Canada, Dollar had franchised locations in 60 countries and Thrifty had franchised locations in 75 countries.  These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions. The Company offers franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis.

Revenue generated by the Company from franchised operations outside the U.S. and Canada totaled $10.5 million in 2009, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

Thrifty Car Sales provides an opportunity to franchised rental service providers to enhance or build their used car operations under a well-recognized national brand name.  In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales.  These products and services include participation in a full service business development center, a nationally supported Internet strategy and Web site, operational and marketing support, vehicle supply services and customized retail and wholesale financing programs as well as national accounts and supply programs.  At December 31, 2009, Thrifty Car Sales had 35 franchise locations.

Other Services

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

Parking Services – Airport parking operations are a natural complement to vehicle rental operations. The Company operates 16 corporate parking operations.

Supplies and National Account Programs – The Company makes bulk purchases of items used by its franchisees, which it sells to franchisees at prices that are often lower than they could obtain on their own. The Company also negotiates national account programs to allow its franchisees to take advantage of volume discounts for many products or services such as tires, glass and long distance telephone and overnight mail services.

Reservations

The Internet is the primary source of reservations for the Company.  For the year ended December 31, 2009, approximately 78% of the Company’s total non-tour reservations came through the Internet, increasing from approximately 76% in 2008.  During 2009, the Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 46% of total non-tour reservations. Third-party Internet sites provided 32% of non-tour reservations, with two third-party sites each providing approximately 11% of total non-tour reservations and the remainder coming from various smaller sites.  The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents.  The Company outsources a significant portion of its call center operations to PRC, a global leader in the operation of outsourced call centers.  In addition, the Company still maintains some call center operations at its Tahlequah, Oklahoma facility.  Dollar and Thrifty reservation systems are linked to all major airline reservation systems and to travel agencies in the U.S., Canada and abroad.

Marketing

Dollar and Thrifty are positioned as value car rental companies in the travel industry, providing on-airport convenience with low rates on quality vehicles.  Customers who rent from Dollar and Thrifty are cost-conscious leisure, government and business travelers who want to save money on car rentals without compromising the quality of car rental products and services.

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

Dollar has strong relationships with many significant international tour operators and brokers who specialize in inbound travel to the U.S., as well as domestic tour operators, who generate inbound business to Hawaii, Florida and other leisure destinations.

Major travel agents and consortia operate under preferred supplier agreements with Dollar and Thrifty.  Under these agreements, Dollar and Thrifty provide travel agency groups additional commissions or benefits in return for featuring Dollar and Thrifty in their advertising or giving Dollar and Thrifty a priority in their reservation systems.  In general, these arrangements are not exclusive to Dollar and Thrifty.

Both Dollar and Thrifty have also developed strategic partnerships with certain hotels, credit card companies, and with most U.S. airlines through participation in airline frequent flyer programs.  In addition, Dollar and Thrifty actively participate with our partner airlines in their respective branded Web sites.

Internet Marketing and Distribution Channels

Dollar and Thrifty focus on Internet advertising and marketing, which continues to be the most cost-efficient means of reaching travel customers.  Dollar and Thrifty promote their respective brands via Internet banner advertising, keywords and rate guarantees to encourage travelers to book reservations on their own branded sites, dollar.com and thrifty.com.  In addition, Dollar and Thrifty both continue to make technology investments in their respective Web sites, dollar.com and thrifty.com, to provide enhancements to best meet their customer’s changing travel needs.

In 2009, to provide a more personal and relevant customer experience, Dollar and Thrifty began online targeted behavioral marketing to consumers on the site and to our email subscribers utilizing both online and offline data.  The Company believes that this type of targeted marketing can increase the probability and frequency of reservations and deepen customer loyalty through frequent contact with customers, including the promotion of special offers and programs.  From a new product perspective, dollar.com and thrifty.com launched the ability to reserve commonly requested rental options such as GPS units and toll passes.

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

Dollar and Thrifty have made filings under the intellectual property laws of jurisdictions in which they and their respective franchisees operate, including the U.S. Patent and Trademark Office, to protect the names, logos and designs identified with Dollar and Thrifty.  These marks are important for customer brand awareness and selection of Dollar and Thrifty for vehicle rental and for dollar.com and thrifty.com for reservation services.

Customer Service

The Company’s commitment to delivering consistent customer service is a key element of our strategy. At its headquarters and in company-owned stores, the Company has programs involving customer satisfaction training and team-based problem solving focused on improving customer service. The Company’s customer service centers measure customer service through third-party customer satisfaction surveys, track service quality trends, respond to customer inquiries and provide recommendations to senior management and vehicle rental location management. The Company conducts initial and ongoing training for headquarters, company-owned store and franchisee employees, using professional trainers, performance coaches and computer-based training programs.

Information Systems

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, Web sites, distribution network, reservations, fleet and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of the fleet and financial assets. The Company also relies on a revenue management system that enables the Company to better determine rental demand based on historical reservation patterns and adjust its rental rates accordingly. The Company’s Internet Web sites and various distribution networks allow the Company’s products to be marketed and reserved directly or through our various channel partners.

The Company continues to invest in new business system capabilities to facilitate operations and reduce operating costs to operate them.  In 2009, the Company deployed a new counter automation system, redesigned and enhanced Web sites and upgraded the revenue management system to incorporate new products and handle greater volumes.  The Company also deployed newer technologies, consolidated platforms and renegotiated key supplier agreements that helped reduce ongoing information technology (“IT”) operating cost.

Hewlett-Packard Company (“HP”) provides the majority of the Company’s IT services, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services.  HP also manages and monitors the majority of the Company’s data network and its daily information processing.  The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground HP facility in Oklahoma designed to withstand disasters.

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

Fleet Acquisition and Management

Vehicle Supply

In August 2009, the Company and Chrysler executed a new vehicle supply agreement (the “New VSA”) covering vehicle purchases through model year 2012.  Historically, Dollar and Thrifty maintained U.S. vehicle supply agreements with Chrysler, which included a 75% minimum purchase requirement. The New VSA replaces the 75% minimum purchase requirement with a minimum vehicle fixed volume requirement per model year, which is expected to be significantly less than 75% of vehicle purchases.

In February 2009, the Company signed a secondary vehicle supply agreement with Ford that, beginning with the 2009 model year, will allow the Company to source a portion of its annual vehicle purchases, with certain minimum and maximum volumes, through Ford until August 2012.  This agreement may be renewed for a three-year term, upon written agreement by the Company and Ford prior to August 31, 2012.  In February 2010, the Company extended its vehicle supply agreement with Ford until August 2013.  In addition, the Company has a vehicle purchase agreement for model year 2010 vehicles with General Motors.

For the 2009 model year, Chrysler vehicles represented approximately 63% of the total U.S. fleet purchases by DTG Operations.  The Company expects that for the 2010 model year, Ford, Chrysler and General Motors, will represent approximately 34%, 30% and 20%, respectively, of total U.S. fleet purchases of DTG Operations.

Vehicle Residual Value Risk

Vehicle depreciation is the largest single cost element in the Company’s operations, and is dependent upon the future residual values of vehicles in the fleet, in addition to the overall mix of Program and Non-Program Vehicles.

DTG Operations primarily purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by a manufacturer’s Residual Value Program.  Non-Program Vehicles typically have lower acquisition costs and lower depreciation rates than comparable Program Vehicles, and also allow the Company to reduce its risk related to the creditworthiness of the vehicle manufacturers.  The manufacturer does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods.  At December 31, 2009, approximately 95% of all vehicles operated by DTG Operations were Non-Program Vehicles.

Under Residual Value Programs, the manufacturer either guarantees the aggregate depreciated value upon resale of covered vehicles of a given model year, or agrees to repurchase vehicles at specified prices during established repurchase periods.  These programs provide the Company with a guaranteed depreciation rate per vehicle during the holding period, while minimizing the Company’s residual value risk.

As the level of Non-Program Vehicles in the fleet has increased, the Company has assumed additional risk related to fluctuations in the residual value of the vehicle, and has increased its reliance on the used vehicle markets.  Residual values depend on levels of supply and demand for both new and used vehicles and directly affect vehicle depreciation rates.  The level of the Company’s future investment in Program Vehicles will depend on the availability and attractiveness of Residual Value Programs.

Vehicle Remarketing

DTG Operations typically holds Program Vehicles in rental service for approximately six to seven months.  Generally, Program Vehicles must be removed from service before they reach 30,000 miles to avoid excess mileage penalties under manufacturers’ Residual Value Programs.  DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned.

DTG Operations historically has held Non-Program Vehicles in rental service for approximately ten months but extended holding periods in 2009 to approximately 18 to 20 months.  DTG Operations remarketed 67% of its Non-Program Vehicles through auctions and 33% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2009.

Fleet Management

The Company utilizes fleet optimization software (the “Pros Fleet Management Software”) from PROS Holdings, Inc., a leading provider of pricing and revenue optimization software.  The Pros Fleet Management Software allows the Company to improve fleet planning and efficiencies in its vehicle acquisition and remarketing efforts.

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental fleets.  The Company primarily utilizes asset backed medium term notes to finance its vehicles.  Under these programs, the Company is required to provide collateral at different levels depending on whether vehicle manufacturers maintain investment grade or non-investment grade credit ratings, and whether inventory is comprised of Program Vehicles or Non-Program Vehicles.  See Item 8 - Note 10 of Notes to Consolidated Financial Statements.

Fleet Leasing Programs

DTG Operations has historically made fleet leasing programs available to Dollar and Thrifty U.S. and Canadian franchisees for each new model year.  For the 2009 model year, this program was offered to franchisees on a limited basis due to constrained financing capacity and instability in the credit markets.

For the 2010 model year, fleet leasing will again be offered on a limited basis to U.S. and Canadian franchisees.

U.S. Fleet Data
	Year Ended December 31,
	2009	2008	2007

DTG
Average number of vehicles leased to
franchisees	1,666	2,754	4,309

Average number of vehicles in
combined fleets of franchisees	15,382	18,171	22,696
Average number of vehicles in combined
fleets of company-owned stores	99,223	115,129	117,488
Total	114,605	133,300	140,184

Competition

There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations.  Dollar and Thrifty and their franchisees operate mainly in the U.S. airport market, relying on leisure, tour and small business customers.  In addition to local and regional vehicle rental companies, Dollar and Thrifty and their franchisees’ principal competitors are Alamo, Avis, Budget, Enterprise, Hertz and National.

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Alamo, Avis, Budget, Enterprise, Hertz and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles.  In 2007, the Company retained the risk of loss up to $4.0 million per occurrence for public liability and property damage claims, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor.  In February 2008, the Company increased its retained risk of loss up to $5.0 million per occurrence and in February 2009, the Company further increased its retained risk of loss up to $7.5 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage.  The Company maintains insurance coverages at certain amounts in excess of its retained risk.  The Company retains the risk of loss on supplemental liability insurance sold to vehicle rental customers.

The Company retains risk of loss up to $5.0 million for general and garage liability.  The Company retains the risk of loss for any catastrophic and comprehensive damage to its vehicles.  In addition, the Company carries workers' compensation coverage with retentions in various amounts up to $500,000.  The Company also carries excess liability and directors' and officers' liability insurance coverage.

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims.  As of December 31, 2009, the Company had Vehicle Insurance Reserves of $108.6 million.  The Company’s obligations to pay insurance related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2009, these letters of credit and surety bonds totaled approximately $52.7 million and $3.4 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $18.6 million and $37.4 million, respectively, as of December 31, 2009.

Regulation

Loss Damage Waivers

Loss damage waivers relieve customers from financial responsibility for vehicle damage. Legislation affecting the sale of loss damage waivers has been adopted in 25 states.  These laws typically require notice to customers that the loss damage waiver may duplicate their own coverage or may not be necessary, limit customer responsibility for damage to the vehicle or cap the price charged for loss damage waivers.  Adoption of national or additional state legislation affecting or limiting the sale, or capping the rates, of loss damage waivers could result in the loss of this revenue for Dollar, Thrifty and their franchisees.

Franchising Regulation

As franchisors, Dollar and Thrifty are subject to federal, state and foreign laws regulating various aspects of franchise operations and sales. These laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and, in certain states, also apply substantive standards to the relationship between the franchisor and the franchisee, including those pertaining to default, termination and non-renewal of franchises.

Other Matters

Certain states previously made vehicle owners (including vehicle rental companies) vicariously liable for the actions of any person lawfully driving an owned vehicle, regardless of fault. Until August 10, 2005, when a change in the vicarious liability law was imposed, some of these states, primarily New York, did not limit this liability. With the passage of the federal “Highway Bill”, unlimited vicarious liability for vehicle rental and leasing companies has been removed, thus, limiting exposure to state minimum financial responsibility amounts.  Vehicle rental companies are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 23 and lease 128 locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

The historical and current uses of the Dollar and Thrifty facilities may have resulted in spills or releases of various hazardous materials or wastes or petroleum products (“Hazardous Substances”) that now, or in the future, could require remediation.  The Company may also be subject to requirements related to remediation of Hazardous Substances that have been released into the environment at properties it owns or operates, or owned or operated in the past, or at properties to which it sends, or has sent, Hazardous Substances for treatment or disposal. Such remediation requirements generally are imposed without regard to fault and liability for any required environmental remediation can be substantial.

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

Employees

As of December 31, 2009, the Company employed approximately 6,000 full-time and part-time employees.  Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2009. The Company believes its relationship with its employees is good.

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

Economic Conditions

Our results are dependent on general economic conditions in the U.S. and Canada, our principal markets, and on the U.S. automotive industry in particular. Adverse economic conditions negatively impacted our operations in 2008 and 2009, and necessitated significant actions to mitigate their impact, including reductions in our rental fleet in response to declining demand, and reduction in our workforce. While the economic outlook for 2010 has improved slightly, as compared to 2009, the timing and strength of a recovery remains uncertain, and we believe that consumer confidence and spending levels will remain at relatively low levels, including spending on leisure travel from which we derive a significant portion of our revenues.

Adverse economic conditions have also affected some of our customers and franchisees. For example, in 2008, one of our largest tour operator customers filed for bankruptcy. Additionally, some of our franchisees experienced financial challenges and a limited number of them either closed or consolidated their operations in 2009. These circumstances have resulted in reduced fee revenue to the Company and a potential for increased bad debt exposure. Depending on the timing and strength of a recovery, we may lose other customers or our franchisees may become unable to meet their payment obligations to us.

Liquidity Considerations

In 2009, our primary objective was to preserve liquidity and enhance operating cash flow to ensure our flexibility to withstand continued adverse economic conditions in 2009 and the potential that these conditions could persist in 2010.  The actions we have taken may not be adequate if economic conditions deteriorate further or do not improve in line with our expectations.  In that event, we may need to take additional material actions, including further reductions in our fleet that could in turn cause disruptions to our business, operations and prospects, which could in turn adversely affect our cash flow and liquidity.

Vehicle Financing Considerations

We depend on the capital markets for financing our vehicles using primarily asset backed medium term notes. We use cash and letters of credit under our bank loan facility to provide enhancement collateral for these asset backed medium term notes.  We expect to have substantial debt and debt service requirements in the foreseeable future.

The financial crisis that began in 2008 affected our access to financing and our results.  In late 2008 and 2009, we amended our credit arrangements repeatedly to address matters affecting our covenant compliance, the impact of the bankruptcy of Chrysler and a potential event of bankruptcy relating to any monoline or bond insurer that provides credit support for our medium term note obligations (“Monoline”). As a condition to some of these amendments, we reduced outstanding debt and agreed to permanent reductions in the lending commitments.  If a default were to occur under our financing arrangements, our lenders could be entitled to accelerate our repayment of outstanding debt and exercise their remedies against any collateral securing the debt, all of which would have a material adverse effect on our results, financial condition and prospects. An event of bankruptcy by one or more of the Monolines could also result in accelerating the payoff schedule of a portion or all of those notes.

Collateral requirements for our credit arrangements vary depending on the manufacturer’s credit rating and whether the vehicle is a risk vehicle or is covered by a manufacturer's Residual Value Program. We substantially increased the level of risk vehicles in our fleet in 2009 and expect that risk vehicles will account for approximately 90% to 95% of our fleet in 2010.  If the residual value of our risk vehicles declines significantly or we experience cumulative losses on disposition of a specified percentage of our fleet, we could be required to increase the monthly depreciation payments under our asset backed medium term notes during the remaining life of the vehicles, increase the level of collateral enhancement, or both.  These payments would reduce our liquidity available for other purposes.

We believe conditions in the asset backed medium term note market have improved during late 2009, and we expect to have adequate access to the credit markets to fund our operations and refinance existing debt.  We believe that any new financing could bear higher interest rates and require a substantially higher collateral enhancement rate than our current asset backed medium term notes.  Our ability to provide increased collateral enhancement with respect to future debt will depend on the amount of operating cash and letters of credit available to us.  In the event we are unable to meet these higher collateral requirements, we will be required to reduce the size of our financing and our operating fleet, which could in turn negatively affect our operations, results and prospects. In addition, our financing costs affect the amount we must charge our customers to be profitable. Interest rates on future debt issuances that exceed our current effective rates could adversely affect our results if we are unable to pass those costs through to our customers or if we lose customers to competitors due to increased rental rates.

Dependence on Domestic Automotive Manufacturers

The domestic automotive industry has been materially adversely affected by recessionary conditions in 2008 and 2009, with two of the three manufacturers restructuring their operations under U.S. bankruptcy laws.  Historically, Chrysler has been our principal vehicle supplier and, while we have diversified our suppliers as part of our 2010 vehicle ordering cycle, we will remain highly dependent on the domestic automotive manufacturers with approximately 84% of our 2010 orders attributable to Ford, Chrysler and General Motors.  It remains uncertain whether actions by these companies, coupled with the impact of federal assistance they have received and other governmental stimulus programs will be sufficient to withstand continued pressures on the domestic automotive manufacturers.

We have exposure to these manufacturers in three primary areas:  their ability to manufacture and deliver vehicles to us in a timely manner for use in our operations; the level of residual values of their vehicles in the overall used vehicle market, which could be adversely impacted by negative public perception regarding their products or financial prospects and in turn affect our vehicle depreciation costs and collateral requirements; and their ability to meet financial obligations to us for Residual Value Programs and other purchase-related incentives.  If any of these companies experiences significant financial difficulties, fails to meet its financial or supply obligations to us, or is forced to seek protection under applicable bankruptcy laws, our results, financial position, cash flow and prospects could be materially adversely affected.

Highly Competitive Nature of the Vehicle Rental Industry

In addition to local and regional vehicle rental companies, the vehicle rental industry primarily consists of eight major brands, all of which compete intensely for rental customers based on price and service.  The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition, requiring companies to be highly competitive in pricing in order to attract consumers.  In addition to consumer demand, pricing in the industry is significantly impacted by the size of the rental fleets and the supply of vehicles available to consumers in the market.  While we have achieved improvements in our pricing as part of our strategic focus on return on assets in addition to the overall fleeting actions taken by the industry to balance supply with demand, we cannot provide assurance that we will continue to realize improved pricing or whether our attempts to do so will further adversely affect transaction days.  A significant increase in the supply of rental vehicles available in the market due to fleet actions taken by our competitors, or actions by our competitors to significantly reduce their prices in order to increase market share could negatively affect our pricing and other operating plans in material ways and adversely affect our results and prospects.

Risks Relating to Event of Bankruptcy with Respect to the Monolines

Our obligations under our asset backed medium term notes are supported by the Monolines, which have faced significant financial challenges and credit downgrades as a result of constrained financial markets. The Monolines have undertaken significant restructuring actions and the financial guaranty industry as a whole continues to face substantial pressures.  An event of bankruptcy with respect to any of the Monolines could trigger an amortization of our obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of our other financing agreements. Although conditions in the asset backed credit market have improved in recent months, there is no assurance that those conditions will continue or that we would be able to access the markets in a timely manner in order to refinance the affected notes, and if we are unable to do so, we would need to take immediate action to preserve our operations. These actions could include further extending the holding period of our vehicles to maximize their useful life prior to sale, as well as further reductions of our operations and workforce. These and other actions we may take may not be successful to enable us to meet our obligations under the affected notes and, even if successful, they would likely have an adverse affect on our results and cash flow available to fund ongoing operations. If we curtailed our operations, our ability to compete effectively would also be adversely affected.

Exposure to Used Vehicle Market Conditions

We retained the used car market value risk on approximately 95% of our vehicles at December 31, 2009 and expect that risk vehicles will account for approximately 90% to 95% of our fleet in 2010.  The depreciation costs for these vehicles are highly dependent on used car prices at the time of sale, requiring us to make assumptions regarding the age and mileage of the vehicles at the time of disposal, as well as the general used vehicle auction market.  The costs of our risk vehicles may be materially affected by the relative strength of the used car market, particularly the market for one to two year old used cars. A decline in the prices at which we sell risk vehicles could have an adverse impact on our fleet holding costs and results of operations.

Throughout 2008, the used car market experienced significant volatility and an overall decline in residual values, including many types of vehicles in our fleet. While the market has experienced improving trends during 2009, the strength and duration of further improvement in 2010 remains uncertain.  In the event of renewed pricing pressure in the used car market, our results could be materially and adversely affected.  Operating more risk vehicles could also have a negative impact on the vehicle utilization and profitability if we are unable or elect not to sell those vehicles in periods of weaker rental demand.

 Like-Kind Exchange Program

We use a like-kind exchange program for our vehicles where we dispose of our vehicles and acquire replacement vehicles in such a way that we defer the gain on these dispositions for tax purposes. The use of this like-kind exchange program has allowed us to defer a material amount of federal and state income taxes beginning in 2002. In order to obtain the benefit of the deferral of the gains on disposal of our vehicles, we must acquire replacement vehicles within a specified time frame, and must also maintain or increase the overall size of our fleet comparable to the prior tax year. Our ability to defer the gains on the disposition of our vehicles under our like-kind exchange program will be affected by the recent significant downsizing of our fleet. We utilized existing federal net operating loss (“NOL”) carryforwards to offset the majority of these gains; however, the taxable gains exceeded the available federal NOL carryforwards and resulted in cash tax payments during 2009 tax year.  Projection of the results of the like-kind exchange process is complex, requires numerous assumptions and is not subject to precise estimation.  Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections.  Increased cash tax payments may be incurred in 2010 and beyond, depending on future vehicle purchase and sale transactions.

           Dependence on Air Travel

We get approximately 90% of our rental revenues from airport locations and airport arriving customers. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry, airline restructuring through bankruptcy, and continued challenging economic conditions are causing airlines to further reduce flight schedules which could adversely impact the number of airline passengers. The airline industry has also faced considerable challenges in light of current global economic conditions and an overall decline in air travel. In 2009, airline enplanements decreased approximately 5%.  A further significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Texas represented approximately 56% of our total rental revenue for the year ended December 31, 2009. The severe decline in consumer spending in recent periods has materially adversely affected leisure travel and can be expected to continue to do so in the foreseeable future. Reductions in leisure travel resulting from natural disasters, terrorist acts, or other factors could also have a material adverse impact on our results.

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

Laws and Regulations

We are subject to a wide variety of laws and regulations in the U.S. and Canada and other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and adversely affect our financial position and results of operations, including our profitability. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

Optional insurance products, including supplemental liability insurance, personal accident insurance and personal effects protection, we offer to renters providing various insurance coverages in our domestic vehicle rental operations are regulated under state laws governing the licensing of such products. Any changes in U.S. or foreign law that change our operating requirements with respect to optional insurance products could increase our costs of compliance or make it uneconomical to offer such products, which would lead to a reduction in revenue. As a result of any changes in these laws or otherwise, if customers decline to purchase supplemental liability insurance products through us, our results of operations could be materially adversely affected.

The U.S. Congress and other legislative and regulatory authorities in the U.S. and internationally have considered, and will likely continue to consider, numerous measures related to climate change and greenhouse gas emissions. Should rules establishing limitations on greenhouse gas emissions or rules imposing fees on entities deemed to be responsible for greenhouse gas emissions become effective, demand for car rental services could be affected, or our vehicle costs and/or other costs could increase and our business could be adversely affected.

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

Dependence on Third-Party Internet Sales

The Internet has had a significant impact on the way travel companies get reservations. For 2009 and 2008, we received 78% and 76% of our non-tour reservations from the Internet, respectively, with 46% and 44%, respectively, coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining portion of non-tour reservations derived from the Internet were provided by third-party sites with two third-party sites each providing approximately 11% of non-tour reservations and the remainder coming from various smaller sites.  Future changes in the way travel is sold over the Internet or changes in our relationship with third-party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In 2008 and 2009, we maintained the level of self-insurance of $5.0 million and $7.5 million, respectively, per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, and maintain the level of self-insurance for general and garage liability of $5.0 million.  We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers. A significant change in amount and frequency of uninsured liability claims could negatively impact our results.

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

Dependence on Outsourcing Arrangements

HP handles the majority of our IT services.  If HP fails to meet its obligations in all material respects as and when required under our agreement, we may suffer a loss of business functionality and productivity, which would adversely affect our results. Additionally, if there is a disruption in our relationship with HP, we may not be able to secure another IT supplier to adequately meet our IT needs on acceptable terms, which could result in performance issues and a significant increase in costs.

Dependence on Communication Networks and Centralized Information Systems

We heavily rely on information systems to conduct our business specifically in the areas of reservations, rental transaction processing, fleet management and accounting. We have centralized information systems in disaster resistant facilities maintained by HP in Tulsa, Oklahoma and we rely on communication service providers to link our system with the business locations these systems serve. A failure of a major system, or a major disruption of communications between the system and the locations it serves, could cause a loss of reservations, slow the rental transaction processing, interfere with our ability to manage our fleet and otherwise materially adversely affect our ability to manage our business effectively. Our system back-up plans, continuity plans and insurance programs are designed to mitigate such a risk, but not to eliminate it.

Our systems contain personal information about our customers. Our failure to maintain the security of the data we hold, whether the result of our own error or that of others, could harm our reputation or give rise to legal liabilities, resulting in a material adverse effect on our results of operations or cash flows.

Potential for Impairment of Long-Lived Assets

A significant decline in operations on both an individual location and overall company basis could indicate that certain long-lived assets are impaired. We will continue to test our long-lived assets for potential impairment and may be required to write down a portion or all of the remaining long-lived assets, comprising property and equipment and software totaling approximately $122.3 million at December 31, 2009.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters for Dollar and Thrifty.  These buildings and the related improvements were pledged as collateral to Deutsche Bank Trust Company Americas (“Deutsche Bank”), as administrative agent for a syndicate of banks under the Senior Secured Credit Facilities (as defined below).

In connection with the Senior Secured Credit Facilities, the Company also executed liens in favor of Deutsche Bank encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Dallas, Houston, Salt Lake City, San Diego, Chicago, Memphis, Tulsa, Little Rock, Fort Myers, Florida and Harlingen, Texas.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third-parties.  As of December 31, 2009, the Company’s company-owned operations were carried on at 296 locations in the U.S. and Canada, the majority of which are leased.  Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports.  Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business. These concession agreements typically provide that the airport will receive a specified percentage of vehicle rental revenue or a guaranteed minimum concession fee, whichever is greater.  Additionally, certain concession agreements require the payment or reimbursement of operating expenses.

ITEM 3.	LEGAL PROCEEDINGS

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

On September 22, 2009, a purported class action complaint was filed in Illinois state court by Susan and Jeffrey Dillon, individually and on behalf of all persons who rented a vehicle from Thrifty Car Rental in Colorado from September 22, 2006 forward, who signed a rental agreement which obligated them to pay for loss of use of a vehicle if damaged, and who were charged for loss of use or an administrative fee related to the vehicle damage claim.  Plaintiffs assert claims for breach of contract, violations of the Colorado Consumer Protection Act, and for declaratory judgment under the Colorado Uniform Declaratory Judgment Law related to the assessment of loss of use and administrative fees in connection with vehicle damage claims against renters.  The case is styled: Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois).   The Company intends to vigorously defend this matter.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DTG’s common stock is listed on the NYSE under the trading symbol “DTG.”  The high and low closing sales prices for the common stock for each quarterly period during 2009 and 2008 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009

High	$1.60	$14.14	$25.84	$27.23
Low	$0.62	$1.29	$13.80	$18.01

2008

High	$26.02	$15.47	$6.59	$1.99
Low	$11.58	$9.45	$1.93	$0.77

The 28,597,079 shares of common stock outstanding at February 24, 2010 were held by approximately 7,397 record and beneficial holders.

The Company has not paid cash dividends since completion of its initial public offering in December 1997.  The Company intends to reinvest its earnings in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Under the terms of the revolving credit facility (as amended, the “Revolving Credit Facility”), cash dividends and share repurchases are prohibited. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Performance Graph

The following graph compares the cumulative total stockholder return on DTG common stock with the Hemscott Industry Group 761 – Rental & Leasing Services and the Russell 2000 Index.  The Hemscott Industry Group 761 – Rental & Leasing Services is a published index of 35 stocks including DTG, which covers companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods.

The results are based on an assumed $100 invested on December 31, 2004, and reinvestment of dividends through December 31, 2009.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG DOLLAR THRIFTY AUTOMOTIVE GROUP, RUSSELL 2000 INDEX AND HEMSCOTT GROUP INDEX

$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
DOLLARS
2004
2005
2006
2007
2008
2009
Dollar Thrifty Automotive Group, Inc.
Russell 2000 Index
Hemscott Group Index

Company/Index/Market	12/31/2004	12/31/2005	12/30/2006	12/29/2007	12/31/2008	12/31/2009
Dollar Thrifty Automotive Group, Inc.	100.00	119.44	151.03	78.41	3.61	84.80
Hemscott Industry Group 761 - Rental & Leasing Services	100.00	103.95	123.47	100.39	54.71	70.19
Russell 2000 Index	100.00	104.55	123.76	121.82	80.66	102.58

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company.  The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statements of Operations:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,472,918	$1,616,153	$1,676,349	$1,538,673	$1,380,172
Other	73,331	81,840	84,442	122,004	127,382
Total revenues	1,546,249	1,697,993	1,760,791	1,660,677	1,507,554

Costs and expenses:
Direct vehicle and operating	768,456	888,294	887,178	827,440	787,714
Vehicle depreciation and lease
charges, net	426,092	539,406	477,853	380,005	294,757
Selling, general and
administrative	200,389	213,734	230,515	259,474	236,055
Interest expense, net	96,560	110,424	109,728	95,974	88,208
Goodwill and long-lived asset impairment	2,592	366,822	3,719	-	-
Total costs and expenses	1,494,089	2,118,680	1,708,993	1,562,893	1,406,734

(Increase) decrease in fair value of derivatives	(28,848)	36,114	38,990	9,363	(29,725)

Income (loss) before income taxes	81,008	(456,801)	12,808	88,421	130,545

Income tax expense (benefit)	35,986	(110,083)	11,593	36,729	54,190

Net income (loss)	$45,022	$(346,718)	$1,215	$51,692	$76,355

Basic Earnings (Loss) Per Share	$1.98	$(16.22)	$0.05	$2.14	$3.04

Diluted Earnings (Loss) Per Share	$1.88	$(16.22)	$0.05	$2.04	$2.89

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$400,404	$229,636	$101,025	$191,981	$274,299
Cash and cash equivalents required minimum balance	$100,000	$-	$-	$-	$-
Restricted cash and investments	$622,540	$596,588	$132,945	$389,794	$785,290
Revenue-earning vehicles, net	$1,228,637	$1,946,079	$2,808,354	$2,623,719	$2,202,890
Total assets	$2,645,937	$3,238,181	$3,891,452	$4,011,498	$3,986,784
Total debt	$1,727,810	$2,488,245	$2,656,562	$2,744,284	$2,724,952
Stockholders' equity	$393,914	$208,420	$578,865	$647,700	$690,428

Note: Certain 2008 amounts have been restated. See Item 8 - Note 14 of Notes to Consolidated Financial Statements.

U. S. and Canada
	Year Ended December 31,
	2009	2008	2007	2006	2005
System-wide Data:

Rental locations:

Company-owned stores	296	400	466	407	369
Franchisee locations	317	341	365	429	483
Total rental locations	613	741	831	836	852

Company-owned Stores Data:

Vehicle rental data:

Average number of vehicles operated	102,948	120,309	123,484	119,648	113,002

Number of rental days	30,616,395	36,879,641	37,231,340	36,642,026	34,909,560

Vehicle utilization	81.5%	83.8%	82.6%	83.9%	84.6%

Average revenue per day	$48.11	$43.82	$45.03	$41.99	$39.54

Monthly average revenue per vehicle	$1,192	$1,119	$1,131	$1,072	$1,018

Average depreciable fleet	105,301	123,673	127,979	128,739	124,373

Monthly average depreciation
(net) per vehicle	$337	$363	$311	$246	$197

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2009, the Company’s revenues were negatively impacted compared to 2008 by rental day volume declines of 17.0% due to challenging economic conditions, coupled with the Company’s efforts in closing unprofitable company-owned stores, partially offset by a 9.8% increase in revenue per day. Airline passenger enplanements, an important driver for airport rental car demand, decreased slightly in 2009.

During 2009, the Company had lower vehicle depreciation and lease charges due to lower fleet levels, in addition to a reduction in the depreciation rate per vehicle due to improved residual values, extended holding periods, a continued move towards a greater proportion of Non-Program Vehicles, mix optimization and improved remarketing efforts.  Additionally, the Company experienced lower direct vehicle and operating expenses due to lower transaction levels, a reduced fleet, and a continued focus on cost reduction initiatives.

In 2009, the Company recorded a non-cash charge of $2.6 million relating to long-lived asset impairments compared to a non-cash charge of $366.8 million in 2008 relating to goodwill and long-lived asset impairments.

The Company uses mark-to-market accounting for the majority of its interest rate swap agreements.  This accounting treatment results in significant volatility to the Company’s operating results but does not impact cash flow.  In 2009, the change in fair value of these interest rate swap agreements was an increase of $28.8 million compared to a decrease of $36.1 million in 2008.

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

The combinations of these factors contributed to the net income of $45.0 million for the year ended December 31, 2009, compared to a net loss of $346.7 million for the year ended December 31, 2008.  Presenting the comparable non-GAAP financial measures, which excludes the change in fair value of derivatives and non-cash charges related to the impairment of goodwill and long-lived assets, net of tax, the non-GAAP net income was $29.6 million for the year ended December 31, 2009 compared to a non-GAAP net loss of $40.9 million for the year ended December 31, 2008.  Corporate Adjusted EBITDA for 2009 was $99.4 million compared to a loss of $2.3 million in 2008.  Reconciliations of non-GAAP financial measures to the comparable GAAP financial measures are presented below.

Certain amounts for 2008 have been restated.  See Item 8 – Note 14 and 17 of Notes to Consolidated Financial Statements for further information on the amounts restated.

Use of Non-GAAP Measures For Measuring Results

Non-GAAP pretax income (loss), non-GAAP net income (loss) and non-GAAP EPS exclude the impact of the (increase) decrease in fair value of derivatives and the impact of goodwill and long-lived asset impairments, net of related tax impact (as applicable), from the reported GAAP measure.  Due to volatility resulting from the mark-to-market treatment of the derivatives and the nature of the non-cash impairments, which are both non-operating items, the Company believes non-GAAP measures provide an important assessment of year over year operating results.  See table below for a reconciliation of non-GAAP to GAAP results.

Reconciliation of reported GAAP pretax income (loss) per the income statement to non-GAAP pretax income (loss):
	Year Ended December 31,
	2009	2008	2007
		(in thousands)

Income (loss) before income taxes - as reported	$81,008	$(456,801)	$12,808

(Increase) decrease in fair value of derivatives	(28,848)	36,114	38,990

Goodwill and long-lived asset impairment	2,592	366,822	3,719

Pretax income (loss) - non-GAAP	$54,752	$(53,865)	$55,517

Reconciliation of reported GAAP net income (loss) per the
income statement to non-GAAP net income (loss):

Net income (loss) - as reported	$45,022	$(346,718)	$1,215

(Increase) decrease in fair value of derivatives, net of tax (a)	(16,917)	21,271	22,813

Goodwill and long-lived asset impairment, net of tax (b)	1,497	284,537	2,236

Net income (loss) - non-GAAP	$29,602	$(40,910)	$26,264

Reconciliation of reported GAAP diluted earnings (loss)
per share (“EPS”) to non-GAAP diluted EPS:

EPS, diluted - as reported	$1.88	$(16.22)	$0.05

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.71)	1.00	0.97

EPS impact of goodwill and long-lived asset impairment, net of tax	0.06	13.31	0.09

EPS, diluted - non-GAAP (c)	$1.24	$(1.91)	$1.11

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($11,931,000), $14,843,000 and $16,177,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)
The tax effect of the goodwill and long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amounts are $1,095,000, $82,285,000 and $1,483,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

(c)	Since each category of earnings per share is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

Corporate Adjusted EBITDA means earnings, excluding the impact of the (increase) decrease in fair value of derivatives, before non-vehicle interest expense, income taxes, non-vehicle depreciation, amortization, and certain other items as recapped below. The Company believes Corporate Adjusted EBITDA is important as it provides investors with a supplemental measure of the Company's liquidity by adjusting earnings to exclude non-cash items.  The items excluded from Corporate Adjusted EBITDA but included in the calculation of the Company’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance.  EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, operating performance, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.  See table below for a reconciliation of non-GAAP to GAAP results.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reconciliation of net income (loss) to
Corporate Adjusted EBITDA

Net income (loss) - as reported	$45,022	$(346,718)	$1,215

(Increase) decrease in fair value of derivatives	(28,848)	36,114	38,990
Non-vehicle interest expense	12,797	17,620	16,068
Income tax expense (benefit)	35,986	(110,083)	11,593
Non-vehicle depreciation	19,200	22,722	21,704
Amortization	7,994	7,355	6,386
Non-cash stock incentives	4,698	3,917	7,682
Goodwill and long-lived asset impairment	2,592	366,822	3,719
Other	(6)	-	178

Corporate Adjusted EBITDA	$99,435	$(2,251)	$107,535

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$99,435	$(2,251)	$107,535

Vehicle depreciation, net of gains/losses from disposal	425,574	538,250	474,967
Non-vehicle interest expense	(12,797)	(17,620)	(16,068)
Change in assets and liabilities, net of acquisitions, and other	23,712	(11,224)	(10,115)
Net cash provided by operating activities	$535,924	$507,155	$556,319

Memo:
Net cash provided by (used in) investing activites	$278,955	$(198,366)	$(465,318)
Net cash used in financing activities	$(644,111)	$(180,178)	$(181,957)

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2009	2008	2007
Revenues:
Vehicle rentals	95.3%	95.2%	95.2%
Other	4.7	4.8	4.8
Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	49.7	52.3	50.4
Vehicle depreciation and lease charges, net	27.6	31.8	27.1
Selling, general and administrative	13.0	12.6	13.1
Interest expense, net	6.2	6.5	6.3
Goodwill and long-lived asset impairment	0.1	21.6	0.2
Total costs and expenses	96.6	124.8	97.1

(Increase) decrease in fair value of derivatives	(1.8)	2.1	2.2

Income (loss) before income taxes	5.2	(26.9)	0.7

Income tax expense (benefit)	2.3	(6.5)	0.6

Net income (loss)	2.9%	(20.4)%	0.1%

The Company’s revenues consist of:
•	Vehicle rental revenue generated from renting vehicles to customers through company-owned stores, and
•	Other revenue generated from leasing vehicles to franchisees, continuing franchise and service fees, parking income and miscellaneous sources.

The Company’s expenses consist of:
•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal,
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most IT expenses and administrative expenses,
•	Interest expense, net, which includes interest expense on vehicle related debt and non-vehicle debt, net of interest earned on restricted and unrestricted cash, and
•	Goodwill and long-lived asset impairment relates to the write-off of goodwill, reacquired franchise rights, software no longer in use and property and equipment deemed to be impaired.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Operating Results

The Company had income before income taxes of $81.0 million for 2009 compared to a loss before income taxes of $456.8 million in 2008.

Revenues

			$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,472.9	$1,616.2	$(143.3)	(8.9%)
Other	73.3	81.8	(8.5)	(10.4%)
Total revenues	$1,546.2	$1,698.0	$(151.8)	(8.9%)

Vehicle rental metrics:
Average number of vehicles operated	102,948	120,309	(17,361)	(14.4%)
Average revenue per day	$48.11	$43.82	$4.29	9.8%
Number of rental days	30,616,395	36,879,641	(6,263,246)	(17.0%)
Vehicle utilization	81.5%	83.8%	(2.3) p.p.	N/M

Vehicle rental revenue decreased 8.9% due to a 17.0% decrease in rental days totaling $274.6 million, primarily due to challenging economic conditions and location closures, partially offset by a 9.8% increase in revenue per day totaling $131.3 million.

Other revenue decreased $8.5 million. This decrease was primarily due to an $8.8 million decline in leasing revenue, primarily due to offering the franchise leasing program on a limited basis beginning in 2009, a $4.3 million decrease in fees and services revenue, and a $1.3 million decrease in parking income, partially offset by a $7.1 million increase in the market value of investments in the Company’s deferred compensation and retirement plans. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses

			$ Increase/	% Increase/
	2009	2008	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$768.5	$888.3	$(119.8)	(13.5%)
Vehicle depreciation and lease charges, net	426.1	539.4	(113.3)	(21.0%)
Selling, general and administrative	200.3	213.7	(13.4)	(6.2%)
Interest expense, net of interest income	96.6	110.5	(13.9)	(12.6%)
Goodwill and long-lived asset impairment	2.6	366.8	(364.2)	N/M
Total expenses	$1,494.1	$2,118.7	$(624.6)	(29.5%)

(Increase) decrease in fair value of derivatives	$(28.8)	$36.1	$64.9	179.9%

Direct vehicle and operating expense decreased $119.8 million, primarily due to lower transaction levels, as well as an ongoing focus on cost reduction initiatives.  As a percent of revenue, direct vehicle and operating expenses were 49.7% in 2009, compared to 52.3% in 2008.

Significant fluctuations within direct vehicle and operating expense in 2009 primarily resulted from the following:

➢
Vehicle related costs decreased $61.4 million. This decrease resulted primarily from a $35.6 million decrease in gasoline expense resulting from lower average gas prices and lower fuel consumption due to a decreased fleet (primarily offset in revenue), an $18.1 million decrease in net vehicle damages resulting from improved damage recovery collections along with lower aggregate damages due to a lower value of the vehicles, primarily related to the extended holding periods and a reduced fleet, and a $10.3 million decrease in vehicle insurance expenses primarily due to a change in insurance reserves resulting from favorable developments in claim history.  These decreases were partially offset by an increase in vehicle maintenance expense of $13.8 million primarily resulting from the increased holding period of the fleet.

➢
Personnel related expenses decreased $33.4 million.  Approximately $38.5 million of the decrease resulted from a reduction in the number of employees attributable to lower transaction levels and cost efficiency initiatives, in addition to a $4.5 million decrease in group insurance expense.  These decreases were partially offset by a $6.5 million increase due to a change in the proportion of seasonal employees, coupled with $3.2 million of incentive compensation expense in 2009, related to the employees at company-owned stores.

➢	Bad debt expense decreased $4.7 million primarily as a result of the bankruptcy of one of the Company’s largest tour operators during 2008.

➢
Facility and airport concession expenses decreased $3.0 million due to a decrease in rent expense of $1.6 million, and a decrease in concession fees of $1.3 million due to the overall decline in concessionable revenue.

Net vehicle depreciation and lease charges decreased $113.3 million. The decrease is primarily due to a 14.9% decrease in depreciable vehicles, which resulted from efforts to match the fleet with current demand levels.  In addition, net vehicle depreciation expense and lease charges were $337 per unit in 2009, compared to $363 per unit in 2008.  The decrease in the depreciation rate is due to extended vehicle holding periods, improved conditions in the used car market and increased residual values in 2009 as compared to 2008, partially offset by an increase due to the one-time $12.9 million settlement of certain manufacturer incentives that lowered per vehicle depreciation expense in 2008 and did not recur in 2009.  As a percent of revenue, net vehicle depreciation expense and lease charges were 27.6% in 2009, compared to 31.8% in 2008.

Selling, general and administrative expenses for 2009 decreased $13.4 million.  As a percent of revenue, selling, general and administrative expenses were 13.0% in 2009, compared to 12.6% in 2008.

The decrease in selling, general and administrative expenses in 2009 resulted from the following:

➢	Sales and marketing expense decreased $14.5 million due primarily to a decrease in print media, marketing programs tied to transaction levels and reduced promotion advertising expenses.

➢
Outsourcing expenses decreased $7.6 million related to IT and reservations.  The IT-related reductions were primarily due to fewer IT-related projects outsourced in 2009, and the reductions related to reservations were primarily due to decreased rental volume.

➢
The increase in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses by $7.1 million in 2009 compared to 2008, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢
Personnel related expenses increased $2.3 million primarily due to $6.8 million of incentive compensation expense recorded in 2009 and a $3.0 million increase in stock option, performance share, and retirement expense.  These expenses were partially offset by a $7.2 million decrease in expense related to workforce reductions implemented during the fourth quarter of 2008.

Net interest expense decreased $13.9 million in 2009 primarily due to lower average vehicle debt, partially offset by a decrease in interest reimbursements due to significantly reduced vehicle purchasing activity and the write-off of deferred financing fees related to the reduction in the capacity of the Revolving Credit Facility (hereinafter defined) and the Term Loan (hereinafter defined) during 2009.  As a percent of revenue, net interest expense was 6.2% in 2009, compared to 6.5% in 2008.

Goodwill and long-lived asset impairment expense decreased $364.2 million in 2009, due to non-cash charges in 2008 relating to goodwill impairment of $281.2 million, reacquired franchise rights impairment of $69.0 million, certain IT initiative write-offs of $10.5 million and impairment of substantially all of the Company’s Canadian operations long-lived assets of $6.1 million.  In 2009, the Company wrote off $2.6 million related to the impairment of long-lived assets at its company-owned stores and software no longer in use.

The change in fair value of the Company’s interest rate swap agreements was an increase of $28.8 million in 2009 compared to a decrease of $36.1 million in 2008 resulting in a year-over-year increase of $64.9 million, primarily due to an increase in interest rates in 2009.

The income tax expense for 2009 was $36.0 million.  The effective income tax rate was 44.4% for 2009 compared to 24.1% for 2008. The increase in the effective tax rate was primarily due to the income tax expense related to the pre-tax income in 2009 compared to the pre-tax loss in 2008 and the non-cash write-off of goodwill and reacquired franchise rights (of which only a portion of these write-offs receive a deferred tax benefit) and other long-lived assets.  The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction.  On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes and the impact of establishing valuation allowances for net operating losses that could expire.  However, no income tax benefit was recorded for Canadian losses in 2009 or 2008, thus increasing the consolidated effective tax rate in 2009, and reducing the consolidated effective tax rate in 2008, due to an overall pre-tax loss.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Operating Results

The Company had a loss before income taxes of $456.8 million for 2008 compared to income of $12.8 million in 2007.

Revenues
			$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,616.2	$1,676.4	$(60.2)	(3.6%)
Other	81.8	84.4	(2.6)	(3.1%)
Total revenues	$1,698.0	$1,760.8	$(62.8)	(3.6%)

Vehicle rental metrics:
Average number of vehicles operated	120,309	123,484	(3,175)	(2.6%)
Average revenue per day	$43.82	$45.03	$(1.21)	(2.7%)
Number of rental days	36,879,641	37,231,340	(351,699)	(0.9%)
Vehicle utilization	83.8%	82.6%	1.2 p.p.	N/M

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

Expenses

			$ Increase/	% Increase/
	2008	2007	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$888.3	$887.2	$1.1	0.1%
Vehicle depreciation and lease charges, net	539.4	477.9	61.5	12.9%
Selling, general and administrative	213.7	230.5	(16.8)	(7.3%)
Interest expense, net of interest income	110.5	109.7	0.8	0.6%
Goodwill and long-lived asset impairment	366.8	3.7	363.1	N/M
Total expenses	$2,118.7	$1,709.0	$409.7	24.0%

(Increase) decrease in fair value of derivatives	$36.1	$39.0	$2.9	7.4%

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

➢	Leasing charges, for vehicles leased from third-parties, decreased $1.7 million due to a decrease in the average number of vehicles leased.

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

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans increased selling, general and administrative expenses $5.5 million due to a reduction in the loss on these plans in 2008 compared to 2007, which is offset in other revenue and, therefore, did not impact net income.

Net interest expense increased $0.8 million in 2008 primarily due to a decrease in interest reimbursements relating to vehicle programs and lower earnings on invested funds resulting from lower interest rates, partially offset by lower average vehicle debt.  As a percent of revenue, net interest expense was 6.5% in 2008, compared to 6.3% in 2007.

Goodwill and long-lived asset impairment expense increased $363.1 million in 2008, due to non-cash charges in 2008 relating to goodwill impairment of $281.2 million, reacquired franchise rights impairment of $69.0 million, certain IT initiative write-offs of $10.5 million and impairment of substantially all of the Company’s Canadian operations long-lived assets of $6.1 million.  In 2007, the Company wrote off certain fleet related software totaling $3.7 million made obsolete by the Pros Fleet Management Software the Company began implementing during the third quarter of 2007.

The change in fair value of the Company’s interest rate swap agreements was a decrease of $36.1 million in 2008 compared to a decrease of $39.0 million in 2007 resulting in a year-over-year increase of $2.9 million.

The income tax benefit for 2008 was $110.1 million.  The effective income tax rate was 24.1% for 2008 compared to 90.5% for 2007. The decrease in the effective tax rate was primarily due to the taxable benefit related to the pre-tax loss in 2008 compared to the pre-tax income in 2007 and the non-cash write-off of goodwill and reacquired franchise rights (of which only a portion of these write-offs receive a deferred tax benefit) and other long-lived assets.  The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction.  On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes and the impact of establishing valuation allowances for net operating losses that could expire.  However, no income tax benefit was recorded for Canadian losses in 2008, due to an overall pre-tax loss, thus reducing the consolidated effective tax rate and increasing the consolidated effective tax rate in 2007.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleets, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and for working capital.  The Company uses both cash and letters of credit to support asset backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.  The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities and insurance bonds.  Also, in October 2009, the Company completed an equity offering of its common stock which generated $120.6 million of proceeds, net of fees paid to underwriters and other expenses.

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2010.  The Company has asset backed medium term note maturities totaling $400 million that amortize ratably from January 2010 through June 2010, and an additional $100 million in maturities in December 2010.  The Company has adequate cash on hand to fund these maturities without the need for additional financing, although it intends to pursue additional financing capacity on an opportunistic basis.  Despite improving conditions in the asset backed medium term note market, the Company expects that new financing will require a substantially higher collateral enhancement rate than its current medium term notes, but will have similar interest rates.  Although the financial markets were constrained during the first half of 2009, the fleet financing markets improved during the second half of 2009 and into 2010, and the Company believes it will be able to access funding to add capacity for future growth.  In addition, based on its current cash position which was enhanced by the equity offering in the fourth quarter of 2009, the Company has the ability to meet such higher collateral requirements, and believes it would be able to refinance or replace its asset backed medium term notes with other debt upon their maturity or in the event of an early amortization.

Operating Activities

Cash generated by operating activities of $535.9 million, $507.2 million and $556.3 million for 2009, 2008, and 2007, respectively, are primarily the result of net income, adjusted for depreciation, goodwill impairments net of deferred tax benefits in 2008 and the change in fair value of derivatives.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, most of which is proceeds from sale of asset backed medium term notes, sales proceeds from disposal of used vehicles and cash generated by operating activities.  The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, and letters of credit.  These letters of credit are provided under the Revolving Credit Facility.

Investing Activities

Cash provided by investing activities was $279.0 million for 2009.  The principal source of cash in investing activities was the sale of revenue-earning vehicles, which totaled $1.5 billion in proceeds.  This source of cash was partially offset by the purchase of revenue-earning vehicles, which totaled $1.1 billion and the $100 million of cash and cash equivalents required to be maintained at all times under the Company’s amendment of the Senior Secured Credit Facilities separately identified on the face of the balance sheet as cash and cash equivalents – required minimum balance (see Item 8 - Note 1 of Notes to Consolidated Financial Statements).

The Company’s need for cash to finance vehicles typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are typically the lowest in the first and fourth quarters when rental demand is at a seasonal low.  During 2009, the Company reduced its overall fleet to match its fleet levels with expected demand levels and to reduce its financing requirements.  Restricted cash at December 31, 2009 increased $26.0 million from the previous year, including $22.8 million available for vehicle purchases or debt payoffs coupled with $3.2 million of interest income earned on restricted cash and investments.  The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles.  The Company also used net cash for non-vehicle capital expenditures of $15.5 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems.  The Company estimates non-vehicle capital expenditures to be approximately $25 million in 2010 related to airport facility projects and IT equipment and systems.

Cash used in investing activities was $198.4 million for 2008.  The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.2 billion.  This use of cash offset $2.5 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are typically the lowest in the first and fourth quarters when rental demand is at a seasonal low.  Restricted cash at December 31, 2008 increased $463.6 million from the previous year, including $454.7 million available for vehicle purchases or debt payoffs coupled with $8.9 million of interest income earned on restricted cash and investments.  The Company expects to continue to fund its revenue-earning vehicles with cash provided from operations and from disposal of used vehicles.  The Company also used net cash for non-vehicle capital expenditures of $28.9 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems.  In addition, the Company used cash for franchise acquisitions of $2.1 million in 2008.

Cash used in investing activities was $465.3 million for 2007.  The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $4.0 billion.  This use of cash was primarily offset by $3.4 billion in proceeds from the sale of used revenue-earning vehicles. The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low.  Restricted cash at December 31, 2007 decreased $256.8 million from the previous year, including $270.8 million used for vehicle financing partially offset by interest income earned on restricted cash and investments of $14.0 million.  The Company used cash for non-vehicle capital expenditures of $40.6 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems.  In addition, the Company used cash for franchise acquisitions of $30.3 million in 2007.

Financing Activities

Cash used in financing activities was $644.1 million for 2009 primarily due to the repayment of amounts outstanding under the Liquidity Facility and the Conduit Facility in the amount of $274.9 million and $215.0 million, respectively.  Additionally, due to non-renewal of its vehicle manufacturer and bank lines of credit, the Company repaid $233.7 million of debt outstanding under these arrangements.  The Company also prepaid $20 million of its Term Loan and paid $6.6 million in deferred financing cost associated with the amendments to the Senior Secured Credit Facilities.   The Company also paid $6.6 million in fees related to the issuance of an additional 6.6 million shares of common stock in November 2009.  These uses of cash were partially offset by $129.6 million of proceeds from issuance of common shares.

Cash used in financing activities was $180.2 million for 2008 primarily due to the maturity of the 2004 Series asset backed medium term notes totaling $500 million, a pay down of $70.6 million in the Term Loan and a decrease of $49.0 million in the limited partner interest in the Canadian funding limited partnership (Canadian fleet financing), partially offset by a net increase in the issuance of commercial paper, including the Liquidity Facility (hereinafter defined) of $249.1 million and an increase of $203.0 million under the Conduit Facility.

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

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset backed medium term notes and short-term borrowings outstanding for vehicle purchases, a non-vehicle related term loan, airport concession fee and operating lease commitments related to airport and other facilities, technology contracts, and vehicle purchases.  The Company expects to fund these commitments with cash generated from operations, sales proceeds from disposal of used vehicles and future issuances of asset backed notes as existing medium term notes mature.  The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2009:

	Payments due or commitment expiration by period
	(in thousands)

				Beyond
	2010	2011-2012	2013-2014	2014	Total
Contractual cash obligations:
Asset backed medium term notes (1)	$562,569	$1,041,321	$-	$-	$1,603,890
Other short-term borrowings (1)	70,535	-	-	-	70,535
Subtotal - Vehicle debt and obligations	633,104	1,041,321	-	-	1,674,425

Term Loan	14,871	34,422	132,134	-	181,427
Subtotal - Non-vehicle debt	14,871	34,422	132,134	-	181,427

Total debt and other obligations	647,975	1,075,743	132,134	-	1,855,852

Operating lease commitments	41,477	60,889	34,770	56,722	193,858
Airport concession fee commitments	76,363	122,720	80,437	104,216	383,736
Vehicle purchase commitments	1,409,129	-	-	-	1,409,129
Other commitments	24,463	24,033	-	-	48,496
Total contractual cash obligations	$2,199,407	$1,283,385	$247,341	$160,938	$3,891,071

Other commercial commitments:
Letters of credit	$147,142	$-	$-	$-	$147,142

(1)
Further discussion of asset backed medium term notes and short-term borrowings is below and in Item 8 - Note 10 of Notes to Consolidated Financial Statements.  Amounts include both principal and interest payments.  Amounts exclude related discounts, where applicable.

The Company also has self-insured liabilities related to third-party bodily injury and property damage claims totaling $108.6 million that are not included in the contractual obligations and commitments table above.  See Item 8 - Note 15 of Notes to Consolidated Financial Statements.

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

The Company typically accesses the medium term note market each year to replace maturing notes; however, the Company did not need to access this market in 2008 or 2009.  Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $590.8 million at December 31, 2009.

In February 2009, the Company amended all series of its asset backed medium term note program to be able to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase  Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle.

In June 2009, the Company amended all series of its asset backed medium term note program to provide the Company with flexibility to manage its inventory by allowing re-designation of vehicles from the Series 2005-1 Notes to the Series 2006-1 Notes and Series 2007-1 Notes given the scheduled maturity of the Series 2005-1 Notes.  In November 2009, the Company had fully utilized the $200 million re-designation capacity.  In relation to the amendments to the medium term note programs, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s Series 2005-1 Notes at any time prior to the occurrence of an event of bankruptcy or insolvency event with respect to a Monoline under the Series 2005-1 Notes if, at any time, the aggregate undrawn amount of such letters of credit and unpaid reimbursement obligations in respect thereof were greater than $24.4 million or if the requested increase would cause the Series 2005-1 letter of credit amount to exceed that amount.

In August 2009, the Company further amended all series of its asset backed medium term notes in order to add Chrysler and General Motors as eligible vehicle manufacturers under the indenture supplements.  The related indenture supplements were also amended to cure any and all conditions that may have been triggered as a result of the Chrysler bankruptcy and that could have constituted a “Manufacturer Event of Default” as defined in the indenture supplements. In conjunction with this amendment, the Company amended its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed medium term notes.  Under the terms of this amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million.  This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit.

The asset backed medium term note programs each contain a minimum net worth condition and an interest coverage condition in the Monoline agreements.  The Company was in compliance with these conditions at December 31, 2009.

Commercial Paper Program, Conduit and Liquidity Facility

In February 2009, the Company paid in full the outstanding balance of its Commercial Paper Program (the “Commercial Paper Program”), including the related liquidity facility, and its Variable Funding Note Purchase Facility (the “Conduit Facility”).  The Company terminated these programs in April 2009.

Other Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program.  This program provides DTG Canada vehicle financing up to CAD$200 million funded through a bank commercial paper conduit; however, in 2009, the committed funding was reduced from CAD$200 million to CAD$125 million in December 2009 (approximately US$118.9 million at December 31, 2009), with a final reduction in January 2010 to CAD$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.  At December 31, 2009, DTG Canada had approximately CAD$73.3 million (US$69.7 million) funded under this program.  The Company is working on a new CAD$150 million financing facility to replace this facility prior to its maturity.  The Canadian fleet securitization program contains a tangible net worth covenant and DTG Canada was in compliance with this covenant at December 31, 2009.

In 2009, the Company paid in full the outstanding balance under its vehicle manufacturer line of credit and its remaining bank lines of credit.

Senior Secured Credit Facilities

At December 31, 2009, the Company’s Senior Secured Credit Facilities were comprised of a $231.3 million Revolving Credit Facility and a $158.1 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents, including $60 million that is required to be held in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility. The Senior Secured Credit Facilities contain certain other restrictive covenants, including annual limitations on non-vehicle capital expenditures, and a prohibition against cash dividends and share repurchases.  Additionally, the Company executed liens in favor of the banks encumbering seven additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility.  The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility. Additionally, in connection with the amendment, the Company expensed approximately $1.0 million of unamortized deferred financing costs as a result of the extinguishment of debt in the first quarter of 2009. As of December 31, 2009, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility.  The Revolving Credit Facility contains sub-limits of $40 million and $100 million that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations, respectively.  The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $141.6 million and remaining available capacity of $89.7 million at December 31, 2009.

The amended Term Loan requires the Company to make minimum quarterly principal payments of $2.5 million beginning in March 2010, with a final payment of $128 million in June 2013.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements.  As of December 31, 2009, the Company’s total consolidated debt and other obligations were approximately $1.7 billion, of which $1.6 billion was secured debt for the purchase of vehicles.  The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein, all of which are fully consolidated into the Company’s financial statements.  The Company has scheduled annual principal payments for vehicle debt of approximately $570 million in 2010 and approximately $500 million per year for 2011 and 2012.

The Company intends to use cash generated from operations to fund non-vehicle capital expenditures, subject to restrictions under its debt instruments, and proceeds from the sale of vehicles for debt service and vehicle purchases. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and with cash generated from operations.

The Company has significant requirements for bonds and letters of credit to support its insurance programs, airport concession and other obligations.  At December 31, 2009, various insurance companies had $40.8 million in surety bonds and various banks had $71.3 million in letters of credit to secure these obligations. At December 31, 2009, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2010, approximately 25% of its average debt will bear interest at floating rates. The amount of the Company’s financing costs affects the amount the Company must charge its customers to be profitable.  See Item 8 - Note 10 of Notes to Consolidated Financial Statements.

Like-Kind Exchange Program

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”).  To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments.  The Company’s ability to defer the gains on the disposition of its vehicles under its like-kind exchange program is affected by the recent significant downsizing of its fleet. The Company utilized its existing federal net operating loss (“NOL”) carryforwards to offset the majority of these gains; however, the taxable gains exceeded the available federal NOL carryforwards and resulted in cash tax payments during 2009 tax year.  Projection of the results of the like-kind exchange process is complex, requires numerous assumptions and is not subject to precise estimation.  Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections.  Increased cash tax payments may be incurred in 2010 and beyond, depending on future vehicle purchase and sale transactions.

The Like-Kind Exchange Program has historically increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods.  At December 31, 2009, restricted cash and investments totaled $622.5 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under asset backed financing programs, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.  The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company’s other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company’s overall operating costs will be greater for the Company than for its competitors.  Inflation did not have a material impact on the Company’s results of operations for the three years in the period ended December 31, 2009.

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations.  The more significant items include:

Revenue-earning vehicles and related vehicle depreciation expense – Revenue-earning vehicles are stated at cost, net of related discounts.  In 2009, the Company continued to increase the level of Non-Program Vehicles in its fleet. At December 31, 2009, Non-Program Vehicles accounted for approximately 95% of the total fleet.

For Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions.  The Company reevaluates estimated residual values periodically.  Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense at the time of sale. Actual timing of disposal shorter than the life used for depreciation purposes could result in a significant loss on sale.  A one percent change in the expected residual value of Non-Program Vehicles sold during 2009 would have impacted vehicle depreciation expense net by $4.7 million.  In 2009, the Company increased the holding term on its Non-Program Vehicles substantially to help lower its overall vehicle costs.  The average holding term for vehicles was approximately 18 to 20 months for 2009.

For Program Vehicles, the Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle.

In some cases, the sales proceeds are received directly from the auctions, with any shortfall in value being paid by the vehicle manufacturer.  With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales comes directly from the manufacturer.  In either case, the Company bears the risk of collectibility on that receivable from the vehicle manufacturer.  The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.

Vehicle insurance reserves – The Company self-insures or retains a portion of the exposure for losses related to bodily injury and property damage liability claims along with the risk retained for the supplemental liability insurance program.  The obligation for Vehicle Insurance Reserves represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level.  The Company records expense related to Vehicle Insurance Reserves on a monthly basis based on rental volume in relation to historical accident claim experience and trends, projections of ultimate losses, expenses, premiums and administrative costs.  Management monitors the adequacy of the liability and monthly accrual rates based on actuarial analysis of the development of the claim reserves, the accident claim history and rental volume.  Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible.  However, the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

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

Share-based payment plans – The Company has share-based compensation plans under which the Company grants performance shares, non-qualified option rights and restricted stock to key employees and non-employee directors. The Company’s performance share awards contain both a performance condition and a market condition. The Company uses the closing market price of DTG’s common stock on the date of grant to estimate the fair value of the nonvested stock awards and performance based performance shares, and uses a lattice-based option valuation model to estimate the fair value of market based performance shares. The lattice-based option valuation model requires the input of somewhat subjective assumptions, including expected stock price volatility, term, risk-free interest rate and dividend yield.  The Company relies on observations of historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third-party, to determine expected volatility.  In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant.  The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant.  The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes. The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the Company’s achievement of the performance and market conditions.  Estimates of achievement of market conditions are incorporated into the determination of the performance shares’ fair value at the beginning of the performance period.

At the end of each reporting period, the Company must estimate whether the performance conditions will be achieved in order to determine the value of the performance shares awarded.  In making this determination, the Company has observed actual past performance of the Company.

New Accounting Standards

For a discussion on new accounting standards refer to Item 8 - Note 1 of Notes to Consolidated Financial Statements.

Outlook for 2010

The Company expects industry conditions to improve slightly in 2010 as a result of several factors.  Continued improvement in the overall economy, combined with ongoing recovery in the credit markets, is expected to result in low single-digit growth in transaction days in 2010.  The Company believes that customer demand for its value-oriented leisure brands and continued industry pricing discipline will result in moderate price increases in revenue per day on a year-over-year basis.  Finally, the Company believes that recent favorable trends in the used vehicle markets will continue throughout 2010, resulting in solid residual values and improvements in monthly fleet operating costs year over year.

Based on the above expectations, the Company is targeting Corporate Adjusted EBITDA for the full year of 2010 to be within a range of $120 million to $140 million.  The Company provided the following additional information with respect to its full year guidance:

•	Vehicle rental revenues are projected to be up 2 – 4 percent compared to 2009, resulting from low single-digit increases in both transaction days and revenue per day.
•
Vehicle depreciation costs for the full year of 2010 are expected to be approximately $325 per vehicle per month.  The Company noted that disposition of vehicles is expected to create some volatility in the level of these costs on a quarter-to-quarter basis.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.”  The Company’s primary market risk exposure is volatility of interest rates, primarily in the United States.  The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (see Item 8 - Note 11 of Notes to Consolidated Financial Statements).  All items described are non-trading and are stated in U.S. dollars.  Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet.  Other foreign exchange risk is immaterial to the consolidated results and financial condition of the Company. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	2009
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates (1)	$390,000	$500,000	$500,000	$-	$-	$-	$1,390,000	$1,307,100

Weighted average interest rates	1.05%	2.57%	3.66%	-	-	-

Vehicle debt and obligations-
fixed rates	$110,000	$-	$-	$-	$-	$-	$110,000	$110,408

Weighted average interest rates	4.59%	-	-	-	-	-

Vehicle debt and obligations-
Canadian dollar denominated	$69,690	$-	$-	$-	$-	$-	$69,690	$69,690

Weighted average interest rates	1.21%	-	-	-	-	-

Non-vehicle debt - term loan	$10,000	$10,000	$10,000	$128,125	$-	$-	$158,125	$143,894

Weighted average interest rates	3.18%	4.65%	5.82%	6.57%	-	-

Interest Rate Swaps:

Variable to Fixed	$390,000	$500,000	$500,000	$-	$-	$-	$1,390,000	$1,465,371
Average pay rate	4.89%	5.27%	5.16%	-	-	-
Average receive rate	0.68%	2.15%	3.32%	-	-	-

(1) Floating rate vehicle debt and obligations include $290 million relating to the Series 2005 Notes, the $600 million Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2008	2009	2010	2011	2012	2013	Thereafter	Total	2008
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates (1)	$719,974	$392,283	$500,910	$500,432	$-	$-	$2,113,599	$1,467,599

Weighted average interest rates	4.09%	1.95%	2.65%	3.11%	-	-

Vehicle debt and obligations-
fixed rates	$-	$110,000	$-	$-	$-	$-	$110,000	$83,586

Weighted average interest rates	-	4.59%	-	-	-	-

Vehicle debt and obligations-
Canadian dollar denominated	$86,535	$-	$-	$-	$-	$-	$86,535	$86,535

Weighted average interest rates	3.27%	-	-	-	-	-

Non-vehicle debt - term loan	$-	$-	$-	$-	$-	$178,125	$178,125	$35,625

Weighted average interest rates	-	-	-	-	-	4.87%

Interest Rate Swaps:

Variable to Fixed	$-	$390,000	$500,000	$500,000	$-	$-	$1,390,000	$1,509,620
Average pay rate	-	4.89%	5.27%	5.16%	-	-
Average receive rate	-	1.59%	2.24%	2.78%	-	-

(1) Floating rate vehicle debt and obligations include $290 million relating to the Series 2005 Notes, the $600 million Series 2006 Notes and the $500 million Series 2007 Notes swapped from floating interest rates to fixed interest rates.

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped to effectively fixed interest rates) at December 31, 2009, a 50 basis point fluctuation in short-term interest rates would have an approximate $1 million impact on the Company’s expected pre-tax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
March 4, 2010

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands Except Per Share Data)

	2009	2008	2007
REVENUES:
Vehicle rentals	$1,472,918	$1,616,153	$1,676,349
Other	73,331	81,840	84,442
Total revenues	1,546,249	1,697,993	1,760,791

COSTS AND EXPENSES:
Direct vehicle and operating	768,456	888,294	887,178
Vehicle depreciation and lease charges, net	426,092	539,406	477,853
Selling, general and administrative	200,389	213,734	230,515
Interest expense, net of interest income of
$6,218, $13,239 and $24,250	96,560	110,424	109,728
Goodwill and long-lived asset impairment	2,592	366,822	3,719
Total costs and expenses	1,494,089	2,118,680	1,708,993

(Increase) decrease in fair value of derivatives	(28,848)	36,114	38,990

INCOME (LOSS) BEFORE INCOME TAXES	81,008	(456,801)	12,808

INCOME TAX EXPENSE (BENEFIT)	35,986	(110,083)	11,593

NET INCOME (LOSS)	$45,022	$(346,718)	$1,215

BASIC EARNINGS (LOSS) PER SHARE	$1.98	$(16.22)	$0.05

DILUTED EARNINGS (LOSS) PER SHARE	$1.88	$(16.22)	$0.05

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(In Thousands Except Share and Per Share Data)

	2009	2008
ASSETS

Cash and cash equivalents	$400,404	$229,636
Cash and cash equivalents-required minimum balance	100,000	-
Restricted cash and investments	622,540	596,588
Receivables, net	104,645	261,565
Prepaid expenses and other assets	63,377	69,248
Revenue-earning vehicles, net	1,228,637	1,946,079
Property and equipment, net	96,198	104,442
Income taxes receivable	4,065	845
Intangible assets, net	26,071	29,778

Total assets	$2,645,937	$3,238,181

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$48,366	$48,898
Accrued liabilities	204,340	242,369
Deferred income tax liability	162,923	139,939
Vehicle insurance reserves	108,584	110,310
Debt and other obligations	1,727,810	2,488,245
Total liabilities	2,252,023	3,029,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
34,951,351 and 28,039,658 issued, respectively, and
28,536,445 and 21,624,752 outstanding, respectively	349	280
Additional capital	932,693	803,304
Accumulated deficit	(293,185)	(338,207)
Accumulated other comprehensive loss	(18,374)	(29,388)
Treasury stock, at cost (6,414,906 shares)	(227,569)	(227,569)
Total stockholders' equity	393,914	208,420

Total liabilities and stockholders' equity	$2,645,937	$3,238,181

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands Except Share and Per Share Data)

				Retained	Accumulated
	Common Stock			Earnings	Other			Total
	$.01 Par Value		Additional	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 1, 2007	27,594,867	$275	$791,452	$7,782	$4,217	(4,110,500)	$(156,026)	$647,700

Issuance of common shares for director compensation	38,148	-	573	-	-	-	-	573
Stock option transactions	61,865	1	1,093	-	-	-	-	1,094
Purchase of common stock for the treasury	-	-	-	-	-	(2,304,406)	(71,543)	(71,543)
Performance share incentive plan	-	-	5,317	-	-	-	-	5,317
Issuance of common stock in settlement of vested performance shares	201,665	2	-	-	-	-	-	2
Restricted stock for director compensation	-	-	1,014	-	-	-	-	1,014
Issuance of common shares	6,713	-	-	-	-	-	-	-
Comprehensive income (loss):
Net income				1,215				1,215
Cumulative effect of adopting FIN No. 48	-	-	-	(486)	-	-	-	(486)
Interest rate swap					(11,978)			(11,978)
Foreign currency translation					5,957			5,957
Total comprehensive income (loss)								(5,292)

BALANCE, DECEMBER 31, 2007	27,903,258	278	799,449	8,511	(1,804)	(6,414,906)	(227,569)	578,865

Issuance of common shares for director compensation	23,250	-	280	-	-	-	-	280
Stock option transactions	2,733	1	31	-	-	-	-	32
Performance share incentive plan	-	-	3,195	-	-	-	-	3,195
Issuance of common stock in settlement of vested performance shares	110,417	1	-	-	-	-	-	1
Restricted stock for director compensation	-	-	349	-	-	-	-	349
Issuance of common shares	-	-	-	-	-	-	-	-
Comprehensive loss:
Net loss				(346,718)				(346,718)
Interest rate swap					(20,973)			(20,973)
Foreign currency translation					(6,611)			(6,611)
Total comprehensive loss								(374,302)

BALANCE, DECEMBER 31, 2008	28,039,658	280	803,304	(338,207)	(29,388)	(6,414,906)	(227,569)	208,420

Issuance of common shares for director compensation	49,995	1	531	-	-	-	-	532
Tax benefit of stock option transactions	-	-	1,281	-	-	-	-	1,281
Stock option transactions	136,500	1	2,289	-	-	-	-	2,290
Share-based payment plans	-	-	4,698	-	-	-	-	4,698
Issuance of common stock in settlement of vested performance shares	64,190	1	-	-	-	-	-	1
Issuance of common stock in settlement of vested restricted stock	48,508	-	-	-	-	-	-	-
Public stock offering, net of fees	6,612,500	66	120,590					120,656
Comprehensive Income:
Net income				45,022				45,022
Interest rate swap					8,662			8,662
Foreign currency translation					2,352			2,352
Total comprehensive income								56,036

BALANCE, DECEMBER 31, 2009	34,951,351	$349	$932,693	$(293,185)	$(18,374)	(6,414,906)	$(227,569)	$393,914
See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,022	$(346,718)	$1,215
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	460,660	539,024	493,712
Non-vehicle depreciation	19,200	22,722	21,704
Net gains from disposition of revenue-earning vehicles	(35,086)	(774)	(18,745)
Amortization	7,994	7,355	6,386
Goodwill and long-lived asset impairment	2,592	366,822	3,719
Interest income earned on restricted cash and investments	(3,202)	(8,922)	(13,975)
Performance share incentive, stock option and restricted stock plans	4,698	3,917	7,682
Provision for losses on receivables	3,129	7,878	1,022
Deferred income taxes	16,854	(112,107)	7,977
(Increase)/decrease in fair value of derivatives	(28,848)	36,114	38,990
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(3,220)	10,489	(8,577)
Receivables	28,574	4,942	9,531
Prepaid expenses and other assets	12,275	33,973	16,167
Accounts payable	(2,522)	(27,931)	13,194
Accrued liabilities	6,761	(24,175)	(34,226)
Vehicle insurance reserves	(1,726)	276	6,113
Other	2,769	(5,730)	4,430

Net cash provided by operating activities	535,924	507,155	556,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,060,251)	(2,249,227)	(4,040,219)
Proceeds from sales	1,477,368	2,536,146	3,373,801
Change in cash and cash equivalents - required minimum balance	(100,000)	-	-
Net change in restricted cash and investments	(22,750)	(454,721)	270,824
Property, equipment and software:
Purchases	(15,508)	(28,895)	(40,647)
Proceeds from sales	104	399	1,215
Acquisition of businesses, net of cash acquired	(8)	(2,068)	(30,292)

Net cash provided by (used in) investing activities	278,955	(198,366)	(465,318)

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007
(In Thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	44,781	9,874,526	3,650,743
Payments of vehicle debt and other obligations	(785,225)	(9,972,227)	(3,987,224)
Proceeds from non-vehicle debt	-	-	250,000
Payments of non-vehicle debt	(20,000)	(70,625)	(1,250)
Payments of debt assumed through acquisition	-	-	(14,092)
Issuance of common shares	129,583	33	1,669
Common stock offering costs	(6,635)	-	-
Net settlement of employee withholding taxes on share-based awards	-	(373)	-
Purchase of common stock for the treasury	-	-	(71,543)
Financing issue costs	(6,615)	(11,512)	(10,260)

Net cash used in financing activities	(644,111)	(180,178)	(181,957)

CHANGE IN CASH AND CASH EQUIVALENTS	170,768	128,611	(90,956)

CASH AND CASH EQUIVALENTS:
Beginning of year	229,636	101,025	191,981

End of year	$400,404	$229,636	$101,025

See notes to consolidated financial statements, including Note 17 for supplemental cash flow information.
			(Concluded)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dollar Thrifty Automotive Group, Inc. (“DTG”) is the successor to Pentastar Transportation Group, Inc. Prior to December 23, 1997, DTG was a wholly owned subsidiary of Chrysler LLC (such entity or its successor entity, Chrysler Group LLC, as the context may require, and the relevant entity’s subsidiaries and members of its affiliated group are hereinafter referred to as “Chrysler”). On December 23, 1997, DTG completed an initial public offering of all its outstanding common stock owned by Chrysler together with additional shares issued by DTG.

The Company operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands.  Management makes business and operating decisions on an overall company basis.  Financial results are not available by brand.

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company of Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company of Thrifty Rent-A-Car System, Inc. National Advertising Committee (“Thrifty National Ad”) and Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  Thrifty National Ad was terminated effective January 1, 2008.  DTG Canada has a partnership agreement with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries.  RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereinafter as “Dollar”.  Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereinafter as “Thrifty”.  Intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business – The Company operates in the U.S. and Canada, and through its Dollar and Thrifty brands, is primarily engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores.  The Company also sells vehicle rental franchises worldwide and provides sales and marketing, reservations, data processing systems, insurance and other services to franchisees. RCFC and DTFC provide vehicle financing to the Company.

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

Cash and Cash Equivalents – Required Minimum Balance – In February 2009, the Company amended its Senior Secured Credit Facilities (hereinafter defined).  Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility (hereinafter defined) (Note 10).  Due to the minimum cash requirement covenant, the Company has separately identified the $100 million of cash on the face of the Consolidated Balance Sheet.

These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.  Interest earned on these funds is included in Cash and Cash Equivalents on the face of the Consolidated Balance Sheet.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements (Note 10).  A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing.  These funds are held in highly rated money market funds with investments primarily in government and corporate obligations, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $3.2 million, $8.9 million and $14.0 million, for 2009, 2008 and 2007, respectively, and remains in restricted cash and investments.

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, cash and cash equivalents - required minimum balance, restricted cash and investments, interest rate swaps, vehicle manufacturer receivables and trade receivables. The Company limits its exposure on cash and cash equivalents, cash and cash equivalents - required minimum balance and restricted cash and investments by investing in Aaa or P-1 rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions.  Receivables from vehicle manufacturers consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs.  The Company’s financial condition and results of operations could be adversely affected if one or more of its primary vehicle manufacturers were unable to meet their obligations to the Company.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

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

Revenue-Earning Vehicles and Related Vehicle Depreciation Expense – Revenue-earning vehicles are stated at cost, net of related discounts.  In 2009, the Company continued to increase the level of Non-Program Vehicles in its fleet and at December 31, 2009, Non-Program Vehicles accounted for approximately 95% of the total fleet.

For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle auction market. The Company evaluates estimated residual values periodically.  Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal shorter than the life used for depreciation purposes could result in a significant loss on sale.  For 2009, the average holding term for Non-Program Vehicles was approximately 18 to 20 months and for Program Vehicles was approximately six to seven months.

For Program Vehicles, the Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle.  In some cases, the sales proceeds are received directly from auctions, with any shortfall in value being paid by the vehicle manufacturer.

With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales comes directly from the manufacturer.  In either case, the Company bears the risk of collectibility on the receivable from the vehicle manufacturer.  The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.

Property and Equipment – Property and equipment are recorded at cost and are depreciated using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from ten to thirty years for buildings and improvements and three to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

Intangible Assets – Software is recorded at cost and amortized using the straight-line method primarily over five years. The remaining useful life of all intangible assets is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

Reacquired franchise rights, established upon reacquiring a previously franchised location, are not amortized as they have an indefinite life, rather they are tested annually for impairment (Note 8).

Website Development Costs – The Company capitalizes qualifying internal-use software development, including Website development, incurred subsequent to the completion of the preliminary project stage.  Development costs are amortized over the shorter of the expected useful life of the software or five years.  Costs related to planning, maintenance, and minor upgrades are expensed as incurred.

Goodwill – The excess of acquisition costs over the fair value of net assets acquired is recorded as goodwill. Goodwill is tested for impairment at least annually (Note 9).

Long–Lived Assets – The Company reviews the value of long-lived assets, including software and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows.

Accounts Payable – Book overdrafts of $20.5 million and $7.6 million, which represent outstanding checks not yet presented to the bank, are included in accounts payable at December 31, 2009 and 2008, respectively.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Derivative Instruments – The Company records all derivatives on the balance sheet as either assets or liabilities measured at their fair value, and changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. In 2005 and 2006, the Company entered into interest rate swap agreements, which do not qualify for hedge accounting treatment; therefore, the changes in the interest rate swap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of operations.  In May 2007, the Company entered into an interest rate swap agreement related to the 2007 Series notes (hereinafter defined) which constitutes a cash flow hedge and qualifies for hedge accounting treatment; therefore, changes in fair value are recorded in accumulated other comprehensive loss (Note 11).

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there have been no material differences in the timing of payments for each of the three years in the period ended December 31, 2009.  Because of less predictability, self-insured reserves for SLI are not discounted.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive loss.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $21.2 million, $29.5 million and $34.1 million, for 2009, 2008 and 2007, respectively.

Environmental Costs – The Company’s operations include the storage of gasoline in underground storage tanks at certain company-owned stores. Liabilities incurred in connection with the remediation of accidental fuel discharges are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Operating Leases –

Contingent Rent – The Company recognizes contingent rent expense associated with certain airport concession agreements monthly as incurred when the Company’s achievement of the annual targeted qualifying revenue is probable.

Scheduled Rent Increases - The Company recognizes scheduled rent increases on a straight-line basis over the remaining lease term.

Income Taxes – The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.  The Company has established a valuation allowance related to DTG Canada and a portion of the Company’s net operating losses for state tax purposes.  The Company evaluates its tax policies quarterly under ASC Topic 740, “Income Taxes” (“ASC Topic 740”) to identify uncertain tax positions.

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

Stock-Based Compensation – The Company uses the fair value-based method of accounting for stock-based compensation.  All performance share, restricted stock and stock option awards are accounted for using the fair value-based method for the 2009, 2008, and 2007 periods.  The Company issued common shares to its Board of Directors for attendance at Board of Director committee meetings in 2008 and 2007.  Payment for attendance at Board of Directors committee meetings was paid in cash in 2009. The fair value of these common shares is determined based on the closing market price of the Company’s common shares at the specific date on which the shares were earned and is recorded as a liability on the Company’s books until they are issued. In 2009 and 2008, the Company issued approximately 1,120,000 and 1,258,000 stock options at a weighted average grant-date fair value per share of $4.44 and $7.58, respectively. The Company did not issue stock options in 2007.

Subsequent Events – In preparing the accompanying consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2009 through the issuance of the financial statements.  The Company noted no reportable subsequent events.

New Accounting Standards –

In September 2006, the Financial Accounting Standards Board (“FASB”) defined fair value, issued a framework to account for measuring fair value, and expanded the related disclosure requirements.  The provisions are included in Accounting Standards Codification (“ASC”) topic 820, “Fair Value Measurements” and are effective for fiscal years beginning after November 15, 2007.  The Company adopted the fair value amendments as required on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are subject to delayed adoption until fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions related to nonfinancial assets and nonfinancial liabilities as required on January 1, 2009.  See Note 12 for the required disclosure.

In December 2007, the FASB issued new requirements for accounting for business combinations and noncontrolling interests.  The requirements are included in ASC topics 805, “Business Combinations” and 810, “Consolidation,” respectively, and are both effective for fiscal years beginning after December 15, 2008.  The provisions relating to business combinations require the acquirer to recognize assets and liabilities and any noncontrolling interest in the acquiree at the acquisition date at fair value and requires the acquirer in a step-acquisition to recognize the identifiable assets and liabilities at the full amounts of their fair value.  The noncontrolling interest provisions establish accounting and reporting standards for the noncontrolling interest in a subsidiary and the deconsolidation of a subsidiary and changes the layout of the consolidated income statement and classifies noncontrolling interests as equity in the consolidated balance sheet.  The Company adopted the provisions as required on January 1, 2009.  The provisions had no impact on the Company’s consolidated financial position or results of operations upon adoption and will be applied to any future acquisitions.

In March 2008, the FASB issued new requirements for disclosures related to derivative instruments and hedging activities, which are included in ASC topic 815, “Derivatives and Hedging” and are effective for fiscal years beginning after December 15, 2008.  The provision requires expanded disclosures related to an entity’s derivative instruments and hedging activities.  The Company adopted the provisions as required on January 1, 2009. See Note 11 for the required disclosure.

In May 2009, the FASB issued guidance related to subsequent events, which is included in ASC topic 855, “Subsequent Events” ("ASC Topic 855”) and are effective for interim periods ending after June 15, 2009.  In February 2010, the FASB amended ASC Topic 855 for clarification of disclosure requirements for subsequent events.  The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements.  In addition, the provisions identify the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events.  The Company adopted the provisions as required beginning with the period ended June 30, 2009.  See required disclosure above.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is effective for annual periods beginning after November 15, 2009.  ASU 2009-17 requires Company management to consider the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance when determining whether a variable interest entity should be consolidated.  The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010 and does not believe it will have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which is effective for interim periods ending after September 15, 2009 and is included in ASC topic 105, “Generally Accepted Accounting Principles.”  This establishes the FASB Accounting Standards CodificationTM as the only source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, with the exception of Statements of Financial Accounting Standards not yet included in the Codification.  The Company adopted the FASB ASC as required for the period ended September 30, 2009.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010 and will include the required disclosures in the first quarter 2010 Form 10-Q.

2.	PUBLIC STOCK OFFERING

On October 28, 2009, the Company entered into a terms agreement with certain underwriters to issue and sell 5,750,000 shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $19.25 per share. The Company also granted the underwriters an option to purchase up to an additional 862,500 shares of common stock. The sale was made pursuant to the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission. The sale of the initial shares closed on November 3, 2009, and the sale of the additional shares pursuant to the underwriters’ option to purchase additional shares closed on November 11, 2009.  The 6,612,500 shares issued resulted in $120.6 million of net proceeds to the Company after deducting underwriting discounts, commissions and expenses of the offering of $6.6 million. The Company intends to use the net proceeds from the offering for general corporate purposes.

3.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands, Except Share and Per Share Data)

Net income (loss)	$45,022	$(346,718)	$1,215

Basic EPS:
Weighted average common shares	22,687,077	21,375,589	22,580,298

Basic EPS	$1.98	$(16.22)	$0.05

Diluted EPS:
Weighted average common shares	22,687,077	21,375,589	22,580,298

Shares contingently issuable:
Stock options	762,673	-	168,075
Performance awards	255,775	-	283,161
Employee compensation shares deferred	105,402	-	414,518
Director compensation shares deferred	155,611	-	179,560

Shares applicable to diluted	23,966,538	21,375,589	23,625,612

Diluted EPS	$1.88	$(16.22)	$0.05

At December 31, 2009 and 2008, 356,970 and 1,049,778 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS, respectively. At December 31, 2007, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.

4.	RECEIVABLES

Receivables consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Trade accounts receivable	$76,288	$105,759
Other vehicle manufacturer receivables	24,907	109,859
Car sales receivable	5,677	17,717
Due from Chrysler	5,287	41,313
Other	16	116
	112,175	274,764
Less allowance for doubtful accounts	(7,530)	(13,199)

	$104,645	$261,565

Trade accounts receivable include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business.

Other vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and Non-Program Vehicle incentive programs, which are paid according to contract terms and are generally received within 60 days.  This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold.

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program and Non-Program Vehicles.

Due from Chrysler is comprised primarily of amounts due under various guaranteed residual, buyback, incentive and promotion programs, which are paid according to contract terms and are generally received within 60 days.  The Due from Chrysler balance varies based on fleet activity and timing of incentive and guaranteed depreciation payments.  This receivable does not include expected payments on Program Vehicles remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold.  As of December 31, 2009, there were approximately 400 vehicles at auction awaiting sale.

Allowance for doubtful accounts represents potentially uncollectible amounts owed to the Company from franchisees, tour operators, corporate account customers and others.  In 2009, the Company wrote off approximately $5.5 million due to one of the Company’s largest U.K. tour operator’s bankruptcy.

5.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Revenue-earning vehicles	$1,608,855	$2,358,573
Less accumulated depreciation	(380,218)	(412,494)

	$1,228,637	$1,946,079

On August 4, 2009, DTG and Chrysler executed a new vehicle supply agreement (the “New VSA”) covering vehicle purchases beginning with the 2010 model year through the 2012 model year.  Historically, Dollar and Thrifty had maintained U.S. vehicle supply agreements (the “VSA”) with Chrysler, which included a 75% minimum purchase requirement.  The New VSA replaces and supersedes the existing VSA, eliminating the 75% minimum purchase requirement and replacing it with a minimum fixed volume requirement per model year. Purchases of revenue-earning vehicles from Chrysler were $0.3 billion, $1.7 billion and $3.4 billion during 2009, 2008 and 2007, respectively.

Prior to 2009, vehicle acquisition terms provided for guaranteed residual values in the U.S. or buybacks in Canada on the majority of vehicles, under specified conditions. Guaranteed residual and buyback payments provide the Company sufficient proceeds on disposition of revenue-earning vehicles to realize the carrying value of these vehicles.  Additionally, the Company receives promotional payments under the VSA, incentives primarily related to the disposal of revenue-earning vehicles and interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs.  The aggregate amount of payments recognized from Chrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $181.6 million, $670.4 million and $771.5 million in 2009, 2008 and 2007, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and outstanding balances at year-end are included in Due from Chrysler within Receivables, net on the consolidated balance sheet.

Buyback payments received from the Canadian subsidiary of Chrysler were $38.2 million, $132.9 million and $133.1 million in 2009, 2008 and 2007, respectively, and outstanding balances at year-end are included in Due from Chrysler within Receivables, net on the consolidated balance sheet.

Additionally, the Company acquires both Program and Non-Program Vehicles from other manufacturers.  The aggregate amount of payments recognized from all manufacturers other than Chrysler for buyback or repurchase payments, guaranteed residual value program payments, interest reimbursement and other incentives, other than recovery costs, totaled $304.6 million, $251.1 million and $188.6 million in 2009, 2008 and 2007, respectively, of which a substantial portion of the payments relate to the manufacturers’ buyback programs, and are included in Other Vehicle Manufacturer Receivables within Receivables, net on the consolidated balance sheet.

Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $0.5 million, $1.2 million and $2.9 million for 2009, 2008 and 2007, respectively, and is included in vehicle depreciation and lease charges, net.

6.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

    Vehicle depreciation and lease charges include the following:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Depreciation of revenue-earning vehicles	$460,660	$539,024	$493,712
Net gains from disposal of revenue-earning vehicles	(35,086)	(774)	(18,745)
Rents paid for vehicles leased	518	1,156	2,886

	$426,092	$539,406	$477,853

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Land	$12,209	$12,135
Buildings and improvements	23,212	21,069
Furniture and equipment	94,919	93,008
Leasehold improvements	123,054	125,589
Construction in progress	9,453	7,759
	262,847	259,560
Less accumulated depreciation and amortization	(166,649)	(155,118)

	$96,198	$104,442

During 2009, the Company recorded a $1.6 million non-cash charge (pre-tax) related primarily to the impairment of assets at its company-owned stores.

During 2008 upon completion of its long-lived assets impairment testing under ASC Topic 360, “Property, Plant and Equipment”, the Company concluded that substantially all of the long-lived assets in its Canadian operation were impaired.  The Company recorded a $5.9 million non-cash charge (pre-tax) related to this impairment in 2008.

8.	INTANGIBLE ASSETS

	December 31,
	2009	2008
	(In Thousands)

Amortized intangible assets
Software	$82,227	$78,663
Less accumulated amortization	(56,156)	(48,885)

Total intangible assets	$26,071	$29,778

Intangible assets with finite useful lives are amortized over their respective useful lives.  The aggregate amortization expense recognized for intangible assets subject to amortization was $8.0 million, $7.4 million and $6.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated aggregate amortization expense for assets existing at December 31, 2009 for each of the next five years is as follows:  $7.0 million, $6.2 million, $5.0 million, $3.1 million and $1.7 million.

During 2009, the Company wrote off $1.0 million (pre-tax) of software no longer in use or considered impaired ($0.6 million after-tax).

Historically, when the Company acquired locations from franchisees, it established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights.  Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment.

In March 2008, based on the operating environment and in conjunction with reassessment of goodwill impairment (see discussion in Note 9 below), the Company reassessed its reacquired franchise rights for impairment.  Impairment testing under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC Topic 350”) also applies to reacquired franchise rights.  Based on the assessment at March 31, 2008, management concluded that reacquired franchise rights were impaired, and the Company recorded a $69.0 million non-cash charge (pre-tax) related to the impairment of the entire reacquired franchise rights ($48.5 million after-tax).  Additionally, in December 2008, the Company wrote off $10.7 million (pre-tax) of software related to the discontinuation of the Kiosk project announced during the fourth quarter of 2008 and other software no longer in use or considered impaired ($6.6 million after-tax).

During 2007, the Company wrote off $3.7 million (pre-tax) of software, of which $3.2 million was made obsolete by the Pros Fleet Management Software and $0.5 million related to software no longer in use ($2.2 million after-tax).

The $1.0 million, $79.7 million and $3.7 million of impairments in 2009, 2008 and 2007, respectively, are reflected in the goodwill and long-lived asset impairment line on the consolidated statements of operations.

9.	GOODWILL

Under ASC Topic 350, the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders’ equity.  As a result of the decline in the Company’s stock price during the first quarter of 2008, the Company’s total stockholders’ equity exceeded its equity market capitalization including applying a reasonable control premium.  The Company was required to place greater emphasis on the current stock price than on management’s long-range forecast in performing its impairment assessment.  Based on this evaluation, management concluded that the entire amount of goodwill was impaired and the Company recorded a $281.2 million non-cash charge (pre-tax) related to the impairment of goodwill ($223.5 million after-tax) during the first quarter of 2008, which represents the total accumulated impairment loss.  The Company had no goodwill on its balance sheet at December 31, 2009 or 2008.

10.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2009	2008
	(In Thousands)
Vehicle debt and other obligations
Asset backed medium term notes
2007 Series notes (matures July 2012)	$500,000	$500,000
2006 Series notes (matures May 2011)	600,000	600,000
2005 Series notes (matures June 2010)	400,000	400,000
	1,500,000	1,500,000
Discounts on asset backed medium term notes	(5)	(14)
Asset backed medium term notes, net of discount	1,499,995	1,499,986
Conduit Facility	-	215,000
Commercial paper (including draws on Liquidity Facility)	-	274,901
Other vehicle debt	-	233,698
Limited partner interest in limited partnership (Canadian fleet financing)	69,690	86,535
Total vehicle debt and other obligations	1,569,685	2,310,120

Non-vehicle debt
Term Loan	158,125	178,125
Total non-vehicle debt	158,125	178,125

Total debt and other obligations	$1,727,810	$2,488,245

Asset Backed Medium Term Notes are comprised of rental car asset backed medium term notes issued by RCFC in May 2007 (the “2007 Series notes”), March 2006 (the “2006 Series notes”) and April 2005 (the “2005 Series notes”).

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

Each of the asset backed medium term note programs have financial guarantee insurance underwritten by a monoline or bond insurer (“Monoline”), and each contains a minimum net worth condition and an interest coverage condition.  The 2005 Series notes, the 2006 Series notes and the 2007 Series notes are insured by Syncora Guarantee Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively. An event of bankruptcy involving a Monoline could trigger an early amortization of the Company’s obligations under the affected medium term notes, which would require a more rapid repayment of those notes, and could also (subject to certain conditions) result in cross-defaults under certain of the Company’s other financing agreements.

During an early amortization period, amortization is required at the earliest of (i) the sale of the vehicle financed under the affected medium term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of such medium term notes.

In 2009, the Company executed amendments to its asset backed medium term notes to operate a fleet comprised of 100% Non-Program Vehicles, while retaining the ability to purchase Program Vehicles at its discretion to meet seasonal demand and allow flexibility in its defleeting cycle. The Company further amended all series of its asset backed medium term notes to provide the Company with the flexibility to manage its inventory by allowing re-designation of vehicles from the 2005 Series notes to the 2006 Series notes and 2007 Series notes given the scheduled maturity of the 2005 Series notes.  In November 2009, the Company had fully utilized the $200 million re-designation capacity.  In relation to the amendments to the asset backed medium term notes, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s 2005 Series notes at any time prior to the occurrence of an event of bankruptcy or insolvency event with respect to Syncora Guarantee Inc. if, at any time, the aggregate amount of such letters of credit would exceed $24.4 million.

The Company believes that conditions in the asset backed medium term note market have improved during the last half of 2009. The Company intends to use a combination of cash on its balance sheet and new vehicle financing to replace its asset backed medium term notes upon their maturity or in the event of an early amortization.

The Company further amended all series of its asset backed medium term notes in order to add Chrysler and General Motors Company as eligible vehicle manufacturers under the indenture supplements.  The related indenture supplements were also amended to cure any and all conditions that may have been triggered as a result of the Chrysler bankruptcy and that could have constituted a “Manufacturer Event of Default” as defined in the indenture supplements.   In conjunction with this amendment, the Company amended its Senior Secured Credit Facilities under which letters of credit are issued as enhancement for the asset backed medium term notes.  Under the terms of this amendment, letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million.  This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit. The Company is in compliance with these conditions at December 31, 2009.

The asset backed medium term notes mature from 2010 through 2012 and are generally subject to repurchase by the Company on any payment date subject to a prepayment penalty.

Conduit Facility – In February 2009, the Company paid in full the outstanding balance of its Conduit Facility and terminated the facility in April 2009.

Commercial Paper and Liquidity Facility – In February 2009, the Company paid in full the outstanding balance of its Commercial Paper Program, including its related Liquidity Facility. The Company terminated the program in April 2009.

Other Vehicle Debt – In 2009, the Company paid in full the outstanding balance under its vehicle manufacturer line of credit and its remaining bank lines of credit.

Limited Partner Interest in Limited Partnership – DTG Canada has a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit (the “Limited Partner”). This transaction included the creation of a limited partnership (TCL Funding Limited Partnership, the “Partnership”). DTG Canada is the General Partner of the Partnership. The purpose of the Partnership is to facilitate financing of Canadian vehicles.  The Partnership Agreement of the Partnership expires on May 31, 2010.  Due to a 2009 amendment, the Limited Partner is committed to funding CAD$125.0 million (approximately US$118.9 million at December 31, 2009), which is funded through issuance and sale of notes in the Canadian commercial paper market.

This amendment also established a final reduction in January 2010 to CAD$100 million, which will remain in effect until the partnership agreement expires on May 31, 2010.  DTG Canada is working on a new financing facility to replace this facility prior to its maturity.

DTG Canada, as General Partner, is allocated the remainder of the Partnership net income after distribution of the income share of the Limited Partner.  The income share of the Limited Partner, which amounted to $1.4 million, $5.4 million and $7.8 million for the years ended December 31, 2009, 2008 and 2007, respectively, is included in interest expense. Due to the nature of the relationship between DTG Canada and the Partnership, the accounts of the Partnership are appropriately consolidated with the Company. The Partnership Agreement requires the maintenance of certain letters of credit and contains various restrictive covenants, including a tangible net worth covenant.  DTG Canada was in compliance with all such covenants and requirements at December 31, 2009.

Senior Secured Credit Facilities – On June 15, 2007, the Company entered into the senior secured credit facilities (as amended, the “Senior Secured Credit Facilities”) initially comprised of a $350.0 million revolving credit facility (the “Revolving Credit Facility”) and a $250.0 million term loan (the “Term Loan”).  However, throughout 2008, Company entered into three separate amendments to the Senior Secured Credit Facilities primarily to modify certain terms relating to the leverage ratio test.  In order to facilitate such amendments, the Company agreed to reductions in capacity on the Revolving Credit Facility to $340 million and paid the Term Loan down to $178.1 million.  The Senior Secured Credit Facilities contain certain other covenants, including annual limitations on non-vehicle capital expenditures, and a prohibition against cash dividends and share repurchases, and are collateralized by a first priority lien on substantially all material non-vehicle assets of the Company. The Term Loan bears interest at LIBOR plus 2.5% at December 31, 2009 and LIBOR plus 2.0% at December 31, 2008, which was 2.73% and 2.46% at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company is in compliance with all covenants.

In February 2009, the Company amended the Senior Secured Credit Facilities through the term in June 2013, replacing the leverage ratio test with two new covenants comprised of a minimum adjusted tangible net worth of $150 million and a minimum unrestricted cash and cash equivalents of $100 million.

In order to facilitate such amendments, the Company agreed to reductions in capacity on the Revolving Credit Facility to $231.3 million and paid the Term Loan down to $158.1 million.  Within the $100 million of unrestricted cash and cash equivalents, the Company must also maintain at least $60 million in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility.  Additionally, the Company agreed to a 50 basis point increase in the interest rate on its Term Loan and its letter of credit fee, executed liens in favor of the banks encumbering seven additional properties not previously encumbered as well as certain vehicles not pledged as collateral under another vehicle financing facility, and will be required to make minimum quarterly principal payments of $2.5 million per quarter beginning in March 2010.

The Revolving Credit Facility is restricted to use for letters of credit as no revolving credit borrowings are permitted under the amended facility.  The Revolving Credit Facility also contains sub-limits that limit the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations.  As of December 31, 2009, the Company was required to pay a 0.375% commitment fee on the unused available line, a 2.50% letter of credit fee on the aggregate amount of outstanding letters of credit and a 0.125% letter of credit issuance fee.  The Company had letters of credit of approximately $141.6 million and $312.8 million outstanding under the Revolving Credit Facility at December 31, 2009 and 2008, respectively.  Additionally, in connection with the amendment, the Company expensed approximately $1.0 million of unamortized deferred financing costs as a result of the extinguishment of debt in the first quarter of 2009.

Additionally, during 2009, the Company amended its Senior Secured Credit Facilities, whereby the Company may not increase the available amount of the letters of credit issued as enhancement for the Company’s 2005 Series notes at any time prior to the occurrence of an event of bankruptcy with respect to a Monoline under the 2005 Series notes if, at the time, the 2005 Series notes letter of credit amount is greater than $24.4 million or if the requested increase would cause the 2005 Series notes letter of credit amount to exceed that amount, and whereby letters of credit to be issued as enhancement for future fleet financing will be limited to a maximum of 7% of the initial face amount of each series of asset backed medium term notes issued, up to the existing sub-limit under the facility of $100 million.

This amendment does not apply to, nor have any impact on, the Company’s existing medium term notes and enhancement letters of credit.

During 2009, the Company paid $6.6 million in financing issue costs primarily related to various amendments of its asset backed medium term notes and Senior Secured Credit Facilities.

Expected maturities of debt and other obligations outstanding at December 31, 2009 are as follows:

	2010	2011	2012	2013	2014	Thereafter
	(In Thousands)

Asset backed medium term notes	$500,000	$500,000	$500,000	$-	$-	$-
Limited partner interest (CAD fleet financing)	69,690	-	-	-	-	-
Term Loan	10,000	10,000	10,000	128,125	-	-

Total	$579,690	$510,000	$510,000	$128,125	$-	$-

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related new asset backed medium term note issuance in 2005 through 2007, to effectively convert variable interest rates on a total of $1.4 billion in asset backed medium term notes to fixed interest rates.  These swaps have termination dates through July 2012.  The fair value of derivatives outstanding for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	December 31,		December 31,		December 31,		December 31,
	2009		2008		2009		2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Receivables	$-	Receivables	$-	Accrued liabilities	$40,639	Accrued liabilities	$56,069

Total derivatives designated as hedging instruments
		$-		$-		$40,639		$56,069

Derivatives not designated as hedging instruments

Interest rate contracts	Receivables	$16	Receivables	$63	Accrued liabilities	$34,732	Accrued liabilities	$63,564

Total derivatives not designated as hedging instruments
		$16		$63		$34,732		$63,564

Total derivatives		$16		$63		$75,371		$119,633

The interest rate swap agreements related to the asset backed medium term note issuances in 2005 and 2006 do not qualify for hedge accounting treatment.  The (gain) loss recognized in income on derivatives not designated as hedging instruments for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Years Ended
	December 31,
Derivatives Not Designated as Hedging Instruments	2009	2008

Interest rate contracts	$(28,848)	$36,114	Net (increase) decrease in fair value of derivatives

Total	$(28,848)	$36,114

The interest rate swap agreement entered into in May 2007 related to the 2007 asset backed medium term note issuance (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting.  Gains (losses) recognized on derivatives are initially recorded in other comprehensive income (loss) (“OCI”) and are reclassified into income (loss) as the hedge impacts interest expense.  The amount of gain (loss) recognized on derivatives in OCI and the amount of the gain (loss) reclassified from Accumulated OCI into income (loss) for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008

Years Ended
December 31,

Interest rate contracts	$8,662	$(20,973)	$(13,953)	$(6,415)	Interest expense, net of interest income

Total	$8,662	$(20,973)	$(13,953)	$(6,415)

At December 31, 2009, the Company’s interest rate contracts related to the 2007 Swap were effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $13.2 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

12.	FAIR VALUE MEASUREMENTS

Financial instruments are presented at fair value in the Company’s balance sheets. Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. These categories include (in descending order of priority): Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table shows assets and liabilities measured at fair value as of December 31, 2009 and December 31, 2008 on the Company’s balance sheet and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/09	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$16	$-	$16	$-
Derivative Liabilities	(75,371)	-	(75,371)	-
Marketable Securities (available for sale)	424	424	-	-
Deferred Compensation Plan Assets (a)	1,546	-	1,546	-

Total	$(73,385)	$424	$(73,809)	$-

(a)	The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/08	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$63	$-	$63	$-
Derivative Liabilities	(119,633)	-	(119,633)	-
Marketable Securities (available for sale)	348	348	-	-
Deferred Compensation Plan Assets (a)	352	-	352	-

Total	$(118,870)	$348	$(119,218)	$-

(a)
The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

Note:	Deferred Compensation Plan Liabilities, which were disclosed in the fair value disclosure table above in the Consolidated Financial Statements for the year ended December 31, 2008 have been excluded from the table and are disclosed in note (a) above.

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

Cash and Cash Equivalents, Cash and Cash Equivalents - Required Minimum Balance, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Vehicle Insurance Reserves – The carrying amounts of these items are a reasonable estimate of their fair value. The Company maintains its cash and cash equivalents in accounts that may not be federally insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Debt and Other Obligations – At December 31, 2009, the fair value of the asset backed medium term notes with fixed interest rates of $110.4 million was more than the carrying value of $110.0 million by approximately $0.4 million.  Additionally, the fair value of debt with variable interest rates of $1.5 billion was less than the carrying value of $1.6 billion by approximately $97.1 million.  The fair values of the asset backed medium term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes.  Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $147.1 million and $40.8 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus, its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral, which is the Canadian fleet.

13.	EMPLOYEE BENEFIT PLANS INCLUDING SHARE-BASED PAYMENT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. In 2007, the Company matched the employee’s contribution up to 6% of the employee’s eligible compensation in cash, subject to statutory limitations.  Effective February 22, 2008, the Company suspended its employer matching contribution through December 31, 2008. However, in 2009, the Company re-instituted its match of the employee’s contribution up to 2% of the employee’s eligible compensation in cash, subject to statutory limitations.

Contributions expensed by the Company totaled $1.8 million, $1.3 million and $5.4 million in 2009, 2008 and 2007, respectively.

Included in accrued liabilities at December 31, 2009 and 2008 is $2.8 million and $3.0 million, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.  The Company expensed $20.2 million, $20.6 million, and $23.1 million for self-insured health claims incurred in 2009, 2008 and 2007, respectively.

The Company has bonus plans for its executive and middle management based on Company performance. Expense related to these plans was $10.0 million in 2009.  For the years ended December 31, 2008 and 2007, the Company fell short of the stated performance objectives; consequently, no expense related to these plans was recorded.

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

Participants generally become fully vested in the Company contribution under both the deferred compensation and retirement plans after five years of service. Contributions to the deferred compensation and retirement plans are at the discretion of the Board of Directors based on the Company’s performance.  In 2008, the Company suspended the contributions to the deferred compensation plan, in conjunction with the suspension of the matching contributions in the Company’s 401(k) plan in 2008.  Likewise, the Company did not fund the retirement plan in 2008.  Expense related to these plans for contributions made by the Company totaled $2.1 million in 2007.  No expense related to these plans was recorded in 2008.

Effective January 1, 2009, the Company adopted a 2009 Deferred Compensation Plan wherein key executives will receive contributions equal to 15% of such executives’ current annual base compensation for the year ended December 31, 2009 and thereafter. Beginning in 2009, all Company contributions will be made into this plan.  Under this Plan, participants are immediately vested in the Company’s contributions.  Expense related to these plans for contributions made by the Company totaled $0.8 million in 2009.

The balance in the deferred compensation and retirement plans, which is reflected in accrued liabilities, was $1.5 million and $0.4 million as of December 31, 2009 and 2008, respectively.

Share-Based Payment Plans

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employee and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock.  The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and grants under the LTIP.  At December 31, 2009, the Company’s common stock authorized for issuance under the LTIP was 3,137,271 shares.  The Company has 442,711 shares available for future LTIP awards at December 31, 2009 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

The Company recognized compensation costs of $6.2 million, $3.9 million and $7.7 million during 2009, 2008 and 2007, respectively, related to LTIP awards.  The total income tax benefit recognized in the statements of operations for share-based compensation payments was $2.7 million, $1.6 million and $3.1 million for 2009, 2008 and 2007, respectively.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.  The exercise prices for non-qualified option rights are equal to the fair market value of the Company’s common stock at the date of grant, except for the initial grant, which was made at the initial public offering price. The non-qualified option rights have a term not exceeding ten years from the date of grant. The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.

The Company recognized $2.7 million and $1.0 million in compensation costs (included in the $6.2 million and $3.9 million discussed above) during 2009 and 2008, respectively, related to the 2009 and 2008 stock option awards.  No expense was recorded during 2007 because all previously issued stock options were fully vested at January 1, 2007.

The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant.  The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 and 2008 were as follows:

	2009	2008
Weighted-average expected life (in years)	5	5
Expected price volatility	80.24%	53.31%
Risk-free interest rate	2.36%	3.19%
Dividend payments	0	0

The weighted average grant-date fair value of options issued in 2009 and 2008 was $4.44 and $7.58, respectively.  The options issued in May 2009 vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  The options issued in October 2008 vest ratably over three years and the options issued in January 2008 vest at the end of three years.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining for the options at December 31, 2009 and 2008 was $3.0 million and $2.9 million, respectively.

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at December 31, 2006	527	$17.51	3.56	$14,804

Granted	-	-
Exercised	(62)	17.67
Canceled	-	-

Outstanding at December 31, 2007	465	17.49	2.63	2,883

Granted	1,258	7.58
Exercised	(3)	11.10
Canceled	(118)	18.44

Outstanding at December 31, 2008	1,602	9.65	7.05	122

Granted	1,120	4.44
Exercised	(137)	16.78
Canceled	(134)	15.43

Outstanding at December 31, 2009	2,451	$6.55	8.11	$46,702

Fully vested options at:
December 31, 2009	483	$8.41	5.70	$8,311
Options expected to vest at:
December 31, 2009	1,968	$6.10	9.01	$38,391

The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.6 million, $28,000, and $1.4 million, respectively.  Total cash received for non-qualified option rights exercised during 2009, 2008 and 2007 totaled $2.3 million, $30,000 and $1.1 million, respectively.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  Due to full utilization of the net operating losses in 2009, the Company realized $1.3 million in tax benefits from the options exercised.

The Company did not realize any tax benefits from option exercises during 2008 or 2007.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2009:

		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	846	8.75	$0.95	284	$0.95

$4.44 - $11.45	1,122	9.25	4.54	16	11.45

$13.98 - $24.38	483	4.34	21.02	183	19.75

$0.77 - $24.38	2,451	8.11	$6.55	483	$8.41

Performance Shares – Performance shares are granted to Company officers and certain key employees. No awards were granted in 2009.  The awards granted in 2008 and 2007 established a target number of shares that generally vest at the end of a three-year requisite service period following the grant-date.  The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period. Values of the performance shares earned will be recognized as compensation expense over the period the shares are earned.  The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.  The Company recognized compensation costs of $1.9 million, $2.8 million and $6.7 million in 2009, 2008 and 2007, respectively, for performance shares (included in the $6.2 million, $3.9 million and $7.7 million discussed above).

For the awards granted in 2008 and 2007, the expense related to performance shares is based on a market based condition for 50% of the target award and on defined performance indicators for the other 50% of the target award.  The grant-date fair value for the performance indicator portion of the award was based on the closing market price of the Company’s common shares at the date of grant.  The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the following assumptions: weighted-average expected life of awards of three years, volatility factor of 35.30% and risk-free rate of 2.32% for 2008, and weighted-average expected life of awards of three years, volatility factor of 28.10% and risk-free rate of 4.88% for 2007.

To arrive at the assumptions used to estimate the fair value of the Company’s market condition based performance shares, as noted above, the Company relies on observations of historical trends, actual results and anticipated future changes.  To determine expected volatility, the Company examines historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party.  In determining the expected term, the Company observes the actual terms of prior grants and the actual vesting schedule of the grant.  The risk-free interest rate is the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant.  The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes.

Performance shares earned are delivered based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis based on the current accounting accrual, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A.  Any performance share installments not earned at the end of the requisite service period are forfeited.  In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008 and the 2007 and 2008 grants of performance shares for terminated employees, net of forfeitures, totaling 64,000 shares vested, were settled through the issuance of common stock totaling approximately $2.5 million.

No shares were used for net settlement to offset taxes.  In January 2008, the 2005 grant of performance shares earned from January 1, 2005 through December 31, 2007, net of forfeitures, totaling 138,000 shares vested, were settled through the issuance of approximately 110,000 shares of common stock totaling approximately $4.0 million, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $1.0 million.  In January 2007, the 2004 grant of performance shares earned from January 1, 2004 through December 31, 2006, net of forfeitures, totaling approximately 230,000 shares vested, were settled through the issuance of approximately 202,000 shares of common stock totaling approximately $5.8 million, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $0.9 million.  Historically, substantially all of these shares were directed to the deferred compensation plan by the Company at the request and for the benefit of the employees.  In 2009 and 2008, substantially all of these shares were issued to the employees.

The following table presents the status of the Company’s nonvested performance shares for the periods indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2007	702	$35.67

Granted	152	55.94
Vested	(230)	28.89
Forfeited	(102)	35.34

Nonvested at December 31, 2007	522	44.69

Granted	162	25.21
Vested	(138)	37.47
Forfeited	(205)	38.00

Nonvested at December 31, 2008	341	41.93

Granted	-	-
Vested	(64)	46.36
Forfeited	(89)	46.05

Nonvested at December 31, 2009	188	$39.75

At December 31, 2009, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.3 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted-average period of 1.0 years.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during 2009, 2008 and 2007 was $0.1 million, $1.5 million and $9.5 million, respectively.  As of December 31, 2009, the intrinsic value of the nonvested performance shares was $4.8 million.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of the grant.  The Company recognizes compensation expense on a straight-line basis over the vesting period.

In January 2009, non-employee directors were granted 95,812 shares with a grant-date fair value of $1.23 and 56,910 shares that have the right to receive cash payments at the settlement date price, which vested on December 31, 2009.  In 2008, non-employee directors were granted 7,000 shares with a grant-date fair value of $11.58 and the right to receive cash payments representing 15,295 shares at the settlement date price, which vested on December 31, 2008.

In 2007, non-employee directors were granted 21,610 restricted stock units with a grant-date fair value of $46.90, which vested on December 31, 2007.  The Company recognized compensation costs of $1.6 million, $0.1 million and $1.0 million in 2009, 2008 and 2007, respectively, for restricted stock units.  In 2009, compensation costs included $1.5 million related to liability-based restricted stock units, based on director elections.  The Committee generally grants restricted stock units to non-employee directors.  These grants generally vest at the end of the fiscal year in which the grants were made.

In May 2008, an employee director was granted 13,550 shares that vest in equal installments over four years with a grant-date fair value of $13.98 per share and 50,000 shares in October 2008 that vest in equal installments over three years with a grant-date fair value of $0.97 per share.  The employee director was also granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  In 2009, an employee director was issued 20,053 restricted stock units that vested during the year.  At December 31, 2009, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.1 million, which will be recognized over the vesting period of the restricted stock.

The following table presents the status of the Company’s nonvested restricted stock units for the periods indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2007	-	$-

Granted	22	46.90
Vested	(22)	46.90
Forfeited	-	-

Nonvested at December 31, 2007	-	-

Granted	71	4.52
Vested	(7)	11.58
Forfeited	-	-

Nonvested at December 31, 2008	64	3.74

Granted	146	2.33
Vested	(116)	1.57
Forfeited	-	-

Nonvested at December 31, 2009	94	$4.24

14.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Current:
Federal	$4,867	$201	$2,979
State and local	13,417	989	124
Foreign	848	834	513
	19,132	2,024	3,616

Deferred:
Federal	19,365	(93,259)	3,287
State and local	(2,511)	(18,848)	4,690
	16,854	(112,107)	7,977

	$35,986	$(110,083)	$11,593

Deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
	(In Thousands)

Deferred tax assets:
Intangible asset amortization	$43,255	$56,827
Vehicle insurance reserves	38,741	39,689
Other accrued liabilities	32,790	30,752
Interest rate swap	30,707	49,277
AMT credit carryforward	17,670	16,966
Canadian NOL carryforwards	16,609	10,672
Other Canadian temporary differences	7,419	8,716
Federal and state NOL carryforwards	5,759	104,986
Allowance for doubtful accounts and notes receivable	2,768	1,886
Canadian depreciation	795	2,039
	196,513	321,810
Valuation allowance	(24,918)	(22,162)

Total	$171,595	$299,648

Deferred tax liabilities:
Depreciation	$332,991	$439,066
Other	1,527	521

Total	$334,518	$439,587

For the year ended December 31, 2009, the change in the net deferred tax liabilities constituted $16.9 million of deferred tax expense, $7.3 million of other comprehensive income that relates to the interest rate swap and foreign currency translation, and ($1.3 million) of tax benefit of equity compensation recognized as an increase to paid-in capital.

During 2009, the Company utilized all of the remaining federal net operating loss (“NOL”) and has no remaining federal NOL carryforwards at December 31, 2009.  The Company has net operating loss carryforwards available in certain states to offset future state taxable income. A valuation allowance of approximately $0.1 million and $0.7 million existed at December 31, 2009 and 2008, respectively, for state net operating losses.  At December 31, 2009, DTG Canada has net operating loss carryforwards of approximately $61.3 million available to offset future taxable income in Canada, which expire beginning in 2010 through 2029. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the
maximum U.S. statutory rate	$28,353	35.0%	$(159,880)	35.0%	$4,483	35.0%
Difference resulting from:
State and local taxes, net of
federal income tax benefit	7,007	8.6%	(12,117)	2.7%	3,130	24.4%
Foreign losses	1,111	1.4%	7,701	(1.7%)	3,617	28.2%
Foreign taxes	633	0.8%	588	(0.1%)	275	2.2%
Nondeductible impairment	-	0.0%	50,045	(11.0%)	-	0.0%
Other	(1,118)	(1.4%)	3,580	(0.8%)	88	0.7%

Total	$35,986	44.4%	$(110,083)	24.1%	$11,593	90.5%

The Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under ASC Topic 740, upon adoption or at December 31, 2009.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2009.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2006 and later are subject to examination by federal taxing authorities and the tax years 2005 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations.  No amounts were recognized for interest and penalties under ASC Topic 740 during the years ended December 31, 2009, 2008 and 2007.

Restatement Relating to 2008 Income Tax Benefit and Deferred Tax Liability

In late 2009, the Company’s management determined that the income tax benefit for 2008 was overstated by $6.3 million resulting from an error in calculating the tax benefit of the write-off of reacquired franchise rights.  During the first quarter of 2008, the Company wrote off approximately $69 million of reacquired franchise rights, all of which resulted from asset acquisitions except for $17 million from a stock acquisition. Reacquired franchise rights acquired in a stock acquisition are considered a permanent difference that does not create a tax benefit. Income tax benefit of approximately $110.1 million was decreased from the originally reported amount of $116.4 million and net loss of approximately $346.7 million was increased from the originally reporting amount of approximately $340.4 million.

Basic and diluted loss per share of $16.22, increased from the originally reported amount of $15.93 per share.  The deferred tax liability of approximately $139.9 million increased from approximately $133.6 million as originally reported and accumulated deficit of approximately $338.2 million increased from approximately $331.9 million as originally reported. This error is a book basis difference only and therefore had no cash impact in 2008 and will not impact cash taxes in future periods.

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Rent	$49,543	$51,535	$49,270
Concession expenses:
Minimum fees	101,938	94,678	87,416
Contingent fees	32,263	40,866	49,493
	183,744	187,079	186,179
Less sublease rental income	(785)	(1,078)	(1,011)

Total	$182,959	$186,001	$185,168

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2009 are presented in the following table:

	Company-Owned
	Stores	Operating
	Concession Fees	Leases	Total
	(In Thousands)

2010	$76,363	$41,477	$117,840
2011	65,104	33,960	99,064
2012	57,616	26,929	84,545
2013	49,422	20,886	70,308
2014	31,015	13,884	44,899
Thereafter	104,216	56,722	160,938
	383,736	193,858	577,594
Less sublease rental income	-	(623)	(623)

	$383,736	$193,235	$576,971

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims.  In 2007, the Company retained the risk of loss up to $4.0 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, plus a self-insured corridor of $1.0 million per occurrence for losses in excess of $4.0 million with an aggregate limit of $7.0 million for losses within this corridor.   In February 2008, the Company increased its retained risk of loss up to $5.0 million per occurrence and in February 2009, the Company further increased its retained risk of loss up to $7.5 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage.  The Company maintains insurance for losses above these levels.  The Company continues to retain the risk of loss on SLI policies sold to vehicle rental customers.

The Company records reserves for its vehicle liability exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year.  As a result of favorable overall claims loss development determined in 2009, the Company recorded insurance reserve adjustments of $9.4 million during 2009.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2009 and 2008, the public liability and property damage amounts have been discounted at 1.7% and 1.0% (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $2.0 million and $1.2 million at December 31, 2009 and 2008, respectively. SLI amounts are not discounted.  Estimated future payments of Vehicle Insurance Reserves as of December 31, 2009 are as follows (in thousands):

2010	$25,067
2011	16,713
2012	11,444
2013	7,031
2014	4,043
Thereafter	4,305
Aggregate undiscounted public liability and property damage	68,603
Effect of discounting	(2,039)
Public liability and property damage, net of discount	66,564
Supplemental liability insurance	42,020
Total vehicle insurance reserves	$108,584

Contingencies

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code, breach of contract, and violation of the Colorado Consumer Protection Act.  The Company intends to vigorously defend these matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

Other

The Company is party to a data processing services agreement which requires annual payments totaling approximately $21.5 million for 2010 and $20.9 million for 2011.  The Company also has a telecommunications contract which will require annual payments totaling $2.0 million for 2010 and 2011, and $1.1 million for 2012.  Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $1.0 million for 2010.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $5.5 million and $8.5 million at December 31, 2009 and 2008, respectively, which are primarily used to support its insurance programs and airport concession obligations in Canada.  The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids.  Non-performance of the obligation by the franchisee would trigger the obligation of the Company.  At December 31, 2009, there were no such guarantees on behalf of franchisees.

At December 31, 2009, the Company had outstanding vehicle purchase commitments of approximately $1.4 billion.

16.	BUSINESS SEGMENTS

The Company’s corporate operating structure is based on a functional structure and combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Consistent with this structure, management makes business and operating decisions on an overall company basis.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

Revenues:
United States	$ 1,466,508	$ 1,594,283	$ 1,646,420
Foreign countries	79,741	103,710	114,371

	$ 1,546,249	$ 1,697,993	$ 1,760,791

Long-lived assets:
United States	$ 94,606	$ 103,260	$ 115,654
Foreign countries	1,592	1,182	6,649

	$ 96,198	$ 104,442	$ 122,303

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

17.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for/(refund of):
Income taxes to (from) taxing authorities	$22,350	$(8,486)	$12,396
Interest	$96,569	$114,753	$128,779

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$33,704	$158,952	$121,846
Purchases of property, equipment and software included
in accounts payable	$2,914	$924	$4,632

Restatement of Cash Flow Statement Presentation Related to Purchases and Sales of Revenue-Earning Vehicles

The Company has restated its consolidated statement of cash flows for the years ended December 31, 2008 and 2007 to exclude the impact of sales of revenue-earning vehicles for which proceeds had not yet been received, as well as changes in certain vehicle-related incentives due from manufacturers, both of which were included in Receivables at the end of each period.  The Company has historically included changes in accounts receivable that arose from the sales of its revenue-earning vehicles and for incentives due from manufacturers’ vehicle purchases in its cash flows from operating activities.  These amounts were directly offset by corresponding amounts reported in proceeds from sales of revenue-earning vehicles and purchases of revenue-earning vehicles in the investing section of the statement of cash flows.

Upon further review, management has concluded that the appropriate presentation of sales of revenue-earning vehicles and incentives related to vehicle purchases for which cash has not been received is to exclude them from both the operating and investing sections of the cash flow statement, with supplemental disclosure of such amounts reported in the footnotes.  The impact of the restatement on amounts reported in the operating and investing sections of the cash flow statements are equal in amount and fully offset.  There is no impact on the Company’s previously reported results of operations or financial position and this restatement does not affect the Company’s previously reported disclosures relating to liquidity or its compliance with debt covenants.  As such, management has concluded that this restatement is not material to its previously issued financial statements.  A summary of the cash flow amounts affected by the restatement are as follows:

	Year Ended December 31, 2008
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$470,049	$37,106	$507,155

Net cash used in investing activities	(161,260)	(37,106)	(198,366)

CHANGE IN CASH AND CASH EQUIVALENTS	128,611	-	128,611

	Year Ended December 31, 2007
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$537,310	$19,009	$556,319

Net cash used in investing activities	(446,309)	(19,009)	(465,318)

CHANGE IN CASH AND CASH EQUIVALENTS	(90,956)	-	(90,956)

See Note 18 for the effect of this error on the three, six and nine month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively.

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2009 and 2008 follows:

Year Ended	First		Second	Third	Fourth	2009
December 31, 2009	Quarter		Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$362,422		$399,613	$438,892	$345,322	$1,546,249
Operating income	$10,535		$33,567	$67,766	$39,444	$151,312
Net income (loss)	$(8,940)		$12,404	$30,094	$11,464	$45,022
Earnings (loss) per share: (a)
Basic	$(0.42)		$0.58	$1.38	$0.44	$1.98
Diluted	$(0.42)		$0.55	$1.29	$0.42	$1.88

Year Ended	First		Second	Third	Fourth	2008
December 31, 2008	Quarter		Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$396,506		$445,730	$500,648	$355,109	$1,697,993
Operating income (loss)	$4,809		$19,918	$62,465	$(30,633)	$56,559
Net income (loss)	$(304,238)	(b)	$10,765	$18,933	$(72,178)	$(346,718)	(b)
Earnings (loss) per share: (a)
Basic	$(14.37)	(b)	$0.50	$0.88	$(3.36)	$(16.22)	(b)
Diluted	$(14.37)	(b)	$0.49	$0.87	$(3.36)	$(16.22)	(b)

(a)	The earnings (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels, market prices and share repurchases. Therefore, the sum of earnings per share information for each quarter may not equal the total year amounts.

(b)	See Note 14 for restatement of 2008 income tax benefit, which occurred in the first quarter and increased net loss by $6.3 million or $0.30 per share.

Operating income (loss) in the table above represents pre-tax income before interest, goodwill and long-lived asset impairment and (increase) decrease in fair value of derivatives.

During the second and fourth quarters of 2009, the Company recorded favorable changes in vehicle insurance reserve estimates of $3.8 million and $5.6 million, respectively, in conjunction with receiving actuarial updates on its vehicle insurance programs.  See Note 15 for further discussion.

In 2009, the majority relating to the fourth quarter, the Company wrote off $2.6 million (pre-tax) related primarily to the impairment of assets at its company-owned stores and for software no longer in use.

During the first quarter of 2008, based on a continued decline in the Company’s stock price, the Company recorded goodwill impairment of $281.2 million (pre-tax) and reacquired franchise rights impairment of $69.0 million (pre-tax) based on performing updated impairment analysis.

During the fourth quarter of 2008, due to continued deterioration in the operating environment, the Company performed impairment testing related to long-lived assets and wrote off $16.6 million (pre-tax) related to certain IT initiatives and substantially all of the long-lived assets in its Canadian operations.

Supplemental Quarterly Cash Flow Disclosures

The Company will restate its condensed consolidated statements of cash flows for the three, six and nine month periods ended March 31, 2009, June 30, 2009 and September 30, 2009, respectively, when it files its Forms 10-Q for the corresponding periods during 2010.  See Note 17 above for a discussion of the restatement.  The prospective restatements of 2009 amounts in 2010 quarterly periods will be as follows:

	Three Months Ended March 31, 2009 (unaudited)
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$241,698	$(94,321)	$147,377

Net cash provided by investing activities	262,826	94,321	357,147

CHANGE IN CASH AND CASH EQUIVALENTS	(136,635)	-	(136,635)

	Six Months Ended June 30, 2009 (unaudited)
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$394,367	$(134,853)	$259,514

Net cash provided by investing activities	188,987	134,853	323,840

CHANGE IN CASH AND CASH EQUIVALENTS	(67,128)	-	(67,128)

	Nine Months Ended September 30, 2009 (unaudited)
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$539,276	$(114,394)	$424,882

Net cash provided by investing activities	169,107	114,394	283,501

CHANGE IN CASH AND CASH EQUIVALENTS	(23,650)	-	(23,650)

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2009, 2008 AND 2007

	Balance at	Additions			Balance at
	Beginning	Charged to	Charged to		End of
	of Year	costs and	other	Deductions	Year
		expenses	accounts
	(In Thousands)

2009

Allowance for doubtful accounts	$13,199	$3,129	$-	$(8,798)	$7,530

Vehicle insurance reserves	$110,310	$43,356	$-	$(45,082)	$108,584

Valuation allowance for deferred
tax assets	$22,162	$2,756	$-	$-	$24,918

2008

Allowance for doubtful accounts	$5,991	$7,878	$-	$(670)	$13,199

Vehicle insurance reserves	$110,034	$55,535	$-	$(55,259)	$110,310

Valuation allowance for deferred
tax assets	$23,186	$(1,024)	$-	$-	$22,162

2007

Allowance for doubtful accounts	$9,961	$1,022	$-	$(4,992)	$5,991

Vehicle insurance reserves	$103,921	$51,794	$-	$(45,681)	$110,034

Valuation allowance for deferred
tax assets	$18,572	$4,614	$-	$-	$23,186

The “deductions” column of allowance for doubtful accounts represents write-offs of fully reserved franchisee accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP has issued its report with respect to the Company’s internal control over financial reporting, which appears below under “Attestation Report of the Registered Public Accounting Firm”.

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

We have audited the internal control over financial reporting of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 4, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP
Tulsa, Oklahoma
March 4, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors - Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2009 with respect to the Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	2,450,397	$6.55	442,711

Equity compensation plans not
approved by security holders	None	None	None

Total	2,450,397	$6.55	442,711	(1)

(1)	At December 31, 2009, total common stock authorized for issuance was 3,137,271 shares, which included 2,450,397 unexercised option rights and 244,163 Performance Shares, assuming a maximum payout for all nonvested Performance
Shares. The Performance Shares ultimately issued will likely be less (refer to Item 8 - Note 13 of Notes to Consolidated
Financial Statements). The remaining common stock available for future issuance at December 31, 2009 is 442,711 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the caption “Independence, Meetings, Committees and Compensation of the Board of Directors - Independence” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2009, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules.  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2009, 2008 and 2007 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data.  All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

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

4.46
Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.64
Amendment No. 3 to Note Purchase Agreement dated as of April 16, 2002 among Rental Car Finance Corp., DTG, the Conduit Purchasers parties thereto, the Committed Purchasers parties thereto, the Managing Agents parties thereto, and Bank One, NA, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.66
Amended and Restated Collateral Assignment of Exchange Agreement dated as of April 16, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.70
Amended and Restated Collateral Assignment of Exchange Agreement dated as of June 4, 2002 by and among Rental Car Finance Corp., Dollar, Thrifty, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2002, filed August 13, 2002, Commission File No. 1-13647*

4.117
Amendment and Assignment Agreement dated as of April 1, 2004 among DTG, DTG Operations, Inc., formerly known as Dollar Rent A Car Systems, Inc., Thrifty, Various Financial Institutions named therein, Credit Suisse First Boston, The Bank of Nova Scotia and Dresdner Bank AG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

4.140
Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141
Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143
Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.147
Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 29, 2006, Commission No. 1-13647*

4.153
Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.156
Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.158
Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.163
Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.168
Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.169
Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.170
Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.171
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.172
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.173
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.175
Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 2007, Commission File No. 1-13647*

4.176
Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.178
Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.181
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2004-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.182
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2005-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.183
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.184
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.187
Extension Agreement dated as of June 19, 2007 among Dollar Thrifty Funding Corp., certain financial institutions, as the Liquidity Lenders, Credit Suisse and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.190
Amendment No. 1 dated as of June 19, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed June 27, 2007, Commission File No. 1-13647*

4.191
Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.192
Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.198
Amendment No. 2 dated as of May 8, 2008 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group II) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.199
Master Consent Agreement dated as of May 8, 2008 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Dollar Thrifty Funding Corp., Deutsche Bank Trust Company Americas, Deutsche Bank AG, New York Branch, JPMorgan Chase Bank, N.A., The Bank of Nova Scotia, Credit Suisse, acting through its New York Branch, Bank of Montreal, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, Comerica Bank, Credit Industriel et Commercial and Wells Fargo Bank, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 14, 2008, Commission File No. 1-13647*

4.202
Amendment No. 2 to Series 2005-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.203
Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.204
Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.205
Amendment No. 3 to Series 2005-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.206
Amendment No. 4 to Series 2006-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.207
Amendment No. 2 to Series 2007-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.208
Amendment No. 1 to Amended And Restated Master Motor Vehicle Lease And Servicing Agreement (Group III), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc. as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc. as Guarantor and Master Servicer, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.209
Amendment No.2 to Amended And Restated Master Motor Vehicle Lease And Servicing Agreement (Group IV), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.210
Amendment No. 1, dated as of June 2, 2009 to the Second Amended and Restated Master Collateral Agency Agreement (the “Master Collateral Agreement”), dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as Master Collateral Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.211
Letter Agreement, dated as of June 2, 2009, among Dollar Thrifty Automotive Group, Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, relating to Amendment No. 1 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.212
Amendment No. 4 to Series 2005-1 Supplement dated as of August 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

4.213
Amendment No. 5 to Series 2006-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

4.214
Amendment No. 3 to Series 2007-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

10.8	Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661†*
10.10	Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661†*

10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999†*
10.30
Vehicle Supply Agreement dated as of October 31, 2002 between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2002, filed March 18, 2003, Commission File No. 1-13647*

10.36
Letter agreement dated as of July 16, 2004 amending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2004, filed August 6, 2004, Commission File No. 1-13647*

10.38
Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647†*

10.39
Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004, Commission File No. 1-13647†*

10.40
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647†*

10.41
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 8, 2004, Commission File No. 1-13647†*

10.54
Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of March 23, 2005 and Adopted by Shareholders on May 20, 2005, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647†*

10.58
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Thomas P. Capo, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.59
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Maryann N. Keller, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.60
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward C. Lumley, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.61
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John C. Pope, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647*

10.67
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and R. Scott Anderson, Senior Executive Vice President, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647†*

10.70
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Vicki J. Vaniman, Executive Vice President and General Counsel, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647†*

10.71
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Pamela S. Peck, Vice President and Treasurer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 25, 2005, Commission File No. 1-13647†*

10.78
Letter agreement effective as of September 15, 2005 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed September 20, 2005, Commission File No. 1-13647*

10.82
Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG's Form 8-K, filed December 8, 2005, Commission File No. 1-13647*

10.97
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective February 1, 2006 regarding the amendment and restatement of Appendix C to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, with Appendix C attached, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647†*

10.98
First Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan effective as of February 1, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647†*

10.100
Form of Performance Share Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 7, 2006, Commission File No. 1-13647†*

10.106
Indemnification Agreement dated as of March 22, 2006 between Dollar Thrifty Automotive Group, Inc. and Richard W. Neu, non-employee director, filed as the same numbered exhibit with DTG’s Form 8-K, filed March 27, 2006, Commission File No. 1-13647*

10.107
Roth 401(k) Amendment effective as of March 1, 2006 for the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2006, filed May 5, 2006, Commission File No. 1-13647†*

10.119
Mandatory Retirement Policy approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on July 26, 2006, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 1, 2006, Commission File No. 1-13647†*

10.122
Letter agreement effective as of September 8, 2006 extending the Vehicle Supply Agreement between DaimlerChrysler Motors Company, LLC and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 14, 2006, Commission File No. 1-13647*

10.123
Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2006, filed November 8, 2006, Commission File No. 1-13647*

10.125
Form of Performance Shares Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647†*

10.128
Second Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on February 1, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2007, Commission File No. 1-13647†*

10.143
Credit Agreement dated as of June 15, 2007 among Dollar Thrifty Automotive Group, as the borrower, various financial institutions as are or may become parties thereto, Deutsche Bank Trust Company Americas, as the administrative agent, The Bank of Nova Scotia, as the syndication agent, and Deutsche Bank Securities Inc. and The Bank of Nova Scotia as the joint lead arrangers and joint bookrunners, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

10.159	Form of Performance Unit Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647†*
10.160	Form of Stock Option Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 6, 2008, Commission File No. 1-13647†*

10.177
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.178
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.179
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.180
Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.181
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.182
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 27, 2007 executed by Maryann N. Keller, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.183
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 28, 2007 executed by Edward C. Lumley, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.184
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.185
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 20, 2007 executed by John C. Pope, filed as the same numbered exhibit with DTG’s Form 10-K for fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.188
Indemnification Agreement dated as of April 8, 2008 between Dollar Thrifty Automotive Group, Inc. and Kimberly D. Paul, Vice President and Chief Accounting Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2008, Commission File No. 1-13647†*

10.190	Third Amendment to Amended and Restated Long-Term Incentive Plan and Director Equity Plan, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 21, 2008, Commission File No. 1-13647†*
10.191
Indemnification Agreement dated as of May 23, 2008 between Dollar Thrifty Automotive Group, Inc. and Scott L. Thompson, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 28, 2008, Commission File No. 1-13647†*

10.192
First Amendment to Credit Agreement dated as of July 9, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 10, 2008, Commission File No. 1-13647*

10.200
Second Amendment to Credit Agreement dated as of September 29, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 30, 2008, Commission File No. 1-13647*

10.201
Dollar Thrifty Automotive Group, Inc. 2008/2009 Executive Retention Bonus Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2008, filed November 5, 2008, Commission File No. 1-13647†*

10.203
Third Amendment to Credit Agreement dated, as of November 17, 2008 and effective as of November 24, 2008, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed November 24, 2008, Commission File No. 1-13647*

10.204
Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647†*

10.205
Employment Continuation Agreement dated December 9, 2008 between the Company and Scott L. Thompson, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647†*

10.206
Fourth Amendment to Credit Agreement dated as of February 4, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 10, 2009, Commission File No. 1-13647*

10.207
Fifth Amendment to Credit Agreement dated as of February 25, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 25, 2009, Commission File No. 1-13647*

10.210
Umbrella 409A Amendment for Performance Shares effective December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.211
Amended and Restated Deferred Compensation Plan dated December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.212
Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (As Amended and Restated Effective December 9, 2008), filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.213
Amended and Restated Retirement Plan effective as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.214
2009 Deferred Compensation Plan effective January 1, 2009, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.215
Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2009 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.216
Vehicle Policy for Directors Restated effective January 29, 2009, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.217
Form of Indemnification Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.218
Vehicle Supply Agreement dated as of February 9, 2009 between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment), filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

10.219
First Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan effective as of March 31, 2009, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009, Commission File No. 1-13647†*

10.220
Dollar Thrifty Automotive Group, Inc. 2009 Executive Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009, Commission File No. 1-13647†*

10.221
Second Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan, effective March 16, 2009, filed as the same numbered exhibit with DTG’s Form 8-K filed May 20, 2009, Commission File No. 1-13647†*

10.222
Letter Agreement, dated as of June 2, 2009, between Dollar Thrifty Automotive Group, Inc., and Deutsche Bank Trust Company Americas, as letter of credit Issuer, relating to the Credit Agreement, dated as of June 15, 2007, filed as the same numbered exhibit with DTG’s Form 8-K filed June 8, 2009, Commission File No. 1-13647*

10.223
Sixth Amendment to Credit Agreement, dated as of June 25, 2009 and effective as of June 26, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K filed June 30, 2009, Commission File No. 1-13647*

10.224
Form of Restricted Stock Unit Grant Agreement Between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009, Commission File No. 1-13647†*

10.225
First Amendment effective as of July 22, 2009, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment) , filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009, Commission File No. 1-13647*

10.226
Seventh Amendment to Credit Agreement, dated as of August 7, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 11, 2009, Commission File No. 1-13647*

10.227
Vehicle Supply Agreement dated as of August 4, 2009 between Chrysler Group LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2009, filed October 26, 2009, Commission File No. 1-13647*

10.228
Vehicle Purchase Agreement dated December 15, 2009 between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)**

10.229	Form of Director's Deferred Compensation Election between the Company and the applicable director†**
10.230	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2010 Until Further Modified†**
10.231	Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director†**
10.232	Dollar Thrifty Automotive Group, Inc. 2010 Executive Incentive Compensation Plan†**
10.233
Second Amendment effective as of February 24, 2010, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment)**

21	Subsidiaries of DTG**
23.40
Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2008, filed June 24, 2009, Commission File No. 1-13647*

23.41
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027**

31.63	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.64	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.63	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.64	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

__________

†           Denotes management contact or compensatory plan
*           Incorporated by reference
**           Filed herewith

(b)          Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           March 4, 2010                                           DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ SCOTT L. THOMPSON
Name:	Scott L. Thompson
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SCOTT L. THOMPSON Scott L. Thompson	Chief Executive Officer, President and Director	March 4, 2010
/s/ H. CLIFFORD BUSTER III H. Clifford Buster III	Chief Financial Officer, Senior Executive Vice President and Principal Financial Officer	March 4, 2010
/s/ KIMBERLY D. PAUL Kimberly D. Paul	Chief Accounting Officer, Vice President and Principal Accounting Officer	March 4, 2010
/s/ THOMAS P. CAPO Thomas P. Capo	Director and Chairman of the Board	March 4, 2010
/s/ MARYANN N. KELLER Maryann N. Keller	Director	March 4, 2010
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	March 4, 2010
/s/ RICHARD W. NEU Richard W. Neu	Director	March 4, 2010
/s/ JOHN C. POPE John C. Pope	Director	March 4, 2010

INDEX TO EXHIBITS

Exhibit Number                                                      Description

10.228
Vehicle Purchase Agreement dated December 15, 2009 between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.229	Form of Directors Deferred Compensation Election between the Company and its applicable directors
10.230	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2010 Until Further Modified
10.231	Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director
10.232	Dollar Thrifty Automotive Group, Inc. 2010 Executive Incentive Compensation Plan
10.233
Second Amendment effective as of February 24, 2010, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

21	Subsidiaries of DTG
23.41
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027

31.63	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.64	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.63	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.64	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002