Form 10-Q
period 2010-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2010-05-05
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X        No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes____     No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer              Accelerated filer     X          Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes              No   X

The number of shares outstanding of the registrant’s Common Stock as of April 30, 2010 was 28,644,652.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	35

ITEM 1A.	RISK FACTORS	36

ITEM 6.	EXHIBITS	37

SIGNATURES	38

INDEX TO EXHIBITS	39

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2010” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact of our pending acquisition by Hertz Global Holdings, Inc. (“Hertz”) or developments relating to the proposed transaction, including, among other things, diversion of management’s attention from day-to-day operations, a loss of key personnel, disruption of our operations, an inability to obtain regulatory and stockholder approvals on the terms and schedule contemplated, and the impact of pending or future litigation relating to the proposed transaction;

•
the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial and credit markets and concerns about global economic prospects and the timing and strength of a recovery, and whether consumer confidence and spending levels will continue to improve;

•	whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stimulate economic growth will be successful;
•	the impact of pricing and other actions by competitors, particularly as they increase fleet sizes in anticipation of seasonal activity;
•
our ability to manage our fleet mix to match demand and meet our target for vehicle depreciation costs, particularly in light of the significant increase in the level of risk vehicles (i.e., those vehicles not acquired through a guaranteed residual value program) in our fleet and our exposure to the used vehicle market;

•
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our ability to reduce our fleet capacity as and when projected by our plans;

•	whether efforts to revitalize the U.S. automotive industry are successful, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers;
•	the effectiveness of actions we take to manage costs and liquidity and whether further reductions in the scope of our operations will be necessary in light of the economic environment;
•	our ability to obtain cost-effective financing as needed (including replacement of asset backed notes and other indebtedness as it comes due) without unduly restricting operational flexibility;
•
our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of any required amendments or waivers, such as potential reductions in lender commitments;

•
our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for our asset backed financing structures, including our ability to obtain any necessary waivers or consents with respect to recent developments involving Ambac;

•
the potential for significant cash tax payments in 2010 as a result of the reduction in our fleet size and the resulting impact of our inability to defer gains on the disposition of our vehicles under our like-kind exchange program;

•	airline travel patterns, including disruptions or reductions in air travel resulting from airline bankruptcies, industry consolidation, capacity reductions and pricing actions or other events;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed;
•	volatility in gasoline prices;
•	access to reservation distribution channels;
•	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
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

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2010, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
May 5, 2010

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,
	(Unaudited)

	2010	2009
REVENUES:
Vehicle rentals	$332,484	$345,313
Other	15,846	17,109
Total revenues	348,330	362,422

COSTS AND EXPENSES:
Direct vehicle and operating	179,858	185,016
Vehicle depreciation and lease charges, net	59,034	119,984
Selling, general and administrative	48,350	46,887
Interest expense, net of interest income of $231 and $3,334	21,408	26,154
Long-lived asset impairment	-	261
Total costs and expenses	308,650	378,302

Increase in fair value of derivatives	(7,370)	(5,045)

INCOME (LOSS) BEFORE INCOME TAXES	47,050	(10,835)

INCOME TAX EXPENSE (BENEFIT)	19,758	(1,895)

NET INCOME (LOSS)	$27,292	$(8,940)

BASIC INCOME (LOSS) PER SHARE	$0.96	$(0.42)

DILUTED INCOME (LOSS) PER SHARE	$0.91	$(0.42)

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$352,074	$400,404
Cash and cash equivalents-required minimum balance	100,000	100,000
Restricted cash and investments	146,507	622,540
Receivables, net	116,191	104,645
Prepaid expenses and other assets	71,268	63,377
Revenue-earning vehicles, net	1,565,479	1,228,637
Property and equipment, net	93,966	96,198
Income taxes receivable	-	4,065
Intangible assets, net	25,394	26,071

Total assets	$2,470,879	$2,645,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$49,061	$48,366
Accrued liabilities	190,375	204,340
Income taxes payable	5,749	-
Deferred income tax liability	170,493	162,923
Vehicle insurance reserves	109,258	108,584
Debt and other obligations	1,522,833	1,727,810
Total liabilities	2,047,769	2,252,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,055,205 and 34,951,351 issued, respectively, and
28,629,652 and 28,536,445 outstanding, respectively	350	349
Additional capital	934,022	932,693
Accumulated deficit	(265,893)	(293,185)
Accumulated other comprehensive loss	(17,473)	(18,374)
Treasury stock, at cost (6,425,553 and 6,414,906 shares, respectively)	(227,896)	(227,569)
Total stockholders' equity	423,110	393,914

Total liabilities and stockholders' equity	$2,470,879	$2,645,937

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,292	$(8,940)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	84,689	119,662
Non-vehicle depreciation	4,813	5,340
Net (gains) losses from disposition of revenue-earning vehicles	(25,673)	149
Amortization	1,832	1,998
Performance share incentive, stock option and restricted stock plans	684	1,118
Interest income earned on restricted cash and investments	(137)	(1,551)
Long-lived asset impairment	-	261
Provision for (recovery of) losses on receivables	(406)	1,340
Deferred income taxes	7,361	(11,795)
Change in fair value of derivatives	(7,370)	(5,045)
Change in assets and liabilities:
Income taxes payable/receivable	9,814	4,957
Receivables	4,882	13,399
Prepaid expenses and other assets	(5,513)	2,161
Accounts payable	2,981	786
Accrued liabilities	(6,856)	25,924
Vehicle insurance reserves	674	(1,684)
Other	654	(703)

Net cash provided by operating activities	99,721	147,377

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(610,614)	(230,386)
Proceeds from sales	198,719	665,427
Change in cash and cash equivalents - required minimum balance	-	(100,000)
Net change in restricted cash and investments	476,170	23,878
Property, equipment and software:
Purchases	(6,337)	(1,764)
Proceeds from sales	461	-
Acquisition of businesses, net of cash acquired	-	(8)

Net cash provided by investing activities	58,399	357,147

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	2,513	619
Payments of vehicle debt and other obligations	(204,993)	(617,370)
Payments of non-vehicle debt	(2,500)	(20,000)
Issuance of common shares	1,320	1
Excess tax benefit on share-based awards	(327)	-
Financing issue costs	(2,463)	(4,409)

Net cash used in financing activities	(206,450)	(641,159)

CHANGE IN CASH AND CASH EQUIVALENTS	(48,330)	(136,635)

CASH AND CASH EQUIVALENTS:
Beginning of period	400,404	229,636

End of period	$352,074	$93,001

See notes to condensed consolidated financial statements, including Note 14 for supplemental cash flow information.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries.  DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp.  Thrifty, Inc. is the parent company of Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  The term the “Company” is used to refer to DTG and its subsidiaries, individually or collectively, as the context may require.

The accounting policies set forth in Item 8 - Note 1 of notes to the consolidated financial statements contained in DTG’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 4, 2010, have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm.  The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the Company’s opinion, it made all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.  Results for interim periods are not necessarily indicative of results for a full year.

2.	CASH AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Cash and Cash Equivalents - Required Minimum Balance – In 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”).  Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility (each as hereinafter defined).  Due to the minimum cash requirement covenant, the Company is required to separately identify the $100 million of cash on the face of the Condensed Consolidated Balance Sheet.  These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset backed note indenture and other agreements.  A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing.  As permitted by the indenture, these funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.  Restricted cash and investments are excluded from Cash and Cash Equivalents.

3.	SHARE-BASED PAYMENT PLANS

Long-Term Incentive Plan

At March 31, 2010, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 3,015,617 shares.  The Company has 460,636 shares available for future LTIP awards at March 31, 2010 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $0.7 million and $1.1 million during the three months ended March 31, 2010 and 2009, respectively, for such awards.  The total income tax benefit recognized in the statements of operations for share-based compensation payments was $0.3 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.4 million and $0.9 million in compensation costs (included in the $0.7 million and $1.1 million discussed above, respectively) for the three months ended March 31, 2010 and 2009, respectively.  No awards were granted in 2010.  The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant.  The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows: weighted-average expected life of the awards of five years, volatility factor of 80.24%, risk-free rate of 2.36% and no dividend payments.  The weighted average grant-date fair value of these options was $2.97.  The options vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at March 31, 2010 and 2009 for the options is $2.5 million and $1.8 million, respectively.

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2010:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2010	2,451	$6.55	8.11	$46,702

Granted	-	-
Exercised	(71)	18.66
Canceled	-	-

Outstanding at March 31, 2010	2,380	$6.19	8.09	$61,725

Fully vested options at:
March 31, 2010	412	$6.66	6.32	$10,509
Outstanding Options at March 31, 2010
expected to vest	1,968	$6.10	8.76	$51,216

The total intrinsic value of options exercised during the three months ended March 31, 2010 was $0.6 million.  Total cash received for non-qualified option rights exercised during the three months ended March 31, 2010 totaled $1.3 million.  No options were exercised during the three months ended March 31, 2009.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The Company realized $0.2 million in tax benefits from the options exercised during the three months ended March 31, 2010.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	843	8.54	$0.95	281	$0.95

$4.44 - $11.45	1,121	9.01	4.54	16	11.45

$13.98 - $24.38	416	4.69	21.26	115	19.87

$0.77 - $24.38	2,380	8.09	$6.19	412	$6.66

Performance Shares – Performance shares are granted to Company officers and certain key employees. The Company recognized $0.2 million and $0.1 million in compensation costs (included in the $0.7 million and $1.1 million discussed above, respectively) for the three months ended March 31, 2010 and 2009, respectively.  No performance shares have been granted in 2010 or 2009.  The awards granted in 2008 established a target number of shares that generally vest at the end of a three-year requisite service period following the grant-date.

In March 2010, the 2007 grant of performance shares earned from January 1, 2007 through December 31, 2009, net of forfeitures, net of approximately 11,000 shares withheld for the payment of taxes owed by the recipient, totaling approximately 22,000 shares vested were settled through the issuance of common stock totaling approximately $1.5 million.  The Company paid taxes on behalf of the recipients and designated the shares withheld as treasury shares.  In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008, net of forfeitures, totaling approximately 61,000 shares vested and approximately 3,000 shares vested under the 2007 grant of performance shares for certain participants pursuant to separation or retirement arrangement were settled through the issuance of common stock totaling approximately $0.1 million.  The number of performance shares ultimately earned will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years, which is considered the performance period.

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2010 and any changes during the three months ended March 31, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	188	$39.75
Granted	-	-
Vested	(33)	56.60
Forfeited	(57)	56.60
Nonvested at March 31, 2010	98	$24.39

At March 31, 2010, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.2 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted average period of 0.75 years.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2010 and 2009 was $1.0 million and $0.1 million, respectively. The maximum amount for which performance shares may be granted under the LTIP during any year to any participant is 160,000 common shares.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The Company recognized $0.1 million in compensation costs (included in the $0.7 million and $1.1 million discussed above), in each of the three months ended March 31, 2010 and 2009.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  In January 2010, non-employee directors were granted 17,800 shares with a grant-date fair value of $25.28 per share that fully vest on December 31, 2010. In January 2009, non-employee directors were granted 95,812 shares with a grant-date fair value of $1.23 per share and 56,910 shares that had the right to receive cash payments at the settlement date price.  The grants fully vested on December 31, 2009.  An employee director was also granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share, that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  At March 31, 2010, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.5 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of March 31, 2010 and any changes during the three months ended March 31, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	94	$4.24
Granted	18	25.28
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2010	112	$7.62

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months
	Ended March 31,

	2010	2009

Depreciation of revenue-earning vehicles	$84,689	$119,662
Net (gains) losses from disposal of revenue-earning vehicles	(25,673)	149
Rents paid for vehicles leased	18	173

	$59,034	$119,984

5.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options.  In computing diluted earnings per share, the Company utilizes the treasury stock method.  Because the Company incurred a loss from continuing operations in the first quarter of 2009, outstanding stock options, performance awards and employee and director compensation shares deferred are anti-dilutive.  Accordingly, basic and diluted weighted average shares outstanding are equal for the quarterly period ended March 31, 2009.

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown in the following table (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2010	2009

Net income (loss)	$27,292	$(8,940)

Basic EPS:
Weighted-average common shares	28,522,616	21,483,042

Basic EPS	$0.96	$(0.42)

Diluted EPS:
Weighted-average common shares	28,522,616	21,483,042

Shares contingently issuable:
Stock options	1,150,858	-
Performance awards	86,091	-
Employee compensation shares deferred	49,774	-
Director compensation shares deferred	217,462	-

Shares applicable to diluted	30,026,801	21,483,042

Diluted EPS	$0.91	$(0.42)

For the three months ended March 31, 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

For the three months ended March 31, 2009, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 828,278.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Trade accounts receivable and other	$70,400	$76,304
Vehicle manufacturer receivables	40,313	30,194
Car sales receivable	12,557	5,677
	123,270	112,175
Less: Allowance for doubtful accounts	(7,079)	(7,530)
	$116,191	$104,645

Trade accounts receivable and other include primarily amounts due from rental customers, franchisees and tour operators arising from billings under standard credit terms for services provided in the normal course of business.

Vehicle manufacturer receivables include primarily amounts due under guaranteed residual, buyback and Non-Program Vehicle (hereinafter defined) incentive programs, which are paid according to contract terms and are generally received within 60 days.  This receivable does not include expected payments on Program Vehicles (hereinafter defined) remaining in inventory as those residual value guarantee obligations are not triggered until the vehicles are sold.

Car sales receivable include primarily amounts due from car sale auctions for the sale of both Program Vehicles and Non-Program Vehicles.  Vehicles purchased by vehicle rental companies under programs where either the rate of depreciation or the residual value is guaranteed by the manufacturer are referred to as “Program Vehicles.”  Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to as “Non-Program Vehicles” or “risk vehicles.”

Allowance for doubtful accounts represents potentially uncollectible amounts owed to the Company from franchisees, tour operators, corporate account customers and others.

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Vehicle debt and other obligations
Asset backed medium term notes:
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matures May 2011)	600,000	600,000
Series 2005-1 notes (matures June 2010)	200,000	400,000
	1,300,000	1,500,000
Discounts on asset backed medium term notes	(2)	(5)
Asset backed medium term notes, net of discount	1,299,998	1,499,995

Limited partner interest in limited partnership
(Canadian fleet financing)	67,210	69,690

Total vehicle debt and other obligations	1,367,208	1,569,685

Non-vehicle debt
Term Loan	155,625	158,125
Total non-vehicle debt	155,625	158,125

Total debt and other obligations	$1,522,833	$1,727,810

The scheduled amortization of the Series 2005-1 notes began during the first quarter with $200 million of principal payments made during the quarter.  The remaining principal balance of the Series 2005-1 notes will be amortized monthly through June 2010.

In March 2010, the Company made its minimum quarterly principal payment of $2.5 million under the Term Loan. The Company will continue to make minimum quarterly principal payments of $2.5 million through the maturity of the Term Loan in June 2013, when the remaining balance will be paid in full.

The Series 2005-1 notes, Series 2006-1 notes and Series 2007-1 notes are insured by Syncora Guarantee Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related asset backed medium term note issuance in 2005 through 2007, to effectively convert variable interest rates on a total of $1.25 billion in asset backed medium term notes to fixed interest rates.  These swaps have termination dates through July 2012.

The fair values of derivatives outstanding at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Receivables	$-	Receivables	$-	Accrued Liabilities	$40,915	Accrued Liabilities	$40,639

Total derivatives designated as hedging instruments
		$-		$-		$40,915		$40,639

Derivatives not designated as hedging instruments

Interest rate contracts	Receivables	$-	Receivables	$16	Accrued Liabilities	$27,346	Accrued Liabilities	$34,732

Total derivatives not designated as hedging instruments
		$-		$16		$27,346		$34,732

Total derivatives		$-		$16		$68,261		$75,371

The interest rate swap agreements related to the Series 2005-1 notes and Series 2006-1 notes do not qualify for hedge accounting treatment. The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2010	2009
			Net increase in fair
Interest rate contracts	$(7,370)	$(5,045)	value of derivatives

Total	$(7,370)	$(5,045)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method.  The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)

	Three Months Ended March 31,		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Interest rate contracts	$297	$963	$(3,392)	$(3,324)	Interest expense, net of interest income

Total	$297	$963	$(3,392)	$(3,324)

Note: Amount of Gain or (Loss) Reclassified from AOCI into income, which was disclosed without the tax effect in the condensed consolidated financial statements for the period ended March 31, 2009, has been modified to conform to the presentation for the period ended March 31, 2010 on a net of tax basis.

At March 31, 2010, the Company’s interest rate contracts related to the 2007 Swap were effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $13.6 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

9.	FAIR VALUE MEASUREMENTS

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

The following tables show assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 3/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Liabilities	$(68,261)	$-	$(68,261)	$-
Marketable Securities (available for sale)	438	438	-	-
Deferred Compensation Plan Assets (a)	2,661	-	2,661	-

Total	$(65,162)	$438	$(65,600)	$-

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

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.  There were no transfers into or out of Level 1 or Level 2 measurements for the three months ended March 31, 2010 or the twelve months ended December 31, 2009. The Company had no Level 3 investments at any time during the three months ended March 31, 2010 or the twelve months ended December 31, 2009.

Cash and Cash Equivalents, Cash and Cash Equivalents – Required Minimum Balance, Restricted Cash and Investments, Receivables, Accounts Payable, Accrued Liabilities and Vehicle Insurance Reserves – The carrying amounts of these items are a reasonable estimate of their fair value. The Company maintains its cash and cash equivalents in accounts that may not be federally insured.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $136.2 million and $41.1 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral, which is the Company’s Canadian fleet.

Debt and Other Obligations – The fair values of the asset backed medium term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes.  Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.  The following tables provide information about the Company’s market sensitive financial instruments valued at March 31, 2010 and December 31, 2009:

Debt and other obligations	Carrying	Fair Value
at March 31, 2010	Value	at 3/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,245,000	$1,193,662

Vehicle debt and obligations-fixed rates	$55,000	$54,998

Vehicle debt and obligations-Canadian dollar denominated	$67,210	$67,210

Non-vehicle debt - Term Loan	$155,625	$147,844

(1) Includes $145 million relating to the Series 2005-1 notes, the $600 million Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.

Debt and other obligations	Carrying	Fair Value
at December 31, 2009	Value	at 12/31/09
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,390,000	$1,307,100

Vehicle debt and obligations-fixed rates	$110,000	$110,408

Vehicle debt and obligations-Canadian dollar denominated	$69,690	$69,690

Non-vehicle debt - Term Loan	$158,125	$143,894

(1) Includes $290 million relating to the Series 2005-1 notes, the $600 million Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.

10.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following (in thousands):
	Three Months
	Ended March 31,

	2010	2009

Net income (loss)	$27,292	$(8,940)

Interest rate swap adjustment on 2007 swap	297	963
Foreign currency translation adjustment	604	(614)

Comprehensive income (loss)	$28,193	$(8,591)

11.	INCOME TAXES

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

For the three months ended March 31, 2010, the overall effective tax rate of 42.0% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.  For the three months ended March 31, 2009, the overall effective tax rate of 17.5% differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of March 31, 2010, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under Accounting Standards Codification (“ASC”) Topic 740.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to March 31, 2010.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2006 and later are subject to examination by U.S. federal taxing authorities and the tax years 2005 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of operations.  No amounts were recognized for interest and penalties under ASC Topic 740 during the three months ended March 31, 2010 and 2009.

12.	COMMITMENTS AND CONTINGENCIES

On April 28, 2010, a purported class action complaint relating to the proposed transaction with Hertz was filed in Oklahoma state court against the Company, its directors, certain of its officers and Hertz by Marc S. Henzel, individually and on behalf of all of the Company’s stockholders, excluding the defendants and their affiliates.

The complaint alleges that the consideration that the Company’s stockholders will receive in connection with the proposed transaction is inadequate and that the Company’s directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement (hereinafter defined).  The complaint further alleges that the Company and Hertz aided and abetted the alleged breaches by the Company’s directors.  The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the proposed transaction from being consummated in accordance with the agreed-upon terms.  The case is styled Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (No. CJ-2010-02761, Dist. Ct. Tulsa County).  Two other purported class actions have been filed asserting substantially identical claims and seeking similar relief against the Company, its directors, certain of its officers and Hertz.  The first of these is styled Rosendale v. Dollar Thrifty Automotive Group, Inc., et al. (No. CJ-2010-02893, Dist. Ct. Tulsa County) and was filed on May 4, 2010 in Oklahoma state court by Michael Rosendale individually and on behalf of all of the Company's stockholders, excluding the defendants and their affiliates.  The second is styled Sinclair v. Dollar Thrifty Automotive Group, Inc., et al. (No. 5456, Del. Ch. Ct.) and was filed on May 5, 2010 in Delaware state court by Cynthia Sinclair, individually and on behalf of all of the Company's stockholders, excluding the defendants and their affiliates.  The Company believes that these complaints are without merit and intends to defend them vigorously.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than likely.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

13.	NEW ACCOUNTING STANDARDS

In May 2009, the FASB issued guidance related to subsequent events, which is included in ASC topic 855, “Subsequent Events” ("ASC Topic 855”) and is effective for interim periods ending after June 15, 2009.  In February 2010, the FASB amended ASC Topic 855 for clarification of disclosure requirements for subsequent events.  The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements.  In addition, the provisions identify the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events.  The Company adopted the provisions as required beginning with the period ended June 30, 2009.  See Note 15 for required disclosure.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is effective for annual periods beginning after November 15, 2009.  ASU 2009-17 requires Company management to consider a variable entity’s purpose and design and the Company’s ability to direct the activities of the variable interest entity that most significantly impact such entity’s economic performance when determining whether such entity should be consolidated.  The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010. The provisions had no impact on the Company’s consolidated financial position or results of operations upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010.  See Note 9 for required disclosure.

14.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Three Months
	Ended March 31,
	2010	2009
	(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$2,572	$4,930
Interest	$19,767	$25,573

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$49,741	$64,631
Purchases of property, equipment and software included
in accounts payable	$628	$755

Restatement of Cash Flow Statement Presentation Related to Purchases and Sales of Revenue-Earning Vehicles

In connection with the Company’s preparation of its Annual Report on Form 10-K for the year ended December 31, 2009, management concluded that the appropriate presentation of sales of revenue-earning vehicles and incentives related to vehicle purchases for which cash has not been received is to exclude them from both the operating and investing sections of the cash flow statement, with supplemental disclosure of such amounts reported in the footnotes.  These amounts were properly reported in the consolidated statement of cash flows for the year ended December 31, 2009, and the 2009 quarterly amounts that are required to be restated in 2010 quarterly periods were disclosed in Item 8-Note 18 of notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has restated its condensed consolidated statement of cash flows for the three months ended March 31, 2009 to exclude the impact of sales of revenue-earning vehicles for which proceeds had not yet been received, as well as changes in certain vehicle-related incentives due from manufacturers, both of which were included in cash flow from operating activities as a change in receivables at the end of that period.  These amounts were directly offset by corresponding amounts reported in proceeds from sales of revenue-earning vehicles and purchases of revenue-earning vehicles in the investing section of the statement of cash flows.  The impact of the restatement on amounts reported in the operating and investing sections of the cash flow statements are equal in amount and fully offset.  There is no impact on the Company’s previously reported results of operations or financial position for the quarterly period ended March 31, 2009 and this restatement does not affect the Company’s previously reported disclosures relating to liquidity or its compliance with debt covenants for this period.

A summary of the cash flow amounts affected by the restatement are as follows:

	Three Months
	Ended March 31, 2009
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$241,698	$(94,321)	$147,377

Net cash provided by investing activities	262,826	94,321	357,147

CHANGE IN CASH AND CASH EQUIVALENTS	(136,635)	-	(136,635)

15.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2010 through the issuance of the financial statements. The Company noted no reportable subsequent events other than the subsequent events noted below.

On April 8, 2010, RCFC issued $200 million of rental car asset backed variable funding notes (the “Series 2010-1 notes”) which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 notes’ two-year revolving period.  RCFC’s initial borrowing under the Series 2010-1 notes on April 9, 2010 was $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 notes will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 notes bear interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 notes, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 notes.  There were no upfront fees associated with the issuance and sale of the Series 2010-1 notes.

On April 8, 2010, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to limit the Series 2010-1 notes’ floating rate to a maximum of 5%.

On April 25, 2010, the Company, Hertz and HDTMS, Inc., a wholly owned subsidiary of Hertz (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Hertz to acquire the Company for a purchase price of $41.00 per share.  Under the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Hertz.

Under the Merger Agreement, the Company’s stockholders will receive cash and shares of Hertz common stock.  The Company has agreed in the Merger Agreement to declare and pay a $200 million special cash dividend, expected to be approximately $6.88 per share of its common stock (the “Special Dividend Per Share Amount”), to its stockholders of record immediately prior to the effective time of the merger.  At the effective time and as a result of the merger, each outstanding share of the Company’s common stock will be converted into the right to receive the merger consideration (the “Merger Consideration”), consisting of (x) 0.6366 of a share of Hertz common stock and (y) a cash payment by Hertz equal to $32.80 less the Special Dividend Per Share Amount.

At the effective time of the merger, each outstanding option to purchase shares of the Company’s common stock under its employee stock plans will be converted into an option to purchase shares of Hertz common stock, on the same terms and conditions as applicable to the options to purchase the Company’s common stock, except that the number of shares of Hertz common stock and the exercise price per share will be adjusted based on the Merger Consideration and the Special Dividend Per Share Amount.  All outstanding awards of restricted stock units or performance awards will vest and be converted into a right to receive a lump sum cash payment equal to the product of (x) the number of shares of the Company’s common stock subject to such award (in the case of a performance awards, at the target level) and (y) the sum of (i) $32.80, representing the sum of (A) the Special Dividend Per Share Amount and (B) the amount per share of the Company’s common stock payable by Hertz as the cash portion of the Merger Consideration, and (ii) the value of the stock portion of the Merger Consideration, valued at the price per share of Hertz common stock on the closing date of the merger (or if not a trading day, the last trading day prior to the merger).

The transaction is subject to customary closing conditions, including, among others, adoption of the Merger Agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, effectiveness of the registration statement for the shares of Hertz common stock to be issued in the merger and the listing of such shares on the New York Stock Exchange, accuracy of certain representations and warranties and material compliance with covenants, absence of any Material Adverse Effect (as defined) with respect to the Company or Hertz and payment by the Company of the $200 million special dividend.  The transaction is not conditioned on receipt of financing by Hertz.

The Merger Agreement contains certain termination rights for both the Company and Hertz and further provides that, upon termination of the Merger Agreement, under specified circumstances, either the Company or Hertz may be required to pay the other party a termination fee of $44,600,000, plus reimbursement of up to $5,000,000 of such party’s reasonable out-of-pocket transaction expenses.

Pending litigations relating to the merger are described in Note 12 to the condensed consolidated financial statements and under Part II, Item 1 – Legal Proceedings. Further information regarding this proposed transaction can be found in the Company’s current report on Form 8-K filed with the SEC on April 29, 2010.  See also Part II, Item 1A – Risk Factors.

On May 3, 2010, the Company completed a new CAD $150 million (US $148.5 million) Canadian fleet securitization program. This program has a term of one year and requires an upfront fee of 0.50% of the program amount, a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers, and a utilization fee of 100 basis points on the unused program amount.

*******

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,
			Percentage
U.S. and Canada	2010	2009	Change

Vehicle Rental Data:

Average number of vehicles operated	94,641	99,875	(5.2%	)
Number of rental days	6,837,738	7,382,178	(7.4%	)
Vehicle utilization	80.3%	82.1%	(1.8) p.p.
Average revenue per day	$48.62	$46.78	3.9%
Monthly average revenue per vehicle	$1,171	$1,152	1.6%
Average depreciable fleet	95,646	101,933	(6.2%	)
Monthly avg. depreciation (net) per vehicle	$206	$392	(47.4%	)

Use of Non-GAAP Measures For Measuring Results

Non-GAAP pretax income (loss), non-GAAP net income (loss) and non-GAAP EPS exclude the impact of the (increase) decrease in fair value of derivatives and the impact of long-lived asset impairments, net of related tax impact (as applicable), from the reported GAAP measure.  Due to volatility resulting from the mark-to-market treatment of the derivatives and the nature of the non-cash impairments, which are both non-operating items, the Company believes these non-GAAP measures provide an important assessment of year-over-year operating results.

See the following table for a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measure.

Reconciliation of reported GAAP pretax income (loss) per the income statement to non-GAAP pretax income (loss):
	Three Months
	Ended March 31,
	2010	2009
	(in thousands)

Income (loss) before income taxes - as reported	$47,050	$(10,835)

(Increase) decrease in fair value of derivatives	(7,370)	(5,045)

Long-lived asset impairment	-	261

Pretax income (loss) - non-GAAP	$39,680	$(15,619)

Reconciliation of reported GAAP net income (loss) per the
income statement to non-GAAP net income (loss):

Net income (loss) - as reported	$27,292	$(8,940)

(Increase) decrease in fair value of derivatives, net of tax (a)	(4,322)	(2,967)

Long-lived asset impairment, net of tax (b)	-	114

Net income (loss) - non-GAAP	$22,970	$(11,793)

Reconciliation of reported GAAP diluted earnings (loss)
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$0.91	$(0.42)

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.14)	(0.14)

EPS impact of long-lived asset impairment, net of tax	-	0.01

EPS, diluted - non-GAAP (c)	$0.76	$(0.55)

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($3,048,000) and ($2,078,000) for the three months ended March 31, 2010 and 2009, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amount is $147,000 for the three months ended March 31, 2009.

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

The items excluded from Corporate Adjusted EBITDA but included in the calculation of the Company’s reported net income are significant components of the accompanying condensed consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance.  Corporate Adjusted EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, operating performance, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.  See table below for a reconciliation of Corporate Adjusted EBITDA to the most directly comparable GAAP financial measures.

	Three Months
	Ended March 31,
	2010	2009
	(in thousands)
Reconciliation of net income (loss) to
Corporate Adjusted EBITDA

Net income (loss) - as reported	$27,292	$(8,940)

(Increase) decrease in fair value of derivatives	(7,370)	(5,045)
Non-vehicle interest expense	2,427	4,754
Income tax expense (benefit)	19,758	(1,895)
Non-vehicle depreciation	4,813	5,340
Amortization	1,832	1,998
Non-cash stock incentives	684	1,118
Long-lived asset impairment	-	261
Other	(12)	-

Corporate Adjusted EBITDA	$49,424	$(2,409)

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$49,424	$(2,409)

Vehicle depreciation, net of gains/losses from disposal	59,016	119,811
Non-vehicle interest expense	(2,427)	(4,754)
Change in assets and liabilities, net of acquisitions, and other	(6,292)	34,729
Net cash provided by operating activities	$99,721	$147,377

Memo:
Net cash provided by investing activites	$58,399	$357,147
Net cash used in financing activities	$(206,450)	$(641,159)

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Operating Results

During the first quarter of 2010, the Company’s revenues declined primarily due to a 7.4% reduction in the number of rental days, of which approximately 3.9% resulted from company-owned stores closed in 2009, with the remainder due to ongoing weakness in overall travel demand.  Transaction declines were partially offset by a 3.9% increase in average revenue per day.  In addition to a decline in rental volume and fleet size, which lowered vehicle depreciation and direct vehicle and operating expenses during the first quarter of 2010, the Company continued to benefit from a strong used car market and continued focus on cost efficiency.  The Company had income before income taxes of $47.1 million for the first quarter of 2010, compared to a loss before income taxes of $10.8 million in the first quarter of 2009. Additionally, the Company experienced increases in the fair value of derivatives in the first quarters of 2010 and 2009.

Revenues

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$332.5	$345.3	$(12.8)	(3.7%	)
Other	15.8	17.1	(1.3)	(7.4%	)
Total revenues	$348.3	$362.4	$(14.1)	(3.9%	)

Vehicle rental metrics:
Number of rental days	6,837,738	7,382,178	(544,440)	(7.4%	)
Average revenue per day	$48.62	$46.78	$1.84	3.9%

Vehicle rental revenue for the first quarter of 2010 decreased 3.7%, due to a 7.4% decrease in rental days totaling $25.4 million, primarily due to challenging economic conditions and company-owned store closures in 2009 that have not yet annualized, partially offset by a 3.9% increase in revenue per day totaling $12.6 million.  Other revenue declined primarily due to reduction in leasing revenue attributable to the termination, during 2009, of a substantial portion of the licensee vehicle leasing program.

Expenses

	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$179.9	$185.0	$(5.1)	(2.8%	)
Vehicle depreciation and lease charges, net	59.0	120.0	(61.0)	(50.8%	)
Selling, general and administrative	48.4	46.9	1.5	3.1%
Interest expense, net of interest income	21.4	26.1	(4.7)	(18.1%	)
Long-lived asset impairment	-	0.3	(0.3)	(100.0%	)
Total expenses	$308.7	$378.3	$(69.6)	(18.4%	)

Increase in fair value of derivatives	$(7.4)	$(5.0)	$(2.4)	46.1%

Direct vehicle and operating expenses for the first quarter of 2010 decreased $5.1 million, primarily due to lower transaction levels, as well as an ongoing focus on cost reduction initiatives.  As a percent of revenue, direct vehicle and operating expenses were 51.6% in the first quarter of 2010, compared to 51.0% in the first quarter of 2009.

The decrease in direct vehicle and operating expense in the first quarter of 2010 primarily resulted from the following:

➢
Vehicle related expenses decreased $1.5 million. This decrease resulted primarily from a decrease in vehicle maintenance expenses of $1.3 million due to a reduced fleet and a decrease in net vehicle damages of $1.8 million, partially offset by an increase in gasoline expense of $3.5 million, resulting from higher average gas prices, which is generally recovered in revenue from customers. All other vehicle related expenses decreased $1.9 million.

➢	Bad debt expense decreased $1.7 million due to improved collection efforts in 2010 and the bankruptcy of one of the Company’s tour operators during the first quarter of 2009.

➢	Communications and computer expenses decreased $1.2 million due to decreased equipment lease expenses.

➢	Facility and airport concession fees decreased $0.7 million. This decrease resulted primarily from decreased rent expense of $1.0 million primarily due to the company-owned store closures.

➢
Personnel related expenses increased $1.6 million.  The increase was primarily due to a $1.3 million increase in the vacation accrual and $1.1 million in incentive compensation expense recorded in 2010, partially offset by a $0.8 decrease in group insurance expenses.

➢	All other direct vehicle and operating expenses decreased $1.6 million.

Net vehicle depreciation and lease charges for the first quarter of 2010 decreased $61.0 million, primarily due to a 47.4% decrease in the average depreciation rate, coupled with a 6.2% decrease in total depreciable vehicles.  The decrease in the depreciation rate was primarily due to significantly improved conditions in the used car market that resulted in a gain on the disposition of revenue-earning vehicles of $25.7 million, extended vehicle holding periods, more diversified fleet mix, and process improvements made by the Company in the vehicle remarketing area. The decrease in depreciable vehicles resulted from efforts to match the fleet to current demand levels.  As a percent of revenue, net vehicle depreciation and lease charges were 16.9% in the first quarter of 2010, compared to 33.1% in the first quarter of 2009.

Selling, general and administrative expenses for the first quarter of 2010 increased $1.5 million.  As a percent of revenue, selling, general and administrative expenses were 13.9% of revenue in the first quarter of 2010, compared to 12.9% in the first quarter of 2009.

The increase in selling, general and administrative expenses in the first quarter of 2010 primarily resulted from the following:

➢	Personnel related expenses increased $2.9 million, primarily due to $2.1 million of incentive compensation expense recorded in 2010 and a $0.9 million increase in vacation accrual.

➢	The Company incurred approximately $1.7 million in costs associated with the proposed transaction with Hertz in 2010.

➢	Outsourcing expenses decreased $1.6 million primarily due to fewer IT-related projects in 2010.

➢	Sales and marketing expenses decreased $0.6 million primarily due to a decrease in marketing production expenses.

➢	All other selling, general and administrative expenses decreased $0.9 million.

Net interest expense for the first quarter of 2010 decreased $4.7 million primarily due to lower average vehicle debt. Net interest expense was 6.2% of revenue in the first quarter of 2010, compared to 7.3% in the first quarter of 2009.

The income tax expense for the first quarter of 2010 was $19.8 million.  The effective income tax rate in the first quarter of 2010 was 42.0% compared to 17.5% in the first quarter of 2009.  The effective income tax rate for the three months ended March 31, 2010 was higher than the statutory rates principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.

The effective tax rate for the three months ended March 31, 2009 was lower than the statutory rates primarily because of the ratio of Canadian losses to domestic losses. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2010

Based on the strength of the Company’s first quarter operating results and expectations for continued favorable conditions in the used vehicle market and improving industry rental days, the Company is providing an update to its outlook for 2010 for revenue, fleet costs and Corporate Adjusted EBITDA.

The Company reaffirms its outlook for revenue growth of 2% – 4% compared to the 2009 level.  Improvement in the overall economy, combined with ongoing recovery in consumer confidence and spending levels is expected to result in low single-digit growth in rental days in 2010.  The Company believes that customer demand for its value-oriented leisure brands will result in moderate increases in revenue per day on a year-over-year basis, assuming overall industry pricing does not deteriorate.

The Company sold approximately 14,100 risk vehicles during the first quarter of 2010 at a cumulative gain of $25.7 million and expects vehicle dispositions to continue to benefit from favorable conditions in the used vehicle market in the near term.  As a result of the volatility in fleet cost per unit resulting from the expected timing of vehicle dispositions, the Company estimates its fleet cost to be $225 per unit per month for the second quarter of 2010 and is lowering its target for fleet cost for the full year of 2010 to $275 per unit per month.

The Company also stated that it expects 2011 fleet cost (excluding the impact of gains or losses on vehicle dispositions) to be approximately $325 per unit per month.  The size and timing of future gains or losses on vehicle sales will impact the depreciation rate and are dependent on prevailing conditions in the used vehicle market, as well as management’s ability to execute a fleet plan that takes advantage of changing market conditions.

Lastly, based on current facts and circumstances, the Company now projects Corporate Adjusted EBITDA for the full year of 2010 to be within a range of $170 million to $190 million, an increase of approximately 70% – 90% from the 2009 level.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and for working capital.  The Company uses both cash and letters of credit to support asset backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes. The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds.

Cash generated by operating activities of $99.7 million for the three months ended March 31, 2010 was primarily the result of net income, adjusted for net depreciation, and increases in the income taxes payable and in the deferred income tax liability.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities.  The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles, and letters of credit.  The letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined).

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2010. In January 2010, the Series 2005-1 notes began amortizing monthly over a six-month period ending in June 2010.  The Series 2006-1 notes totaling $600 million will begin amortizing monthly from December 2010 through May 2011.  The Company believes it would be able to refinance or replace its asset backed medium term notes with other debt upon their maturity or in the event of an early amortization based on its current cash position, and the April 2010 issuance of $200 million in Series 2010-1 rental car asset backed variable funding notes (the “Series 2010-1 notes”). See Asset Backed Note Programs for further discussion.

Cash generated from investing activities was $58.4 million.  The principal source of cash from investing activities during the three months ended March 31, 2010 was the net decrease in restricted cash and investments of $476.0 million from December 31, 2009, including $476.2 million used for vehicle purchases and debt payoffs, partially offset by interest income earned on restricted cash and investments of $0.2 million, and from the sale of revenue earning vehicles, which totaled $198.7 million.  This increase in cash flow from investing activities was partially offset by $610.6 million in purchases of revenue-earning vehicles.  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand. Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under asset backed notes, cash provided from operations and from the disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $6.3 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology related projects.

Cash used in financing activities was $206.5 million primarily due to $200 million of scheduled debt payments on the Series 2005-1 notes.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments.  At March 31, 2010, the Company had $59.6 million in letters of credit, including $54.2 million in letters of credit under the Revolving Credit Facility, and $41.1 million in surety bonds to secure these obligations.

Asset Backed Note Programs

The asset backed medium term note program at March 31, 2010 was comprised of $1.3 billion in asset backed medium term notes with maturities ranging from 2010 to 2012.  Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral, among other things, and bear interest at fixed rates ranging from 4.58% to 5.27% including certain floating rate notes swapped to fixed rates.  Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $122.1 million at March 31, 2010.

The scheduled amortization of the Series 2005-1 notes began during the first quarter of 2010 with $200 million of principal payments made during the quarter.  The remaining principal balance of the Series 2005-1 notes will be amortized monthly through June 2010.

 On April 8, 2010, RCFC issued $200 million of the Series 2010-1 notes which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 notes’ two-year revolving period.  RCFC’s initial borrowing under the notes on April 9, 2010 was $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 notes will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 notes bear interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 notes, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 notes.  There were no upfront fees associated with the issuance and sale of the Series 2010-1 notes.

On April 8, 2010, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to limit the Series 2010-1 notes’ floating rate to a maximum of 5%.

Vehicle Debt and Obligations

The Company finances its Canadian vehicle fleet through a fleet securitization program.  Under this program, DTG Canada can obtain vehicle financing up to CAD $100 million funded through a bank commercial paper conduit which expires May 31, 2010.  At March 31, 2010, DTG Canada had approximately CAD $68.3 million (US $67.2 million) funded under this program.

On May 3, 2010, the Company completed a new CAD $150 million (US $148.5 million) Canadian fleet securitization program. This program has a term of one year and requires an upfront fee of 0.50% of the program amount, a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers, and a utilization fee of 100 basis points on the unused program amount.

Senior Secured Credit Facilities

At March 31, 2010, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $155.6 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant to maintain a minimum adjusted tangible net worth of $150 million, and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the Collateral Agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility.  The Senior Secured Credit Facilities contain certain other restrictive covenants, including annual limitations on non-vehicle capital expenditures, and a prohibition against cash dividends and share repurchases.  The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  As of March 31, 2010, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit.  The Revolving Credit Facility contains sub-limits of $40 million and $100 million that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations, respectively.  The Company had letters of credit outstanding under the Revolving Credit Facility of approximately $47 million for U.S. enhancement, $21.6 million for Canadian enhancement and $62.2 million in general purpose enhancements and remaining available capacity of $100.5 million at March 31, 2010.

In March 2010, the Company made a $2.5 million principal payment on its Term Loan and will continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

New Accounting Standards

For a discussion on new accounting standards refer to Note 13 to the condensed consolidated financial statements in Item 1 – Financial Statements.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is changing interest rates, primarily in the United States.  The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements.  All items described are non-trading and are stated in U.S. dollars.  Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral which is the Company’s Canadian fleet.  Other foreign exchange risk is immaterial to the consolidated results and financial condition of the Company.  The fair value of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counter parties.

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2010, a 50 basis point fluctuation in interest rates would have an approximate $1 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At March 31, 2010, cash and cash equivalents totaled $352.1 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $146.5 million.

At March 31, 2010, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2009, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2009 for the tabular entries, (i) “Vehicle Debt and Obligations - Floating Rates,” from $1,307.1 million at December 31, 2009 to $1,193.7 million at March 31, 2010, which reduction includes the paydown of the Series 2005-1 notes of $145.0 million offset by an increase in fair market value of the asset backed medium term notes of $31.6 million and (ii) “Vehicle Debt and Obligation – Fixed Rates,” from $110.4 million at December 31, 2009 to $55.0 million at March 31, 2010, which reduction includes the $55.0 million paydown of the Series 2005-1 notes.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009:

On April 28, 2010, a purported class action complaint relating to the proposed transaction with Hertz was filed in Oklahoma state court against the Company, its directors, certain of its officers and Hertz by Marc S. Henzel, individually and on behalf of all of the Company’s stockholders, excluding the defendants and their affiliates.  The complaint alleges that the consideration that the Company’s stockholders will receive in connection with the proposed transaction is inadequate and that the Company’s directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement.  The complaint further alleges that the Company and Hertz aided and abetted the alleged breaches by the Company’s directors.  The complaint seeks various forms of relief, including injunctive relief that would, if granted, prevent the proposed transaction from being consummated in accordance with the agreed-upon terms.  The case is styled Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (No. CJ-2010-02761, Dist. Ct. Tulsa County).  Two other purported class actions have been filed asserting substantially identical claims and seeking similar relief against the Company, its directors, certain of its officers and Hertz.  The first of these is styled Rosendale v. Dollar Thrifty Automotive Group, Inc., et al. (No. CJ-2010-02893, Dist. Ct. Tulsa County) and was filed on May 4, 2010 in Oklahoma state court by Michael Rosendale individually and on behalf of all of the Company's stockholders, excluding the defendants and their affiliates.  The second is styled Sinclair v. Dollar Thrifty Automotive Group, Inc., et al. (No. 5456, Del. Ch. Ct.) and was filed on May 5, 2010 in Delaware state court by Cynthia Sinclair, individually and on behalf of all of the Company's stockholders, excluding the defendants and their affiliates.  The Company believes that these complaints are without merit and intends to defend them vigorously.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance.  It is possible that certain of the actions, claims, inquiries or proceedings could be decided unfavorably to the Company or the subsidiaries involved.  Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 1A.                  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with the exception of the following:

Pending Acquisition by Hertz

On April 25, 2010, we entered into the Merger Agreement providing for Hertz to acquire the Company for a purchase price of $41.00 per share, in a mix of cash and Hertz common stock.  The proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations.  The proposed transaction may also affect our relationships with third parties.  The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.  Additionally, the Company, its directors, certain of its officers and Hertz have been named in purported class actions relating to the proposed transaction as more fully described in Note 12 to the condensed consolidated financial statements and under Part II, Item 1 – Legal Proceedings; these or any future lawsuits or proceedings may be time consuming and expensive.  A delay in the consummation of the proposed transaction could exacerbate the impact of the risks associated with the proposed transaction, if they were to occur.

The proposed transaction is subject to customary closing conditions, including, among others, adoption of the Merger Agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, effectiveness of the registration statement for the shares of Hertz common stock to be issued in the merger and the listing of such shares on the New York Stock Exchange, accuracy of certain representations and warranties and material compliance with covenants, absence of any Material Adverse Effect (as defined) with respect to the Company or Hertz and payment by the Company of a $200,000,000 special dividend.  The Merger Agreement contains certain termination rights for both the Company and Hertz and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or Hertz may be required to pay the other party a termination fee of $44,600,000, plus reimbursement of up to $5,000,000 of such party’s reasonable out-of-pocket transaction expenses.

We cannot predict whether or when the closing conditions for the proposed transaction set forth in the Merger Agreement will be satisfied or whether the proposed transaction will be completed.  If the closing conditions are not satisfied or waived pursuant to the Merger Agreement on the contemplated schedule, or if consummation of the transaction is delayed, enjoined or not completed for any other reason, the market price of our common stock may decline.  In addition, if the proposed transaction does not occur, we may nonetheless remain liable for significant transaction expenses.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and prospects, as well as on our stock price.

ITEM 6.	EXHIBITS
10.234	First Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of March 24, 2010**
10.235
Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of December 9, 2008 (filed as exhibit 10.212 with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009), as amended effective on March 16, 2009 (filed as exhibit 10.221 with DTG’s Form 8-K, filed May 20, 2009) and effective on March 31, 2009 (filed as exhibit 10.219 with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009)**

15.37	Letter from Deloitte & Touche LLP regarding interim financial information**
31.65	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.66	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.65	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.66	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
_____________________

**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 5, 2010	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
May 5, 2010	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.234	First Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of March 24, 2010
10.235
Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of December 9, 2008 (filed as exhibit 10.212 with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009), as amended effective on March 16, 2009 (filed as exhibit 10.221 with DTG’s Form 8-K filed May 20, 2009) and effective on March 31, 2009 (filed as exhibit 10.219 with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009)

15.37	Letter from Deloitte & Touche LLP regarding interim financial information
31.65	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.66	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.65	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.66	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002