Form 10-Q
period 2010-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2010-08-03
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of July 30, 2010 was 28,682,873.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	40

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 1A.	RISK FACTORS	41

ITEM 6.	EXHIBITS	43

SIGNATURES	45

INDEX TO EXHIBITS	46

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2010” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact of our pending acquisition by Hertz Global Holdings, Inc. (“Hertz”) or developments involving the proposed transaction or related matters, including, among other things, diversion of management’s attention from day-to-day operations, a loss of key personnel, disruption of our operations, an inability to obtain regulatory and stockholder approvals on the terms and schedule contemplated, and the impact of pending  or future litigation relating to the proposed transaction;

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

•
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost and our ability to reduce our fleet capacity as and when projected by our plans;

•	the timing and strength of a recovery in the U.S. automotive industry, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers;
•	the effectiveness of actions we take to manage costs and liquidity;
•	our ability to obtain cost-effective financing as needed (including replacement of asset backed notes and other indebtedness as it comes due) without unduly restricting operational flexibility;
•
our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of any required amendments or waivers, such as potential reductions in lender commitments;

•
our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for our asset backed financing structures (each, a “Monoline”);

•
the potential for significant cash tax payments in 2010 as a result of the reduction in our fleet size, our use of bonus depreciation methods and the resulting impact of our inability to defer gains on the disposition of our vehicles under our like-kind exchange program;

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

•	the impact of natural and man-made catastrophes and terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
August 3, 2010

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)

	2010	2009	2010	2009
REVENUES:
Vehicle rentals	$380,078	$379,194	$712,562	$724,507
Other	16,149	20,419	31,995	37,528
Total revenues	396,227	399,613	744,557	762,035

COSTS AND EXPENSES:
Direct vehicle and operating	193,365	191,674	373,223	376,690
Vehicle depreciation and lease charges, net	63,294	122,254	122,328	242,238
Selling, general and administrative	55,132	52,118	103,482	99,005
Interest expense, net of interest income of	21,649	22,922	43,057	49,076
$262, $1,389, $493 and $4,723, respectively
Long-lived asset impairment	239	-	239	261
Total costs and expenses	333,679	388,968	642,329	767,270

(Increase) decrease in fair value of derivatives	(7,504)	(9,409)	(14,874)	(14,454)

INCOME BEFORE INCOME TAXES	70,052	20,054	117,102	9,219

INCOME TAX EXPENSE	27,789	7,650	47,547	5,755

NET INCOME	$42,263	$12,404	$69,555	$3,464

BASIC EARNINGS PER SHARE	$1.48	$0.58	$2.43	$0.16

DILUTED EARNINGS PER SHARE	$1.40	$0.55	$2.31	$0.15

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2010	2009
ASSETS:	(Unaudited)

Cash and cash equivalents	$269,876	$400,404
Cash and cash equivalents-required minimum balance	100,000	100,000
Restricted cash and investments	113,518	622,540
Receivables, net	115,279	104,645
Prepaid expenses and other assets	74,087	63,377
Revenue-earning vehicles, net	1,725,865	1,228,637
Property and equipment, net	93,713	96,198
Income taxes receivable	-	4,065
Intangible assets, net	25,445	26,071

Total assets	$2,517,783	$2,645,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$52,104	$48,366
Accrued liabilities	191,200	204,340
Income taxes payable	12,459	-
Deferred income tax liability	132,373	162,923
Vehicle insurance reserves	112,857	108,584
Debt and other obligations	1,548,934	1,727,810
Total liabilities	2,049,927	2,252,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,107,926 and 34,951,351 issued, respectively, and
28,682,373 and 28,536,445 outstanding, respectively	350	349
Additional capital	937,093	932,693
Accumulated deficit	(223,630)	(293,185)
Accumulated other comprehensive loss	(18,061)	(18,374)
Treasury stock, at cost (6,425,553 and 6,414,906 shares, respectively)	(227,896)	(227,569)
Total stockholders' equity	467,856	393,914

Total liabilities and stockholders' equity	$2,517,783	$2,645,937

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,555	$3,464
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	175,518	243,914
Non-vehicle depreciation	10,326	10,171
Net gains from disposition of revenue-earning vehicles	(53,223)	(2,106)
Amortization	3,701	4,020
Performance share incentive, stock option and restricted stock plans	2,412	1,906
Interest income earned on restricted cash and investments	(231)	(2,420)
Long-lived asset impairment	239	261
Provision for (recovery of) losses on receivables	(650)	1,715
Deferred income taxes	(29,999)	(598)
Change in fair value of derivatives	(14,874)	(14,454)
Change in assets and liabilities:
Income taxes payable/receivable	16,405	(3,545)
Receivables	(33)	15,039
Prepaid expenses and other assets	(7,423)	1,370
Accounts payable	4,642	(963)
Accrued liabilities	3,170	7,004
Vehicle insurance reserves	4,273	(5,989)
Other	(264)	725

Net cash provided by operating activities	183,544	259,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,067,396)	(487,149)
Proceeds from sales	438,865	861,099
Change in cash and cash equivalents - required minimum balance	-	(100,000)
Net change in restricted cash and investments	509,253	53,730
Property, equipment and software:
Purchases	(13,345)	(3,918)
Proceeds from sales	461	86
Acquisition of businesses, net of cash acquired	-	(8)

Net cash provided by (used in) investing activities	(132,162)	323,840

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	296,646	27,578
Payments of vehicle debt and other obligations	(470,527)	(652,377)
Payments of non-vehicle debt	(5,000)	(20,000)
Issuance of common shares	2,108	1
Excess tax benefit on share-based awards	(327)	-
Financing issue costs	(4,810)	(5,684)

Net cash used in financing activities	(181,910)	(650,482)

CHANGE IN CASH AND CASH EQUIVALENTS	(130,528)	(67,128)

CASH AND CASH EQUIVALENTS:
Beginning of period	400,404	229,636

End of period	$269,876	$162,508

See notes to condensed consolidated financial statements, including Note 14 for supplemental cash flow information.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

Cash and Cash Equivalents – Required Minimum Balance – In 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”).  Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the collateral agent pledged to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility (each as hereinafter defined).  Due to the minimum cash requirement covenant, the Company is required to separately identify the $100 million of cash on the face of the Condensed Consolidated Balance Sheet. These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.

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

Long-Term Incentive Plan

At June 30, 2010, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,976,284 shares.  The Company has 467,100 shares available for future LTIP awards at June 30, 2010 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $1.7 million and $2.4 million during the three and six months ended June 30, 2010, respectively, and $1.2 million and $2.3 million during the three and six months ended June 30, 2009, respectively, for such awards.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $0.7 million and $1.0 million for the three and six months ended June 30, 2010, respectively, and $0.5 million and $1.4 million for the three and six months ended June 30, 2009, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.4 million and $0.8 million in compensation costs (included in the $1.7 million and $2.4 million discussed above) for the three and six months ended June 30, 2010, respectively, and $0.4 million and $1.3 million (included in the $1.2 million and $2.3 million discussed above) for the three and six months ended June 30, 2009, respectively.  No awards were granted in 2010.  The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant.  The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows: weighted-average expected life of the awards of five years, volatility factor of 80.24%, risk-free rate of 2.36% and no dividend payments.  The weighted average grant-date fair value of these options was $2.97.  The options vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at June 30, 2010 and 2009 for the options issued is $2.0 million and $3.6 million, respectively.

The following table sets forth the non-qualified option rights activity under the LTIP for the six months ended June 30, 2010:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2010	2,451	$6.55	8.11	$46,702

Granted	-	-
Exercised	(110)	19.15
Canceled	-	-

Outstanding at June 30, 2010	2,341	$5.96	7.97	$85,776

Fully vested options at:
June 30, 2010	607	$5.14	7.50	$22,750
Outstanding options at June 30, 2010
expected to vest	1,734	$6.25	8.14	$63,026

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0.9 million and $1.5 million, respectively.  Total cash received for non-qualified option rights exercised during the three and six months ended June 30, 2010 totaled $0.8 million and $2.1 million, respectively.  No options were exercised during the three and six months ended June 30, 2009. The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The Company realized $0.6 million and $0.8 million in tax benefits for the options exercised during the three and six months ended June 30, 2010, respectively.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	843	8.29	$0.95	281	$0.95

$4.44 - $11.45	1,119	8.77	4.53	235	4.88

$13.98 - $24.38	379	4.85	21.35	91	18.81

$0.77 - $24.38	2,341	7.97	$5.96	607	$5.14

Performance Shares – Performance shares have historically been granted to Company officers and certain key employees on an annual basis, although no performance shares were granted in 2010 or 2009.  The Company granted performance shares in 2008 that established a target number of shares that will vest at the end of the three year requisite service period following the grant date.  The number of performance shares ultimately earned under a grant will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years in the performance period.  The maximum number of performance shares that may be granted under the LTIP during any year to any participant is 160,000 common shares.

The Company recognized $1.2 million and $1.4 million in compensation costs (included in the $1.7 million and $2.4 million discussed above) for the three and six months ended June 30, 2010, respectively, and $0.4 million and $0.5 million (included in the $1.2 million and $2.3 million discussed above) for the three and six months ended June 30, 2009, respectively.

In March 2010, 33,000 performance shares, net of forfeitures, from the 2007 grant earned from January 1, 2007 through December 31, 2009 vested, with a total value to the recipients of approximately $1.5 million.  The Company withheld approximately 11,000 of these shares for the payment of taxes owed by the recipients, and designated the shares withheld as treasury shares.  In March 2009, 61,000 performance shares, net of forfeitures, from the 2006 grant earned from January 1, 2006 through December 31, 2008 vested, in addition to approximately 3,000 shares vested under the 2007 grant of performance shares for certain participants pursuant to separation or retirement arrangement.  These vested grants were settled through the issuance of common stock totaling approximately $0.1 million.

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2010 and any changes during the six months ended June 30, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	188	$39.75
Granted	-	-
Vested	(33)	56.60
Forfeited	(58)	56.35
Nonvested at June 30, 2010	97	$24.38

At June 30, 2010, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.3 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the remaining six months of 2010.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2010 and 2009 was $1.0 million and $0.1 million, respectively.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The Company recognized $0.1 million and $0.2 million in compensation costs (included in the $1.7 million and $2.4 million discussed above) for the three and six months ended June 30, 2010, respectively, and $0.4 million and $0.5 million (included in the $1.2 million and $2.3 million discussed above) for the three and six months ended June 30, 2009, respectively.  These grants generally vest at the end of the fiscal year in which the grants were made.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  In January 2010, non-employee directors were granted 17,800 shares with a grant-date fair value of $25.28 per share that fully vest on December 31, 2010. In January 2009, the Company granted 95,812 shares with a grant-date fair value of $1.23 per share and granted 56,910 shares that had the right to receive cash payments at the settlement date price.  The grants fully vested on December 31, 2009.  An employee director was also granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share, that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  At June 30, 2010, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.4 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of June 30, 2010 and changes during the six months ended June 30, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	94	$4.24
Granted	18	25.28
Vested	(14)	(6.85)
Forfeited	-	-
Nonvested at June 30, 2010	98	$7.71

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2010	2009	2010	2009

Depreciation of revenue-earning vehicles	$90,829	$124,252	$175,518	$243,914
Net gains from disposal of revenue-earning vehicles	(27,550)	(2,255)	(53,223)	(2,106)
Rents paid for vehicles leased	15	257	33	430

	$63,294	$122,254	$122,328	$242,238

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2010	2009	2010	2009

Net income	$42,263	$12,404	$69,555	$3,464

Basic EPS:
Weighted average common shares	28,609,565	21,561,578	28,566,330	21,522,527

Basic EPS	$1.48	$0.58	$2.43	$0.16

Diluted EPS:
Weighted average common shares	28,609,565	21,561,578	28,566,330	21,522,527

Shares contingently issuable:
Stock options	1,231,197	626,632	1,206,507	384,921
Performance awards	119,759	218,480	96,048	184,994
Employee compensation shares deferred	49,492	152,724	49,632	153,416
Director compensation shares deferred	222,802	160,214	220,147	170,371

Shares applicable to diluted	30,232,815	22,719,628	30,138,664	22,416,229

Diluted EPS	$1.40	$0.55	$2.31	$0.15

For the three and six months ended June 30, 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

For the three and six months ended June 30, 2009, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 433,161 and 621,505, respectively.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Trade accounts receivable and other	$75,281	$76,304
Vehicle manufacturer receivables	37,337	30,194
Car sales receivable	8,504	5,677
	121,122	112,175
Less: Allowance for doubtful accounts	(5,843)	(7,530)
	$115,279	$104,645

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Vehicle debt and other obligations
Asset backed medium term notes:
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matures May 2011)	600,000	600,000
Series 2005-1 notes (matured June 2010)	-	400,000
	1,100,000	1,500,000
Discounts on asset backed medium term notes	-	(5)
Asset backed medium term notes, net of discount	1,100,000	1,499,995

Series 2010-1 variable funding note (matures September 2012)	200,000	-
CAD Series 2010-1 Note (Canadian fleet financing)	95,809	-
Limited partner interest in limited partnership
(Canadian fleet financing)	-	69,690

Total vehicle debt and other obligations	1,395,809	1,569,685

Non-vehicle debt
Term Loan	153,125	158,125
Total non-vehicle debt	153,125	158,125

Total debt and other obligations	$1,548,934	$1,727,810

The Series 2006-1 notes and the Series 2007-1 notes will begin scheduled amortization in December 2010 and February 2012, respectively, and each will amortize over a six-month period.  The $400 million Series 2005-1 notes began scheduled amortization in January of 2010 and were paid in full as of June 30, 2010.

In April 2010, RCFC completed a $200 million asset backed variable funding note facility (the “Series 2010-1 VFN”) which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.  The 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.

In April 2010, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

In May 2010, the Company completed a new CAD $150 million Canadian fleet securitization program. This program has a term of one year and requires a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers and a utilization fee of 100 basis points on the unused program amount.  In connection with the new Canadian fleet securitization program, the Company paid off the remaining outstanding principal balance under the limited partner interest in limited partnership.

In June 2010, RCFC completed a $300 million asset backed variable funding note facility (the “Series 2010-2 VFN”), which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period.  The Series 2010-2 VFN was undrawn at June 30, 2010.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR when drawn.  The 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.

In June 2010, in connection with the completion of the Series 2010-2 VFN, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.

In both March and June 2010, the Company made its minimum quarterly principal payments of $2.5 million under the Term Loan. The Company will continue to make minimum quarterly principal payments of $2.5 million through the maturity of the Term Loan in June 2013, when the remaining balance will be paid in full.

The Series 2006-1 notes and Series 2007-1 notes are insured by Ambac Assurance Corporation and Financial Guaranty Insurance Company, respectively.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements for each related asset backed medium term note issuance in 2006 and 2007, to effectively convert variable interest rates on a total of $1.1 billion in asset backed medium term notes to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its 2010-1 and 2010-2 asset backed variable funding notes, to effectively limit the variable interest rates on a total of $500 million in asset backed variable funding notes.  These caps have termination dates through December 2013.

The fair value of derivatives outstanding at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$666	Prepaid expenses and other assets	$-	Accrued Liabilities	$39,688	Accrued Liabilities	$40,639

Total derivatives designated as hedging instruments		$666		$-		$39,688		$40,639

Derivatives not designated as hedging instruments

Interest rate contracts	Prepaid expenses and other assets	$125	Receivables	$16	Accrued Liabilities	$19,373	Accrued Liabilities	$34,732

Total derivatives not designated as hedging instruments
		$125		$16		$19,373		$34,732

Total derivatives		$791		$16		$59,061		$75,371

The interest rate swap agreements related to the Series 2005-1 notes and Series 2006-1 notes do not qualify for hedge accounting treatment.  Additionally, the interest rate cap agreement related to the Series 2010-1 VFN does not qualify for hedge accounting treatment.  The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
					Net increase in fair value of
Interest rate contracts	$(7,504)	$(9,409)	$(14,874)	$(14,454)	derivatives

Total	$(7,504)	$(9,409)	$(14,874)	$(14,454)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) and the interest rate cap agreement entered into in June 2010 related to the Series 2010-2 VFN (“2010-2 Cap”) both constitute cash flow hedges and satisfy the criteria for hedge accounting under the “long-haul” method.  The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Three Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$187	$6,171	$(3,546)	$(3,450)	interest income

Total	$187	$6,171	$(3,546)	$(3,450)

Six Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$484	$7,134	$(6,938)	$(6,774)	interest income

Total	$484	$7,134	$(6,938)	$(6,774)

Note: Amount of Gain or (Loss) Reclassified from AOCI into income, which was disclosed without the tax effect in the condensed consolidated financial statements for the three and six months ended June 30, 2009, has been modified to conform to the presentation for the three and six months ended June 30, 2010 on a net of tax basis.

At June 30, 2010, the Company’s interest rate contracts related to the 2007 Swap and the 2010-2 Cap were effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $13.4 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.

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

The following tables show assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 6/30/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$791	$-	$791	$-
Derivative Liabilities	(59,061)	-	(59,061)	-
Marketable Securities (available for sale)	308	308	-	-
Deferred Compensation Plan Assets (a)	3,096	-	3,096	-

Total	$(54,866)	$308	$(55,174)	$-

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

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.  There were no transfers into or out of Level 1 or Level 2 measurements for the six months ended June 30, 2010 or the twelve months ended December 31, 2009.  The Company had no Level 3 investments at any time during the six months ended June 30, 2010 or the twelve months ended December 31, 2009.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $145.4 million and $41.8 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral, which is the Company’s Canadian fleet.

Debt and Other Obligations – The fair values of the asset backed medium term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes.  Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.  The following tables provide information about the Company’s market sensitive financial instruments valued at June 30, 2010 and December 31, 2009:

Debt and other obligations	Carrying	Fair Value
at June 30, 2010	Value	at 6/30/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,300,000	$1,259,300

Vehicle debt and obligations-Canadian dollar denominated	$95,809	$95,809

Non-vehicle debt - Term Loan	$153,125	$149,297

(1) Includes $600 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.  Also includes $200 million relating to the Series 2010-1 VFN.

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

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2010	2009	2010	2009

Net income	$42,263	$12,404	$69,555	$3,464

Interest rate swap adjustment on 2007-1 Swap, net of tax	720	6,171	1,017	7,134
Interest rate cap adjustment on 2010-2 Cap, net of tax	(533)	-	(533)	-
Foreign currency translation adjustment	(775)	1,260	(171)	646

Comprehensive income	$41,675	$19,835	$69,868	$11,244

During the second quarter of 2010 and 2009, the Company recorded a deferred tax liability on cash flow hedges of $0.1 million and $4.2 million, respectively, and in the first half of 2010 and 2009, a deferred tax receivable of $0.4 million and a deferred tax liability of $5.0 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt.

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

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, thereby deferring taxable gains from vehicle dispositions.  In addition, the Company has historically elected to utilize accelerated or “bonus” depreciation methods on its vehicle inventories in order to defer its cash liabiliy for U.S. income taxes.

As a result of significant reductions in vehicle inventory levels during 2009 and 2010, and low tax basis in existing vehicle inventories as a result of accelerated depreciation in prior periods, the Company is realizing a reversal of prior income tax deferrals, resulting in the potential for significant cash tax liabilities being required to be paid in 2010.    The Company has made estimated income tax payments during the first half of 2010 totaling $61.1 million, and may make additional cash tax payments during the remainder of 2010.

For the three and six months ended June 30, 2010, the overall effective tax rate of 39.7% and 40.6%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.  For the three and six months ended June 30, 2009, the overall effective tax rate of 38.1% and 62.4%, respectively, differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of June 30, 2010, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under Accounting Standards Codification (“ASC”) Topic 740.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to June 30, 2010.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2006 and later are subject to examination by U.S. federal taxing authorities and the tax years 2005 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income.  No amounts were recognized for interest and penalties under ASC Topic 740 during the three and six months ended June 30, 2010 and 2009.

12.	COMMITMENTS AND CONTINGENCIES

Various class action complaints relating to the proposed transaction with Hertz have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders will receive in connection with the proposed transaction is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement (hereinafter defined).  These complaints also allege that the proxy materials that will be sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the proposed transaction from being consummated in accordance with the agreed-upon terms.  The cases are as follows:  1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - plaintiffs have withdrawn their request for temporary injunctive relief; 2) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) - the case is stayed pending a ruling on Defendants' motion to dismiss; and 3) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - a preliminary injunction hearing is set for August 25, 2010.  The Company believes that these complaints are without merit and is defending them vigorously.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code, breach of contract, and violation of the Colorado Consumer Protection Act.  The class action lawsuit in Colorado was dismissed in July 2010.  The Company intends to vigorously defend the remaining matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

In May 2009, the FASB issued guidance related to subsequent events, which is included in ASC topic 855, “Subsequent Events” ("ASC Topic 855”) and is effective for interim periods ending after June 15, 2009.  In February 2010, the FASB amended ASC Topic 855 for clarification of disclosure requirements for subsequent events.  The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements.  In addition, the provisions identify the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events.  The Company adopted the provisions as required beginning with the period ended June 30, 2009.  See Note 16 for required disclosure.

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

14.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Six Months
	Ended June 30,
	2010	2009
	(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$61,100	$9,893
Interest	$39,779	$49,417

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$44,437	$24,100
Purchases of revenue-earning vehicles included in
accounts payable	$1,330	$-
Purchases of property, equipment and software included
in accounts payable	$1,051	$484

Restatement of Cash Flow Statement Presentation Related to Purchases and Sales of Revenue-Earning Vehicles

In connection with the Company’s preparation of its Annual Report on Form 10-K for the year ended December 31, 2009, management concluded that the appropriate presentation of sales of revenue-earning vehicles and incentives related to vehicle purchases for which cash has not been received is to exclude them from both the operating and investing sections of the cash flow statement, with supplemental disclosure of such amounts reported in the footnotes.  These amounts were properly reported in the consolidated statement of cash flows for the year ended December 31, 2009, and the 2009 quarterly amounts that are required to be restated in 2010 quarterly periods were disclosed in Item 8 – Note 18 of notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Company has restated its condensed consolidated statement of cash flows for the six months ended June 30, 2009 to exclude the impact of sales of revenue-earning vehicles for which proceeds had not yet been received, as well as changes in certain vehicle-related incentives due from manufacturers, both of which were included in cash flow from operating activities as a change in receivables at the end of that period.  These amounts were directly offset by corresponding amounts reported in proceeds from sales of revenue-earning vehicles and purchases of revenue-earning vehicles in the investing section of the statement of cash flows.  The impact of the restatement on amounts reported in the operating and investing sections of the cash flow statements are equal in amount and fully offset.  There is no impact on the Company’s previously reported results of operations or financial position for the three and six months ended June 30, 2009, and this restatement does not affect the Company’s previously reported disclosures relating to liquidity or its compliance with debt covenants for this period.

A summary of the cash flow amounts affected by the restatement are as follows:

	Six Months
	Ended June 30, 2009
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$394,367	$(134,853)	$259,514

Net cash provided by investing activities	188,987	134,853	323,840

CHANGE IN CASH AND CASH EQUIVALENTS	(67,128)	-	(67,128)

15.	MERGER AND RELATED MATTERS

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

The Merger Agreement contains certain termination rights for both the Company and Hertz and further provides that, upon termination of the Merger Agreement, under specified circumstances, either the Company or Hertz may be required to pay the other party a termination fee of $44.6 million plus reimbursement of up to $5 million of such party’s reasonable out-of-pocket transaction expenses.

Pending litigation relating to the merger is described in Note 12 and under Part II, Item 1 – Legal Proceedings.  See also Part II, Item 1A – Risk Factors.  Further information regarding this proposed merger is contained in the preliminary proxy statement/prospectus filed with the SEC on May 25, 2010, and will be contained in other relevant materials to be filed with the SEC when  they become available.

16.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2010 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent event noted below.

On July 28, 2010, Avis Budget Group, Inc. (“Avis Budget”) made an offer to acquire the Company for $46.50 per share of the Company’s common stock, consisting of $39.25 in cash (which would include the proceeds of a pre-closing special dividend to be paid by the Company consistent with the Hertz proposal) and 0.6543 shares of Avis Budget stock (as of July 28, 2010 valued at $7.25).

*******

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
			%				%
U.S. and Canada	2010	2009	Change		2010	2009	Change

Vehicle Rental Data:

Average number of vehicles operated	108,513	109,368	(0.8%	)	101,616	104,648	(2.9%	)
Number of rental days	7,976,074	8,019,299	(0.5%	)	14,813,812	15,401,477	(3.8%	)
Vehicle utilization	80.8%	80.6%	0.2 p.p.		80.5%	81.3%	(0.8) p.p.
Average revenue per day	$47.65	$47.29	0.8%		$48.10	$47.04	2.3%
Monthly average revenue per vehicle	$1,168	$1,156	1.0%		$1,169	$1,154	1.3%
Average depreciable fleet	109,325	111,727	(2.1%	)	102,524	106,857	(4.1%	)
Monthly avg. depreciation (net) per vehicle	$193	$365	(47.1%	)	$199	$378	(47.4%	)

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

Reconciliation of reported GAAP pretax income per the
income statement to non-GAAP pretax income (loss):
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Income before income taxes - as reported	$70,052	$20,054	$117,102	$9,219

(Increase) decrease in fair value of derivatives	(7,504)	(9,409)	(14,874)	(14,454)

Long-lived asset impairment	239	-	239	261

Pretax income (loss) - non-GAAP	$62,787	$10,645	$102,467	$(4,974)

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income (loss):

Net income - as reported	$42,263	$12,404	$69,555	$3,464

(Increase) decrease in fair value of derivatives, net of tax (a)	(4,400)	(5,533)	(8,722)	(8,500)

Long-lived asset impairment, net of tax (b)	146	-	146	114

Net income (loss) - non-GAAP	$38,009	$6,871	$60,979	$(4,922)

Reconciliation of reported GAAP diluted earnings (loss)
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$1.40	$0.55	$2.31	$0.15

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.15)	(0.24)	(0.29)	(0.38)

EPS impact of long-lived asset impairment, net of tax	-	-	-	0.01

EPS, diluted - non-GAAP (c)	$1.26	$0.30	$2.02	$(0.23)

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($3,104,000) and ($3,876,000) for the three months ended June 30, 2010 and 2009, respectively, and ($6,152,000) and ($5,954,000) for the six months ended June 30, 2010 and 2009, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amount is $93,000 for the three and six months ended June 30, 2010 and $147,000 for the six months ended June 30, 2009.

(c)	Since each category of earnings per share is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

Corporate Adjusted EBITDA means earnings, excluding the impact of the (increase) decrease in fair value of derivatives, before non-vehicle interest expense, income taxes, non-vehicle depreciation, amortization, and certain other items as recapped below. The Company believes Corporate Adjusted EBITDA is important as it provides investors with a supplemental measure of the Company's liquidity by adjusting earnings to exclude certain non-cash items, in addition to its relevance as a measure of operating performance.  The items excluded from Corporate Adjusted EBITDA but included in the calculation of the Company’s reported net income are significant components of the accompanying condensed consolidated statements of income, and must be considered in performing a comprehensive assessment of overall financial performance.  Corporate Adjusted EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.  See table below for a reconciliation of Corporate Adjusted EBITDA to the most directly comparable GAAP financial measures.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reconciliation of net income to
Corporate Adjusted EBITDA

Net income - as reported	$42,263	$12,404	$69,555	$3,464

(Increase) decrease in fair value of derivatives	(7,504)	(9,409)	(14,874)	(14,454)
Non-vehicle interest expense	2,410	2,665	4,837	7,419
Income tax expense	27,789	7,650	47,547	5,755
Non-vehicle depreciation	5,513	4,831	10,326	10,171
Amortization	1,869	2,022	3,701	4,020
Non-cash stock incentives	1,728	788	2,412	1,906
Long-lived asset impairment	239	-	239	261
Other	(10)	(8)	(22)	(8)

Corporate Adjusted EBITDA	$74,297	$20,943	$123,721	$18,534

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$74,297	$20,943	$123,721	$18,534

Vehicle depreciation, net of gains/losses from disposal	63,279	121,997	122,295	241,808
Non-vehicle interest expense	(2,410)	(2,665)	(4,837)	(7,419)
Change in assets and liabilities, net of acquisitions, and other	(51,343)	(28,138)	(57,635)	6,591
Net cash provided by operating activities	$83,823	$112,137	$183,544	$259,514

Memo:
Net cash provided by / (used in) investing activites	$(190,561)	$(33,307)	$(132,162)	$323,840
Net cash provided by / (used in) financing activities	$24,540	$(9,323)	$(181,910)	$(650,482)

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Operating Results

During the second quarter of 2010, the Company’s revenues decreased primarily due to a $3.2 million reduction in leasing revenue.  During the second quarter of 2010, the Company continued to benefit from a strong used car market and continued focus on cost efficiency in addition to a slightly smaller fleet size, which resulted in significantly lower vehicle depreciation for the quarter compared to last year’s second quarter.  The Company had income before income taxes of $70.1 million for the second quarter of 2010, compared to income before income taxes of $20.1 million in the second quarter of 2009. Additionally, the Company recorded increases in the fair value of derivatives in the second quarters of 2010 and 2009.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$380.1	$379.2	$0.9	0.2%
Other	16.1	20.4	(4.3)	(20.9%	)
Total revenues	$396.2	$399.6	$(3.4)	(0.8%	)

Vehicle rental metrics:
Number of rental days	7,976,074	8,019,299	(43,225)	(0.5%	)
Average revenue per day	$47.65	$47.29	$0.36	0.8%

Vehicle rental revenue for the second quarter of 2010 increased 0.2%, due to a 0.8% increase in revenue per day totaling $2.9 million, partially offset by a 0.5% decrease in rental days totaling $2.0 million primarily due to company-owned store closures in 2009 that have not yet annualized.

Other revenue declined $4.3 million primarily due to a decrease of $3.2 million in leasing revenue attributable to the termination of a substantial portion of the licensee vehicle leasing program during 2009 and a $1.5 million reduction in the gain in the market value of investments in the Company’s deferred compensation and retirement plans as compared to the same period in 2009.  The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$193.4	$191.7	$1.7	0.9%
Vehicle depreciation and lease charges, net	63.3	122.3	(59.0)	(48.2%	)
Selling, general and administrative	55.1	52.1	3.0	5.8%
Interest expense, net of interest income	21.6	22.9	(1.3)	(5.6%	)
Long-lived asset impairment	0.2	-	0.2	100.0%
Total expenses	$333.6	$389.0	$(55.4)	(14.2%	)

(Increase) decrease in fair value of derivatives	$(7.5)	$(9.4)	$1.9	20.2%

Direct vehicle and operating expenses for the second quarter of 2010 increased $1.7 million.  As a percent of revenue, direct vehicle and operating expenses were 48.8% in the second quarter of 2010, compared to 48.0% in the second quarter of 2009.

The increase in direct vehicle and operating expense in the second quarter of 2010 primarily resulted from the following:

➢
Vehicle related expenses increased $5.3 million. This increase resulted primarily from an increase in gasoline expense of $2.6 million resulting from higher average gas prices, which is generally recovered in revenues from customers, and a $4.6 million increase in vehicle insurance expense primarily due to an increase in expense of $3.0 million related to an unfavorable judgment on a vicarious liability claim that the Company is appealing.  These increases were partially offset by a $2.4 million decrease in maintenance expenses primarily due to a newer and slightly reduced fleet coupled with a $0.8 million decrease in net vehicle damages resulting from improved recovery collections.   All other vehicle related expenses increased $1.3 million.

➢
Personnel related expenses decreased $2.0 million.  Approximately $2.0 million of the decrease resulted from a reduced number of employees driven by cost reduction efforts, while the Company also realized a $1.3 million decrease in group insurance expenses due to favorable claims experience and lower personnel levels.  These decreases were partially offset by a $0.7 million increase in 2010 incentive compensation expense, due to a difference in the timing of the incentive compensation accrual resulting from higher income for the second quarter of 2010 compared to the second quarter of 2009, and a $0.5 million increase in the vacation accrual due to a related policy change beginning in the first quarter of 2010.

➢	Communications and computer expenses decreased $1.8 million due to company-owned store closures and cost reduction initiatives.

➢	Bad debt expense decreased $0.6 million due to improved collection experience in 2010.

➢	All other direct vehicle and operating expenses increased $0.8 million.

Net vehicle depreciation and lease charges for the second quarter of 2010 decreased $59.0 million, primarily due to a 47.1% decrease in the average depreciation rate, coupled with a 2.1% decrease in total depreciable vehicles.  The decrease in the depreciation rate was primarily due to significantly improved conditions in the used car market that resulted in a gain on the disposition of revenue-earning vehicles of $27.5 million, extended vehicle holding periods, more diversified fleet mix, and process improvements made by the Company in vehicle remarketing practices. These gains effectively represent revisions to previous estimates of vehicle depreciation charges and reflect the historically high levels of prices in the used car market during the second quarter of 2010. The decrease in depreciable vehicles resulted from efforts to match the fleet to current demand levels.  As a percent of revenue, net vehicle depreciation and lease charges were 16.0% in the second quarter of 2010, compared to 30.6% in the second quarter of 2009.

Selling, general and administrative expenses for the second quarter of 2010 increased $3.0 million.  As a percent of revenue, selling, general and administrative expenses were 13.9% of revenue in the second quarter of 2010, compared to 13.0% in the second quarter of 2009.

The increase in selling, general and administrative expenses in the second quarter of 2010 primarily resulted from the following:

➢	Merger related costs incurred in 2010 totaled $6.8 million.

➢
Personnel related expenses increased $1.0 million primarily due to a $1.1 million increase in incentive compensation expense, due to a difference in the timing of the incentive compensation accrual resulting from higher income for the second quarter of 2010 compared to the second quarter of 2009 coupled with a $0.6 million increase in performance share expense, partially offset by a $0.5 million decrease in group insurance expenses.

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans decreased selling, general and administrative expenses by $1.5 million due to a reduction in the gain on these plans compared to the same period in 2009, which was offset by a corresponding reduction in those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	Outside services expense decreased $1.3 million primarily due to reduced consulting expense.

➢	Outsourcing expenses decreased $1.3 million due to fewer IT-related projects in 2010.

➢	All other selling, general and administrative expenses decreased by $0.7 million.

Net interest expense for the second quarter of 2010 decreased $1.3 million due to lower average vehicle debt, partially offset by reduced interest income as the Company used excess cash on hand in 2009 to reduce indebtedness, and to reinvest in the rental fleet.  Net interest expense was 5.4% of revenue in the second quarter of 2010, compared to 5.7% in the second quarter of 2009.

The change in fair value of the Company’s derivative agreements was an increase of $7.5 million for the second quarter of 2010 compared to an increase of $9.4 million for the second quarter of 2009, resulting in a quarter-over-quarter decrease of $1.9 million, primarily due to a decrease in interest rates in 2010.

Income tax expense for the second quarter of 2010 was $27.8 million.  The effective income tax rate in the second quarter of 2010 was 39.7% compared to 38.1% in the second quarter of 2009.  The effective income tax rate for the second quarter of 2010 and 2009 was higher than the statutory rate principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Operating Results

During the first half of 2010, the Company’s revenues declined primarily due to a 3.8% reduction in the number of rental days, of which approximately 3.4% resulted from company-owned stores closed in 2009, with the remainder due to a decline in overall travel demand.  Transaction declines were partially offset by a 2.3% increase in average revenue per day.  In addition to a decline in rental volume and fleet size, which lowered vehicle depreciation and direct vehicle and operating expenses during the first half of 2010, the Company continued to benefit from a strong used car market and continued focus on cost efficiency.  During the six month period ended June 30, 2010, income before income taxes was $117.1 million, compared to $9.2 million in the first half of 2009.  Additionally, the Company recorded increases in the fair value of derivatives in the first half of 2010 and 2009.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$712.6	$724.5	$(11.9)	(1.6%	)
Other	32.0	37.5	(5.5)	(14.7%	)
Total revenues	$744.6	$762.0	$(17.4)	(2.3%	)

Vehicle rental metrics:
Number of rental days	14,813,812	15,401,477	(587,665)	(3.8%	)
Average revenue per day	$48.10	$47.04	$1.06	2.3%

Vehicle rental revenue for the first half of 2010 decreased 1.6%, due to a 3.8% decrease in rental days totaling $27.6 million, partially offset by a 2.3% increase in revenue per day totaling $15.7 million.

Other revenue decreased $5.5 million primarily due to a decrease of $4.8 million in leasing revenue attributable to the termination of a substantial portion of the licensee vehicle leasing program during 2009 and a $1.2 million reduction in the gain in the market value of investments in the Company’s deferred compensation and retirement plans as compared to the same period in 2009.  The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$373.2	$376.7	$(3.5)	(0.9%	)
Vehicle depreciation and lease charges, net	122.3	242.2	(119.9)	(49.5%	)
Selling, general and administrative	103.5	99.0	4.5	4.5%
Interest expense, net of interest income	43.1	49.1	(6.0)	(12.3%	)
Long-lived asset impairment	0.2	0.3	(0.1)	(8.4%	)
Total expenses	$642.3	$767.3	$(125.0)	(16.3%	)

(Increase) decrease in fair value of derivatives	$(14.9)	$(14.5)	$(0.4)	(2.9%	)

Direct vehicle and operating expenses for the first half of 2010 decreased $3.5 million, primarily due to lower transaction levels, as well as an ongoing focus on cost reduction initiatives.  As a percent of revenue, direct vehicle and operating expenses were 50.1% in the first half of 2010, compared to 49.4% in the first half of 2009.

The decrease in direct vehicle and operating expense in the first half of 2010 resulted from the following:

➢	Communications and computer expenses decreased $3.0 million due to company-owned store closures and cost reduction initiatives.

➢	Bad debt expense decreased $2.3 million due to improved collection experience in 2010 and the bankruptcy of one of the Company’s tour operators during the first quarter of 2009.

➢
Personnel related expenses decreased $0.4 million.  Approximately $1.9 million of the decrease resulted from a reduced number of employees driven by cost reduction efforts, while the Company also realized a $2.1 million decrease in group insurance expense due to favorable claims and lower personnel expenses. These decreases were partially offset by a $1.8 million increase in the vacation accrual due to a related policy change beginning in the first quarter of 2010, coupled with a $1.8 million increase in 2010 incentive compensation expense due to a difference in the timing of the incentive compensation accrual, resulting from higher income for the first half of 2010 compared to the first half of 2009.

➢
Facility and airport concession expenses decreased $0.4 million.  This decrease resulted from decreases in rent expense of $1.4 million primarily due to company-owned store closures, offset by a $1.0 million increase in airport concession fees.

➢
Vehicle related expenses increased $3.8 million.  This increase resulted from a $6.1 million increase in gasoline expense resulting from higher average gas prices, which is generally recovered in revenues from customers, and a $3.8 million increase in vehicle insurance expense primarily due to an increase in expense of $3.0 million related to an unfavorable judgment on a vicarious liability claim that the Company is appealing.  These increases were partially offset by a $2.6 million decrease in net vehicle damages resulting from improved damage recovery collections and a $3.8 million decrease in vehicle maintenance expense primarily resulting from a newer and slightly reduced fleet.

Net vehicle depreciation and lease charges for the first half of 2010 decreased $119.9 million, primarily due to a 47.4% decrease in the average depreciation rate, coupled with a 4.1% decrease in total depreciable vehicles.  The decrease in the depreciation rate was primarily due to significantly improved conditions in the used car market that resulted in a gain on the disposition of revenue-earning vehicles of $53.2 million, extended vehicle holding periods, more diversified fleet mix, and process improvements made by the Company in vehicle remarketing practices. These gains effectively represent revisions to previous estimates of vehicle depreciation charges and reflect the historically high levels of prices in the used car market during the first half of 2010. The decrease in depreciable vehicles resulted from efforts to match the fleet to current demand levels.  As a percent of revenue, net vehicle depreciation and lease charges were 16.4% in the first half of 2010, compared to 31.8% in the first half of 2009.

Selling, general and administrative expenses for the first half of 2010 increased $4.5 million.  As a percent of revenue, selling, general and administrative expenses were 13.9% of revenue in the first half of 2010, compared to 13.0% in the first half of 2009.

The increase in selling, general and administrative expenses in the first half of 2010 resulted from the following:

➢	Merger related costs incurred in 2010 totaled $8.5 million.

➢
Personnel related expenses increased $3.9 million due to a $2.8 million increase in incentive compensation expense, due to a difference in the timing of the incentive compensation accrual, resulting from higher income for the first half of 2010 compared to the first half of 2009, coupled with a $1.1 million increase in the vacation accrual and a $0.6 million increase in performance share expense, partially offset by a $0.5 million decrease in group insurance expenses.

➢	Outsourcing expenses decreased $3.0 million due to fewer IT-related projects in 2010.

➢	Outside services expense decreased $1.4 million primarily due to reduced consulting expense.

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans decreased selling, general and administrative expenses by $1.2 million due to a reduction in the gain on these plans compared to the same period in 2009, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	Sales and marketing expenses decreased $1.2 million primarily due to a decrease in marketing and promotion advertising expenses.

Net interest expense for the first half of 2010 decreased $6.0 million due to lower average vehicle debt, partially offset by reduced interest income as the Company used excess cash on hand in 2009 to reduce indebtedness, and to reinvest in the rental fleet.  Net interest expense was 5.9% of revenue in the first half of 2010, compared to 6.5% in the first half of 2009.

The change in fair value of the Company’s derivative agreements was an increase of $14.9 million for the first half of 2010 compared to an increase of $14.5 million for the first half of 2009, resulting in an increase of $0.4 million.

Income tax expense for the first half of 2010 was $47.5 million.  The effective income tax rate for the first half of 2010 was 40.6%, compared to 62.4% in the first half of 2009.  The effective income tax rate for the first half of 2010 and 2009 was higher than the statutory rates principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2010

The Company reaffirmed its previously announced guidance updates for 2010 for revenue, fleet costs and Corporate Adjusted EBITDA, as well as for fleet costs for 2011.

As previously announced, the Company expects revenue growth in 2010 of 1% to 2% over 2009 as growth in the back half of 2010 is expected to more than offset the decline realized during the first half of the year.

The Company noted that it sold approximately 32,500 risk vehicles during the first half of 2010 at a cumulative pretax gain of $53.2 million.  The Company also noted that it expects gains from vehicle dispositions to decline significantly during the second half of 2010, and as a result, expects its depreciation per unit per month to be within a range from $300 to $310 per unit per month during the third and fourth quarters of 2010.  Based on results for the first half of 2010, combined with the fleet cost outlook for the third and fourth quarters, the Company expects its full year 2010 fleet cost to be $245 to $255 per unit per month.

Based on the Company’s actual results through the second quarter and its outlook for revenue and fleet costs for the remainder of 2010, the Company expects Corporate Adjusted EBITDA, excluding merger-related expenses, to be within a range of $200 million to $220 million for the full year of 2010.   The Company’s 2009 Corporate Adjusted EBITDA was $99.4 million.

In addition, the Company reaffirmed its expected fleet cost for 2011 to be within a range of $300 to $310 per unit per month.  The Company noted that the ongoing positive effects of changes made in its operations and fleet management, combined with solid macroeconomic factors in the used car market, are expected to impact fleet costs in 2011 and beyond.  The 2011 fleet cost range excludes the impact of gains or losses from future vehicle dispositions.  The size and timing of future gains or losses on vehicle dispositions will depend on prevailing conditions in the used car market, as well as management’s ability to execute a fleet plan that takes advantage of changing market conditions.

See below for the reconciliation of estimated Corporate Adjusted EBITDA for the full year of 2010.

	Full Year
	2010	2009
	(in millions)
Reconciliation of Pretax income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$152 - $172	$81

(Increase) decrease in fair value of derivatives (2010 amount is YTD June 2010)	(15)	(29)
Non-vehicle interest expense	10	13
Non-vehicle depreciation	21	19
Amortization	7	8
Non-cash stock incentives	4	5
Long-lived asset impairment	-	2
Merger-related costs (a)	21	-

Corporate Adjusted EBITDA, excluding merger-related costs	$200-$220	$99

(a)  Merger-related costs include legal, litigation, advisory and other fees related to a potential merger transaction.  These costs are added into the Company's Corporate Adjusted EBITDA reconciliation to make the 2010 period comparable with the 2009 period.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and working capital.  The Company uses both cash and letters of credit to support asset backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes.  The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, the Senior Secured Credit Facilities (hereinafter defined) and insurance bonds.

Cash generated by operating activities of $183.5 million for the six months ended June 30, 2010 was primarily the result of net income, adjusted for depreciation.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities.  The asset backed medium term notes require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  The letters of credit are provided under the Company’s Revolving Credit Facility (hereinafter defined).

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2010.  The Series 2006-1 notes totaling $600 million will begin amortizing monthly from December 2010 through May 2011.  The Company believes it would be able to refinance or replace its asset backed medium term notes with other debt upon their maturity or in the event of an early amortization based on its current cash position and the April 2010 completion of a $200 million Series 2010-1 asset backed variable funding note facility (the “Series 2010-1 VFN”) and the June 2010 completion of a $300 million Series 2010-2 asset backed variable funding note facility (the “Series 2010-2 VFN”).  The Series 2010-2 VFN is currently undrawn.

Cash used in investing activities was $132.2 million.  The principal expenditure of cash from investing activities during the six months ended June 30, 2010 was for purchases of new revenue-earning vehicles, which totaled $1.1 billion, partially offset by $438.9 million in proceeds from the sale of used revenue-earning vehicles.  In addition, at June 30, 2010, restricted cash and investments decreased $509.0 million from December 31, 2009, including $509.2 million used for payoff of the Series 2005-1 notes and vehicle purchases, partially offset by interest income earned on restricted cash and investments of $0.2 million.  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under its vehicle financing programs, cash provided from operations and from disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $13.3 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology related projects.

Cash used in financing activities was $181.9 million primarily due to the $400 million of scheduled debt repayments on the Series 2005-1 notes, partially offset by the issuance of the Series 2010-1 VFN totaling $200 million.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments.  At June 30, 2010, the Company had $60.2 million in letters of credit, including $55.0 million in letters of credit noted under the Revolving Credit Facility, and $41.8 million in surety bonds to secure these obligations.

Asset Backed Medium Term Note and Variable Funding Note Programs

The asset backed medium term note program at June 30, 2010 was comprised of $1.1 billion in asset backed medium term notes with maturities in 2011 and 2012.  Borrowings under the asset backed medium term notes are secured by eligible vehicle collateral, among other things, and bear interest at fixed rates of 5.27% for the Series 2006-1 notes and 5.16% for the Series 2007-1 notes including floating rate notes swapped to fixed rates.  Proceeds from the asset backed medium term notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $81.9 million at June 30, 2010.

The Series 2006-1 notes and the Series 2007-1 notes will begin scheduled amortization in December 2010 and February 2012, respectively, and each will amortize over a six-month period.  The $400 million Series 2005-1 notes began scheduled amortization in January of 2010 and were paid in full as of June 30, 2010.

In April 2010, RCFC issued a $200 million Series 2010-1 VFN which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.  The 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.

In April 2010, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

In June 2010, RCFC completed a $300 million Series 2010-2 VFN which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period.  The Series 2010-2 VFN is currently undrawn.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR when drawn.  The 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.

In June 2010, in connection with the completion of the Series 2010-2 VFN, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.

Vehicle Debt and Obligations

In May 2010, the Company paid in full its Canadian fleet securitization program and completed a new CAD $150 million Canadian fleet securitization program. This program has a term of one year and requires a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers and a utilization fee of 100 basis points on the unused program amount.  At June 30, 2010, DTG Canada had approximately CAD $102.0 million (US $95.8 million) funded under this program.

Senior Secured Credit Facilities

At June 30, 2010, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $153.1 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant to maintain a minimum adjusted tangible net worth of $150 million, and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the collateral agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility.  The Senior Secured Credit Facilities contain certain other restrictive covenants, including annual limitations on non-vehicle capital expenditures, and a prohibition against cash dividends and share repurchases.  The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  As of June 30, 2010, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit.  The Revolving Credit Facility contains sub-limits of $40 million and $100 million that restrict the amount of capacity available for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations, respectively.  The Company had letters of credit outstanding under the Revolving Credit Facility of $39.8 million for U.S. enhancement, $37.5 million for Canadian enhancement and $63.0 million in general purpose enhancements, with remaining available capacity of $91.0 million at June 30, 2010.

In both March and June 2010, the Company made $2.5 million in principal payments on its Term Loan and will continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

Income Taxes

The Company utilizes a Like-Kind Exchange Program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred. To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, thereby deferring taxable gains from vehicle dispositions.  In addition, the Company has historically elected to utilize accelerated or “bonus” depreciation methods on its vehicle inventories in order to defer its cash liability for U.S. taxes.

As a result of significant reductions in vehicle inventory levels during 2009 and 2010, and low tax basis in existing vehicle inventories as a result of accelerated depreciation in prior periods, the Company is realizing a reversal of prior period income tax deferrals, resulting in the potential for tax liabilities being required to be paid in 2010.  The Company has made estimated income tax payments during the first half of 2010 totaling $61.1 million, and may make additional payments during the remainder of 2010.  Legislation currently being considered in Congress would extend bonus depreciation allowances for assets placed in service in 2010.  If enacted, the Company expects that its 2010 cash tax liability would be substantially reduced, with the result that the payments made through June 30, 2010 would well exceed the anticipated 2010 tax liability, thereby eliminating the need for further estimated tax payments for 2010.  If legislation is enacted, the federal and state income tax liability for 2010 is estimated to be approximately $25 million, and if not enacted, could range up to $125 million.

New Accounting Standards

For a discussion on new accounting standards refer to Note 13 of the Notes to condensed consolidated financial statements in Item 1 – Financial Statements.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2010, a 50 basis point fluctuation in interest rates would have an approximate $2 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At June 30, 2010, cash and cash equivalents totaled $269.9 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $113.5 million.

At June 30, 2010, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2009, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2009 for the tabular entries, (i) “Vehicle Debt and Obligations - Floating Rates,” from $1,307.1 million at December 31, 2009 to $1,259.3 million at June 30, 2010, which reduction includes the payoff of the variable-rate portion of the Series 2005-1 notes of $290.0 million offset by the issuance of the 2010-1 variable funding note of $200.0 million and an increase in fair market value of the asset backed medium term notes of $42.2 million and (ii) “Vehicle Debt and Obligations – Fixed Rates,” from $110.4 million at December 31, 2009 to a zero balance at June 30, 2010, due to the  payoff of the fixed-rate portion of the Series 2005-1 notes of $110.0 million.

ITEM 4.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  The disclosure controls and procedures are also designed with the objective of ensuring such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing the disclosure controls and procedures, the Company’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009:

Various class action complaints relating to the proposed transaction with Hertz have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders will receive in connection with the proposed transaction is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement.  These complaints also allege that the proxy materials that will be sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The complaints seek various forms of relief, including injunctive relief that would, if granted, prevent the proposed transaction from being consummated in accordance with the agreed-upon terms.  The cases are as follows:  1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - plaintiffs have withdrawn their request for temporary injective relief; 2) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) - the case is stayed pending a ruling on Defendants' motion to dismiss; and 3) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - a preliminary injunction hearing is set for August 25, 2010.  The Company believes that these complaints are without merit and is defending them vigorously.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code, breach of contract, and violation of the Colorado Consumer Protection Act.  The class action lawsuit in Colorado was dismissed in July 2010.  The Company intends to vigorously defend the remaining matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

ITEM 1A.                  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with the exception of the following:

Pending Acquisition by Hertz

On April 25, 2010, we entered into the Merger Agreement providing for Hertz to acquire the Company for a purchase price of $41.00 per share, in a mix of cash and Hertz common stock.  The proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations.  The proposed transaction may also affect our relationships with third parties.  The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.  Additionally, the Company, its directors and Hertz have been named in purported class actions relating to the proposed transaction as more fully described in Note 12 to the condensed consolidated financial statements and under Part II, Item 1 – Legal Proceedings; these or any future lawsuits or proceedings may be time consuming and expensive.  A delay in the consummation of the proposed transaction could exacerbate the impact of the risks associated with the proposed transaction, if they were to occur.

The proposed transaction is subject to customary closing conditions, including, among others, adoption of the Merger Agreement by the Company’s stockholders, regulatory approvals, absence of any law or order prohibiting the transaction, effectiveness of the registration statement for the shares of Hertz common stock to be issued in the merger and the listing of such shares on the New York Stock Exchange, accuracy of certain representations and warranties and material compliance with covenants, absence of any Material Adverse Effect (as defined) with respect to the Company or Hertz and payment by the Company of a $200 million special dividend.

The Merger Agreement contains certain termination rights for both the Company and Hertz and further provides that, upon termination of the Merger Agreement under specified circumstances, either the Company or Hertz may be required to pay the other party a termination fee of $44.6 million, plus reimbursement of up to $5 million of such party’s reasonable out-of-pocket transaction expenses.

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

2.1
Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed April 29, 2010, Commission File No. 1-13647*

4.215
Collateral Assignment of Exchange Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.216
Note Purchase Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Saratoga Funding Corp., LLC, as conduit purchaser, Deutsche Bank AG, New York Branch, as committed purchaser, and Deutsche Bank AG, New York Branch, as managing agent and administrative agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.217
Series 2010-1 Supplement to the Amended and Restated Base Indenture, dated as of April 8, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.218
Master Motor Vehicle Lease and Servicing Agreement (Group V), dated as of April 8, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.219
Series 2010-1 Supplement to the Amended and Restated Base Indenture, dated as of April 8, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 8-K/A, filed May 14, 2010, Commission File No. 1-13647*

4.220
Collateral Assignment of Exchange Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.221
Note Purchase Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Wells Fargo Bank, N.A., as initial note purchaser, and those note purchasers from time to time becoming party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.222
Series 2010-2 Supplement to the Amended and Restated Base Indenture, dated as of June 17, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.223
Master Motor Vehicle Lease and Servicing Agreement (Group VI), dated as of June 17, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.224
Amendment No. 1 effective April 23, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, Chicago Deferred Exchange Company, VEXCO, LLC and Deutsche Bank Trust Company Americas**

15.38	Letter from Deloitte & Touche LLP regarding interim financial information**
23.42
Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2009, filed June 24, 2010, Commission File No. 1-13647*

31.67	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.68	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.67	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.68	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_____________________

*Incorporated by reference
**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 3, 2010	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
August 3, 2010	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

4.224
Amendment No. 1 effective April 23, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, Chicago Deferred Exchange Company, VEXCO, LLC and Deutsche Bank Trust Company Americas

15.38	Letter from Deloitte & Touche LLP regarding interim financial information
31.67	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.68	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.67	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.68	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002