Form 10-Q
period 2010-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2010-11-02
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock as of October 29, 2010 was 28,738,372.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 1A.	RISK FACTORS	42

ITEM 5.	OTHER INFORMATION	44

ITEM 6.	EXHIBITS	46

SIGNATURES	47

INDEX TO EXHIBITS	48

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

    This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2010” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact on our results and liquidity if we become obligated to pay a termination fee to Hertz Global Holdings, Inc. (“Hertz”), which will depend on whether we complete a qualifying business combination transaction within 12 months of the October 1, 2010 termination date of our merger agreement with Hertz, and whether and the extent to which the relevant third party would bear all or any portion of that fee;

•
whether Avis Budget Group, Inc. (“Avis”) would obtain regulatory approval to engage in a business combination transaction with us and, if so, the conditions upon which such approval would be granted (including potential divestitures of assets or businesses of either company), whether we and Avis would reach agreement on the terms of such a transaction, whether our stockholders would approve the transaction and whether other conditions to consummation of the transaction would be satisfied or waived;

•
the risks to our business and prospects pending any future business combination transaction, diversion of management’s attention from day-to-day operations, a loss of key personnel, disruption of our operations, and the impact of pending or future litigation relating to any business combination transaction;

•
the risks to our business and growth prospects as a stand-alone company, in light of our dependence on future growth of the economy as a whole to achieve meaningful revenue growth in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, and the impact of our limited financial resources on our ability to finance growth through acquisitions or to expand internationally;

•
the impact of persistent pricing and demand pressures, particularly in light of the continuing volatility in the global financial and credit markets and concerns about global economic prospects and the timing and strength of a recovery, and whether consumer confidence and spending levels will improve;

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

•
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost, including the impact on our results of expected increases in our vehicle depreciation costs in 2011 based on our current expectations with respect to the used vehicle market, and our ability to reduce our fleet capacity as and when projected by our plans;

•	the timing and strength of a recovery in the U.S. automotive industry, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers;
•	the effectiveness of actions we take to manage costs and liquidity;
•	our ability to obtain cost-effective financing as needed (including replacement of asset-backed notes and other indebtedness as it comes due) without unduly restricting operational flexibility;
•
our ability to comply with financial covenants or to obtain necessary amendments or waivers, and the impact of the terms of any required amendments or waivers, such as potential reductions in lender commitments;

•
our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for our asset-backed financing structures, including Financial Guaranty Insurance Company, which has indicated that it has not satisfied the conditions for effectuating its surplus restoration plan as required by the New York State Insurance Department;

•
the potential for significant cash tax payments in 2011 and beyond as a result of the reduction in our fleet size, our use of bonus depreciation methods and the resulting impact of our inability to defer gains on the disposition of our vehicles under our like-kind exchange program;

•	airline travel patterns, including disruptions or reductions in air travel resulting from industry consolidation, capacity reductions, pricing actions or other events, such as airline bankruptcies;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed;
•	access to reservation distribution channels;
•	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
•
the cost of regulatory compliance, costs and other effects of potential future initiatives, including those directed at climate change and its effects, and the costs and outcome of pending litigation; and

•	the impact of other events that can disrupt consumer travel, such as natural and man-made catastrophes, pandemics and actual and perceived threats or acts of terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2010

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)

	2010	2009	2010	2009
REVENUES:
Vehicle rentals	$425,467	$418,665	$1,138,029	$1,143,172
Other	18,077	20,227	50,072	57,755
Total revenues	443,544	438,892	1,188,101	1,200,927

COSTS AND EXPENSES:
Direct vehicle and operating	204,207	213,412	577,430	590,102
Vehicle depreciation and lease charges, net	85,732	102,968	208,060	345,206
Selling, general and administrative	59,359	54,746	162,841	153,751
Interest expense, net of interest income of	22,335	24,554	65,392	73,630
$472, $691, $965 and $5,414, respectively
Long-lived asset impairment	703	383	942	644
Total costs and expenses	372,336	396,063	1,014,665	1,163,333

(Increase) decrease in fair value of derivatives	(6,464)	(5,569)	(21,338)	(20,023)

INCOME BEFORE INCOME TAXES	77,672	48,398	194,774	57,617

INCOME TAX EXPENSE	28,507	18,304	76,054	24,059

NET INCOME	$49,165	$30,094	$118,720	$33,558

BASIC EARNINGS PER SHARE	$1.72	$1.38	$4.15	$1.55

DILUTED EARNINGS PER SHARE	$1.62	$1.29	$3.93	$1.47

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2010	2009
ASSETS:	(Unaudited)

Cash and cash equivalents	$419,007	$400,404
Cash and cash equivalents-required minimum balance	100,000	100,000
Restricted cash and investments	289,602	622,540
Receivables, net	116,846	104,645
Prepaid expenses and other assets	68,542	63,377
Revenue-earning vehicles, net	1,468,017	1,228,637
Property and equipment, net	91,409	96,198
Income taxes receivable	32,963	4,065
Intangible assets, net	24,297	26,071

Total assets	$2,610,683	$2,645,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$51,355	$48,366
Accrued liabilities	188,300	204,340
Deferred income tax liability	202,487	162,923
Vehicle insurance reserves	117,504	108,584
Debt and other obligations	1,530,329	1,727,810
Total liabilities	2,089,975	2,252,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,162,725 and 34,951,351 issued, respectively, and
28,737,172 and 28,536,445 outstanding, respectively	352	349
Additional capital	938,993	932,693
Accumulated deficit	(174,465)	(293,185)
Accumulated other comprehensive loss	(16,276)	(18,374)
Treasury stock, at cost (6,425,553 and 6,414,906 shares, respectively)	(227,896)	(227,569)
Total stockholders' equity	520,708	393,914

Total liabilities and stockholders' equity	$2,610,683	$2,645,937

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,720	$33,558
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	271,232	363,622
Non-vehicle depreciation	15,108	15,058
Net gains from disposition of revenue-earning vehicles	(63,214)	(18,879)
Amortization	5,472	6,155
Performance share incentive, stock option and restricted stock plans	3,254	3,618
Interest income earned on restricted cash and investments	(371)	(2,859)
Long-lived asset impairment	942	644
Provision for (recovery of) losses on receivables	(743)	2,371
Deferred income taxes	39,089	(19,694)
Change in fair value of derivatives	(21,338)	(20,023)
Change in assets and liabilities:
Income taxes payable/receivable	(28,813)	25,528
Receivables	4,044	13,008
Prepaid expenses and other assets	(309)	8,234
Accounts payable	6,202	(1,633)
Accrued liabilities	9,084	11,893
Vehicle insurance reserves	8,920	1,841
Other	424	2,440

Net cash provided by operating activities	367,703	424,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,122,825)	(746,084)
Proceeds from sales	659,566	1,098,685
Change in cash and cash equivalents - required minimum balance	-	(100,000)
Net change in restricted cash and investments	333,309	37,708
Property, equipment and software:
Purchases	(18,046)	(6,902)
Proceeds from sales	461	102
Acquisition of businesses, net of cash acquired	-	(8)

Net cash provided by (used in) investing activities	(147,535)	283,501

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	299,980	43,279
Payments of vehicle debt and other obligations	(489,966)	(750,916)
Payments of non-vehicle debt	(7,500)	(20,000)
Issuance of common shares	2,964	2,045
Excess tax benefit on share-based awards	(327)	-
Financing issue costs	(6,716)	(6,441)

Net cash used in financing activities	(201,565)	(732,033)

CHANGE IN CASH AND CASH EQUIVALENTS	18,603	(23,650)

CASH AND CASH EQUIVALENTS:
Beginning of period	400,404	229,636

End of period	$419,007	$205,986

See notes to condensed consolidated financial statements, including Note 14 for supplemental cash flow information.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset-backed note indenture and other agreements.  A portion of these funds is restricted due to the like-kind exchange tax program for deferred tax gains on eligible vehicle remarketing.  These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.  Restricted cash and investments are excluded from Cash and Cash Equivalents.

3.	SHARE-BASED PAYMENT PLANS

Long-Term Incentive Plan

At September 30, 2010, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,920,385 shares.  The Company has 468,200 shares available for future LTIP awards at September 30, 2010 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares of remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $0.8 million and $3.2 million during the three and nine months ended September 30, 2010, respectively, and $2.4 million and $4.7 million during the three and nine months ended September 30, 2009, respectively, for such awards.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $0.3 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, and $0.9 million and $2.0 million for the three and nine months ended September 30, 2009, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.5 million and $1.3 million in compensation costs (included in the $0.8 million and $3.2 million discussed above) for the three and nine months ended September 30, 2010, respectively, and $0.7 million and $2.0 million (included in the $2.4 million and $4.7 million discussed above) for the three and nine months ended September 30, 2009, respectively.  No awards were granted in 2010.  The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant.  The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows: weighted-average expected life of the awards of five years, volatility factor of 80.24%, risk-free rate of 2.36% and no dividend payments.  The weighted average grant-date fair value of these options was $2.97.  The options vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at September 30, 2010 and 2009 for the options issued is $1.6 million and $3.2 million, respectively.

The following table sets forth the non-qualified option rights activity under the LTIP for the nine months ended September 30, 2010:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2010	2,451	$6.55	8.11	$46,702

Granted	-	-
Exercised	(165)	17.96
Canceled	(1)	19.38

Outstanding at September 30, 2010	2,285	$5.72	7.86	$101,449

Fully vested options at:
September 30, 2010	551	$4.05	7.81	$25,372
Outstanding options at September 30,
2010 expected to vest	1,734	$6.25	7.88	$76,077

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $2.0 million and $3.5 million, respectively, and for both the three and nine months ended September 30, 2009 was $0.6 million.  Total cash received for non-qualified option rights exercised during the three and nine months ended September 30, 2010 totaled $0.9 million and $3.0 million, respectively, and for both the three and nine months ended September 30, 2009 was $2.0 million.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The Company did not realize a tax benefit for the options exercised during the three months ended September 30, 2010; however, the Company realized $0.8 million in tax benefits for the options exercised during the nine months ended September 30, 2010.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	836	8.04	$0.95	274	$0.95

$4.44 - $11.45	1,113	8.53	4.52	229	4.84

$13.98 - $24.38	336	5.20	21.61	48	18.29

$0.77 - $24.38	2,285	7.86	$5.72	551	$4.05

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

The maximum number of performance shares that may be granted under the LTIP during any year to any participant is 160,000 common shares.  The Company recognized $0.2 million and $1.6 million in compensation costs (included in the $0.8 million and $3.2 million discussed above) for the three and nine months ended September 30, 2010, respectively, and $1.0 million and $1.5 million (included in the $2.4 million and $4.7 million discussed above) for the three and nine months ended September 30, 2009, respectively.

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

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2010 and any changes during the nine months ended September 30, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	188	$39.75
Granted	-	-
Vested	(33)	56.60
Forfeited	(58)	56.35
Nonvested at September 30, 2010	97	$24.38

At September 30, 2010, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $0.1 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the remaining three months of 2010.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2010 and 2009 was $1.0 million and $0.1 million, respectively.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The Company recognized $0.1 million and $0.3 million in compensation costs (included in the $0.8 million and $3.2 million discussed above) for the three and nine months ended September 30, 2010, respectively, and $0.7 million and $1.2 million (included in the $2.4 million and $4.7 million discussed above) for the three and nine months ended September 30, 2009, respectively.  These grants generally vest at the end of the fiscal year in which the grants were made.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  In January 2010, non-employee directors were granted 17,800 shares with a grant-date fair value of $25.28 per share that fully vest on December 31, 2010. In January 2009, the Company granted 95,812 shares with a grant-date fair value of $1.23 per share and granted 56,910 shares that had the right to receive cash payments at the settlement date price.  The grants fully vested on December 31, 2009.  An employee director was also granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share, that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  At September 30, 2010, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.2 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of September 30, 2010 and changes during the nine months ended September 30, 2010:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2010	94	$4.24
Granted	18	25.28
Vested	(14)	(6.85)
Forfeited	-	-
Nonvested at September 30, 2010	98	$7.71

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Depreciation of revenue-earning vehicles	$95,714	$119,708	$271,232	$363,622
Net gains from disposal of revenue-earning vehicles	(9,991)	(16,773)	(63,214)	(18,879)
Rents paid for vehicles leased	9	33	42	463

	$85,732	$102,968	$208,060	$345,206

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown below (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Net income	$49,165	$30,094	$118,720	$33,558

Basic EPS:
Weighted average common shares	28,644,859	21,729,092	28,592,794	21,592,137

Basic EPS	$1.72	$1.38	$4.15	$1.55

Diluted EPS:
Weighted average common shares	28,644,859	21,729,092	28,592,794	21,592,137

Shares contingently issuable:
Stock options	1,227,828	1,060,374	1,224,370	647,196
Performance awards	174,926	257,682	121,816	227,501
Employee compensation shares deferred	49,061	66,870	49,440	124,252
Director compensation shares deferred	222,802	141,092	221,042	160,504

Shares applicable to diluted	30,319,476	23,255,110	30,209,462	22,751,590

Diluted EPS	$1.62	$1.29	$3.93	$1.47

For the three and nine months ended September 30, 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

For the three and nine months ended September 30, 2009, outstanding common stock equivalents that were anti-dilutive and therefore excluded from the computation of diluted EPS totaled 165,491 and 410,220, respectively.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Trade accounts receivable and other	$71,602	$76,304
Vehicle manufacturer receivables	46,798	30,194
Car sales receivable	4,068	5,677
	122,468	112,175
Less: Allowance for doubtful accounts	(5,622)	(7,530)
	$116,846	$104,645

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Vehicle debt and other obligations
Asset backed medium term notes:
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matures May 2011)	600,000	600,000
Series 2005-1 notes (matured June 2010)	-	400,000
	1,100,000	1,500,000
Discounts on asset backed medium term notes	-	(5)
Asset backed medium term notes, net of discount	1,100,000	1,499,995

Series 2010-1 variable funding note (matures September 2012)	200,000	-
CAD Series 2010-1 Note (Canadian fleet financing)	79,704	-
Limited partner interest in limited partnership
(Canadian fleet financing)	-	69,690

Total vehicle debt and other obligations	1,379,704	1,569,685

Non-vehicle debt
Term Loan	150,625	158,125
Total non-vehicle debt	150,625	158,125

Total debt and other obligations	$1,530,329	$1,727,810

The Series 2006-1 notes and the Series 2007-1 notes will begin scheduled amortization in December 2010 and February 2012, respectively, and each will amortize over a six-month period.  These scheduled amortization periods may be accelerated under certain circumstances, including an Event of Bankruptcy with respect to the applicable monoline or bond insurer (each, a “Monoline”).  The Series 2006-1 notes and Series 2007-1 notes are insured by Ambac Assurance Corporation (“AMBAC”) and Financial Guaranty Insurance Company (“FGIC”), respectively.  On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).

As of November 2, 2010, the NYID has taken no further public action with respect to FGIC, but may at any time seek an order of rehabilitation or liquidation of FGIC.  Depending on the circumstances, such action by the NYID and/or the issuance of such order would result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1.  On November 1, 2010, AMBAC’s parent company, Ambac Financial Group, Inc., announced that it had determined not to make a regularly scheduled interest payment on certain of its debt securities and that, because it has been unable to raise capital as an alternative to bankruptcy protection, it is pursuing a restructuring of its outstanding debt through a prepackaged bankruptcy proceeding.   The timing of any restructuring and its potential effect on AMBAC and its obligations under outstanding financial insurance policies, including with respect to the Series 2006-1 notes, is uncertain.  See Item 2 - Liquidity and Capital Resources for further discussion.

During 2010, the Company added $950 million of U.S. fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a  result of an event of bankruptcy with respect to a Monoline.  Of this new capacity, $450 million was completed through a note issuance on October 28, 2010 (see Note 16 for further discussion), and the remaining $500 million of capacity was added in April and June 2010 as outlined below.

In April 2010, RCFC completed a $200 million asset-backed variable funding note facility (the “Series 2010-1 VFN”) which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.  The 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to effectively limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

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

In June 2010, RCFC completed a $300 million asset-backed variable funding note facility (the “Series 2010-2 VFN”), which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period. The Series 2010-2 VFN was undrawn at September 30, 2010.   At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR when drawn.  The 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to effectively limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.  On October 22, 2010, the Company utilized $225 million of the Series 2010-2 VFN.

In each of March, June and September 2010, the Company made a minimum quarterly principal payment of $2.5 million under the Term Loan. The Company expects to continue to make minimum quarterly principal payments of $2.5 million through the maturity of the Term Loan in June 2013, when the remaining balance will be paid in full.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements for each related asset-backed medium-term note issuance in 2006 and 2007, to effectively convert variable interest rates on a total of $1.1 billion in asset-backed medium-term notes to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its 2010-1 and 2010-2 asset-backed variable funding notes, to effectively limit the variable interest rates on a total of $500 million in asset-backed variable funding notes.  These caps have termination dates through December 2013.

The fair value of derivatives outstanding at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$379	Prepaid expenses and other assets	$-	Accrued liabilities	$37,335	Accrued liabilities	$40,639

Total derivatives designated as hedging instruments		$379		$-		$37,335		$40,639

Derivatives not designated as hedging instruments

Interest rate contracts	Prepaid expenses and other assets	$128	Receivables	$16	Accrued liabilities	$12,913	Accrued liabilities	$34,732

Total derivatives not designated as hedging instruments
		$128		$16		$12,913		$34,732

Total derivatives		$507		$16		$50,248		$75,371

The interest rate swap agreements related to the Series 2006-1 notes and the interest rate cap agreement related to the Series 2010-1 VFN do not qualify for hedge accounting treatment.  The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2010	2009	2010	2009
					Net increase in fair value of
Interest rate contracts	$(6,464)	$(5,569)	$(21,338)	$(20,023)	derivatives

Total	$(6,464)	$(5,569)	$(21,338)	$(20,023)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) and the interest rate cap agreement entered into in June 2010 related to the Series 2010-2 VFN (“2010-2 Cap”) both constitute cash flow hedges and satisfy the criteria for hedge accounting under the “long-haul” method.  The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Three Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$1,211	$(555)	$(3,602)	$(3,553)	interest income

Total	$1,211	$(555)	$(3,602)	$(3,553)

Nine Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$1,695	$6,579	$(10,540)	$(10,327)	interest income

Total	$1,695	$6,579	$(10,540)	$(10,327)

Note: Amount of Gain or (Loss) Reclassified from AOCI into income, which was disclosed without the tax effect in the condensed consolidated financial statements for the three and nine months ended September 30, 2009, has been modified to conform to the presentation for the three and nine months ended September 30, 2010 on a net of tax basis.

At September 30, 2010, the Company’s interest rate contracts related to the 2007 Swap and the 2010-2 Cap were effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $14.0 million of net deferred loss related to the 2007 Swap and 2010-2 Cap will be reclassified into earnings within the next 12 months.

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

The following tables show assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 9/30/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$507	$-	$507	$-
Derivative Liabilities	(50,248)	-	(50,248)	-
Marketable Securities (available for sale)	296	296	-	-
Deferred Compensation Plan Assets (a)	3,775	-	3,775	-

Total	$(45,670)	$296	$(45,966)	$-

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

There were no transfers into or out of Level 1 or Level 2 measurements for the nine months ended September 30, 2010 or the twelve months ended December 31, 2009.  The Company had no Level 3 financial instruments at any time during the nine months ended September 30, 2010 or the twelve months ended December 31, 2009.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $134.9 million and $41.3 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Foreign Currency Translation Risk – A portion of the Company’s debt is denominated in Canadian dollars, thus its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral, which is the Company’s Canadian fleet.

Debt and Other Obligations – The fair values of the asset-backed medium-term notes were developed using a valuation model that utilizes current market and industry conditions, the Company’s credit risk and assumptions related to the Monolines providing financial guaranty policies on those notes and the limited market liquidity for such notes.  Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.  The following tables provide information about the Company’s market sensitive financial instruments valued at September 30, 2010 and December 31, 2009:

Debt and other obligations	Carrying	Fair Value
at September 30, 2010	Value	at 9/30/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,300,000	$1,279,668

Vehicle debt and obligations-Canadian dollar denominated	$79,704	$79,704

Non-vehicle debt - Term Loan	$150,625	$148,366

(1) Includes $600 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.  Also includes $200 million relating to the Series 2010-1 VFN.

Debt and other obligations	Carrying	Fair Value
at December 31, 2009	Value	at 12/31/09
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (2)	$1,390,000	$1,307,100

Vehicle debt and obligations-fixed rates	$110,000	$110,408

Vehicle debt and obligations-Canadian dollar denominated	$69,690	$69,690

Non-vehicle debt - Term Loan	$158,125	$143,894

(2) Includes $290 million relating to the Series 2005-1 notes, the $600 million Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Net income	$49,165	$30,094	$118,720	$33,558

Interest rate swap adjustment on 2007-1 Swap, net of tax	1,380	(555)	2,397	6,579
Interest rate cap adjustment on 2010-2 Cap, net of tax	(169)	-	(702)	-
Foreign currency translation adjustment	574	1,332	403	1,978

Comprehensive income	$50,950	$30,871	$120,818	$42,115

During the third quarter of 2010 and 2009, the Company recorded a deferred tax liability on cash flow hedges of $0.8 million and a deferred tax asset of $0.4 million, respectively, and in the nine months ended September 30, 2010 and 2009, a deferred tax liability of $0.4 million and $4.6 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt.

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

As a result of significant reductions in vehicle inventory levels during 2009 and 2010, and low tax basis in existing vehicle inventories as a result of accelerated depreciation in prior periods, the Company expected to realize a reversal of prior income tax deferrals during 2010, and accordingly, made estimated income tax payments during the nine months ended September 30, 2010 totaling $65.9 million.  On September 27, 2010, President Obama signed the Small Business Jobs Act of 2010 (the “Act”) into law extending bonus depreciation allowances for assets placed in service in 2010.  With the enactment of the Act, the Company’s 2010 cash tax liability is substantially reduced and the Company has a refundable overpayment for the excess estimated tax payments made in 2010.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash tax payments in 2011 and beyond.

For the three and nine months ended September 30, 2010, the overall effective tax rate of 36.7% and 39.0%, respectively, differed from the U.S. statutory rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.  For the three and nine months ended September 30, 2009, the overall effective tax rate of 37.8% and 41.8%, respectively, differed from the U.S. statutory rate due primarily to state and local taxes, and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of September 30, 2010, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under Accounting Standards Codification (“ASC”) Topic 740.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to September 30, 2010.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2007 and later are subject to examination by U.S. federal taxing authorities and the tax years 2005 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income.  No amounts were recognized for interest and penalties under ASC Topic 740 during the three and nine months ended September 30, 2010 and 2009.

12.	COMMITMENTS AND CONTINGENCIES

Various class action complaints relating to the now terminated proposed merger transaction with Hertz have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz was inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement (hereinafter defined).  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The cases and their current status are as follows:  1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) – the hearing on the Company’s motion for reconsideration of the Company’s motion to dismiss was set for September 28, 2010, but the parties agreed that it would not go forward on that day and no new date for the hearing has yet been set; 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - the Court denied the motion for preliminary injunction on September 8, 2010; and 3) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) - the parties filed a stipulation of dismissal of this action on October 15, 2010, and the court has dismissed the action.  The Company believes that these complaints are without merit and have been rendered moot as a result of the termination of the Merger Agreement.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The California lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code breach of contract, and the Colorado lawsuit alleges violation of the Colorado Consumer Protection Act.  The lawsuit in Colorado was dismissed in July 2010 and the plaintiffs filed a notice of appeal on August 19, 2010.  The Company intends to vigorously defend these matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

14.	SUPPLEMENTAL CASH FLOW DISCLOSURES

	Nine Months
	Ended September 30,
	2010	2009
	(In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Income taxes to taxing authorities	$65,932	$18,042
Interest	$61,262	$73,682

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$49,988	$44,559
Purchases of property, equipment and software included
in accounts payable	$43	$751
Purchases of revenue-earning vehicles included in
in accounts payable	$27	$-

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

The Company has restated its condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to exclude the impact of sales of revenue-earning vehicles for which proceeds had not yet been received, as well as changes in certain vehicle-related incentives due from manufacturers, both of which were included in cash flow from operating activities as a change in receivables at the end of that period.  These amounts were directly offset by corresponding amounts reported in proceeds from sales of revenue-earning vehicles and purchases of revenue-earning vehicles in the investing section of the statement of cash flows.  The impact of the restatement on amounts reported in the operating and investing sections of the cash flow statements are equal in amount and fully offset.  There is no impact on the Company’s previously reported results of operations or financial position for the three and nine months ended September 30, 2009, and this restatement does not affect the Company’s previously reported disclosures relating to liquidity or its compliance with debt covenants for this period.

A summary of the cash flow amounts affected by the restatement are as follows:

	Nine Months
	Ended September 30, 2009
	As Previously		As
	Reported	Adjustment	Restated
	(In Thousands)

Net cash provided by operating activities	$539,276	$(114,394)	$424,882

Net cash provided by investing activities	169,107	114,394	283,501

CHANGE IN CASH AND CASH EQUIVALENTS	(23,650)	-	(23,650)

15.	MERGER AND RELATED MATTERS

On April 25, 2010, the Company, Hertz and HDTMS, Inc., a wholly owned subsidiary of Hertz (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for Hertz to acquire the Company.

The transaction was subject to customary closing conditions, including, among others, adoption of the Merger Agreement by the Company’s stockholders. On September 30, 2010, the Company held its special meeting of stockholders, wherein the necessary majority of the outstanding shares of the Company did not vote in favor of adopting the Merger Agreement or in favor of approving the adjournment of the meeting to solicit additional proxies in favor of adopting the Merger Agreement.  Subsequently, on October 1, 2010, Hertz notified the Company that it had terminated the Merger Agreement, as amended, by and among Hertz, Merger Sub and the Company.

Following the termination of the Merger Agreement, the Company agreed to cooperate with respect to Avis’ efforts to pursue antitrust clearance in conjunction with a potential acquisition of the Company. Avis may not be able to obtain such approval on reasonable terms and, even if it does, the Company may not be able to reach agreement with Avis on the terms of a merger or other business combination transaction.  Avis demonstrated its interest in a potential acquisition of the Company in August of 2010 while the Company was under the Merger Agreement with Hertz.  The Company has not entered into any definitive agreement with Avis.  Any such agreement would be subject to the approval of the Company’s stockholders and could also be subject to other material conditions, such as potential divestitures of assets or businesses of either or both of the Company and Avis, or the approval of Avis’ stockholders.

Under the Merger Agreement, in the event the Company enters into a definitive agreement with respect to a “Company Takeover Transaction” (hereinafter defined) with a third party, including Avis, or the Board of Directors recommends a “Company Takeover Transaction” within 12 months of October 1, 2010, the Merger Agreement termination date, the Company could be liable to Hertz for a termination fee of approximately $44.6 million, plus reimbursement of up to $5 million of Hertz’s transaction expenses.  A Company Takeover Transaction includes (i) a proposal for the merger, consolidation, share exchange, business combination, reorganization, recapitalization or similar transaction involving more than 50% of the assets of the Company and its subsidiaries; (ii) the direct or indirect acquisition of assets or businesses representing 50% or more of the assets of the Company and its subsidiaries, whether pursuant to an acquisition of securities, assets or otherwise; or (iii) the acquisition of 50% or more of any class of the issued and outstanding equity or voting securities of the Company.

Pending litigation relating to the now terminated Merger Agreement is described in Note 12 and under Part II, Item 1 – Legal Proceedings.

16.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2010 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent event noted below and the subsequent events disclosed in Notes 7 and 15.

On October 28, 2010, RCFC completed a $450 million asset-backed variable funding note facility (the “Series 2010-3 VFN”), which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-3 VFN’s one-year revolving period.  The Series 2010-3 VFN is currently undrawn.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN bears interest at a spread of 125 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-3 VFN, or at 325 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-3 VFN.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 25 months with a notional amount of $450 million to effectively limit the Series 2010-3 VFN’s floating rate to a maximum of 5%.

*******

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
			%				%
U.S. and Canada	2010	2009	Change		2010	2009	Change

Vehicle Rental Data:

Average number of vehicles operated	108,042	106,245	1.7%		103,781	105,186	(1.3%	)
Number of rental days	8,346,616	8,231,903	1.4%		23,160,428	23,633,380	(2.0%	)
Vehicle utilization	84.0%	84.2%	(0.2) p.p.		81.7%	82.3%	(0.6) p.p.
Average revenue per day	$50.97	$50.86	0.2%		$49.14	$48.37	1.6%
Monthly average revenue per vehicle	$1,313	$1,314	(0.1%	)	$1,218	$1,208	0.8%
Average depreciable fleet	109,129	109,105	0.0%		104,749	107,615	(2.7%	)
Monthly avg. depreciation (net) per vehicle	$262	$315	(16.8%	)	$221	$356	(37.9%	)

Use of Non-GAAP Measures For Measuring Results

Non-GAAP pretax income (loss), non-GAAP net income (loss) and non-GAAP EPS exclude the impact of the (increase) decrease in fair value of derivatives and the impact of long-lived asset impairments, net of related tax impact (as applicable), from the reported GAAP measure and is further adjusted to exclude merger-related expenses.  Due to volatility resulting from the mark-to-market treatment of the derivatives and the non-operating nature of the non-cash impairments and merger-related expenses, the Company believes these non-GAAP measures provide an important assessment of year-over-year operating results.

See the following table for a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measure.

Reconciliation of reported GAAP pretax income per the
income statement to non-GAAP pretax income:
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Income before income taxes - as reported	$77,672	$48,398	$194,774	$57,617

(Increase) decrease in fair value of derivatives	(6,464)	(5,569)	(21,338)	(20,023)

Long-lived asset impairment	703	383	942	644

Pretax income - non-GAAP	$71,911	$43,212	$174,378	$38,238

Merger-related expenses	11,937	-	20,459	-

Non-GAAP pretax income, excluding merger-related expenses	$83,848	$43,212	$194,837	$38,238

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income:

Net income - as reported	$49,165	$30,094	$118,720	$33,558

(Increase) decrease in fair value of derivatives, net of tax (a)	(3,791)	(3,467)	(12,513)	(11,967)

Long-lived asset impairment, net of tax (b)	429	174	575	288

Net income - non-GAAP	$45,803	$26,801	$106,782	$21,879

Merger-related expenses, net of tax (c)	6,956	-	11,921	-

Non-GAAP net income, excluding merger-related expenses	$52,759	$26,801	$118,703	$21,879

Reconciliation of reported GAAP diluted earnings
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$1.62	$1.29	$3.93	$1.47

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.13)	(0.15)	(0.41)	(0.53)

EPS impact of long-lived asset impairment, net of tax	0.01	0.01	0.02	0.01

EPS, diluted - non-GAAP (d)	$1.51	$1.15	$3.53	$0.96

EPS impact of merger-related expenses, net of tax	0.23	-	0.39	-

Non-GAAP diluted EPS, excluding merger-related expenses (d)	$1.74	$1.15	$3.93	$0.96

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($2,673,000) and ($2,102,000) for the three months ended September 30, 2010 and 2009, respectively, and ($8,825,000) and ($8,056,000) for the nine months ended September 30, 2010 and 2009, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amount is $274,000 and $209,000 for the three months ended September 30, 2010 and 2009, respectively, and $367,000 and $356,000 for the nine months ended September 30, 2010 and 2009, respectively.

(c)	Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction. The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the merger-related expenses which amounts are $4,981,000 and $8,538,000 for the three months and nine months ended September 30, 2010, respectively.

(d)	Since each category of earnings per share is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reconciliation of net income to
Corporate Adjusted EBITDA

Net income - as reported	$49,165	$30,094	$118,720	$33,558

(Increase) decrease in fair value of derivatives	(6,464)	(5,569)	(21,338)	(20,023)
Non-vehicle interest expense	2,464	2,734	7,301	10,153
Income tax expense	28,507	18,304	76,054	24,059
Non-vehicle depreciation	4,782	4,887	15,108	15,058
Amortization	1,771	2,135	5,472	6,155
Non-cash stock incentives	842	1,712	3,254	3,618
Long-lived asset impairment	703	383	942	644
Other	-	3	(22)	(5)

Corporate Adjusted EBITDA	$81,770	$54,683	$205,491	$73,217

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$81,770	$54,683	$205,491	$73,217

Vehicle depreciation, net of gains/losses from disposal	85,723	102,935	208,018	344,743
Non-vehicle interest expense	(2,464)	(2,734)	(7,301)	(10,153)
Change in assets and liabilities, net of acquisitions, and other	19,130	10,484	(38,505)	17,075
Net cash provided by operating activities	$184,159	$165,368	$367,703	$424,882

Memo:
Net cash provided by (used in) investing activites	$(15,373)	$(40,339)	$(147,535)	$283,501
Net cash used in financing activities	$(19,655)	$(81,551)	$(201,565)	$(732,033)

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Operating Results

During the third quarter of 2010, the Company’s revenues increased primarily due to an increase in rental days, coupled with a slight increase in revenue per day.  This increase in rental revenue was partially offset by a decrease in vehicle leasing revenue.  The Company continued to benefit from a strong used car market and continued focus on cost efficiency.  Additionally, the Company incurred $11.9 million in merger-related expenses during the quarter resulting in an increase in selling, general and administrative expenses.  The Company had income before income taxes of $77.7 million for the third quarter of 2010, compared to income before income taxes of $48.4 million in the third quarter of 2009.

Revenues
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$425.5	$418.7	$6.8	1.6%
Other	18.0	20.2	(2.2)	(10.6%	)
Total revenues	$443.5	$438.9	$4.6	1.1%

Vehicle rental metrics:
Number of rental days	8,346,616	8,231,903	114,713	1.4%
Average revenue per day	$50.97	$50.86	$0.11	0.2%

Vehicle rental revenue for the third quarter of 2010 increased 1.6%, due to a 1.4% increase in the number of rental days totaling $5.9 million, coupled with an increase of 0.2% in revenue per day totaling $0.9 million.

Other revenue declined $2.2 million primarily due to a decrease of $2.9 million in leasing revenue attributable to the termination of a substantial portion of the licensee vehicle leasing program during 2009, partially offset by a $0.7 million increase in all other revenue.

Expenses
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$204.2	$213.4	$(9.2)	(4.3%	)
Vehicle depreciation and lease charges, net	85.7	102.9	(17.2)	(16.7%	)
Selling, general and administrative	59.4	54.8	4.6	8.4%
Interest expense, net of interest income	22.3	24.5	(2.2)	(9.0%	)
Long-lived asset impairment	0.7	0.4	0.3	83.6%
Total expenses	$372.3	$396.0	$(23.7)	(6.0%	)

(Increase) decrease in fair value of derivatives	$(6.5)	$(5.6)	$(0.9)	(16.1%	)

Direct vehicle and operating expenses for the third quarter of 2010 decreased $9.2 million.  As a percent of revenue, direct vehicle and operating expenses were 46.0% in the third quarter of 2010, compared to 48.6% in the third quarter of 2009.

The decrease in direct vehicle and operating expense in the third quarter of 2010 primarily resulted from the following:

➢
Personnel-related expenses decreased $3.8 million.  Approximately $1.6 million of the decrease resulted from a reduced number of employees driven by cost reduction efforts, while the Company also realized a $1.1 million decrease in group insurance expenses due to favorable claims experience and lower personnel levels.  In addition, there was $1.1 million of lower incentive compensation expense in the third quarter of 2010 compared to the third quarter of 2009 due to a difference in the timing of the incentive compensation accrual resulting from a lower proportion of income in the third quarter of 2010 compared to the third quarter of 2009.

➢	Communications and computer expenses decreased $1.6 million due to cost reduction initiatives.

➢
Vehicle-related expenses decreased $1.3 million resulting primarily from a decrease in maintenance expenses of $4.7 million due to a newer fleet in 2010 compared to 2009 and a $0.6 million reduction in vehicle shuttling expenses. These decreases were partially offset by a $2.0 million increase in tag and tax expenses due to purchases of new vehicles in 2010, a $1.4 million increase in net damages and a $0.9 million increase in gasoline expense resulting from higher average gas prices. This increased gasoline expense is generally recovered in revenues from customers.  All other vehicle-related expenses decreased $0.3 million.

➢	Bad debt expense decreased $0.6 million due to improved collection experience in 2010.

➢	Facility and airport concession expenses decreased $0.5 million. This decrease resulted from lower airport concession fees.

➢	All other direct vehicle and operating expenses decreased $1.4 million.

Net vehicle depreciation and lease charges for the third quarter of 2010 decreased $17.2 million.  As a percent of revenue, net vehicle depreciation and lease charges were 19.3% in the third quarter of 2010, compared to 23.5% in the third quarter of 2009.

The decrease in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $24.0 million, primarily resulting from a 16.8% decrease in the average depreciation rate due to significantly improved conditions in the used car market, extended vehicle holding periods, more diversified fleet mix, and process improvements made by the Company in vehicle remarketing practices.  The average depreciable fleet for the third quarter of 2010 remained consistent with the third quarter of 2009.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased $6.8 million from a $16.8 million gain in the third quarter of 2009 to a $10.0 million gain for the third quarter of 2010.  This decrease in gains on vehicle dispositions resulted primarily from significantly fewer units sold during the third quarter of 2010 and a slightly lower average gain per unit as compared to the third quarter of 2009.

➢	Lease charges for vehicles leased from third parties remained consistent during the third quarters of 2010 and 2009.

Selling, general and administrative expenses for the third quarter of 2010 increased $4.6 million. As a percent of revenue, selling, general and administrative expenses were 13.4% of revenue in the third quarter of 2010, compared to 12.5% in the third quarter of 2009.

The increase in selling, general and administrative expenses in the third quarter of 2010 primarily resulted from the following:

➢	Merger-related costs incurred in the third quarter of 2010 totaled $11.9 million.

➢
Personnel-related expenses decreased $4.1 million primarily related to a $2.2 million decrease in incentive compensation expense due to a difference in the timing of the incentive compensation accrual, and a $1.3 million decrease in performance share expense in 2010 due to the elimination of performance share grants during 2009 and 2010.  All other personnel-related expenses decreased $0.6 million.

➢	Outsourcing expenses decreased $1.6 million due to fewer IT-related projects in 2010.

➢	Outside services expense decreased $0.9 million primarily due to reduced consulting expense.

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans decreased selling, general and administrative expenses by $0.5 million due to a reduction in the gain on these plans compared to the same period in 2009, which was offset by a corresponding reduction in those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	All other selling, general and administrative expenses decreased by $0.2 million.

Net interest expense for the third quarter of 2010 decreased $2.2 million due to lower average vehicle debt, partially offset by reduced interest income as the Company used excess restricted cash on hand in 2009 to reduce indebtedness and to reinvest in the rental fleet.  Net interest expense was 5.0% of revenue in the third quarter of 2010, compared to 5.6% in the third quarter of 2009.

Long-lived asset impairment expense increased $0.3 million in 2010, due to higher write-offs of software no longer in use in the third quarter of 2010 compared to the third quarter of 2009.

The change in fair value of the Company’s derivative agreements was an increase of $6.5 million for the third quarter of 2010 compared to an increase of $5.6 million for the third quarter of 2009, resulting in a quarter-over-quarter increase of $0.9 million.

Income tax expense for the third quarter of 2010 was $28.5 million.  The effective income tax rate in the third quarter of 2010 was 36.7% compared to 37.8% in the third quarter of 2009.  The effective income tax rate for the third quarter of 2010 and 2009 was higher than the statutory rates principally due to state income taxes. Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Operating Results

During the nine months ended September 30, 2010, the Company’s decline in revenues primarily resulted from lower vehicle leasing revenue attributable to the termination of a substantial portion of the licensee vehicle leasing program during 2009, coupled with reduced vehicle rental revenues due to a 2.0% reduction in the number of rentals days.  This volume decline was partially offset by a 1.6% increase in average revenue per day.  The Company continued to benefit from a strong used car market and continued focus on cost efficiency.  The Company incurred $20.4 million in merger-related expenses during the nine months ended September 30, 2010 resulting in an increase in selling, general and administrative expenses.  During the nine months ended September 30, 2010, income before income taxes was $194.8 million, compared to $57.6 million for the nine months ended September 30, 2009.

Revenues
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,138.0	$1,143.2	$(5.2)	(0.4%	)
Other	50.1	57.7	(7.6)	(13.3%	)
Total revenues	$1,188.1	$1,200.9	$(12.8)	(1.1%	)

Vehicle rental metrics:
Number of rental days	23,160,428	23,633,380	(472,952)	(2.0%	)
Average revenue per day	$49.14	$48.37	$0.77	1.6%

Vehicle rental revenue for the nine months ended September 30, 2010 decreased 0.4%, due to a 2.0% decrease in rental days totaling $22.9 million, partially offset by a 1.6% increase in revenue per day totaling $17.7 million.

Other revenue decreased $7.6 million primarily due to a decrease of $7.7 million in leasing revenue attributable to the termination of a substantial portion of the licensee vehicle leasing program during 2009.

Expenses
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$577.4	$590.1	$(12.7)	(2.1%	)
Vehicle depreciation and lease charges, net	208.1	345.2	(137.1)	(39.7%	)
Selling, general and administrative	162.9	153.8	9.1	5.9%
Interest expense, net of interest income	65.4	73.6	(8.2)	(11.2%	)
Long-lived asset impairment	0.9	0.6	0.3	46.3%
Total expenses	$1,014.7	$1,163.3	$(148.6)	(12.8%	)

(Increase) decrease in fair value of derivatives	$(21.3)	$(20.0)	$(1.3)	(6.6%	)

Direct vehicle and operating expenses for the nine months ended September 30, 2010 decreased $12.7 million, primarily due to lower transaction levels, as well as an ongoing focus on cost reduction initiatives.  As a percent of revenue, direct vehicle and operating expenses were 48.6% for the nine months ended September 30, 2010, compared to 49.1% for the nine months ended September 30, 2009.

The decrease in direct vehicle and operating expense during the nine months ended September 30, 2010 resulted from the following:

➢	Communications and computer expenses decreased $4.6 million due to cost reduction initiatives.

➢
Personnel-related expenses decreased $4.2 million.  Approximately $3.7 million of the decrease resulted from a reduced number of employees driven by cost reduction efforts, while the Company also realized a $3.2 million decrease in group insurance expense due to favorable claims and lower personnel expenses. These decreases were partially offset by a $2.0 million increase in the vacation accrual due to a related policy change beginning in the first quarter of 2010, coupled with a $0.7 million increase in 2010 incentive compensation expense.

➢	Bad debt expense decreased $2.9 million due to improved collection experience in 2010 and the bankruptcy of one of the Company’s tour operators during the first quarter of 2009.

➢
Facility and airport concession expenses decreased $0.9 million.  This decrease resulted from decreases in rent expense of $1.5 million primarily due to company-owned store closures, offset by a $0.6 million increase in airport concession fees.

➢
Vehicle-related expenses increased $1.4 million.  This increase resulted from a $7.0 million increase in gasoline expense resulting from higher average gas prices, which is generally recovered in revenues from customers, a $4.6 million increase in vehicle insurance expense primarily due to an increase in expense of $3.0 million related to an unfavorable judgment on a vicarious liability claim that the Company is appealing and an increase of $4.0 million for tag and tax due to purchases of new vehicles in 2010.   These increases were partially offset by an $8.5 million decrease in vehicle maintenance expense primarily resulting from a newer and slightly reduced fleet, a $2.1 million decrease in costs related to the Company’s insurance premium expense, a $2.0 million reduction in vehicle shuttling expenses and a $1.2 million decrease in net vehicle damages resulting from improved damage recovery collections.

➢	All other direct vehicle and operating expenses decreased $1.5 million.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2010 decreased $137.1 million.  As a percent of revenue, net vehicle depreciation and lease charges were 17.5% for the nine months ended September 30, 2010, compared to 28.7% for the nine months ended September 30, 2009.

The decrease in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $92.4 million, primarily resulting from a 37.9% decrease in the average depreciation rate due to significantly improved conditions in the used car market, extended vehicle holding periods, more diversified fleet mix, and process improvements made by the Company in vehicle remarketing practices, coupled with a 2.7% decrease in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, increased $44.3 million from an $18.9 million gain for the nine months ended September 30, 2009 to a $63.2 million gain for the nine months ended September 30, 2010.  This increase in gains on vehicle dispositions resulted from significantly more units sold during the nine months ended September 30, 2010 and a higher average gain per unit as compared to the nine months ended September 30, 2009.

➢	Lease charges for vehicles leased from third parties decreased $0.4 million for the third quarter of 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2010 increased $9.1 million.  As a percent of revenue, selling, general and administrative expenses were 13.7% of revenue for the nine months ended September 30, 2010, compared to 12.8% for the nine months ended September 30, 2009.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2010 resulted from the following:

➢	Merger-related costs incurred in 2010 totaled $20.4 million.

➢	Outsourcing expenses decreased $4.6 million due to fewer IT-related projects in 2010.

➢	Outside services expense decreased $2.3 million primarily due to reduced consulting expense.

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans decreased selling, general and administrative expenses by $1.7 million due to a reduction in the gain on these plans compared to the same period in 2009, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢
Personnel-related expenses decreased $0.2 million due to a $0.6 million decrease in group insurance, a $0.7 million decrease in performance share expense, and a $0.7 million decrease in stock option expense, offset by a $1.2 million increase in the vacation accrual and a $0.6 million increase in 2010 incentive compensation expense.

➢	All other selling, general and administrative expenses decreased by $2.5 million.

Net interest expense for the nine months ended September 30, 2010 decreased $8.2 million due to lower average vehicle debt, partially offset by reduced interest income as the Company used excess restricted cash on hand in 2009 to reduce indebtedness, and to reinvest in the rental fleet.  Net interest expense was 5.5% of revenue during the nine months ended September 30, 2010, compared to 6.2% during the nine months ended September 30, 2009.

Long-lived asset impairment expense increased $0.3 million in 2010 due to higher write-offs of software no longer in use during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The change in fair value of the Company’s derivative agreements was an increase of $21.3 million during the nine months ended September 30, 2010 compared to an increase of $20.0 million during the nine months ended September 30, 2009, resulting in a period-over-period increase of $1.3 million.

Income tax expense for the nine months ended September 30, 2010 was $76.1 million.  The effective income tax rate for the nine months ended September 30, 2010 was 39.0% compared to 41.8% for the nine months ended September 30, 2009.  The effective income tax rate for the nine months ended September 30, 2010 and 2009 was higher than the statutory rates principally due to state income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, will cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2010

The Company is providing the guidance below with respect to its fourth quarter outlook and reaffirms its previously announced guidance for fleet costs for 2011.

The Company noted that it expects rental revenue for the fourth quarter of 2010 to increase 2% to 4% compared to the fourth quarter of 2009, primarily as a result of increased transaction days. The Company noted that gains from vehicle dispositions are expected to continue to decline in the fourth quarter, and as a result, the Company expects depreciation per unit per month to be within a range from $295 to $305 per unit per month during the fourth quarter of 2010.

Based on year-to-date results through September and the outlook for the fourth quarter, the Company reaffirmed that it expects Corporate Adjusted EBITDA, excluding merger-related expenses, to be within a range of $240 million to $260 million for the full year of 2010.  The Company’s 2009 Corporate Adjusted EBITDA was $99.4 million.

The Company reaffirmed its expected fleet cost for 2011 to be within a range of $300 to $310 per unit per month.

See below for the reconciliation of estimated Corporate Adjusted EBITDA for the full year of 2010.

	Full Year
	2010	2009
	(in millions)
Reconciliation of Pretax income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$195 - $215	$81

(Increase) decrease in fair value of derivatives (2010 amount is YTD September 2010)	(21)	(29)
Non-vehicle interest expense	10	13
Non-vehicle depreciation	20	19
Amortization	7	8
Non-cash stock incentives	4	5
Long-lived asset impairment	1	2
Merger-related expenses (a)	24	-

Corporate Adjusted EBITDA, excluding merger-related expenses	$240-$260	$99

(a) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and working capital.  The Company uses both cash and letters of credit to support asset-backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes.  The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, sales proceeds from disposal of used vehicles, letters of credit provided under the Senior Secured Credit Facilities (hereinafter defined) and amounts payable under insurance bonds.

Cash generated by operating activities of $367.7 million for the nine months ended September 30, 2010 was primarily the result of net income, adjusted for depreciation.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities.  The secured vehicle financing facilities require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.

Enhancement levels vary based on the source of debt used to finance the vehicles.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have increased significantly for the rental car industry as a whole over the past two years, and as a result, enhancement levels under the new series 2010 notes are approximately 55%, compared to 30% on the Series 2006-1 notes and Series 2007-1 notes.  Based on expected future peak fleet levels and the scheduled amortization of the Series 2006-1 notes beginning in December 2010 which will be refinanced with borrowings under the Series 2010-3 VFN, the Company expects to provide up to $200 million of additional enhancement in 2011 compared to September 30, 2010 levels.

The Company believes that its cash generated from operations, cash balances and existing secured vehicle financing programs are adequate to meet its liquidity requirements during 2010 and early 2011.  During 2010, the Company added $950 million of fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to Monolines.  If both series of Monoline-supported medium-term notes were to undergo amortization concurrently, (e.g., due to simultaneous rapid amortizations, or rapid amortization under one series occurring during another series scheduled amortization period) the Company believes that it would need approximately $200 million of additional fleet financing to retire the affected notes and meet peak summer fleet levels in 2011.  The Company believes that it would be able to access the asset-backed credit market to obtain sufficient financing to meet its cash requirements.  See Part II, Item 1A - Risk Factors, “Event of Bankruptcy with Respect to One or More  Monolines.”

Cash used in investing activities was $147.5 million.  The principal expenditure of cash from investing activities during the nine months ended September 30, 2010 was for purchases of new revenue-earning vehicles, which totaled $1.1 billion, partially offset by $0.7 billion in proceeds from the sale of used revenue-earning vehicles.  In addition, at September 30, 2010, restricted cash and investments decreased $333.3 million from December 31, 2009 primarily due to the payoff of the Series 2005-1 notes.  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under its vehicle financing programs, cash provided from operations and from disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $18.0 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Cash used in financing activities was $201.6 million primarily due to the $400 million of scheduled debt repayments on the Series 2005-1 notes, partially offset by the issuance of the Series 2010-1 VFN totaling $200 million.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs and airport concession commitments.  At September 30, 2010, the Company had $60.0 million in letters of credit, including $54.7 million in letters of credit issued under the Revolving Credit Facility (hereinafter defined), and $41.3 million in surety bonds to secure these obligations.

Asset-Backed Medium-Term Note and Variable Funding Note Programs

The asset-backed medium-term note program at September 30, 2010 was comprised of $1.1 billion in asset-backed medium-term notes with maturities in 2011 and 2012.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things, and bear interest at fixed rates of 5.27% for the Series 2006-1 notes and 5.16% for the Series 2007-1 notes including floating rate notes swapped to fixed rates.  Proceeds from the asset-backed medium-term notes and variable funding notes that are temporarily not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $253.0 million at September 30, 2010.

The Series 2006-1 notes and the Series 2007-1 notes will begin scheduled amortization in December 2010 and February 2012, respectively, and each will amortize over a six-month period.  These scheduled amortization periods may be accelerated under certain circumstances, including an event of bankruptcy with respect to the applicable Monolines.  The Series 2006-1 notes and Series 2007-1 notes are insured by AMBAC and FGIC, respectively.  On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the NYID.  As of November 2, 2010, NYID has taken no further public action with respect to FGIC, but may at any time seek an order of rehabilitation or liquidation of FGIC.  Depending on the circumstances, such action by NYID and/or the issuance of such order would result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes.  On November 1, 2010, AMBAC’s parent company, Ambac Financial Group, Inc., announced that it had determined not to make a regularly scheduled interest payment on certain of its debt securities and that, because it has been unable to raise capital as an alternative to bankruptcy protection, it is pursuing a restructuring of its outstanding debt through a prepackaged bankruptcy proceeding.   The timing of any restructuring and its potential effect on AMBAC and its obligations under outstanding financial insurance policies, including with respect to the Series 2006-1 notes, is uncertain. The period during which the consequence of any future rapid amortization event would occur would generally overlap with the scheduled amortization period, for which the Company has completed replacement financing as discussed elsewhere in this report.  See Part II, Item 1A - Risk Factors, “Event of Bankruptcy with Respect to One or More Monolines.”

In April 2010, RCFC issued a $200 million Series 2010-1 VFN which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.  The 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to effectively limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

In June 2010, RCFC completed a $300 million Series 2010-2 VFN which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period.  The Series 2010-2 VFN was undrawn at September 30, 2010; however, $225 million was drawn in October 2010.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR.  The 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to effectively limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.

On October 28, 2010, RCFC completed a $450 million Series 2010-3 VFN, which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-3 VFN’s one-year revolving period.  The Series 2010-3 VFN is currently undrawn.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN bears interest at a spread of 125 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-3 VFN, or at 325 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-3 VFN.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 25 months with a notional amount of $450 million to effectively limit the Series 2010-3 VFN’s floating rate to a maximum of 5%.

Vehicle Debt and Obligations

In May 2010, the Company paid in full its Canadian fleet securitization program and completed a new CAD $150 million Canadian fleet securitization program. This program has a term of one year and requires a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers and a utilization fee of 100 basis points on the unused program amount.  At September 30, 2010, DTG Canada had approximately CAD $82.0 million (US $79.7 million) funded under this program.

Senior Secured Credit Facilities

At September 30, 2010, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $150.6 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants, including a covenant to maintain a minimum adjusted tangible net worth of $150 million, and a minimum of $100 million of unrestricted cash and cash equivalents including $60 million held in separate accounts with the collateral agent to secure payment of amounts outstanding under the Term Loan and letters of credit issued under the Revolving Credit Facility.  The Senior Secured Credit Facilities contain certain other restrictive covenants, including annual limitations on non-vehicle capital expenditures and a prohibition against cash dividends and share repurchases.  The Senior Secured Credit Facilities are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  As of September 30, 2010, the Company is in compliance with all covenants.

The Revolving Credit Facility expires on June 15, 2013, and is restricted to use for letters of credit.  The Revolving Credit Facility contains sub-limits of $40 million and $100 million for letters of credit to be used as vehicle enhancement in both its Canadian and U.S. operations, respectively.  The Company had letters of credit outstanding under the Revolving Credit Facility of $39.8 million for U.S. enhancement, $27.1 million for Canadian enhancement and $62.7 million in general purpose enhancements, with remaining available capacity of $101.7 million at September 30, 2010.

In each of March, June and September 2010, the Company made a $2.5 million principal payment on its Term Loan and expects to continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

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

As a result of significant reductions in vehicle inventory levels during 2009 and 2010, and low tax basis in existing vehicle inventories as a result of accelerated depreciation in prior periods, the Company expected to realize a reversal of prior period income tax deferrals during 2010, and accordingly, made estimated income tax payments during the nine months ended September 30, 2010 totaling $65.9 million.  On September 27, 2010, President Obama signed the Small Business Jobs Act of 2010 (the “Act”) into law extending bonus depreciation allowances for assets placed in service in 2010.  With the enactment of the Act, the Company’s 2010 cash tax liability is substantially reduced and the Company has a refundable overpayment for the excess estimated tax payments made in 2010.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash tax payments in 2011 and beyond. See Part II, Item 1A - Risk Factors, “Event of Bankruptcy with Respect to One or More Monolines.”

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2010, a 50 basis point fluctuation in interest rates would have an approximate $2 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At September 30, 2010, cash and cash equivalents totaled $419.0 million, cash and cash equivalents – required minimum balance totaled $100.0 million and restricted cash and investments totaled $289.6 million.

At September 30, 2010, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2009, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2009 for the tabular entries, (i) “Vehicle Debt and Obligations - Floating Rates,” from $1,307.1 million at December 31, 2009 to $1,279.7 million at September 30, 2010, which reduction includes the payoff of the variable-rate portion of the Series 2005-1 notes of $290.0 million offset by the issuance of the Series 2010-1 VFN of $200.0 million and an increase in fair market value of the asset-backed medium-term notes of $62.6 million and (ii) “Vehicle Debt and Obligations – Fixed Rates,” from $110.4 million at December 31, 2009 to a zero balance at September 30, 2010, due to the  payoff of the fixed-rate portion of the Series 2005-1 notes of $110.0 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009:

Various class action complaints relating to the now terminated proposed merger transaction with Hertz have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement.  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The cases and their current status are as follows:  1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - the hearing on the Company’s motion for reconsideration of the Company’s motion to dismiss was set for September 28, 2010, but the parties agreed that it would not go forward on that day and no new date for the hearing has yet been set; 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - the Court denied the motion for preliminary injunction on September 8, 2010; and 3) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) – the parties filed a stipulation of dismissal of this action on October 15, 2010, and the court has dismissed the action.  The Company believes that these complaints are without merit.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The California lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code, breach of contract, and the Colorado lawsuit alleges violation of the Colorado Consumer Protection Act.  The lawsuit in Colorado was dismissed in July 2010 and the plaintiffs filed a notice of appeal on August 19, 2010.  The Company intends to vigorously defend these matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

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

ITEM 1A.                   RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 with the exception of the following:

Certain Transactions or Events Could Make Us Liable for a $44.6 Million Termination Fee, Plus Reimbursement of Transaction Expenses

Because our stockholders did not approve the proposed acquisition of the Company by Hertz at a time when a competing takeover proposal had been announced and had not been withdrawn, we could be liable to Hertz for a termination fee of approximately $44.6 million, plus reimbursement of up to $5 million of Hertz’s transaction expenses, if, within 12 months after the October 1, 2010 termination date of our Merger Agreement with Hertz, we enter into a definitive agreement with a third party with respect to the consummation of a “Company Takeover Transaction”, our Board of Directors recommends to our stockholders a Company Takeover Transaction, or a Company Takeover Transaction is consummated.  A Company Takeover Transaction includes (i) a proposal for the merger, consolidation, share exchange, business combination, reorganization, recapitalization or similar transaction involving more than 50% of the assets of the Company and its subsidiaries; (ii) the direct or indirect acquisition of assets or businesses representing 50% or more of the assets of the Company and its subsidiaries, whether pursuant to an acquisition of securities, assets or otherwise; or (iii) the acquisition of 50% or more of any class of the issued and outstanding equity or voting securities of the Company.  In the event that such termination fee were to become payable, there can be no assurance that the relevant third party will agree to bear all or any portion of such fee.

Cooperation with Avis in Seeking Regulatory Approval of a Possible Merger Transaction and Risks to the Company Whether or Not We Enter into a Definitive Agreement with Avis

As previously announced, we have agreed to cooperate with Avis in seeking regulatory approval of a possible business combination transaction with Avis, but we have not entered into any definitive agreement with Avis.  Avis may not be able to obtain such approval on reasonable terms and, even if it does, we may not be able to reach agreement with Avis on the terms of a merger or other business combination transaction.  Any such agreement would be subject to the approval of our stockholders and possibly other material conditions, such as potential divestitures of assets or businesses of either or both of the Company and Avis, or the approval of Avis’ stockholders.  Our efforts to cooperate with Avis in seeking regulatory approval and any proposed business combination transaction with Avis or any other third party, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations.  Any proposed transaction with Avis could also affect our relationships with third parties.  Any definitive agreement with respect to a business combination transaction would also likely impose customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.

We will also face risks to our business and prospects if we continue as a stand-alone company, including constraints on our ability to increase revenues and operating income, given the challenges we face in increasing our market share in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, our limited capital resources to finance growth through acquisitions or to expand internationally and the challenges we would face in further reducing our expenses.

Event of Bankruptcy with Respect to One or More Monolines

Our obligations under our asset-backed medium-term notes total $1.1 billion in principal amount and are supported by note guaranty insurance policies issued by AMBAC and FGIC, both of which have been facing significant financial challenges.  These Monolines have undertaken significant restructuring actions to meet these challenges, but the financial guaranty industry as a whole continues to face substantial pressures.  An event of bankruptcy with respect to either of these Monolines could trigger an amortization of our obligations under the affected medium-term notes, which would require a more rapid repayment (or refinancing) of those notes and would cause a suspension of our Like-Kind Exchange Program with respect to all vehicles serving as collateral for the medium-term notes, and could also (subject to certain conditions) result in cross-defaults under certain of our other financing agreements or a liquidation of collateral.

FGIC is the Monoline that has provided financial insurance with respect to our Series 2007-1 notes.  On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the NYID.  As of November 2, 2010, the NYID has taken no further public action with respect to FGIC, but may at any time seek an order of rehabilitation or liquidation of FGIC.  Depending on the circumstances, such action by the NYID and/or the issuance of such order would result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes.  We have received a letter from certain entities asserting their beneficial ownership of more than 50% of the Series 2007-1 notes and contending that an amortization event occurred under the related indenture as a result of, among other things, the NYID order, dated November 24, 2009, suspending payments by FGIC under its policies pending the removal of FGIC’s capital impairment.  We believe this assertion is completely without merit and, in our capacity as master servicer, we have so directed the trustee. There is, however, no assurance that these entities will not pursue their claim seeking to establish that the notes are currently subject to a rapid amortization event, which, if successful, could have the consequences described above.

AMBAC is the Monoline providing financial insurance with respect to our Series 2006-1 notes.  On March 24, 2010, the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCIW”) filed a petition in state court to rehabilitate a segregated group of insurance policies underwritten by AMBAC.  The rehabilitation order pertained solely to the segregated policies, and AMBAC is currently continuing operations and paying claims in the ordinary course of business on policy obligations not included in the segregated account.  The Series 2006-1 notes are not included in the segregated account.  There is no assurance that the OCIW will not take further action in the future with respect to rehabilitation of AMBAC as an entity, which could result in a rapid amortization under our Series 2006-1 notes.   Moreover, on November 1, 2010, AMBAC’s parent company, Ambac Financial Group, Inc., announced that it had determined not to make a regularly scheduled interest payment on certain of its debt securities and that, because it has been unable to raise capital as an alternative to bankruptcy protection, it is pursuing a restructuring of its outstanding debt through a prepackaged bankruptcy proceeding.   The timing of any restructuring and its potential effect on AMBAC and its obligations under outstanding financial insurance policies, including with respect to the Series 2006-1 notes, is uncertain. The Series 2006-1 notes will begin scheduled amortization in December of 2010, with repayment in full due in May 2011.  Accordingly, the period during which the consequence of any future rapid amortization event would occur would generally overlap with the scheduled amortization period, for which we have completed replacement financing as discussed elsewhere in this report.

During 2010, we added $950 million of fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to a Monoline.  If both series of Monoline-supported medium-term notes were to undergo amortization concurrently (e.g., due to simultaneous rapid amortizations, or rapid amortization under one series occurring during another series scheduled amortization period), we believe we would need approximately $200 million of additional fleet financing to retire the affected notes while maintaining peak summer fleet levels in 2011. If we were unable to access the asset-backed financing markets in a timely manner, we believe that we would be able to meet our repayment obligations using our existing available fleet financing capacity and cash on hand, although our ability to finance peak fleet levels during the second and third quarters of 2011 could be impaired.  A reduction in fleet levels during the peak season could have an adverse effect on our results of operations and cash flow.  In order to minimize the financial impact of a reduced fleet, we would need to further extend the holding period of our vehicles, and could also need to take other actions, such as further reductions of our operations and workforce.

ITEM 5.                   OTHER INFORMATION

Entry into a material definitive agreement – Series 2010-3 VFN

On October 28, 2010, RCFC completed the issuance and sale of RCFC’s Series 2010-3 VFN.  The aggregate principal amount of the Series 2010-3 VFN is $450 million, which may be drawn and repaid from time to time in whole or in part by RCFC at any time during the Series 2010-3 VFN’s one-year revolving period.   After the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN is scheduled to be repaid in six monthly amortization payments, beginning in November 2011, with the final principal payment scheduled for April 2012.  The Series 2010-3 VFN was undrawn upon issuance.

The Series 2010-3 VFN bears interest at a spread of 125 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-3 VFN, or at 325 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-3 VFN.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 25 months with a notional amount of $450 million to effectively limit the Series 2010-3 VFN’s floating rate to a maximum of 5%.

The Series 2010-3 VFN is secured by, among other things, a pledge of certain collateral owned by RCFC, including (i) a segregated group of rental vehicles that the Company uses in its daily vehicle rental operations (the “Group VII Vehicles”), (ii) all rights of RCFC under a master motor vehicle lease and servicing agreement, dated as of October 28, 2010, among RCFC, as lessor, the Company, as guarantor and master servicer, DTG Operations, Inc., an Oklahoma corporation and wholly owned subsidiary of the Company, as lessee and servicer, and those other affiliates of the Company that may become lessees and servicers thereunder from time to time (the “Group VII Lease”), (iii) all monies on deposit from time to time in certain collection and cash collateral accounts and (iv) all proceeds of the foregoing.

RCFC is subject to numerous restrictive covenants under the Indenture (as defined below) and related agreements, including restrictive covenants with respect to liens, indebtedness, mergers and consolidations, disposition of assets, acquisition of assets, dividends, officers’ compensation, amendments of its organizational documents, investments, agreements, the types of business it may conduct and other customary covenants for a bankruptcy-remote special purpose entity such as RCFC.

The Series 2010-3 VFN is subject to certain amortization events, including (among others) non-payment of principal or interest, violation of covenants, certain insolvency or bankruptcy events with respect to RCFC or the Company, occurrence of an event of default under the Group VII Lease, failure to maintain certain enhancement levels, minimum asset amounts and letter of credit and/or cash liquidity amounts, failure to maintain an interest rate cap, certain changes in control relating to RCFC or the Company and certain other adverse events relating to the Company, including non-compliance with certain financial covenants.  The occurrence of an amortization event would terminate the revolving period and result in the rapid amortization of the Series 2010-3 VFN and, in certain cases, could result in the liquidation of the Group VII Vehicles.

RCFC sold the Series 2010-3 VFN to Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank N.A., and The Royal Bank of Scotland plc, as managing agents (collectively, the “Managing Agents”), pursuant to a note purchase agreement, dated as of October 28, 2010, among RCFC, the Company, the Managing Agents, Saratoga Funding Corp., LLC, Liberty Street Funding LLC, Jupiter Securitization Company LLC, and Windmill Funding Corp, as conduit purchasers, and Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank, N.A., and The Royal Bank of Scotland plc, as committed purchasers (such conduit purchasers and committed purchasers together, the “Funding Sources”), and Deutsche Bank AG, New York Branch, as administrative agent.  The Series 2010-3 VFN was issued to the Managing Agents, as Noteholders on behalf of the Funding Sources, pursuant to the Series 2010-3 Supplement, dated as of October 28, 2010, between RCFC and Deutsche Bank Trust Company Americas, as trustee (the “Trustee”), to the Amended and Restated Base Indenture, dated as of February 14, 2007, between RCFC and the Trustee (collectively, the “Indenture”).  The Series 2010-3 VFN has not been, and will not be, registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  The Funding Sources and the Trustee, or their respective affiliates, with the exception of The Royal Bank of Scotland plc, are also participants in other credit facilities of the Company and its subsidiaries.

ITEM 6.	EXHIBITS

2.1
Amendment No. 1, dated September 10, 2010, to the Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 13, 2010, Commission File No. 1-3647*

4.225	Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent**
4.226
Note Purchase Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Saratoga Funding Corp., LLC, Liberty Street Funding LLC, Jupiter Securitization Company LLC, and Windmill Funding Corp, as conduit purchasers, Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank, and The Royal Bank of Scotland plc, as committed purchasers and managing agents, and Deutsche Bank AG, New York Branch, as administrative agent**

4.227	Series 2010-3 Supplement to the Amended and Restated Base Indenture, dated as of October 28, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee**
4.228
Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of October 28, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder**

4.229
Amendment No. 2 effective October 28, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas**

15.39	Letter from Deloitte & Touche LLP regarding interim financial information**
31.69	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.70	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.69	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.70	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
_____________________

*Incorporated by reference
**Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 2, 2010	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
November 2, 2010	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

4.225	Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent
4.226
Note Purchase Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Saratoga Funding Corp., LLC, Liberty Street Funding LLC, Jupiter Securitization Company LLC, and Windmill Funding Corp, as conduit purchasers, Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank, and The Royal Bank of Scotland plc, as committed purchasers and managing agents, and Deutsche Bank AG, New York Branch, as administrative agent

4.227	Series 2010-3 Supplement to the Amended and Restated Base Indenture, dated as of October 28, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee
4.228
Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of October 28, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder

4.229
Amendment No. 2 effective October 28, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas

15.39	Letter from Deloitte & Touche LLP regarding interim financial information
31.69	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.70	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.69	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.70	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002