Form 10-K
period 2010-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2011-02-28
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  X     No___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes___   No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No___

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes___  No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer ____	Smaller reporting company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes___      No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $1,209,341,340.

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2011 was 28,780,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 9, 2011 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2011” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties relating to our business that could materially affect our future results include:
•
the impact of persistent pricing and demand pressures on our results and our low cost structure, particularly in light of the continuing volatility in the global financial and credit markets, and concerns about global economic prospects and the timing and strength of a recovery, and whether consumer confidence and spending levels will continue to improve;

•
whether ongoing governmental and regulatory initiatives in the United States and elsewhere to stimulate economic growth will be successful and the impact of developments outside the United States, such as the sovereign credit issues in certain countries in the European Union, which could affect the relative volatility of global credit markets generally, and the continuing significant political unrest in the Middle East, which could cause prices for petroleum products, including gasoline, to rise and adversely affect both broader economic conditions and consumer discretionary spending patterns;

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

•	the impact of pricing and other actions by competitors, particularly as they increase fleet sizes in anticipation of seasonal activity;
•	the strength of a recovery in the U.S. automotive industry, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers, and whether the recovery is sustained;
•
airline travel patterns, including disruptions or reductions in air travel resulting from industry consolidation, capacity reductions, pricing actions, severe weather conditions or other events, such as airline bankruptcies, particularly given our dependence on leisure travel;

•	access to reservation distribution channels, particularly as the role of the Internet increases in the marketing and sale of travel-related services;
•	our ability to obtain cost-effective financing as needed (including replacement of asset-backed notes and other indebtedness as it comes due) without unduly restricting our operational flexibility;
•
our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to any of the monoline insurers that provide credit support for our asset-backed financing structures (“Monolines”), including Financial Guaranty Insurance Company and Ambac Assurance Corporation;

•
our ability to comply with financial covenants, including the new financial covenants included in our amended senior secured credit facilities, and the impact of those covenants on our operating and financial flexibility;

•
whether our preliminary expectations about our federal income tax position, after giving effect to the impact of the Tax Relief Act, are affected by changes in our expected fleet size or operations or further legislative initiatives relating to taxes in the United States or elsewhere, and whether the Company will, as expected, recover previous overpayments in respect of U.S. federal income taxes in 2011;

•	the cost of regulatory compliance, costs and other effects of potential future initiatives, including those directed at climate change and its effects, and the costs and outcome of pending litigation;
•	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed;
•	the effectiveness of actions we take to manage costs and liquidity; and
•	the impact of other events that can disrupt consumer travel, such as natural and man-made catastrophes, pandemics and actual and perceived threats or acts of terrorism.

We are also subject to risks relating to a potential business combination transaction, including the following:

•
whether Avis Budget Group, Inc. (“Avis Budget”) would obtain regulatory approval to engage in a business combination transaction with us and, if so, the conditions upon which such approval would be granted (including potential divestitures of assets or businesses of either company), whether we and Avis Budget would reach agreement on the terms of such a transaction, whether our stockholders would approve the transaction and whether other conditions to consummation of the transaction would be satisfied or waived;

•
the impact on our results and liquidity if we become obligated to pay a termination fee to Hertz Global Holdings, Inc. (“Hertz”) upon our entry into a definitive agreement for, or our completion or recommendation of, a qualifying business combination transaction within 12 months of the October 1, 2010 termination date of our merger agreement with Hertz, and whether and the extent to which the relevant third party would bear all or any portion of that fee;

•
the risks to our business and prospects pending any future business combination transaction, diversion of management’s attention from day-to-day operations, a loss of key personnel, disruption of our operations, and the impact of pending or future litigation relating to any business combination transaction; and

•
the risks to our business and growth prospects as a stand-alone company, in light of our dependence on future growth of the economy as a whole to achieve meaningful revenue growth in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, and capital and other constraints on expanding company-owned stores internationally.

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

Operating Structure

Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2010, Dollar and Thrifty had 605 locations in the U.S. and Canada of which 297 were company-owned stores and 308 were locations operated by franchisees.

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

Company Strategy

The Company’s business strategy is to achieve sustained, profitable growth based on the following key initiatives:

•
Focus on Profitability of Core Operations.  The Company’s focus is on maximizing profitability of its core operations and return on assets, rather than revenue growth.  Key to this effort has been a focus on the optimal balance between transaction volume and  pricing, including particularly enhancing rate per day, even where achieving this objective has resulted in reduced transaction days.  The Company’s primary focus is the top 75 airport markets in the U.S. and in key leisure destinations.  The Company continues to focus on maximizing profitability of its company-owned stores and continually monitors its stores for return on asset and profitability requirements.  As part of this process, in late 2008 and 2009, the Company closed over 100 company-owned stores that did not meet financial return objectives.  The Company does not anticipate significant additional location closures in the foreseeable future.  The Company expects to increase revenues and profitability through expansion of its commercial and tour business and continued improvements in the convenience, value and service it offers to customers.

•
Enhanced Fleet Diversification and Fleet Management.  The Company plans to operate a diversified fleet, focused on maintaining inventory in line with travel demand, and product mix in line with customer demand.  Beginning in 2009, the Company has enhanced its fleet diversification, and its expected fleet composition for the 2011 model year comprising vehicles from Ford Motor Company (“Ford”) (45%), General Motors Company (such entity or its predecessor entity, as the context may require, and its affiliates, “General Motors”) (22%), Chrysler (16%) and other manufacturers (17%).  In addition to reducing the Company’s historical dependence on Chrysler, a diversified fleet enables the Company to offer customers a wider range of vehicle options.  The Company also reduced its credit exposure to the major vehicle manufacturers by shifting its fleet mix to a greater proportion of vehicles purchased outside manufacturer residual value programs, which also reduced funding requirements and vehicle depreciation rates.

•
Expand Brand Representation in Select Markets Through Franchising.  The Company has a strong franchisee network, which provides it with brand representation in international markets, smaller U.S. airport locations and local markets that are not part of the Company’s core strategic focus.  In those markets, franchised operations can provide the Company with recurring and stable sources of profit.  In optimizing its ownership mix, the Company may continue to acquire franchisees on a limited and opportunistic basis for purposes of brand consolidation or to improve its representation in larger markets that may be under-served.  In international markets outside of North America, the Company exclusively utilizes its franchise network to promote its operations, and will continue to pursue international franchise expansion as a growth opportunity.  During 2010, the Company granted 17 and 6 new franchises to domestic and international franchisees, respectively.

Available Information

The Company makes available free of charge on or through its Internet Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material has been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s Internet address is http://www.dtag.com. The SEC also maintains a Web site that contains all of the Company’s filings at http://www.sec.gov. Information on the Company’s Web site is not incorporated into this Form 10-K.

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

Industry Overview

The Company competes primarily in the U.S. car rental industry.  The U.S. daily car rental industry has two principal markets: the airport market and the local market.  Vehicle rental companies that focus on the airport market rent primarily to leisure and business travelers. Companies focusing on the local market rent primarily to persons who need a vehicle periodically for personal or business use or who require a temporary replacement vehicle. Rental companies also sell used vehicles and ancillary products such as refueling services, navigation systems and loss damage waivers to vehicle renters.  As a general matter, the car rental industry is significantly dependent on conditions in the overall leisure and business travel markets.

Vehicle rental companies typically incur substantial debt to finance their fleets which makes them dependent on access to the fleet financing and capital markets to fund operations, and also has a direct impact on profitability due to the interest costs associated with the debt and fluctuations in interest rates.  These markets were significantly disrupted during 2009 and 2008 which constrained access to capital. Although the fleet financing market improved significantly in 2010, new issuances in these markets, including those undertaken by the Company, have required higher collateral enhancement rates than the industry has faced historically.  This increase in collateral enhancements will have a direct impact on the capital required to support operations in future periods.

Vehicle rental companies are also dependent on vehicle manufacturers and overall economic conditions in the new and used vehicle markets, as these factors directly impact the cost of acquiring vehicles, and the ultimate disposition value of vehicles, both of which impact operating cost.  Historically, rental companies acquired a large portion of their fleets under residual value programs (“Residual Value Programs”), under which vehicle manufacturers repurchase or guarantee the resale value of the vehicle in future periods, thereby allowing the rental companies to fix their holding cost of the vehicle (“Program Vehicles”).  Most vehicle rental companies have in recent periods increased their vehicle purchases made outside of Residual Value Programs to lower fleet costs and reduce the risk related to the creditworthiness of the vehicle manufacturers, which has increased their dependence on the used vehicle market in terms of both determining holding cost, and for ultimate disposition of the vehicles.  Vehicle rental companies bear residual value risk for these vehicles, which are referred to as “Non-Program Vehicles” or “risk vehicles”.

The U.S. rental car industry has eight top brands which are owned by four companies. Three of the companies are publicly held: Dollar and Thrifty operated by the Company; Avis and Budget operated by Avis Budget and the Hertz brand operated by Hertz. The remaining three brands of Alamo, National and Enterprise are operating subsidiaries of Enterprise Rent-A-Car Company, which is privately held.  The Company also faces competition from local and regional car rental companies in the United States, some of which have meaningful market share and the ability to impact pricing in numerous large airports in the United States.  There is intense competition in the U.S. car rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals.  This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. To accommodate increased demand in the summer vacation periods, the Company increases its available fleet and staff and as demand declines, the fleet and staff are decreased accordingly.  Certain operating expenses, such as minimum concession fees, rent, insurance and administrative overhead represent fixed costs and cannot be adjusted for seasonal increases or decreases in demand. In 2010, the Company’s average monthly fleet size ranged from a low of approximately 89,000 vehicles in the first quarter to a high of approximately 114,000 vehicles in the third quarter.

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

The Company is focused on maximizing profitability of its company-owned stores and continually monitors any stores that do not meet minimum return on asset and profitability requirements for potential improvements or possible closure.

The Company also offers franchise opportunities in smaller markets in the U.S. and Canada and in all other international markets so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.  Additionally, the Company may re-franchise company-owned stores outside its strategic markets.

Summary Operating Data of the Company
	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Revenues:
Revenue from U.S. and
Canada company-owned
stores	$1,491,210	$1,491,599	$1,637,119
Revenue from franchisees
and other	45,950	54,650	60,874
Total revenues	$1,537,160	$1,546,249	$1,697,993

	As of December 31,
	2010	2009	2008
Rental locations:
U.S. and Canada company-
owned stores	297	296	400
U.S. and Canada franchisee
locations	308	317	341

Franchisee agreements:
U.S. and Canada	190	181	222
International	139	135	139

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities.  Dollar operates primarily through company-owned stores in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. At December 31, 2010, Dollar had 82 company-owned stores at airports and 67 in local markets, and 57 franchised in-terminal airport locations and 68 franchised local market operations in the U.S. and Canada.  In Canada, Dollar operates company-owned stores in five of the eight largest airport markets of Calgary, Toronto, Montreal, Halifax and Vancouver.

As of December 31, 2010, Dollar’s vehicle rental system included 274 locations in the U.S. and Canada, consisting of 149 company-owned stores and 125 franchisee locations.  Dollar’s total rental revenue generated by company-owned stores was $850.2 million for the year ended December 31, 2010.

Thrifty

Thrifty serves both the airport and local markets through company-owned stores and its franchisees which derive approximately 90% of their combined rental revenues from the airport market and approximately 10% from the local market. At December 31, 2010, Thrifty had 82 company-owned stores at airports and 66 in local markets, and 65 franchised in-terminal airport locations and 118 franchised local market operations in the U.S. and Canada.

At December 31, 2010, Thrifty’s vehicle rental system included 331 rental locations in the U.S. and Canada, consisting of 148 company-owned stores and 183 franchisee locations.  Thrifty’s total rental revenue generated by company-owned stores was $622.8 million for the year ended December 31, 2010.

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

As of December 31, 2010, the Company operates each of the Dollar brand in 57 and the Thrifty brand in 59 of the top 75 airport markets in the U.S. and operates both brands in 51 of those top 75 airport markets.

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

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $208.4 million or 14.1% of the Company’s rental revenues for the year ended December 31, 2010.  These rentals are usually part of tour packages that can also include air travel and hotel accommodations.  No single tour operator account generated in excess of 2% of the Company’s 2010 rental revenues.

Other

As of December 31, 2010, the Company had 154 vehicle rental concessions for company-owned stores at 88 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities.  A growing number of larger airports are building consolidated airport rental car facilities to alleviate congestion at the airport. These consolidated rental facilities may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated bussing operations and maintain image standards mandated by the airports.

Summary of Corporate Operations Data
	Year Ended December 31,
	2010	2009	2008
	(in thousands)

Rental revenues:
United States - Dollar	$839,267	$835,935	$933,072
United States - Thrifty	574,141	576,230	602,653
Total U.S. rental revenues	1,413,408	1,412,165	1,535,725

Canada - Dollar	10,912	9,178	15,642
Canada - Thrifty	48,703	51,575	64,786
Total Canada rental revenues	59,615	60,753	80,428

Total rental revenues	1,473,023	1,472,918	1,616,153

Other	18,187	18,681	20,966

Total revenues from U.S. and
Canadian Corporate Operations	$1,491,210	$1,491,599	$1,637,119

	As of December 31,
	2010	2009	2008

Rental locations (U.S. and Canada):
Dollar	149	151	181
Thrifty	148	145	219
Total corporate rental locations	297	296	400

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

Thrifty - In addition to the initial franchise fee, each Thrifty U.S. franchisee pays a fee generally ranging from 6% to 8% of rental revenue.

System Fees in Canada

All Dollar and Thrifty Canadian franchisees, whether operating a single-brand or co-brand location, pay a monthly fee generally equal to 8% of rental revenue.

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

Summary of U.S. and Canada Franchise Operations Data
	As of December 31,
	2010	2009	2008

Franchisee locations:
Dollar	125	131	143
Thrifty	183	186	198
Total franchisee locations	308	317	341

Franchisee agreements:
Dollar	89	80	92
Thrifty	101	101	130
Total franchisee agreements	190	181	222

International

Dollar and Thrifty offer master franchises outside the U.S. and Canada, generally on a countrywide basis.  Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees.  At December 31, 2010, exclusive of the U.S. and Canada, Dollar had franchised locations in 58 countries and Thrifty had franchised locations in 76 countries.  These locations are in Latin America, Europe, the Middle East, and the Asia-Pacific regions.

The Company offers franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis.  Revenue generated by the Company from franchised operations outside the U.S. and Canada totaled $11.6 million in 2010, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

Thrifty Car Sales provides an opportunity to franchised rental service providers to enhance or build their used car operations under a well-recognized national brand name.  In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales.  These products and services include participation in a full service business development center, a nationally supported Internet strategy and Web site, operational and marketing support, vehicle supply services and customized retail and wholesale financing programs, as well as national accounts and supply programs.  At December 31, 2010, Thrifty Car Sales had 40 franchise locations.

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

Parking Services – Airport parking operations are a natural complement to vehicle rental operations. The Company operates 14 corporate parking operations.

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

Reservations

The Internet is the primary source of reservations for the Company.  For the year ended December 31, 2010, approximately 79% of the Company’s total non-tour reservations came through the Internet, slightly increasing from approximately 78% in 2009.  During 2010, the Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 46% of total non-tour reservations. Third-party Internet sites provided 33% of non-tour reservations, with two third-party sites each providing approximately 11% of total non-tour reservations and the remainder coming from various smaller sites.  The remaining non-tour reservations were primarily provided by the reservation call centers and travel agents.  The Company outsources a significant portion of its call center operations to PRC, LLC, a global leader in the operation of outsourced call centers.  In addition, the Company maintains limited call center operations at its Tahlequah, Oklahoma facility.  Dollar and Thrifty reservation systems are linked to all major airline reservation systems and to travel agencies in the U.S., Canada and abroad.

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

In 2010, in an effort to improve forecasting about customer transactions, Dollar and Thrifty began integrating customer transactional data with an email marketing program to deliver relevant messages to subscribing customers at the optimal time, with a view to increasing customer engagement and maximizing revenue.  The Company believes that this type of integration can increase the interaction between customers and the brands while expanding customer loyalty and increasing revenue.  Additionally, dollar.com and thrifty.com launched a time saving online check-in function and implemented a content delivery network to streamline the reservation process.

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

Information Systems

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, Web sites, distribution network, rate and reservation systems, fleet and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of the fleet and financial assets. The Company also relies on a revenue management system that enables the Company to better determine rental demand based on current and historical reservation patterns and adjust its rental rates accordingly. The Company’s Internet Web sites and various distribution networks allow the Company’s products to be marketed and reserved directly or through our various channel partners.

The Company continues to invest in new business system capabilities to facilitate operations and reduce ongoing operating costs.  In 2010, the Company deployed new counter automation capabilities, redesigned and enhanced key distribution capabilities and upgraded the revenue management system to incorporate new products and handle greater volumes.  The Company also deployed newer technologies, consolidated platforms and renegotiated key supplier agreements that helped reduce ongoing information technology (“IT”) operating cost.

Hewlett-Packard Company (“HP”) provides the majority of the Company’s IT services, including applications development and maintenance, network, workplace and storage management, back-up and recovery and mid-range hosting services.  HP also manages and monitors the majority of the Company’s data network and its daily information processing.  The Company’s counter automation, reservations, revenue management, Internet Web sites and fleet processing systems are housed in a secure underground HP facility in Oklahoma designed to withstand disasters. The Company’s contract with HP expires in August 2011, and the Company is in contract renewal discussions with HP.

U.S. franchisees receiving a certain volume of reservations are required to use an approved automated counter system.  In addition to providing an electronic data link with the Company’s worldwide reservations centers, the automated counter system produces rental agreements and provides the Company and its franchisees with customer and vehicle inventory information, as well as financial and operating reports.

Fleet Acquisition and Management

Vehicle Supply

The Company has vehicle supply agreements with both Chrysler and Ford covering vehicle purchases through the 2012 model year, and has a vehicle purchase agreement with General Motors covering vehicle purchases through the 2011 model year.

For the 2010 model year, Ford, Chrysler and General Motors vehicles represented approximately 35%, 30% and 20%, respectively, of the total U.S. fleet purchases by DTG Operations.  The Company expects that for the 2011 model year, Ford, General Motors and Chrysler, will represent approximately 45%, 22% and 16%, respectively, of total U.S. fleet purchases of DTG Operations.

Vehicle Residual Value Risk

Vehicle depreciation is the largest single cost element in the Company’s operations, and is dependent upon the ultimate residual values of vehicles in the fleet, in addition to the overall mix of Program and Non-Program Vehicles.

DTG Operations primarily purchases Non-Program Vehicles, for which it bears the full residual value risk because the vehicles are not covered by a manufacturer’s Residual Value Program.  Non-Program Vehicles typically have lower acquisition costs and lower depreciation rates than comparable Program Vehicles, and also allow the Company to reduce its risk related to the creditworthiness of the vehicle manufacturers.  The manufacturer does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods.  At December 31, 2010, approximately 98% of all vehicles operated by DTG Operations were Non-Program Vehicles.

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

As the level of Non-Program Vehicles in the fleet has increased, the Company has assumed additional risk related to fluctuations in the residual value of the vehicle, and has increased its reliance on the used vehicle markets.  The residual value market fluctuates seasonally with the lowest values typically in the fourth quarter.  Residual values depend on levels of supply and demand for both new and used vehicles, seasonality in the residual value market, fuel prices and consumer perceptions of manufacturer quality, and directly affect vehicle depreciation rates.  The level of the Company’s future investment in Program Vehicles will depend on the availability and attractiveness of Residual Value Programs, although the Company does not anticipate any material change in its fleet mix for the foreseeable future.

Vehicle Remarketing

DTG Operations typically holds Non-Program Vehicles in rental service for approximately 18 to 20 months.  DTG Operations remarketed 73% of its Non-Program Vehicles through auctions and 27% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2010.

DTG Operations typically holds Program Vehicles in rental service for approximately six to eight months.  Generally, Program Vehicles must be removed from service before they reach 30,000 miles to avoid excess mileage penalties under manufacturers’ Residual Value Programs.  DTG Operations must bear the risk on the resale of Program Vehicles that cannot be returned.

Fleet Management

The Company utilizes fleet optimization software (the “Pros Fleet Management Software”) from PROS Holdings, Inc., a leading provider of pricing and revenue optimization software.  The Pros Fleet Management Software allows the Company to improve fleet planning and efficiencies in its vehicle acquisition and remarketing efforts.

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental fleets.  The Company utilizes asset-backed medium-term notes and variable funding note programs to finance its vehicles.  Under asset-backed medium-term notes, the Company is required to provide collateral at different levels depending on whether vehicle manufacturers maintain investment grade or non-investment grade credit ratings, and whether inventory is comprised of Program Vehicles or Non-Program Vehicles.  Under variable funding note programs, the Company is required to provide collateral at a fixed level.  See Item 8 - Notes 10 and 19 of Notes to Consolidated Financial Statements.

Fleet Leasing Programs

DTG Operations has historically made fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year.  In recent years, the Company has made a fleet leasing program available to U.S. franchisees on a very limited basis and plans to do so again in 2011.

U.S. Fleet Data
	Year Ended December 31,
	2010	2009	2008

Average number of vehicles leased to
franchisees	171	1,666	2,754

Average number of vehicles in
combined fleets of franchisees	13,879	15,382	18,171
Average number of vehicles in combined
fleets of company-owned stores	98,735	99,223	115,129
Total	112,614	114,605	133,300

DTG Canada has historically made fleet leasing programs available to Canadian franchisees for each new model year.  For 2010, approximately 800 vehicles were leased to Canadian franchisees.  The Company plans to offer a fleet leasing program to Canadian franchisees on a very limited basis in 2011.

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

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles.  In 2008, 2009 and 2010, the Company retained the risk of loss up to $5.0 million, $7.5 million and $7.5 million, respectively, per occurrence for public liability and property damage claims. The Company maintains insurance coverages at certain amounts in excess of its retained risk.  The Company retains the risk of loss on supplemental liability insurance sold to vehicle rental customers.

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

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims.  As of December 31, 2010, the Company had Vehicle Insurance Reserves of $107.7 million.  The Company’s obligations to pay insurance-related losses and indemnify the insurance carriers for fronted policies are collateralized by surety bonds and letters of credit. As of December 31, 2010, these letters of credit and surety bonds totaled approximately $51.5 million and $3.4 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $17.1 million and $45.0 million, respectively, as of December 31, 2010.

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

Other Matters

Vehicle rental and leasing companies have insurance liability exposure for amounts up to each state’s minimum financial responsibility for the actions of any person driving a company-owned vehicle.  Vehicle rental companies are also subject to various federal, state and local consumer protection laws and regulations including those relating to advertising and disclosure of charges to customers.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 21, and lease 108, locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

Employees

As of December 31, 2010, the Company employed approximately 6,000 full-time and part-time employees.  Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2010. The Company believes its relationship with its employees is good.

ITEM 1A.	RISK FACTORS

Expanding upon the factors discussed in the Forward-Looking Statements section provided at the beginning of this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements that we made.  Risks that we do not know about could arise and issues we now view as minor could become more important.  If we are unable to adequately respond to any of these risks, our financial condition, results of operations and cash flows could be materially adversely affected.

Risk Factors Relating to our Business

Economic Conditions

Our results are dependent on general economic conditions in the U.S. and Canada, our principal markets.  Adverse economic conditions negatively impacted our operations in 2008 and 2009, and necessitated significant actions to mitigate their impact, including reductions in our rental fleet in response to declining demand, and reductions in our workforce.  While economic conditions in 2010 and the outlook for 2011 have improved, uncertainty still remains as to the strength of the current recovery.  Consumer confidence and spending levels have also improved in 2010; however, there is no assurance that these trends will continue or that ongoing governmental stimulus initiative will be effective.  Favorable economic trends in the United States, our principal market, could also be adversely affected by events outside the United States.  These include the sovereign credit issues in certain countries in the European Union, which could affect the relative volatility of global credit markets generally, and the continuing significant political unrest in the Middle East, which could cause prices for petroleum products, including gasoline, to rise and adversely affect both broader economic conditions and consumer discretionary spending patterns.  If economic conditions in the United States deteriorate based on these or other factors, spending on leisure travel could also decline, with consequent negative effects on our results of operations and prospects.

Adverse economic conditions also affect our customers and franchisees, and some of our franchisees have experienced financial challenges.  These circumstances result in reduced fee revenue to the Company and a potential for increased bad debt exposure. Depending on the continued strength of the economy, we may lose customers or our franchisees may become unable to meet their payment obligations to us.

Exposure to Used Vehicle Market Conditions

We retained the residual value risk on approximately 98% of our vehicles at December 31, 2010 and expect that risk vehicles will account for approximately 95% of our fleet in 2011.  The depreciation costs for these vehicles are highly dependent on used vehicle prices at the time of sale, requiring us to make assumptions regarding the age and mileage of the vehicles at the time of disposal, as well as the general used vehicle auction market.  The costs of our risk vehicles may be materially affected by the relative strength of the used car market, particularly the market for one to two year old used cars. The strength of the used car market and its impact on residual values is driven by a number of factors, including macroeconomic factors impacting supply and demand for used vehicles, the volume of new vehicles produced by automotive manufacturers and the applicable level of discounts or incentives offered to stimulate sales, the availability of consumer credit to purchase new or used vehicles, and finally, changes in gasoline prices that may impact consumer demand for certain types of vehicles.  Additionally, residual values fluctuate seasonally with the lowest values typically in the fourth quarter.

 While the market has experienced favorable trends during 2010, the strength and duration of continued favorability in 2011 remains uncertain.  In the event of renewed pricing pressure in the used vehicle market, or if recent events in the Middle East result in significant increases in gasoline prices in the near term, residual values could decrease and our results could be materially and adversely affected.  Operating more risk vehicles could also have a negative impact on the vehicle utilization and profitability if we are unable or elect not to sell those vehicles in periods of weaker rental demand.

Highly Competitive Nature of the Vehicle Rental Industry

In addition to local and regional vehicle rental companies, the vehicle rental industry primarily consists of eight major brands, all of which compete intensely for rental customers based on price and service.  The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition, requiring companies to be highly competitive in pricing in order to attract consumers.  In addition to consumer demand, pricing in the industry is significantly impacted by the size of the rental fleets and the supply of vehicles available to consumers in the market.  While we have achieved improvements in our pricing as part of our strategic focus on return on assets in addition to the overall fleeting actions taken by the industry to balance supply with demand, we cannot provide assurance that we will continue to realize improved pricing or whether our attempts to do so will adversely affect transaction days.  A significant increase in the supply of rental vehicles available in the market due to fleet actions taken by our competitors, or actions by our competitors to significantly reduce their prices in order to increase market share or utilization (as was the case during the severe U.S. weather conditions in the fourth quarter of 2010) could negatively affect our pricing and other operating plans in material ways and adversely affect our results of operations and prospects.

Dependence on Domestic Automotive Manufacturers

The domestic automotive industry was materially adversely affected by the recessionary conditions in 2008 and 2009, with two of the three manufacturers restructuring their operations under U.S. bankruptcy laws.  We remain highly dependent on the domestic automotive manufacturers with approximately 83% of our 2011 orders attributable to Ford, Chrysler and General Motors.  It is uncertain whether actions these companies have taken will be sufficient to withstand economic pressures on the domestic automotive manufacturers.

We have exposure to these manufacturers in three primary areas:  their ability to manufacture and deliver vehicles to us in a timely manner and at a competitive price for use in our operations; the level of residual values of their vehicles in the overall used vehicle market, which could be adversely impacted by negative public perception regarding their products or financial prospects and in turn affect our vehicle depreciation costs and collateral requirements; and their ability to meet financial obligations to us for Residual Value Programs and other purchase-related incentives.  If any of these companies experience significant financial difficulties and fails to meet its financial or supply obligations to us, our results, financial position, cash flow and prospects could be materially adversely affected.

Dependence on Air Travel

Approximately 90% of our rental revenues are attributable to airport locations and airport arriving customers. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry, airline restructuring through bankruptcy, and challenging economic conditions have caused airlines to reduce flight schedules which could adversely impact the number of airline passengers.  The airline industry has also faced considerable challenges in light of global economic conditions, severe weather conditions and competitive industry conditions.  A significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results, particularly if it occurs during our peak rental season.

Dependence on Third-Party Internet Sales

The Internet has had a significant impact on the way travel companies get reservations. For 2010 and 2009, we received 79% and 78% of our non-tour reservations from the Internet, respectively, with 46% in both years coming from our own Internet Web sites, dollar.com and thrifty.com.

The remaining portion of non-tour reservations derived from the Internet were provided by third-party sites with two third-party sites each providing approximately 11% of non-tour reservations and the remainder coming from various smaller sites.  Future changes in the way travel-related services are marketed and sold over the Internet or changes in our relationship with third-party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Texas represented approximately 60% of our total rental revenue for the year ended December 31, 2010. The severe decline in consumer spending in recent periods materially adversely affected leisure travel and could be expected to do so again in the foreseeable future. Reductions in leisure travel resulting from natural disasters, terrorist acts, or other factors could also have a material adverse impact on our results if consumer spending does not rebound to more favorable levels.

Fuel Costs

Prices for petroleum-based products, including gasoline, have experienced significant volatility in recent periods and affected automotive travel patterns in material ways. A variety of factors, including the current economic environment, the continuing significant political unrest in the Middle East and geopolitical unrest in oil-producing nations, could cause further price volatility.  Limitations in fuel supplies or significant increases in fuel prices could have an adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Vehicle Financing Considerations

The rental car industry is capital intensive, and we depend on access to the capital markets for financing our vehicles using primarily asset-backed medium-term notes and variable funding note programs. We expect to have substantial debt and debt service requirements in the foreseeable future.  Based on our completion in 2010 of $950 million in new asset-backed financing and a CAD$150 million facility, we believe conditions in the asset-backed financing markets have improved significantly, but we cannot assure you that these conditions will be sustained if the credit markets experience disruptions or volatility as the economy continues to recover from the recent financial crisis.

Asset-backed financing facilities require varying levels of collateral enhancement, which we provide through a combination of vehicles, cash and letters of credit under our bank loan facility.  The amount of enhancement required under our Series 2010 notes increased significantly compared to that required under our medium-term notes, and accordingly, the Company expects that it will be required to provide higher amounts of cash and letters of credit in future periods as those medium-term notes mature, thus impacting the availability of liquidity for other purposes.

The Company’s strategy is to maintain a predominately risk fleet, with risk vehicles comprising approximately 98% of our vehicle inventory as of December 31, 2010.  If residual values of our risk vehicles decline significantly or we experience cumulative losses on the disposition of risk vehicles exceeding a specified percentage of the aggregate value of our fleet, we could be required to increase the monthly depreciation payments under our asset-backed medium-term notes during the remaining life of the vehicles, increase the level of collateral enhancement, or both.  Such payments or increase in collateral enhancement would reduce our liquidity available for other purposes.

Event of Bankruptcy with Respect to One or More Monolines

As of December 31, 2010, our obligations under our asset-backed medium-term notes total $1.0 billion in principal amount and are supported by note guaranty insurance policies issued by Ambac Assurance Corporation (“AMBAC”) and Financial Guaranty Insurance Company (“FGIC”), both of which have been facing significant financial challenges.  These Monolines have undertaken significant restructuring actions to meet these challenges, but the financial guaranty industry as a whole continues to face substantial pressures.  An event of bankruptcy with respect to either of these Monolines could trigger an amortization of our obligations under the affected medium-term notes, which would require a more rapid repayment (or refinancing) of those notes.

During 2010, we added $950 million of fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization events that would occur with respect to AMBAC or FGIC.  If both series of Monoline-supported medium-term notes were to undergo amortization concurrently (e.g., due to simultaneous rapid amortizations, or rapid amortization under one series occurring during another series’ scheduled amortization period), we believe we would need approximately $200 million of additional fleet financing to retire the affected notes while maintaining peak summer fleet levels in 2011. If we were unable to access the asset-backed financing markets in a timely manner, we believe that we would be able to meet our repayment obligations using our existing available fleet financing capacity and cash on hand, although our ability to finance peak fleet levels during the second and third quarters of 2011 could be impaired.  A reduction in fleet levels during the peak season could in turn have an adverse effect on our results of operations and cash flow.  In order to minimize the financial impact of a reduced fleet, we would likely need to extend further the holding period of our vehicles or take other actions, such as further reductions of our operations and workforce.

FGIC is the Monoline that has provided financial insurance with respect to our Series 2007-1 notes.  On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).  On December 2, 2010, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of February 28, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.  Additionally, we have received correspondence from certain entities asserting their beneficial ownership of more than 50% of the Series 2007-1 notes and contending that an amortization event occurred under the related indenture as a result of, among other things, the NYID order, dated November 24, 2009, suspending payments by FGIC under its policies pending the removal of FGIC’s capital impairment.  We believe this assertion is completely without merit and, in our capacity as master servicer, we have so directed the trustee. There is, however, no assurance that these entities will not pursue their claim seeking to establish that the notes are currently subject to a rapid amortization event, which, if successful, could have the consequences described above.

AMBAC is the Monoline providing financial insurance with respect to our Series 2006-1 notes.  AMBAC and its parent company have been subject to or undertaken several restructuring actions, including the filing of a Chapter 11 bankruptcy by the parent company on November 8, 2010.  In March 2010, AMBAC was required to establish a segregated account of policies by the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCIW”), although it has been continuing operations and paying claims in the ordinary course on policy obligations that were not included in that account.  Our Series 2006-1 notes were not included in the segregated account, although there is no assurance that the OCIW will not take further action with respect to the instruments not included in the segregated account.  Any such action could result in a rapid amortization under the notes.  The Series 2006-1 notes began scheduled amortization in December of 2010, and as of February 28, 2011, $300 million in principal amount of these notes has been repaid, with the remaining amount due in three equal installments through May 2011.  Accordingly, any future rapid amortization would generally overlap with the scheduled amortization period for these notes, for which we have completed replacement financing.

Restrictions and Restrictive Covenants

Certain of our vehicle financing and credit facilities contain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	dispose of assets;
•	incur additional indebtedness;
•	incur guarantee obligations;
•	prepay other indebtedness;
•	pay dividends or make share repurchases;
•	create liens on assets;
•	enter into sale and leaseback transactions;
•	make investments, loans, advances or capital expenditures;
•	make acquisitions;
•	engage in mergers or consolidations;
•	change the business conducted by us; and
•	engage in certain transactions with affiliates.

In addition, under the recent amendments to our Senior Secured Credit Facilities (hereinafter defined) and our variable funding note programs, we are subject to a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

Our ability to comply with these restrictions and covenants will depend on our financial and operating performance, and a violation of any of them could result in an event of default under these facilities, entitling the relevant lenders to exercise remedies against us, such as acceleration of the maturity of the relevant indebtedness.  While a default is continuing under our Revolving Credit Facility (hereinafter defined), we would be prohibited from further borrowings and issuances of letters of credit, which could have a significant adverse effect on our business and results of operations.   A default or event of default under one of our debt agreements may also result in a default or event of default under other debt agreements, with similar adverse consequences to us.  There can be no assurance that the relevant lenders would waive any such violation or that a waiver or replacement financing would be available to us on favorable terms, on a timely basis or at all.   In the absence of a waiver or the availability of replacement financing, our financial condition, results of operations and prospects could be materially and adversely affected.

We are also subject to operational limitations under the terms of our asset-backed financing programs, including percentage limitations on the number of vehicles purchased from specified manufacturers and on the number of Program Vehicles in the fleet.  These may prevent us from making opportunistic vehicle purchases in order to obtain cost savings that might otherwise be available through a manufacturer subject to the limitations.  These limitations could also impact our targeted fleet mix in ways that adversely affect our results of operations and prospects.

Like-Kind Exchange Program

We use a Like-Kind Exchange Program (hereinafter defined) for our vehicles where we dispose of our vehicles and acquire replacement vehicles in such a way that we defer the gain on these dispositions for tax purposes. The use of this Like-Kind Exchange Program has allowed us to defer a material amount of federal and state income taxes beginning in 2002. In order to obtain the benefit of the deferral of the gains on disposal of our vehicles, we must acquire replacement vehicles within a specified time frame, and must also maintain or increase the overall size of our fleet comparable to the prior tax year.

Our ability to defer the gains on the disposition of our vehicles under our Like-Kind Exchange Program is affected by significant downsizing of our fleet.  Projection of the results under the Like-Kind Exchange Program is complex, requires numerous assumptions and is not subject to precise estimation.  Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections.

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactive to the first of the year.   In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”) which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  The combined effect of the Small Business Act and the Tax Relief Act (collectively, the “Acts”) is to significantly reduce our federal income taxes for the years affected and to result in a refundable overpayment of 2010 federal tax amounts deposited prior to the enactment of the Acts.  We expect to fully recover these overpayments in 2011 through cash refunds and offsets to potential 2011 federal income taxes payable.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash tax payments in future periods.

Seasonality

Our business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals. Any event that disrupts rental activity, fleet supply, or industry fleet capacity during the second and third quarters could have a disproportionately material adverse effect on our liquidity, our cash flows and/or our results of operations in those periods and for the full year.

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

Laws in many jurisdictions limit the types of information that may be collected about individuals with whom we transact business, as well as how we collect, retain and use the information that we are permitted to collect.  The regulations applicable to privacy and data security are rapidly evolving, and additional regulations in those areas, some of which is difficult for us to accommodate, are often proposed and occasionally adopted.  Privacy and data security regulations could have an adverse effect on our business through hindering our transaction processing activities and/or through the resulting cost of complying with such regulations.  Additionally, it is possible that we could face significant liability for failing to comply with such requirements or new requirements as they are adopted.

We are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council comprised of the major credit card companies to help facilitate the broad adoption of consistent data security measures.  Failure to comply with the security requirements as identified in subsequent audits or rectify a security issue may result in fines. Although unlikely, restrictions on accepting payment cards may be imposed on companies that are not compliant and fail to timely remediate this non-compliance.  While we have not been subject to any fines or limitations on our ability to accept payment cards, there is no assurance that we will not incur fines or such limitations in the future.

Low Cost Structure

Our low cost structure has historically been one of our primary competitive advantages, as it has allowed us to offer low cost vehicle rentals and drive rental transactions to our brands.  Our inability to maintain our low cost structure could have an adverse affect on our results of operations and cash flows.  In an effort to maintain control on operating expenses, we have implemented cost reduction initiatives.  These initiatives include, among other things, headcount reductions, business process re-engineering and internal reorganizations.  We cannot provide assurance that we will be able to continue to implement cost reduction initiatives to offset increasing fixed costs or, that we can do so without adversely affecting customer service levels and employee morale, which could in turn adversely affect our results of operations and prospects.

 Manufacturer Safety Recalls

Our vehicles may be subject to safety recalls by their manufacturers.  Under certain circumstances, the recalls may cause us to attempt to retrieve cars from customers and cause us to decide not to re-rent vehicles until we can arrange for the repairs described in the recalls to be completed.  We could face liability claims if recalls affect vehicles that we have already sold.  If a large number of vehicles are subject to simultaneous recalls, or if needed replacement parts are not available, we may not be able to re-rent recalled vehicles for a significant period of time.  These types of disruptions could jeopardize our ability to satisfy demand for our vehicles, or could result in the loss of business to our competitors.  Depending on the severity of any manufacturer recall, it could have a material and adverse effect on our operations and cash flows.

Liability Insurance Risk

We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In 2010 and 2009, we maintained the level of self-insurance of $7.5 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, and maintain the level of self-insurance for general and garage liability of $5.0 million.  We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers.  A significant change in the amount and frequency of uninsured liability claims could negatively impact our results.

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

Dependence on Outsourcing Arrangements

HP handles the majority of our IT services.  If HP fails to meet its obligations in all material respects as and when required under our agreement, we may suffer a loss of business functionality and productivity, which would adversely affect our results.  Our current agreement with HP expires in August 2011 and we are currently in contract renewal discussions with HP.  If there is a disruption in our relationship with HP, we may not be able to secure another IT supplier to adequately meet our IT needs on acceptable terms, which could result in performance issues and a significant increase in costs.

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

Risk Factors Relating to a Potential Business Combination Transaction

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

Cooperation with Avis Budget in Seeking Regulatory Approval of a Possible Merger Transaction and Risks to the Company Whether or Not We Enter into a Definitive Agreement with Avis Budget

As previously announced, we have agreed to cooperate with Avis Budget in seeking regulatory approval of a possible business combination transaction with Avis Budget, but we have not entered into any definitive agreement with Avis Budget.  Avis Budget may not be able to obtain such approval on reasonable terms and, even if it does, we may not be able to reach agreement with Avis Budget on the terms of a merger or other business combination transaction.  Any such agreement would be subject to the approval of our stockholders and possibly other material conditions, such as potential divestitures of assets or businesses of either or both of the Company and Avis Budget, or the approval of Avis Budget’s stockholders.  Our efforts to cooperate with Avis Budget in seeking regulatory approval and any proposed business combination transaction with Avis Budget or any other third party, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations.  Any proposed transaction with Avis Budget could also affect our relationships with third parties.  Any definitive agreement with respect to a business combination transaction would also likely impose customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.

Continuing to Operate as a Stand-Alone Company

We will also face risks to our business and prospects if we continue as a stand-alone company, including constraints on our ability to increase revenues and operating income, given the challenges we face in increasing our market share in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, capital and other constraints on expanding company-owned stores internationally, and the challenges we would face in further reducing our expenses.

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

In connection with the Senior Secured Credit Facilities, the Company also executed liens in favor of Deutsche Bank encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Dallas, Houston, Salt Lake City, San Diego, Chicago, Memphis, Tulsa, Fort Myers, Florida and Harlingen, Texas.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third-parties.  As of December 31, 2010, the Company’s company-owned operations were carried on at 297 locations in the U.S. and Canada, the majority of which are leased.  Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports.  Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.  These concession agreements typically provide that the airport will receive a specified percentage of vehicle rental revenue or a guaranteed minimum concession fee, whichever is greater.  Additionally, certain concession agreements require the payment or reimbursement of operating expenses.

ITEM 3.	LEGAL PROCEEDINGS

On November 14, 2007, a purported class action was filed against the Company, by Michael Shames and Gary Gramkow, individually and on behalf of all others similarly situated, in the Southern District Court of California, claiming that the pass through of the California Trade and Tourism Commission and airport concession fee authorized by legislation effective in January 2007 constitute antitrust violations of the Sherman Act and the California Unfair Competition Act.  The case is styled Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent-A-Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.)).  The defendants filed a motion to dismiss the amended complaint, and on July 25, 2008 the Court issued an order denying the motion as to the antitrust claims but granting the motion to dismiss state law claims.  The Court also dismissed The California Travel and Tourism Commission from the litigation based on state action immunity; but thereafter, reversed this decision on October 19, 2010.

On December 13, 2007 and December 14, 2007, purported class actions were filed against the Company, by Thomas Comisky and Isabel Cohen, respectively, individually and on behalf of all others similarly situated, in the Central District Court of California.  These lawsuits claim (among other matters) a violation of rights guaranteed under the Free Speech and Free Association Clauses by compelling out-of-state visitors to subsidize the Passenger Car Rental Tourism Assessment Program.  On February 19, 2009, these actions were dismissed with prejudice.  The plaintiffs filed their notice of appeal with the Ninth Circuit Court of Appeals. In August 2010, the Ninth Circuit Court affirmed the dismissal of this case.

On September 22, 2009, a purported class action complaint was filed in Illinois state court by Susan and Jeffrey Dillon, individually and on behalf of all persons who rented a vehicle from Thrifty Car Rental in Colorado from September 22, 2006 forward, who signed a rental agreement which obligated them to pay for loss of use of a vehicle if damaged, and who were charged for loss of use or an administrative fee related to the vehicle damage claim.  Plaintiffs assert claims for breach of contract, violations of the Colorado Consumer Protection Act and for declaratory judgment under the Colorado Uniform Declaratory Judgment Law related to the assessment of loss of use and administrative fees in connection with vehicle damage claims against renters.  The case is styled: Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois).   On July 23, 2010, these actions were dismissed with prejudice.  The plaintiffs filed their notice of appeal on August 19, 2010.

Various class action complaints relating to the now terminated proposed merger transaction with Hertz have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement.  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The cases and their current status are as follows: 1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - the hearing on the Company’s motion for reconsideration of the Company’s motion to dismiss was set for September 28, 2010, but the parties agreed that it would not go forward on that day.  This case has not been dismissed but is currently inactive; 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - the Court denied the motion for preliminary injunction on September 8, 2010.  The plaintiffs served a subpoena on Avis Budget on September 27, 2010, and they have by consent adjourned the time to respond.  While this case has not been dismissed, there has been no response to the subpoena to date; and 3) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) – the parties filed a stipulation of dismissal of this action on October 15, 2010, and the court has dismissed the action with prejudice following the stockholder vote rejecting the proposed Merger Agreement.

Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of ultimate loss, if any, be reasonably estimated.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction or a potential transaction with Avis Budget, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DTG’s common stock is listed on the New York Stock Exchange under the trading symbol “DTG.”  The high and low closing sales prices for the common stock for each quarterly period during 2010 and 2009 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010

High	$34.60	$51.55	$52.34	$50.00
Low	$23.84	$32.09	$41.06	$45.76

2009

High	$1.60	$14.14	$25.84	$27.23
Low	$0.62	$1.29	$13.80	$18.01

The 28,780,054 shares of common stock outstanding at February 22, 2011 were held by approximately 2,900 registered and beneficial holders.

The Company has not paid cash dividends since completion of its initial public offering in December 1997.  Currently, the Company does not anticipate paying any cash dividends in the foreseeable future.  The payment of cash dividends is subject to limitations under the Senior Secured Credit Facilities.

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 24, 2011, the Company announced that its Board of Directors had authorized a share repurchase program providing for the repurchase of up to $100 million of the Company’s common stock.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements.  Additionally, share repurchases are subject to applicable limitations under the Senior Secured Credit Facilities.  The share repurchase program may be suspended or discontinued at any time.

Performance Graph

The following graph compares the cumulative total stockholder return on DTG common stock with the Morningstar Rental & Leasing Services Group Index (the “Morningstar Group Index”), which acquired the Hemscott Industry Group 761 – Rental & Leasing Services Index (the “Hemscott Group Index”), and the Russell 2000 Index.  The Morningstar Group Index is a published index of 42 stocks including DTG, which covers companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods.  The Morningstar Group Index will be replacing the Hemscott Group Index.

The results are based on an assumed $100 invested on December 31, 2005, and reinvestment of dividends through December 31, 2010.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG DOLLAR THRIFTY AUTOMOTIVE GROUP, RUSSELL 2000 INDEX, MORNINGSTAR GROUP INDEX AND HEMSCOTT GROUP INDEX

$160
$140
$120
$100
$80
$60
$40
$20
$0
DOLLARS
2005
2006
2007
2008
2009
2010
Dollar Thrifty Automotive Group, Inc.
Russell 2000 Index
Morningstar Group Index
Hemscott Group Index

Company/Index/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Dollar Thrifty Automotive Group, Inc.	100.00	126.45	65.65	3.02	71.00	131.02
Russell 2000 Index	100.00	118.37	116.51	77.15	98.11	124.46
Morningstar Group Index	100.00	150.68	113.14	64.78	91.78	128.95
Hemscott Group Index	100.00	118.78	96.57	52.62	67.52	94.98

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company.  The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,
	2010	2009	2008	2007	2006

Statements of Operations:
(in thousands except per share amounts)

Revenues:
Vehicle rentals	$1,473,023	$1,472,918	$1,616,153	$1,676,349	$1,538,673
Other	64,137	73,331	81,840	84,442	122,004
Total revenues	1,537,160	1,546,249	1,697,993	1,760,791	1,660,677

Costs and expenses:
Direct vehicle and operating	745,535	768,456	888,294	887,178	827,440
Vehicle depreciation and lease
charges, net	299,200	426,092	539,406	477,853	380,005
Selling, general and
administrative	209,341	200,389	213,734	230,515	259,474
Interest expense, net	89,303	96,560	110,424	109,728	95,974
Goodwill and long-lived asset impairment	1,057	2,592	366,822	3,719	-
Total costs and expenses	1,344,436	1,494,089	2,118,680	1,708,993	1,562,893

(Increase) decrease in fair value of derivatives	(28,694)	(28,848)	36,114	38,990	9,363

Income (loss) before income taxes	221,418	81,008	(456,801)	12,808	88,421

Income tax expense (benefit)	90,202	35,986	(110,083)	11,593	36,729

Net income (loss)	$131,216	$45,022	$(346,718)	$1,215	$51,692

Basic Earnings (Loss) Per Share	$4.58	$1.98	$(16.22)	$0.05	$2.14

Diluted Earnings (Loss) Per Share	$4.34	$1.88	$(16.22)	$0.05	$2.04

Balance Sheet Data:
(in thousands)

Cash and cash equivalents	$463,153	$400,404	$229,636	$101,025	$191,981
Cash and cash equivalents - required minimum balance	$100,000	$100,000	$-	$-	$-
Restricted cash and investments	$277,407	$622,540	$596,588	$132,945	$389,794
Revenue-earning vehicles, net	$1,341,822	$1,228,637	$1,946,079	$2,808,354	$2,623,719
Total assets	$2,499,528	$2,645,937	$3,238,181	$3,891,452	$4,011,498
Debt and other obligations	$1,397,243	$1,727,810	$2,488,245	$2,656,562	$2,744,284
Stockholders' equity	$538,607	$393,914	$208,420	$578,865	$647,700

U. S. and Canada
	Year Ended December 31,
	2010	2009	2008	2007	2006
System-wide Data:

Rental locations:

Company-owned stores	297	296	400	466	407
Franchisee locations	308	317	341	365	429
Total rental locations	605	613	741	831	836

Company-owned Stores Data:

Vehicle rental data:

Average number of vehicles operated	102,291	102,948	120,309	123,484	119,648

Number of rental days	30,338,815	30,616,395	36,879,641	37,231,340	36,642,026

Vehicle utilization	81.3%	81.5%	83.8%	82.6%	83.9%

Average revenue per day	$48.55	$48.11	$43.82	$45.03	$41.99

Monthly average revenue per vehicle	$1,200	$1,192	$1,119	$1,131	$1,072

Average depreciable fleet	103,207	105,301	123,673	127,979	128,739

Monthly average depreciation
(net) per vehicle	$242	$337	$363	$311	$246

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2010, the Company’s rental revenues remained basically flat when compared to revenue from 2009.  Revenue per day increased 0.9%, which was offset by a decrease in rental days of 0.9%.

During 2010, the Company had lower vehicle depreciation and lease charges due to gains on sales of used vehicles, lower fleet levels and lower depreciation rates per vehicle resulting from significantly improved conditions in the used car market, extended holding periods, mix optimization through a more diversified fleet and improved remarketing efforts.  Additionally, the Company experienced lower direct vehicle and operating expenses due to lower transaction levels and a continued focus on cost reduction initiatives.

The combination of these factors contributed to the net income of $131.2 million for the year ended December 31, 2010, compared to net income of $45.0 million for the year ended December 31, 2009.  Excluding the change in fair value of derivatives and non-cash charges related to the impairment of long-lived assets, net of tax, non-GAAP net income was $115.0 million for the year ended December 31, 2010 compared to non-GAAP net income of $29.6 million for the year ended December 31, 2009.  Corporate Adjusted EBITDA for 2010 was $235.7 million compared to $99.4 million in 2009.  Additionally, the Company incurred $22.6 million in merger-related expenses for the year ended December 31, 2010, which negatively impacted net income, non-GAAP net income and Corporate Adjusted EBITDA.  Reconciliations of non-GAAP financial measures to the comparable Generally Accepted Accounting Principles (“GAAP”) financial measures are presented below.

Use of Non-GAAP Measures for Measuring Results

Non-GAAP pretax income (loss), non-GAAP net income (loss) and non-GAAP EPS exclude the impact of the (increase) decrease in fair value of derivatives and the impact of goodwill and long-lived asset impairments, net of related tax impact (as applicable), from the reported GAAP measure and are further adjusted to exclude merger-related expenses.  Due to volatility resulting from the mark-to-market treatment of the derivatives and the non-operating nature of the non-cash impairments and merger-related expenses, the Company believes these non-GAAP measures provide an important assessment of year-over-year operating results.

See table below for a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measure.

Reconciliation of reported GAAP pretax income (loss) per the income statement to non-GAAP pretax income (loss):
	Year Ended December 31,
	2010	2009	2008
		(in thousands)

Income (loss) before income taxes - as reported	$221,418	$81,008	$(456,801)

(Increase) decrease in fair value of derivatives	(28,694)	(28,848)	36,114

Goodwill and long-lived asset impairment	1,057	2,592	366,822

Pretax income (loss) - non-GAAP	$193,781	$54,752	$(53,865)

Merger-related expenses	22,605	-	-

Non-GAAP pretax income, excluding merger-related expenses	$216,386	$54,752	$(53,865)

Reconciliation of reported GAAP net income (loss) per the
income statement to non-GAAP net income (loss):

Net income (loss) - as reported	$131,216	$45,022	$(346,718)

(Increase) decrease in fair value of derivatives, net of tax (a)	(16,826)	(16,917)	21,271

Goodwill and long-lived asset impairment, net of tax (b)	645	1,497	284,537

Net income (loss) - non-GAAP	$115,035	$29,602	$(40,910)

Merger-related expenses, net of tax (c)	13,172	-	-

Non-GAAP net income, excluding merger-related expenses	$128,207	$29,602	$(40,910)

Reconciliation of reported GAAP diluted earnings (loss)
per share (“EPS”) to non-GAAP diluted EPS:

EPS, diluted - as reported	$4.34	$1.88	$(16.22)

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.56)	(0.71)	1.00

EPS impact of goodwill and long-lived asset impairment, net of tax	0.02	0.06	13.31

EPS, diluted - non-GAAP (d)	$3.80	$1.24	$(1.91)

EPS impact of merger-related expenses, net of tax	0.44	-	-

Non-GAAP diluted EPS, excluding merger-related expenses (d)	$4.24	$1.24	$(1.91)

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($11,868,000), ($11,931,000) and $14,843,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)
The tax effect of the goodwill and long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amounts are $412,000, $1,095,000 and $82,285,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

(c)	Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction. The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the merger-related expenses which amount is $9,433,000 for the year ended December 31, 2010.

(d)	Since each category of earnings per share is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

Corporate Adjusted EBITDA means earnings, excluding the impact of the (increase) decrease in fair value of derivatives, before non-vehicle interest expense, income taxes, non-vehicle depreciation, amortization, and certain other items as shown below. The Company believes Corporate Adjusted EBITDA is important as it provides investors with a supplemental measure of the Company's liquidity by adjusting earnings to exclude certain non-cash items, in addition to its relevance as a measure of operating performance.  The items excluded from Corporate Adjusted EBITDA but included in the calculation of the Company’s reported net income are significant components of the accompanying consolidated statements of operations, and must be considered in performing a comprehensive assessment of overall financial performance.  Corporate Adjusted EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.  See table below for a reconciliation of non-GAAP to GAAP results.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Reconciliation of net income (loss) to
Corporate Adjusted EBITDA

Net income (loss) - as reported	$131,216	$45,022	$(346,718)

(Increase) decrease in fair value of derivatives	(28,694)	(28,848)	36,114
Non-vehicle interest expense	9,647	12,797	17,620
Income tax expense (benefit)	90,202	35,986	(110,083)
Non-vehicle depreciation	20,190	19,200	22,722
Amortization	7,290	7,994	7,355
Non-cash stock incentives	4,785	4,698	3,917
Goodwill and long-lived asset impairment	1,057	2,592	366,822
Other	(25)	(6)	-

Corporate Adjusted EBITDA	$235,668	$99,435	$(2,251)

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$235,668	$99,435	$(2,251)

Vehicle depreciation, net of gains/losses from disposal	299,149	425,574	538,250
Non-vehicle interest expense	(9,647)	(12,797)	(17,620)
Change in assets and liabilities, net of acquisitions, and other	(63,229)	23,712	(11,224)
Net cash provided by operating activities	$461,941	$535,924	$507,155

Memo:
Net cash provided by (used in) investing activites	$(59,094)	$278,955	$(198,366)
Net cash used in financing activities	$(340,098)	$(644,111)	$(180,178)

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2010	2009	2008
Revenues:
Vehicle rentals	95.8%	95.3%	95.2%
Other	4.2	4.7	4.8
Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	48.5	49.7	52.3
Vehicle depreciation and lease charges, net	19.5	27.6	31.8
Selling, general and administrative	13.6	13.0	12.6
Interest expense, net	5.8	6.2	6.5
Goodwill and long-lived asset impairment	0.1	0.1	21.6
Total costs and expenses	87.5	96.6	124.8

(Increase) decrease in fair value of derivatives	(1.9)	(1.8)	2.1

Income (loss) before income taxes	14.4	5.2	(26.9)

Income tax expense (benefit)	5.9	2.3	(6.5)

Net income (loss)	8.5%	2.9%	(20.4)%

The Company’s revenues consist of:
•	Vehicle rental revenue generated from renting vehicles and related ancillary products and services sold to customers through company-owned stores, and
•	Other revenue generated from leasing vehicles to franchisees, continuing franchise and service fees, parking income and miscellaneous sources.

The Company’s expenses consist of:
•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal,
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most IT expenses and administrative expenses,
•	Interest expense, net, which includes interest expense on vehicle related debt and non-vehicle debt, net of interest earned on restricted and unrestricted cash, and
•	Goodwill and long-lived asset impairment relates to the write-off of goodwill, reacquired franchise rights, software no longer in use and property and equipment deemed to be impaired.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap and cap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues
			$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,473.0	$1,472.9	$0.1	0.0%
Other	64.2	73.3	(9.1)	(12.5%)
Total revenues	$1,537.2	$1,546.2	$(9.0)	(0.6%)

Vehicle rental metrics:
Average number of vehicles operated	102,291	102,948	(657)	(0.6%)
Average revenue per day	$48.55	$48.11	$0.44	0.9%
Number of rental days	30,338,815	30,616,395	(277,580)	(0.9%)
Vehicle utilization	81.3%	81.5%	(0.2) p.p.	N/M

Vehicle rental revenue remained basically flat with a 0.9% increase in revenue per day, offset by a 0.9% decrease in rental days.  On a same store basis, vehicle rental revenue was up 1.6% in 2010 compared to 2009, due to company-owned store closures in 2009.

Other revenue decreased $9.1 million. This decrease was primarily due to a $9.5 million decline in leasing revenue, primarily due to the termination of a substantial portion of the licensee vehicle leasing program during 2009, a $1.8 million decrease in the market value of investments in the Company’s deferred compensation and retirement plans, partially offset by an increase of $1.8 million in fees and services revenue derived from franchisees. The revenue relating to the deferred compensation and retirement plans is attributable to the mark to market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

Expenses
			$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$745.5	$768.5	$(23.0)	(3.0%)
Vehicle depreciation and lease charges, net	299.2	426.1	(126.9)	(29.8%)
Selling, general and administrative	209.3	200.3	9.0	4.5%
Interest expense, net of interest income	89.3	96.6	(7.3)	(7.5%)
Long-lived asset impairment	1.1	2.6	(1.5)	59.2%
Total expenses	$1,344.4	$1,494.1	$(149.7)	(10.0%)

(Increase) decrease in fair value of derivatives	$(28.7)	$(28.8)	$0.1	(0.5%)

Direct vehicle and operating expense decreased $23.0 million, primarily due to lower transaction levels, as well as an ongoing focus on cost reduction initiatives.  As a percent of revenue, direct vehicle and operating expenses were 48.5% in 2010, compared to 49.7% in 2009.

Significant fluctuations within direct vehicle and operating expense in 2010 primarily resulted from the following:

➢	Communications and computer expenses decreased $5.7 million due to cost reduction initiatives.

➢
Vehicle related costs decreased $5.5 million.  This decrease is due primarily to a decrease in vehicle repairs and maintenance expense of $9.5 million, resulting from operating a newer and slightly reduced average fleet in 2010 compared to 2009, a $5.4 million decrease in vehicle insurance expenses primarily due to a change in insurance reserves resulting from favorable developments in claim history and a $2.3 million decrease in net vehicle damages resulting from improved damage recovery collections.  The decreases were partially offset by a $7.8 million increase in gasoline expense resulting primarily from higher average gas prices, which is generally recovered in revenues from customers, and a $5.6 million increase in vehicle tag and tax expense, which is also a result of operating a newer average fleet in 2010 compared to 2009.

➢
Personnel-related expenses decreased $4.9 million.  Approximately $3.5 million of the decrease resulted from a reduction in the number of employees attributable to lower transaction levels and continued cost efficiency initiatives, while the Company also realized a $3.9 million decrease in group insurance expense due to favorable claims and lower number of personnel.  These decreases were partially offset by a $1.6 million increase in the vacation accrual due to a related policy change beginning in 2010, coupled with a $0.9 million increase in incentive compensation expense for 2010.

➢	Bad debt expense decreased $3.3 million due to improved collection experience in 2010 and the bankruptcy of one of the Company’s tour operators in 2009.

➢
Facility and airport concession expenses decreased $1.8 million due to a decrease in rent expense of $1.4 million, primarily due to company-owned store closures and a decrease in concession fees of $0.4 million.

➢	All other direct vehicle and operating expenses decreased $1.8 million.

Net vehicle depreciation and lease charges decreased $126.9 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 19.5% in 2010, compared to 27.6% in 2009.

The decrease in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $98.5 million, primarily resulting from a 19.8% decrease in the average depreciation rate due to significantly improved conditions in the used car market, extended vehicle holding periods, fleet consisting of various vehicle manufacturers and of more diversified vehicle types, and process improvements made by the Company in vehicle remarketing practices, coupled with a 2.0% decrease in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, increased  $28.0 million from a $35.1 million gain in 2009 to a $63.1 million gain in 2010.  This increase in gains on vehicle dispositions resulted from more units sold during 2010 and a higher average gain per unit as compared to 2009, attributable to stronger resale market in 2010 compared to 2009.

➢	Lease charges for vehicles leased from third parties decreased $0.4 million in 2010.

Selling, general and administrative expenses for 2010 increased $9.0 million.  As a percent of revenue, selling, general and administrative expenses were 13.6% in 2010, compared to 13.0% in 2009.

The increase in selling, general and administrative expenses in 2010 resulted from the following:

➢	Merger-related costs incurred in 2010 totaled $22.6 million.

➢	Outsourcing expenses decreased $6.2 million due primarily to a lower fee attributable to fewer IT-related projects and to a greater amount of capitalizable projects in 2010 as compared to 2009.

➢	Outside services expense decreased $3.6 million primarily due to reduced consulting expense.

➢
The change in the market value of investments in the Company’s deferred compensation and retirement plans decreased selling, general and administrative expenses by $1.8 million in 2010 compared to 2009, which was offset by a corresponding gain on those investments that is recognized in other revenue and, therefore, did not impact net income.

➢	Sales and marketing expense decreased $0.7 million due primarily to a decrease in print media, marketing programs tied to transaction levels and reduced promotional advertising expenses.

➢	All other selling, general and administrative expenses decreased by $1.3 million.

Net interest expense decreased $7.3 million in 2010 primarily due to lower average vehicle debt, partially offset by reduced interest income as the Company used excess restricted cash on hand to reduce indebtedness, and to reinvest in the rental fleet.  As a percent of revenue, net interest expense was 5.8% in 2010, compared to 6.2% in 2009.

Long-lived asset impairment expense decreased $1.5 million in 2010 compared to 2009, due to lower write-offs of long-lived assets at its company-owned stores and software no longer in use.

The change in fair value of the Company’s derivative agreements was an increase of $28.7 million in 2010 compared to an increase of $28.8 million in 2009, due to market change in the interest rate yield curve and shorter time to maturity of the derivative agreements.

The income tax expense for 2010 was $90.2 million.  The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction.  On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes.  Our overall effective tax rate will vary depending on the amount of taxable income generated by our operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of our pretax income on  a consolidated basis.  Based on the significant improvement in the Company’s consolidated pretax income from 2009 to 2010, the impact of state income taxes resulted in a decline in the overall consolidated effective tax rate from 44.4% to 40.7%.

Operating Results

The Company had income before income taxes of $221.4 million in 2010 compared to income before income taxes of $81.0 million in 2009.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

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

➢
Personnel-related expenses decreased $33.4 million.  Approximately $38.5 million of the decrease resulted from a reduction in the number of employees attributable to lower transaction levels and cost efficiency initiatives, in addition to a $4.5 million decrease in group insurance expense.  These decreases were partially offset by a $6.5 million increase due to a change in the proportion of seasonal employees, coupled with $3.2 million of incentive compensation expense in 2009, related to the employees at company-owned stores.

➢	Bad debt expense decreased $4.7 million primarily as a result of the bankruptcy of one of the Company’s largest tour operators during 2008.

➢
Facility and airport concession expenses decreased $3.0 million due to a decrease in rent expense of $1.6 million, and a decrease in concession fees of $1.3 million due to the overall decline in concessionable revenue.

Net vehicle depreciation and lease charges decreased $113.3 million. The decrease was primarily due to a 14.9% decrease in depreciable vehicles, which resulted from efforts to match the fleet with current demand levels.  In addition, net vehicle depreciation expense and lease charges were $337 per unit in 2009, compared to $363 per unit in 2008.  The decrease in the depreciation rate is due to extended vehicle holding periods, improved conditions in the used car market and increased residual values in 2009 as compared to 2008, partially offset by an increase due to the one-time $12.9 million settlement of certain manufacturer incentives that lowered per vehicle depreciation expense in 2008 and did not recur in 2009.  As a percent of revenue, net vehicle depreciation expense and lease charges were 27.6% in 2009, compared to 31.8% in 2008.

Selling, general and administrative expenses for 2009 decreased $13.4 million.  As a percent of revenue, selling, general and administrative expenses were 13.0% in 2009, compared to 12.6% in 2008.

The decrease in selling, general and administrative expenses in 2009 resulted from the following:

➢	Sales and marketing expense decreased $14.5 million due primarily to a decrease in print media, marketing programs tied to transaction levels and reduced promotional and advertising expenses.

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

Net interest expense decreased $13.9 million in 2009 primarily due to lower average vehicle debt, partially offset by a decrease in interest reimbursements due to significantly reduced vehicle purchasing activity and the write-off of deferred financing fees related to the reduction in the capacity of the Revolving Credit Facility and the Term Loan (hereinafter defined) during 2009.  As a percent of revenue, net interest expense was 6.2% in 2009, compared to 6.5% in 2008.

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

The income tax expense for 2009 was $36.0 million.  The effective income tax rate was 44.4% for 2009 compared to 24.1% for 2008. The increase in the effective tax rate was primarily due to the income tax expense related to the pretax income in 2009 compared to the pretax loss in 2008 and the non-cash write-off of goodwill and reacquired franchise rights (of which only a portion of these write-offs receive a deferred tax benefit) and other long-lived assets.  The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction.  On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes and the impact of establishing valuation allowances for net operating losses that could expire.  However, no income tax benefit was recorded for Canadian losses in 2009 or 2008, thus increasing the consolidated effective tax rate in 2009, and reducing the consolidated effective tax rate in 2008, due to an overall pretax loss.

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

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements during 2011.  The Company has asset-backed medium-term note maturities totaling $500 million that amortize ratably from January 2011 through May 2011.  During 2010, the Company added $950 million of fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to Monolines.  If both series of Monoline-supported medium-term notes were to undergo amortization concurrently (e.g., due to simultaneous rapid amortizations, or rapid amortization under one series occurring during another series scheduled amortization period), the Company believes that it would need approximately $200 million of additional fleet financing to retire the affected notes and meet peak summer fleet levels in 2011.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have increased significantly for the rental car industry as a whole over the past two years, and as a result, enhancement levels under the new series 2010 notes are approximately 55% compared to 30% on the Series 2006-1 notes and Series 2007-1 notes.  Based on expected future peak fleet levels and the scheduled amortization of the Series 2006-1 notes, which began in December 2010 and will be refinanced with borrowings under the asset-backed variable funding note (“VFN”) programs, the Company expects to provide up to $200 million of additional enhancement in 2011 compared to 2010 levels.

Operating Activities

Cash generated by operating activities of $461.9 million, $535.9 million and $507.2 million for 2010, 2009 and 2008, respectively, are primarily the result of net income, adjusted for depreciation.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing programs, sales proceeds from disposal of used vehicles and cash generated by operating activities.

Investing Activities

Cash used in investing activities was $59.1 million for 2010.  The principal expenditure of cash in investing activities was for purchases of new revenue-earning vehicles, which totaled $1.2 billion, partially offset by proceeds from the sale of revenue-earning vehicles, which totaled $0.9 billion.  In addition, restricted cash and investments decreased $345.1 million from December 31, 2009, primarily due to the repayment of the Series 2005-1 notes.  The Company’s vehicle financing requirements are seasonal and typically peak in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  Fleet levels are the lowest in the first and fourth quarters when rental demand is at a seasonal low.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under its vehicle financing programs, cash provided from operations and from disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $23.0 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.  The Company estimates non-vehicle capital expenditures to be approximately $25 million in 2011 related to airport facility projects and IT equipment and systems.

Cash provided by investing activities was $279.0 million for 2009.  The principal source of cash in investing activities was the sale of revenue-earning vehicles, which totaled $1.5 billion in proceeds.  This source of cash was partially offset by the purchase of revenue-earning vehicles, which totaled $1.1 billion, and the $100 million of cash and cash equivalents required to be maintained at all times under the Senior Secured Credit Facilities and separately identified on the balance sheet as cash and cash equivalents – required minimum balance.  Restricted cash at December 31, 2009 increased $26.0 million from the previous year, including $22.8 million available for vehicle purchases or debt service, coupled with $3.2 million of interest income earned on restricted cash and investments.  Non-vehicle capital expenditures were $15.5 million.  These expenditures consisted primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems.

Cash used in investing activities was $198.4 million for 2008.  The principal use of cash in investing activities was the purchase of revenue-earning vehicles, which totaled $2.2 billion.  This use of cash offset $2.5 billion in proceeds from the sale of used revenue-earning vehicles. Restricted cash at December 31, 2008 increased $463.6 million from the previous year, including $454.7 million available for vehicle purchases or debt service, coupled with $8.9 million of interest income earned on restricted cash and investments.  Non-vehicle capital expenditures were $28.9 million.  These expenditures consisted primarily of airport facility improvements for the Company’s rental locations and investments in IT equipment and systems.  In addition, the Company used cash for franchise acquisitions of $2.1 million in 2008.

Financing Activities

Cash used in financing activities was $340.1 million in 2010, primarily due to $400 million of scheduled debt repayments on the Series 2005-1 notes and $100 million of scheduled debt repayments on the Series 2006-1 notes, as well as a net reduction in Canadian debt of $20 million and a $10 million scheduled repayment of the Term Loan. The Company also paid $11.8 million in deferred financing costs associated with the issuance of the Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN.  These uses of cash were partially offset by the issuance of the Series 2010-1 VFN totaling $200 million.

Cash used in financing activities was $644.1 million in 2009, primarily due to the repayment of amounts outstanding under the liquidity facility and the conduit facility in the amount of $274.9 million and $215.0 million, respectively.  Additionally, due to the non-renewal of its vehicle manufacturer and bank lines of credit, the Company repaid $233.7 million of debt outstanding under these arrangements.  The Company also prepaid $20 million of the Term Loan and paid $6.6 million in deferred financing cost associated with amendments to the Senior Secured Credit Facilities.   The Company also paid $6.6 million in fees related to the issuance of an additional 6.6 million shares of common stock in November 2009.  These uses of cash were partially offset by $129.6 million of proceeds from the issuance of common stock.

Cash used in financing activities was $180.2 million in 2008 primarily due to the maturity of the 2004 Series asset-backed medium-term notes totaling $500 million, a $70.6 million repayment of the Term Loan and a decrease of $49.0 million in the Company’s limited partner interest in the Canadian funding limited partnership (the Company’s Canadian fleet financing facility), partially offset by a net increase in the issuance of commercial paper, including the liquidity facility of $249.1 million and an increase of $203.0 million under the conduit facility.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset-backed medium-term notes, asset-backed VFNs and short-term borrowings outstanding for vehicle purchases, a non-vehicle related term loan, airport concession fee and operating lease commitments related to airport and other facilities, technology contracts, and vehicle purchases.  The Company expects to fund these commitments with existing cash resources, cash generated from operations, sales proceeds from disposal of used vehicles and future issuances of asset-backed notes as existing medium-term notes mature.

The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2010:

	Payments due or commitment expiration by period
	(in thousands)

				Beyond
	2011	2012-2013	2014-2015	2015	Total
Contractual cash obligations:
Asset-backed medium-term notes (1)	$532,009	$509,312	$-	$-	$1,041,321
Asset-backed variable funding notes (1)	14,079	212,557			226,636
Other short-term borrowings (1)	51,718	-	-	-	51,718
Subtotal - Vehicle debt and obligations	597,806	721,869	-	-	1,319,675

Term Loan	14,143	145,730	-	-	159,873
Subtotal - Non-vehicle debt	14,143	145,730	-	-	159,873

Total debt and other obligations	611,949	867,599	-	-	1,479,548

Operating lease commitments	42,266	62,363	36,577	56,752	197,958
Airport concession fee commitments	94,645	156,206	81,431	131,822	464,104
Vehicle purchase commitments	1,028,724	-	-	-	1,028,724
Other commitments	26,101	1,167	-	-	27,268
Total contractual cash obligations	$1,803,685	$1,087,335	$118,008	$188,574	$3,197,602

Other commercial commitments:
Letters of credit	$82,765	$39,750	$-	$-	$122,515

(1)
Further discussion of asset-backed medium-term notes, asset-backed VFNs and short-term borrowings is below and in Item 8 - Note 10 of Notes to Consolidated Financial Statements.  Amounts include principal, interest and facility fee commitment payments on undrawn facilities.  Amounts exclude related discounts, where applicable. Interest payments for fixed rate notes are calculated based on the stated rate and for floating rate notes are calculated based on the LIBOR rates forecast or commercial paper rates, as applicable.

The Company also has self-insured liabilities related to third-party bodily injury and property damage claims totaling $107.7 million that are not included in the contractual obligations and commitments table above.  See Item 8 - Note 15 of Notes to Consolidated Financial Statements.

Asset-Backed Medium-Term Note and Variable Funding Note Programs

The asset-backed medium-term note program at December 31, 2010 was comprised of $1.0 billion in asset-backed medium-term notes with maturities in 2011 and 2012. Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things, and bear interest at fixed rates of 5.27% for the Series 2006-1 notes and 5.16% for the Series 2007-1 notes including floating rate notes swapped to fixed rates. Proceeds from the asset-backed medium-term notes and the Series 2010-1 VFN that are not utilized for vehicle financing and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $262.6 million at December 31, 2010.  The Series 2006-1 notes began scheduled amortization in December 2010 and will amortize through May 2011. The Series 2007-1 notes will begin scheduled amortization in February 2012 and will amortize over a six-month period. These scheduled amortization periods may be accelerated under certain circumstances, including an event of bankruptcy with respect to the applicable Monoline.  The Series 2006-1 notes and Series 2007-1 notes are insured by AMBAC and FGIC, respectively.

On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the NYID.  On December 2, 2010, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of February 28, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.

The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

AMBAC and its parent company have been subject to or undertaken several restructuring actions, including the filing of a Chapter 11 bankruptcy by the parent company on November 8, 2010.  In March 2010, AMBAC was required to establish a segregated account of policies by the OCIW, although it has been continuing operations and paying claims in the ordinary course on policy obligations that were not included in that account.  Our Series 2006-1 notes were not included in the segregated account, although there is no assurance that the OCIW will not take further action with respect to the instruments not included in the segregated account.  Any such action could result in a rapid amortization under the notes.  Although the Series 2006-1 notes are insured by AMBAC and could potentially be subject to a rapid amortization event in the event of an insurer-related default, those notes began scheduled amortization in December of 2010, and as of February 28, 2011 $300 million in principal amount of these notes has been repaid, with the remaining amount due in three equal installments through May 2011.  Accordingly, the period during which the consequence of any future rapid amortization event would occur would generally overlap with the scheduled amortization period, for which we have completed replacement financing as previously discussed elsewhere in this report.  See Part I, Item 1A - Risk Factors, “Event of Bankruptcy with Respect to One or More Monolines.”

In April 2010, RCFC issued a $200 million Series 2010-1 VFN which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance and at December 31, 2010, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.  The Series 2010-1 VFN Program had an interest rate of 3.06% at December 31, 2010.  The Series 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to effectively limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

In June 2010, RCFC completed a $300 million Series 2010-2 VFN which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period.  The Series 2010-2 VFN was undrawn at December 31, 2010.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR.  The Series 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to effectively limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.

In October 2010, RCFC completed a $450 million Series 2010-3 VFN, which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-3 VFN’s one-year revolving period.  The Series 2010-3 VFN was undrawn at December 31, 2010.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN bears interest at a spread of 125 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-3 VFN, or at 325 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-3 VFN.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 25 months with a notional amount of $450 million to effectively limit the Series 2010-3 VFN’s floating rate to a maximum of 5%.

Canadian Fleet Financing

DTG Canada had a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit. This transaction included the creation of a limited partnership to facilitate financing of Canadian vehicles. The term of the Partnership Agreement expired on May 31, 2010.

In May 2010, the Company completed a new CAD $150 million Canadian fleet securitization program (“CAD Series 2010 Program”). This CAD Series 2010 Program has a term of one year and requires a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers and a utilization fee of 100 basis points on the unused program amount.  In connection with the CAD Series 2010 Program, the Company repaid the remaining outstanding principal balance under the limited partner interest in limited partnership. At December 31, 2010, DTG Canada had approximately CAD $49.0 million (US $49.1 million) funded under this program.  The CAD Series 2010 Program had an interest rate of 3.43% at December 31, 2010.

Senior Secured Credit Facilities

At December 31, 2010, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million Revolving Credit Facility and a $148.1 million term loan (the “Term Loan”), both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants and are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  The Term Loan bears interest at LIBOR plus 2.5% which was 2.76% and 2.73% at December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company is in compliance with all covenants.

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities, entered into an amendment (the “Amendment”), which reinstated the Company’s ability to borrow under the Revolving Credit Facility at its capacity of $231.3 million. Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of unrestricted cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

In addition, the Amendment removed certain limitations relating to the issuance of enhancement letters of credit supporting asset-backed notes issued by RCFC. The Amendment eliminated events of default resulting from amortization events under certain series of RCFC’s outstanding asset-backed notes to the extent resulting from bankruptcy events with respect to the related Monolines.  The Amendment also removed restrictions on allocation of capital spending to allow for certain franchise acquisitions and to permit dividends and share repurchases.

The Company paid a one-time amendment fee of 25 basis points to participating lenders, based on outstanding commitments and loans.

The Revolving Credit Facility has a capacity of $231.3 million and expires on June 15, 2013.  The Company had letters of credit outstanding under the Revolving Credit Facility of $39.8 million for U.S. enhancement, $14.2 million for Canadian enhancement and $63.0 million in general purpose enhancements, with remaining available capacity of $114.3 million at December 31, 2010.

The Term Loan had $148.1 million outstanding at December 31, 2010.  In 2010, the Company made quarterly principal payments of $2.5 million on its Term Loan and expects to continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements.  As of December 31, 2010, the Company’s total consolidated debt and other obligations were approximately $1.4 billion, of which $1.3 billion was secured debt for the purchase of vehicles.  The majority of the Company’s vehicle debt is issued by special purpose finance entities as described herein, all of which are fully consolidated into the Company’s financial statements.  The Company has scheduled annual principal payments for vehicle debt of approximately $549 million in 2011 and approximately $700 million in 2012.

The Company intends to use existing cash resources, cash generated from operations to fund non-vehicle capital expenditures, subject to restrictions under its debt instruments, and proceeds from the sale of vehicles for debt service and vehicle purchases. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its vehicle fleet by incurring additional secured vehicle debt and with cash generated from operations.

The Company has significant requirements for bonds and letters of credit to support its insurance programs, airport concession and other obligations.  At December 31, 2010, various insurance companies had $47.5 million in surety bonds and various banks had $68.5 million in letters of credit to secure these obligations. At December 31, 2010, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing levels of interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2011, approximately 55% of its average debt will bear interest at floating rates.  See Item 8 - Note 10 of Notes to Consolidated Financial Statements.

Like-Kind Exchange Program

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred (the “Like-Kind Exchange Program”).  To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, with certain adjustments.  The Company’s ability to defer the gains on the disposition of its vehicles under its Like-Kind Exchange Program is affected by, among other things, changes in the Company’s investment in rental fleet.  Projection of the results under the Like-Kind Exchange Program is complex, requires numerous assumptions and is not subject to precise estimation.  Actual results depend upon future sale and purchase transactions extending up to 180 days after year-end and actual results may differ from current projections.

In September 2010, Congress passed and the President signed into law the Small Business Act, which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactive to the first of the year.    In December 2010, Congress passed and the President signed into law the Tax Relief Act which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  The combined effect of the Small Business Act and the Tax Relief Act (collectively, the “Acts”) is to significantly reduce the Company’s federal income taxes for the years affected and to result in a refundable overpayment of 2010 federal tax amounts deposited prior to the enactment of the Acts.

The Company expects to fully recover these overpayments in 2011 through cash refunds and offsets to potential 2011 federal income taxes payable. Increased cash tax payments may be incurred in the future, depending on future vehicle purchase and sale transactions and the continuations of laws affecting bonus depreciation.

The Like-Kind Exchange Program has historically increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods.  At December 31, 2010, restricted cash and investments totaled $277.4 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under asset-backed financing programs, the Canadian fleet securitization partnership program and the Like-Kind Exchange Program.  The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company’s other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company’s overall operating costs will be greater for the Company than for its competitors.  Inflation did not have a material impact on the Company’s results of operations for the three years in the period ended December 31, 2010.

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations.  The more significant items include:

Revenue-earning vehicles and related vehicle depreciation expense – Revenue-earning vehicles are stated at cost, net of related discounts.  In 2010, the Company continued to increase the level of Non-Program Vehicles in its fleet. At December 31, 2010, Non-Program Vehicles accounted for approximately 98% of the total fleet.

For Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions.  The Company reevaluates estimated residual values periodically and adjusts depreciation rates as appropriate.  Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense at the time of sale.  Actual timing of disposal either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.  A one percent change in the expected residual value of Non-Program Vehicles sold during 2010 would have impacted vehicle depreciation expense net by $5.9 million.  The average holding term for vehicles was approximately 18 to 20 months for 2010.

For Program Vehicles, the Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle.  In some cases, the sales proceeds are received directly from the auctions, with any shortfall in value being paid by the vehicle manufacturer.  With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales comes directly from the manufacturer.  In either case, the Company bears the risk of collectability on that receivable from the vehicle manufacturer.  The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.

Vehicle insurance reserves – The Company self-insures or retains a portion of the exposure for losses related to bodily injury and property damage liability claims along with the risk retained for the supplemental liability insurance program.

The obligation for Vehicle Insurance Reserves represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level.  The Company records expense related to Vehicle Insurance Reserves on a monthly basis based on rental volume and projections of ultimate losses, expenses, premiums and administrative costs that are derived from historical accident claim experience and trends.  Management monitors the adequacy of the liability and monthly accrual rates based on actuarial analysis of the development of the claim reserves, the accident claim history and rental volume.  Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible.  However, the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

Income taxes – The Company estimates its consolidated effective state income tax rate using a process that estimates state income taxes by entity and by tax jurisdiction.  Changes in the Company’s operations in these tax jurisdictions may have a material impact on the Company’s effective state income tax rate and deferred state income tax assets and liabilities.  Additionally, the Company records deferred income tax assets and liabilities based on the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities by applying enacted statutory tax rates that management believes will be applicable to future years for these differences.  Changes in tax laws and rates in future periods may materially affect the amount of recorded deferred tax assets and liabilities.  The Company also utilizes the Like-Kind Exchange Program to defer tax basis gains on disposal of eligible revenue-earning vehicles.  This Program requires the Company to make material estimates related to future fleet activity.  The Company’s income tax returns are periodically examined by various tax authorities who may challenge the Company’s tax positions.  While the Company believes its tax positions are more likely than not supportable by tax rulings, interpretations, precedents or administrative practices, there may be instances in which the Company may not succeed in defending a position being examined.  Resulting adjustments could have a material impact on the Company’s financial position or results of operations.

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

Outlook for 2011

The Company expects further recovery in travel activity as the economy continues to improve.  The Company also expects the revenue per day environment to be competitive, resulting in flat pricing for 2011 compared to 2010.  The Company’s guidance is based on a slightly less robust used vehicle market in 2011 as compared to 2010.  In particular, Corporate Adjusted EBITDA in 2010 benefitted from approximately $63 million in gains on disposition of risk vehicles that were partially a consequence of the rapid recovery in the used vehicle market from historic lows in 2009, and the Company’s guidance reflects a depreciation and residual value environment more in line with normalized historical levels.

Based on the above expectations and the additional information outlined below, the Company is targeting Corporate Adjusted EBITDA for the full year of 2011 to be within a range of $175 million to $200 million.  This estimate does not reflect the impact of merger-related expenses in 2011.

The Company provided the following additional information with respect to its full year guidance:

•
Vehicle rental revenues are projected to be up 2 – 4 percent compared to 2010, with such increases occurring primarily in the second through fourth quarters.  This revenue growth is projected to result primarily from low single-digit increases in transaction days driven by a rebound in travel demand as a result of a slightly improving economy.

•	Vehicle depreciation costs for the full year of 2011 are expected to be within the Company’s previously announced range of $300 to $310 per vehicle per month.
•
Interest expense is expected to decline significantly in 2011 compared to 2010, primarily as a result of a reduction in the overall level of vehicle debt outstanding, combined with lower overall interest cost on the Company’s recently completed fleet financing facilities as compared to the fixed rates paid on maturing fleet debt facilities.

See below for the reconciliation of the Corporate Adjusted EBITDA:

	Full Year
	2011	2010	2009
	(in millions)
Reconciliation of Pretax income to	(forecasted)	(actual)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$131 - $156	$221	$81

(Increase) decrease in fair value of derivatives (b)	-	(29)	(29)
Non-vehicle interest expense	10	10	13
Non-vehicle depreciation	19	20	19
Amortization	7	7	8
Non-cash stock incentives	4	5	5
Long-lived asset impairment	-	1	2
Merger-related expenses (a)(c)	4	23	-

Corporate Adjusted EBITDA, excluding merger-related expenses	$175 - $200	$258	$99

(a) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.

(b) No amounts were forecasted for 2011.

(c) Amount for 2011 represents the estimated merger-related expenses for the first quarter of 2011 only.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.”  The Company’s primary market risk exposure is volatility of interest rates, primarily in the United States.  The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap agreements (see Item 8 - Note 11 of Notes to Consolidated Financial Statements).  All items described are non-trading and are stated in U.S. dollars.  Because a portion of the Company’s debt is denominated in Canadian dollars, its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral which is the Canadian fleet.  Other foreign exchange risk is immaterial to the consolidated results and financial condition of the Company. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates (1)	$500,000	$700,000	$-	$-	$-	$-	$1,200,000	$1,178,875

Weighted average interest rates	0.80%	2.13%	-	-	-	-

Vehicle debt and obligations-
fixed rates	$-	$-	$-	$-	$-	$-	$-	$-

Weighted average interest rates	-	-	-	-	-	-

Vehicle debt and obligations-
Canadian dollar denominated	$49,118	$-	$-	$-	$-	$-	$49,118	$49,118

Weighted average interest rates	3.43%	-	-	-	-	-

Non-vehicle debt - term loan	$10,000	$10,000	$128,125	$-	$-	$-	$148,125	$146,459

Weighted average interest rates	2.89%	3.60%	4.70%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$500,000	$500,000	$-	$-	$-	$-	$1,000,000	$1,036,888
Average pay rate	5.27%	5.16%	-	-	-	-
Average receive rate	0.39%	1.10%	-	-	-	-

(1) Floating rate vehicle debt and obligations include $500 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter	Total	2009
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates (1)	$390,000	$500,000	$500,000	$-	$-	$-	$1,390,000	$1,307,100

Weighted average interest rates	1.05%	2.57%	3.66%	-	-	-

Vehicle debt and obligations-
fixed rates	$110,000	$-	$-	$-	$-	$-	$110,000	$110,408

Weighted average interest rates	4.59%	-	-	-	-	-

Vehicle debt and obligations-
Canadian dollar denominated	$69,690	$-	$-	$-	$-	$-	$69,690	$69,690

Weighted average interest rates	1.21%	-	-	-	-	-

Non-vehicle debt - term loan	$10,000	$10,000	$10,000	$128,125	$-	$-	$158,125	$143,894

Weighted average interest rates	3.18%	4.65%	5.82%	6.57%	-	-

Interest Rate Swaps:

Variable to Fixed	$390,000	$500,000	$500,000	$-	$-	$-	$1,390,000	$1,465,371
Average pay rate	4.89%	5.27%	5.16%	-	-	-
Average receive rate	0.68%	2.15%	3.32%	-	-	-

(1) Floating rate vehicle debt and obligations include $290 million relating to the Series 2005-1 notes, the $600 million Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed interest rates) at December 31, 2010, a 50 basis point fluctuation in short-term interest rates would have an approximate $2 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 28, 2011

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands Except Per Share Data)

	2010	2009	2008
REVENUES:
Vehicle rentals	$1,473,023	$1,472,918	$1,616,153
Other	64,137	73,331	81,840
Total revenues	1,537,160	1,546,249	1,697,993

COSTS AND EXPENSES:
Direct vehicle and operating	745,535	768,456	888,294
Vehicle depreciation and lease charges, net	299,200	426,092	539,406
Selling, general and administrative	209,341	200,389	213,734
Interest expense, net of interest income of
$1,584, $6,218 and $13,239	89,303	96,560	110,424
Goodwill and long-lived asset impairment	1,057	2,592	366,822
Total costs and expenses	1,344,436	1,494,089	2,118,680

(Increase) decrease in fair value of derivatives	(28,694)	(28,848)	36,114

INCOME (LOSS) BEFORE INCOME TAXES	221,418	81,008	(456,801)

INCOME TAX EXPENSE (BENEFIT)	90,202	35,986	(110,083)

NET INCOME (LOSS)	$131,216	$45,022	$(346,718)

BASIC EARNINGS (LOSS) PER SHARE	$4.58	$1.98	$(16.22)

DILUTED EARNINGS (LOSS) PER SHARE	$4.34	$1.88	$(16.22)

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(In Thousands Except Share and Per Share Data)

	2010	2009
ASSETS

Cash and cash equivalents	$463,153	$400,404
Cash and cash equivalents-required minimum balance	100,000	100,000
Restricted cash and investments	277,407	622,540
Receivables, net	69,456	104,645
Prepaid expenses and other assets	67,482	63,377
Revenue-earning vehicles, net	1,341,822	1,228,637
Property and equipment, net	90,228	96,198
Income taxes receivable	65,803	4,065
Software, net	24,177	26,071

Total assets	$2,499,528	$2,645,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$45,483	$48,366
Accrued liabilities	167,545	204,340
Deferred income tax liability	242,930	162,923
Vehicle insurance reserves	107,720	108,584
Debt and other obligations	1,397,243	1,727,810
Total liabilities	1,960,921	2,252,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,197,167 and 34,951,351 issued, respectively, and
28,763,452 and 28,536,445 outstanding, respectively	352	349
Additional capital	940,844	932,693
Accumulated deficit	(161,969)	(293,185)
Accumulated other comprehensive loss	(12,329)	(18,374)
Treasury stock, at cost (6,433,715 and 6,414,906 shares, respectively)	(228,291)	(227,569)
Total stockholders' equity	538,607	393,914

Total liabilities and stockholders' equity	$2,499,528	$2,645,937

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands Except Share and Per Share Data)

				Retained	Accumulated
	Common Stock			Earnings	Other			Total
	$.01 Par Value		Additional	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, JANUARY 31, 2008	27,903,258	$278	$799,449	$8,511	$(1,804)	(6,414,906)	$(227,569)	$578,865

Issuance of common shares for director compensation	23,250	-	280	-	-	-	-	280
Stock option transactions	2,733	1	31	-	-	-	-	32
Performance share incentive plan	-	-	3,195	-	-	-	-	3,195
Issuance of common stock in settlement of vested performance shares	110,417	1	-	-	-	-	-	1
Restricted stock for director compensation	-	-	349	-	-	-	-	349
Comprehensive loss:
Net loss				(346,718)				(346,718)
Interest rate swap					(20,973)			(20,973)
Foreign currency translation					(6,611)			(6,611)
Total comprehensive loss								(374,302)

BALANCE, DECEMBER 31, 2008	28,039,658	280	803,304	(338,207)	(29,388)	(6,414,906)	(227,569)	208,420

Issuance of common shares for director compensation	49,995	1	531	-	-	-	-	532
Tax benefit of stock option transactions	-	-	1,281	-	-	-	-	1,281
Stock option transactions	136,500	1	2,289	-	-	-	-	2,290
Share-based payment plans	-	-	4,698	-	-	-	-	4,698
Issuance of common stock in settlement of vested performance shares	64,190	1	-	-	-	-	-	1
Issuance of common stock in settlement of vested restricted stock	48,508	-	-	-	-	-	-	-
Public stock offering, net of fees	6,612,500	66	120,590					120,656
Comprehensive income:
Net income				45,022				45,022
Interest rate swap					8,662			8,662
Foreign currency translation					2,352			2,352
Total comprehensive income								56,036

BALANCE, DECEMBER 31, 2009	34,951,351	349	932,693	(293,185)	(18,374)	(6,414,906)	(227,569)	393,914

Tax benefit of stock option transactions	-	-	381	-	-	-	-	381
Stock option transactions	172,733	2	2,985	-	-	-	-	2,987
Share-based payment plans	-	-	4,785	-	-	-	-	4,785
Issuance of common stock in settlement of vested performance shares	35,910	-	-	-	-	(11,818)	(382)	(382)
Issuance of common stock in settlement of vested restricted stock	37,173	1	-	-	-	(6,991)	(340)	(339)
Comprehensive income:
Net income				131,216				131,216
Interest rate swap					5,543			5,543
Foreign currency translation					502			502
Total comprehensive income								137,261

BALANCE, DECEMBER 31, 2010	35,197,167	$352	$940,844	$(161,969)	$(12,329)	(6,433,715)	$(228,291)	$538,607
See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$131,216	$45,022	$(346,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation:
Vehicle depreciation	362,233	460,660	539,024
Non-vehicle depreciation	20,190	19,200	22,722
Net gains from disposition of revenue-earning vehicles	(63,084)	(35,086)	(774)
Amortization	7,290	7,994	7,355
Goodwill and long-lived asset impairment	1,057	2,592	366,822
Interest income earned on restricted cash and investments	(653)	(3,202)	(8,922)
Performance share incentive, stock option and restricted stock plans	4,785	4,698	3,917
Provision for (recovery of) losses on receivables	(399)	3,129	7,878
Deferred income taxes	76,957	16,854	(112,107)
(Increase)/decrease in fair value of derivatives	(28,694)	(28,848)	36,114
Change in assets and liabilities, net of acquisitions:
Income taxes receivable/payable	(61,357)	(3,220)	10,489
Receivables	6,442	28,574	4,942
Prepaid expenses and other assets	6,337	12,275	33,973
Accounts payable	(1,531)	(2,522)	(27,931)
Accrued liabilities	1,687	6,761	(24,175)
Vehicle insurance reserves	(864)	(1,726)	276
Other	329	2,769	(5,730)

Net cash provided by operating activities	461,941	535,924	507,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(1,239,088)	(1,060,251)	(2,249,227)
Proceeds from sales	856,775	1,477,368	2,536,146
Change in cash and cash equivalents - required minimum balance	-	(100,000)	-
Net change in restricted cash and investments	345,786	(22,750)	(454,721)
Property, equipment and software:
Purchases	(23,031)	(15,508)	(28,895)
Proceeds from sales	464	104	399
Acquisition of businesses, net of cash acquired	-	(8)	(2,068)

Net cash provided by (used in) investing activities	(59,094)	278,955	(198,366)

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008
(In Thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	526,876	44,781	9,874,526
Payments of vehicle debt and other obligations	(847,448)	(785,225)	(9,972,227)
Payments of non-vehicle debt	(10,000)	(20,000)	(70,625)
Issuance of common shares	2,988	129,583	33
Common stock offering costs	-	(6,635)	-
Net settlement of employee withholding taxes on share-based awards	(722)	-	(373)
Financing issue costs	(11,792)	(6,615)	(11,512)

Net cash used in financing activities	(340,098)	(644,111)	(180,178)

CHANGE IN CASH AND CASH EQUIVALENTS	62,749	170,768	128,611

CASH AND CASH EQUIVALENTS:
Beginning of year	400,404	229,636	101,025

End of year	$463,153	$400,404	$229,636

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for /(refund of):
Interest	$82,923	$96,569	$114,753
Income taxes to (from) taxing authorities	$74,745	$22,350	$(8,486)

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$5,340	$33,704	$158,952
Purchases of revenue-earning vehicles included in
accounts payable	$1,261	$370	$-
Purchases of property, equipment and software included
in accounts payable	$671	$2,914	$924

See notes to consolidated financial statements.
			(Concluded)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

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

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc., Rental Car Finance Corp. (“RCFC”) and Dollar Thrifty Funding Corp. (“DTFC”). Thrifty, Inc. is the parent company of Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  DTG Canada had a Partnership Agreement (hereinafter defined) (Note 10) with an unrelated bank’s conduit, which included the creation of a limited partnership, TCL Funding Limited Partnership, which is appropriately consolidated with DTG and subsidiaries.  RCFC and DTFC are special purpose financing entities, which were formed in 1995 and 1998, respectively, and are appropriately consolidated with DTG and subsidiaries. RCFC and DTFC are each separate legal entities whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG and subsidiaries, individually or collectively, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereinafter as “Dollar”.  Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereinafter as “Thrifty”.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents – Required Minimum Balance – In February 2009, the Company amended its Senior Secured Credit Facilities (hereinafter defined).  Under the terms of this amendment, the Company is required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the Term Loan (hereinafter defined) and letters of credit issued under the Revolving Credit Facility (hereinafter defined) (Note 10).  Due to the minimum cash requirement covenant, the Company has separately identified the $100 million of cash on the face of the Consolidated Balance Sheet. See Note 19 for disclosure related to elimination of the required minimum balance pursuant to the subsequent amendment of the Senior Secured Credit Facilities. These funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations.  Interest earned on these funds is included in Cash and Cash Equivalents on the face of the Consolidated Balance Sheet.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset-backed note indenture and other agreements (Note 10).  A portion of these funds is restricted due to the Like-Kind Exchange Program (hereinafter defined) for deferred tax gains on eligible vehicle remarketing.  These funds are held in highly rated money market funds with investments primarily in government and corporate obligations, as permitted by the indenture. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $0.7 million, $3.2 million and $8.9 million, for 2010, 2009 and 2008, respectively, and remains in restricted cash and investments.

Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, cash and cash equivalents – required minimum balance, restricted cash and investments, interest rate swaps and caps, vehicle manufacturer receivables and trade receivables. The Company limits its exposure on cash and cash equivalents, cash and cash equivalents – required minimum balance and restricted cash and investments by investing in Aaa or P-1 rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps and caps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions.  Receivables from vehicle manufacturers consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs.  The Company’s financial condition and results of operations could be adversely affected if one or more of its primary vehicle manufacturers were unable to meet their obligations to the Company.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

Allowance for Doubtful Accounts – An allowance for doubtful accounts is generally established during the period in which receivables are recorded. The allowance is maintained at a level deemed appropriate based on loss experience and other factors affecting collectability.

Financing Issue Costs – Financing issue costs related to vehicle debt and the Senior Secured Credit Facilities are deferred and amortized to interest expense over the term of the related debt using the effective interest method.

Revenue-Earning Vehicles and Related Vehicle Depreciation Expense – Revenue-earning vehicles are stated at cost, net of related discounts.  At December 31, 2010, Non-Program Vehicles accounted for approximately 98% of the Company’s total fleet.

For these Non-Program Vehicles, the Company must estimate what the residual values of these vehicles will be at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle auction market. The Company evaluates estimated residual values periodically, and adjusts depreciation rates accordingly, on a prospective basis.

Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.  Vehicle rental companies bear residual value risk for these vehicles, which are referred to as “Non-Program Vehicles”.  Generally, the average holding term for Non-Program Vehicles is approximately 18 to 20 months.

The Company is required to depreciate the vehicle according to the terms of the guaranteed depreciation or repurchase program (“Program Vehicles”) and in doing so is guaranteed to receive the full net book value in proceeds upon the sale of the vehicle.  In some cases, the sales proceeds are received directly from auctions, with any shortfall in value being paid by the vehicle manufacturer.  With certain other vehicle manufacturers, the entire balance of proceeds from vehicle sales comes directly from the manufacturer.  In either case, the Company bears the risk of collectability on the receivable from the vehicle manufacturer.  The Company monitors its vehicle manufacturer receivables based on time outstanding, manufacturer strength and length of the relationship.  Generally, the average holding term for Program Vehicles is approximately six to eight months.

Property and Equipment – Property and equipment are recorded at cost and are depreciated using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from ten to thirty years for buildings and improvements and two to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

Software – Software is recorded at cost and amortized using the straight-line method generally ranging from three to five years. The remaining useful life of software is evaluated annually to assess whether events and circumstances warrant a revision to the remaining amortization period.

Website Development Costs – The Company capitalizes qualifying internal-use software development, including Website development, incurred subsequent to the completion of the preliminary project stage.  Development costs are amortized over the shorter of the expected useful life of the software or five years.  Costs related to planning, maintenance, and minor upgrades are expensed as incurred.

Long–Lived Assets – The Company reviews the value of long-lived assets, including software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows and records an impairment charge, equaling the excess of the carrying value over the estimated fair value, if the carrying value exceeds estimated future cash flows.

Accounts Payable – Book overdrafts of $17.0 million and $20.5 million, which represent outstanding checks not yet presented to the bank, are included in accounts payable at December 31, 2010 and 2009, respectively.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Derivative Instruments – The Company records all derivatives on the balance sheet as either assets or liabilities measured at their fair value and changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has entered into interest rate swap and cap agreements, which do not qualify for hedge accounting treatment; therefore, the changes in the interest rate swap and cap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statement of operations.  The Company has also entered into interest rate swap and cap agreements which constitute cash flow hedges and qualify for hedge accounting treatment; therefore, changes in fair value are recorded in accumulated other comprehensive loss (Note 11).

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges primarily to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on at least an annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future. The Company records expense related to public liability and property damage and SLI on a monthly basis based on rental volume and projections of ultimate losses, expenses, premiums and administrative costs that are derived from historical accident claim experience and trends. Management reviews the actual timing of payments as compared with the annual actuarial estimate of timing of payments and has determined that there has been no material differences in the timing of payments for each of the three years in the period ended December 31, 2010.  Because of less predictability in the estimated timing of payments, self-insured reserves for SLI are not discounted.

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

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $20.9 million, $21.2 million and $29.5 million, for 2010, 2009 and 2008, respectively.

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

Scheduled Rent Increases – The Company recognizes scheduled rent increases on a straight-line basis over the remaining lease term.

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

Stock-Based Compensation – The Company uses the fair value-based method of accounting for stock-based compensation.  All performance share, restricted stock and stock option awards are accounted for using the fair value-based method for the 2010, 2009 and 2008 periods.  The Company issued common shares to its Board of Directors for attendance at Board of Director committee meetings in 2008.  Payment for attendance at Board of Directors committee meetings was paid in cash in 2009 and 2010. The fair value of these common shares is determined based on the closing market price of the Company’s common shares at the specific date on which the shares were earned and is recorded as a liability on the Company’s books until they are issued. In 2010, the Company did not issue any stock options. In 2009 and 2008, the Company issued approximately 1,120,000 and 1,258,000 stock options at a weighted average grant-date fair value per share of $4.44 and $7.58, respectively.

New Accounting Standards –

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance related to subsequent events, which is included in Accounting Standards Codification (“ASC”) topic 855, “Subsequent Events” ("ASC Topic 855”) and is effective for interim periods ending after June 15, 2009.  In February 2010, the FASB amended ASC Topic 855 for clarification of disclosure requirements for subsequent events.  The provisions require Company management to evaluate events or transactions occurring subsequent to the balance sheet date but prior to the issuance of the financial statements for potential recognition or disclosure in the financial statements and to disclose the results of management’s findings in the financial statements.  In addition, the provisions identify the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures of such events.  The Company adopted the provisions as required beginning with the period ended June 30, 2009.  See Note 19 for required disclosure.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, “Consolidations (ASC Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which is effective for annual periods beginning after November 15, 2009.  ASU 2009-17 requires Company management to consider the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance when determining whether a variable interest entity should be consolidated.  The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010. The provisions had no impact on the Company’s consolidated financial statements upon adoption.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010. See Note 12 for required disclosure.

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

3.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown below:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands, Except Share and Per Share Data)

Net income (loss)	$131,216	$45,022	$(346,718)

Basic EPS:
Weighted average common shares	28,623,108	22,687,077	21,375,589

Basic EPS	$4.58	$1.98	$(16.22)

Diluted EPS:
Weighted average common shares	28,623,108	22,687,077	21,375,589

Shares contingently issuable:
Stock options	1,226,089	762,673	-
Performance awards	125,225	255,775	-
Employee compensation shares deferred	49,374	105,402	-
Director compensation shares deferred	221,485	155,611	-

Shares applicable to diluted	30,245,281	23,966,538	21,375,589

Diluted EPS	$4.34	$1.88	$(16.22)

At December 31, 2010, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.  At December 31, 2009 and 2008, 356,970 and 1,049,778 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS, respectively.

4.	RECEIVABLES

Receivables consist of the following:

	December 31,
	2010	2009
	(In Thousands)

Trade accounts receivable and other	$68,528	$76,304
Vehicle manufacturer receivables	4,543	30,194
Car sales receivable	1,100	5,677
	74,171	112,175
Less allowance for doubtful accounts	(4,715)	(7,530)

	$69,456	$104,645

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

5.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,
	2010	2009
	(In Thousands)

Revenue-earning vehicles	$1,668,473	$1,608,855
Less accumulated depreciation	(326,651)	(380,218)

	$1,341,822	$1,228,637

The Company has vehicle supply agreements with both Chrysler and Ford Motor Company covering vehicle purchases through the 2012 model year, and has a vehicle purchase agreement with General Motors Company covering vehicle purchases through the 2011 model year.  See Note 15 for the amount of outstanding vehicle purchase commitments.

Prior to 2009, the Company used Chrysler as its primary vehicle supplier and has made significant purchases and received significant payments from Chrysler. Purchases of revenue-earning vehicles from Chrysler were $0.5 billion, $0.3 billion and $1.7 billion during 2010, 2009 and 2008, respectively.

Additionally, the Company receives promotional payments under the Chrysler vehicle supply agreement, incentives primarily related to the disposal of revenue-earning vehicles and interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs.  The aggregate amount of payments recognized from Chrysler for guaranteed residual value program payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $17.0 million, $181.6 million and $670.4 million in 2010, 2009 and 2008, respectively, of which a substantial portion of the payments relate to the Company’s guaranteed residual value program and outstanding balances at year-end are included in Vehicle Manufacturer Receivables within Receivables, net on the consolidated balance sheet. Buyback payments received from the Canadian subsidiary of Chrysler were $19.8 million, $38.2 million and $132.9 million in 2010, 2009 and 2008, respectively, and outstanding balances at year-end are included in Vehicle Manufacturer Receivables within Receivables, net on the consolidated balance sheet.

The Company also acquires both Program and Non-Program Vehicles from other manufacturers.  The aggregate amount of payments recognized from all manufacturers other than Chrysler for buyback or repurchase payments, guaranteed residual value program payments, interest reimbursement and other incentives, other than recovery costs, totaled $138.8 million, $304.6 million and $251.1 million in 2010, 2009 and 2008, respectively, of which a substantial portion of the payments relate to the manufacturers’ buyback programs, and the outstanding balances at year-end are included in Vehicle Manufacturer Receivables within Receivables, net on the  consolidated balance sheet.

Rent expense for vehicles leased from other vehicle manufacturers and third parties under operating leases was $0.1 million, $0.5 million and $1.2 million for 2010, 2009 and 2008, respectively, and is included in vehicle depreciation and lease charges, net.

6.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Depreciation of revenue-earning vehicles	$362,233	$460,660	$539,024
Net gains from disposal of revenue-earning vehicles	(63,084)	(35,086)	(774)
Rents paid for vehicles leased	51	518	1,156

	$299,200	$426,092	$539,406

7.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,
	2010	2009
	(In Thousands)

Land	$12,022	$12,209
Buildings and improvements	23,325	23,212
Furniture and equipment	81,847	94,919
Leasehold improvements	128,742	123,054
Construction in progress	2,824	9,453
	248,760	262,847
Less accumulated depreciation and amortization	(158,532)	(166,649)

	$90,228	$96,198

During 2010 and 2009, the Company recorded a $0.4 million and $1.6 million, respectively, non-cash charge (pretax) related primarily to the impairment of assets at its company-owned stores.

During 2008 upon completion of its long-lived assets impairment testing under ASC Topic 360, “Property, Plant and Equipment”, the Company concluded that substantially all of the long-lived assets in its Canadian operation were impaired.  The Company recorded a $5.9 million non-cash charge (pretax) related to this impairment in 2008.

8.	SOFTWARE

	December 31,
	2010	2009
	(In Thousands)

Software	$80,144	$82,227
Less accumulated amortization	(55,967)	(56,156)

	$24,177	$26,071

Software is amortized over its estimated useful life.  The aggregate amortization expense recognized for software was $7.3 million, $8.0 million and $7.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated aggregate amortization expense for software existing at December 31, 2010 for each of the next five years is as follows:  $7.0 million, $6.1 million, $4.2 million, $2.7 million and $1.8 million.

During 2010, 2009 and 2008, the Company wrote off $0.7 million, $1.0 million and $10.7 million (pretax), respectively, of software no longer in use or considered impaired ($0.3 million, $0.6 million and $6.6 million after-tax, respectively).

9.	GOODWILL AND REACQUIRED FRANCHISE RIGHTS

Under ASC Topic 350, the Company is required on at least an annual basis to perform a goodwill impairment assessment, which requires, among other things, a reconciliation of current equity market capitalization to stockholders’ equity.  As a result of the decline in the Company’s stock price during the first quarter of 2008, the Company’s total stockholders’ equity exceeded its equity market capitalization including applying a reasonable control premium.  The Company was required to place greater emphasis on the current stock price than on management’s long-range forecast in performing its impairment assessment.  Based on this evaluation, management concluded that the entire amount of goodwill was impaired and the Company recorded a $281.2 million non-cash charge (pretax) related to the impairment of goodwill ($223.5 million after-tax) during 2008, which represents the total accumulated impairment loss.  The Company had no goodwill on its balance sheet at December 31, 2010 or 2009.

Historically, when the Company acquired locations from franchisees, it established unamortized separately identifiable intangible assets, referred to as reacquired franchise rights.  Intangible assets with indefinite useful lives, such as reacquired franchise rights, are not amortized, but are subject to impairment testing annually or more frequently if events and circumstances indicate there may be impairment.  Based on this testing, management concluded that reacquired franchise rights were impaired and the Company recorded a $69.0 million non-cash charge (pretax) related to these impairments ($48.5 million after-tax) during 2008.

10.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2010	2009
	(In Thousands)
Vehicle debt and other obligations
Asset-backed medium-term notes
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matures May 2011)	500,000	600,000
Series 2005-1 notes (matures June 2010)	-	400,000
	1,000,000	1,500,000
Discounts on asset-backed medium-term notes	-	(5)
Asset-backed medium-term notes, net of discount	1,000,000	1,499,995

Series 2010-1 variable funding note (matures September 2012)	200,000	-
CAD Series 2010-1 note (Canadian fleet financing)	49,118	-
Limited partner interest in limited partnership (Canadian fleet financing)	-	69,690
Total vehicle debt and other obligations	1,249,118	1,569,685

Non-vehicle debt
Term Loan	148,125	158,125
Total non-vehicle debt	148,125	158,125

Total debt and other obligations	$1,397,243	$1,727,810

Asset-Backed Medium-Term Notes are comprised of rental car asset-backed medium-term notes issued by RCFC in May 2007 (the “Series 2007-1 notes”), March 2006 (the “Series 2006-1 notes”) and April 2005 (the “Series 2005-1 notes”).

The Series 2007-1 notes are floating rate notes that were converted to a fixed rate of 5.16% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes.  The Series 2007-1 notes begin scheduled amortization in February 2012 and will amortize over a six-month period.

The Series 2006-1 notes are floating rate notes that were converted to a fixed rate of 5.27% by entering into interest rate swap agreements (Note 11) in conjunction with the issuance of the notes. In December 2010, the Series 2006-1 notes began scheduled amortization and will amortize at $100 million per month through May 2011.

The Series 2005-1 notes were paid in full during 2010.

The assets of RCFC, including revenue-earning vehicles related to the asset-backed medium-term notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. Dollar and Thrifty lease vehicles from RCFC under the terms of a master lease and servicing agreement.

The asset-backed medium-term note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or letters of credit and maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

The Series 2006-1 notes and the Series 2007-1 notes are insured by Ambac Assurance Corporation (“AMBAC”) and Financial Guaranty Insurance Company (“FGIC”), respectively. The scheduled amortization periods for the Series 2006-1 notes and Series 2007-1 notes may be accelerated under certain circumstances, including an Event of Bankruptcy with respect to the applicable monoline or bond insurer (each, a “Monoline”). An event of bankruptcy involving a Monoline could trigger an early amortization of the Company’s obligations under the affected medium-term notes, which would require a more rapid repayment of those notes.  During an early amortization period, amortization is required at the earliest of (i) the sale of the vehicle financed under the affected medium-term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of such medium-term notes.

On October 25, 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).  On December 2, 2010, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of February 28, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

AMBAC and its parent company have been subject to or undertaken several restructuring actions, including the filing of a Chapter 11 bankruptcy by the parent company on November 8, 2010.  In March 2010, AMBAC was required to establish a segregated account of policies by the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCIW”), although it has been continuing operations and paying claims in the ordinary course on policy obligations that were not included in that account.  Our Series 2006-1 notes were not included in the segregated account, although there is no assurance that the OCIW will not take further action with respect to the instruments not included in the segregated account.  Any such action could result in a rapid amortization under the notes.  Although the Series 2006-1 notes are insured by AMBAC and could potentially be subject to a rapid amortization event in the event of an insurer-related default, those notes began scheduled amortization in December of 2010, and as of February 28, 2011 $300 million in principal amount of these notes has been repaid, with the remaining amount due in equal installments through May 2011.  Accordingly, the period during which the consequence of any future rapid amortization event would occur would generally overlap with the scheduled amortization period.

Asset-Backed Variable Funding Notes - During 2010, the Company added $950 million of U.S. fleet financing capacity, of which $750 million is intended to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to a Monoline.

In April 2010, RCFC completed a $200 million asset-backed variable funding note program (the “Series 2010-1 VFN”) which may be repaid and redrawn in whole or in part at any time during the Series 2010-1 VFN’s two-year revolving period.  Upon issuance and at December 31, 2010, the Series 2010-1 VFN was fully drawn at $200 million.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN bears interest at a spread of 275 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-1 VFN, or at 475 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-1 VFN.

The Series 2010-1 VFN had an interest rate of 3.06% at December 31, 2010.  The Series 2010-1 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 30 months with a notional amount of $200 million to effectively limit the Series 2010-1 VFN’s floating rate to a maximum of 5%.

In June 2010, RCFC completed a $300 million asset-backed variable funding note program (the “Series 2010-2 VFN”), which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-2 VFN’s three-year revolving period. The Series 2010-2 VFN was undrawn at December 31, 2010.   At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN bears interest at a spread of 375 basis points above one-month LIBOR when drawn.  The Series 2010-2 VFN has a facility fee commitment rate of up to 1.5% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 42 months with a notional amount of $300 million to effectively limit the Series 2010-2 VFN’s floating rate to a maximum of 5%.

In October 2010, RCFC completed a $450 million asset-backed variable funding note program (the “Series 2010-3 VFN”), which may be drawn and repaid from time to time in whole or in part at any time during the Series 2010-3 VFN’s one-year revolving period.  The Series 2010-3 VFN was undrawn at December 31, 2010.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN bears interest at a spread of 125 basis points above the weighted-average commercial paper rate offered by the commercial paper conduit purchaser or purchasers from time to time funding advances under the Series 2010-3 VFN, or at 325 basis points over the affiliated bank’s base rate or a Eurodollar rate in the event that the conduit purchaser is not at such time funding amounts outstanding under the Series 2010-3 VFN.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  In connection with this financing, RCFC entered into an interest rate cap agreement for a term of 25 months with a notional amount of $450 million to effectively limit the Series 2010-3 VFN’s floating rate to a maximum of 5%.

See Note 19 for discussion of the amendments to the asset-backed variable funding note programs that significantly revised applicable restrictions and covenants effective February 23, 2011.

Canadian Fleet Financing – DTG Canada had a partnership agreement (the “Partnership Agreement”) with an unrelated bank’s conduit. This transaction included the creation of a limited partnership to facilitate financing of Canadian vehicles. The Partnership Agreement of the Partnership expired on May 31, 2010.

In May 2010, the Company completed a new CAD $150 million Canadian fleet securitization program (“CAD Series 2010 Program”). This CAD Series 2010 Program has a term of one year and requires a program fee of 225 basis points above the weighted-average commercial paper rate offered by the purchaser or purchasers and a utilization fee of 100 basis points on the unused program amount.  In connection with the CAD Series 2010 Program, the Company paid off the remaining outstanding principal balance under the limited partner interest in limited partnership. At December 31, 2010, DTG Canada had approximately CAD $49.0 million (US $49.1 million) funded under this program.  The CAD Series 2010 Program had an interest rate of 3.43% at December 31, 2010.

Senior Secured Credit Facilities – At December 31, 2010, the Company’s senior secured credit facilities (the “Senior Secured Credit Facilities”) were comprised of a $231.3 million revolving credit facility (the “Revolving Credit Facility”) and a $148.1 million term loan (the “Term Loan”), both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants and are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  The Term Loan bears interest at LIBOR plus 2.5% which was 2.76% and 2.73% at December 31, 2010 and 2009, respectively.  As of December 31, 2010, the Company is in compliance with all covenants.

The Revolving Credit Facility has a capacity of $231.3 million, expires on June 15, 2013, and was restricted to use for letters of credit at December 31, 2010.  The Company had letters of credit outstanding under the Revolving Credit Facility of $39.8 million for U.S. enhancement, $14.2 million for Canadian enhancement and $63.0 million in general purpose enhancements, with remaining available capacity of $114.3 million at December 31, 2010.

The Term Loan had $148.1 million outstanding at December 31, 2010.  In 2010, the Company made quarterly principal payments of $2.5 million on its Term Loan and expects to continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

During 2010, the Company paid $11.8 million in financing issuance costs primarily related to the issuance of its asset-backed variable funding notes.

See Note 19 for discussion of the amendment to the Senior Secured Credit Facilities that significantly revised applicable restrictions and covenants effective February 9, 2011.

Expected maturities of debt and other obligations outstanding at December 31, 2010 are as follows:

	2011	2012	2013	Thereafter
	(In Thousands)

Asset-backed medium-term notes	$500,000	$500,000	$-	$-
Asset-backed variable funding note	-	200,000	-	-
CAD Series 2010-1 note (CAD fleet financing)	49,118	-	-	-
Term Loan	10,000	10,000	128,125	-

Total	$559,118	$710,000	$128,125	$-

11.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program, by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related asset-backed medium-term note issuance in 2006 and 2007, to effectively convert variable interest rates on a total of $1.0 billion in asset-backed medium-term notes to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $950 million in asset-backed variable funding notes. These caps have termination dates through December 2013. The fair value of derivatives outstanding for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	December 31,		December 31,		December 31,		December 31,
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$861	Receivables	$-	Accrued liabilities	$31,254	Accrued liabilities	$40,639

Total derivatives designated as hedging instruments		$861		$-		$31,254		$40,639

Derivatives not designated as hedging instruments

Interest rate contracts	Prepaid expenses and other assets	$494	Receivables	$16	Accrued liabilities	$5,634	Accrued liabilities	$34,732

Total derivatives not designated as hedging instruments		$494		$16		$5,634		$34,732

Total derivatives		$1,355		$16		$36,888		$75,371

The interest rate swap agreements related to the Series 2005-1 notes and Series 2006-1 notes and the interest rate cap agreements related to the Series 2010-1 VFN and the Series 2010-3 VFN do not qualify for hedge accounting treatment. The (gain) loss recognized in income on derivatives not designated as hedging instruments for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Years Ended
	December 31,
Derivatives Not Designated as Hedging Instruments	2010	2009

Interest rate contracts	$(28,694)	$(28,848)	Net (increase) decrease in fair value of derivatives

Total	$(28,694)	$(28,848)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) and the interest rate cap agreement entered into in June 2010 related to the Series 2010-2 VFN (“2010-2 Cap”) both constitute cash flow hedges and satisfy the criteria for hedge accounting under the “long-haul” method. The amount of gain (loss) recognized on derivatives in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009

Years Ended
December 31,
Interest rate contracts	$5,543	$8,662	$(14,069)	$(13,953)	Interest expense, net of interest income

Total	$5,543	$8,662	$(14,069)	$(13,953)

At December 31, 2010, the Company’s interest rate contracts related to the 2007 Swap and the 2010-2 Cap were effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $13.9 million of net deferred loss related to the 2007 Swap and the 2010-2 Cap will be reclassified into earnings within the next 12 months.

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

The following table shows assets and liabilities measured at fair value as of December 31, 2010 and December 31, 2009 on the Company’s balance sheet and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$1,355	$-	$1,355	$-
Derivative Liabilities	(36,888)	-	(36,888)	-
Marketable Securities (available for sale)	169	169	-	-
Deferred Compensation Plan Assets (a)	3,916	-	3,916	-

Total	$(31,448)	$169	$(31,617)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securities. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/09	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$16	$-	$16	$-
Derivative Liabilities	(75,371)	-	(75,371)	-
Marketable Securities (available for sale)	424	424	-	-
Deferred Compensation Plan Assets (a)	1,546	-	1,546	-

Total	$(73,385)	$424	$(73,809)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securities. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period. There were no transfers into or out of Level 1 or Level 2 measurements for the years ended December 31, 2010 and 2009. The Company had no Level 3 financial instruments at any time during the years ended December 31, 2010 and 2009.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $122.5 million and $47.5 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.  The following tables provide information about the Company’s market sensitive financial instruments valued at December 31, 2010 and December 31, 2009:

Debt and other obligations	Carrying	Fair Value
at December 31, 2010	Value	at 12/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,200,000	$1,178,875

Vehicle debt and obligations-Canadian dollar denominated	$49,118	$49,118

Non-vehicle debt - Term Loan	$148,125	$146,459

(1)  Includes $500 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN.  The fair value excludes the impact of the related interest rate swaps and cap.

Debt and other obligations	Carrying	Fair Value
at December 31, 2009	Value	at 12/31/09
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (2)	$1,390,000	$1,307,100

Vehicle debt and obligations-fixed rates	$110,000	$110,408

Vehicle debt and obligations-Canadian dollar denominated	$69,690	$69,690

Non-vehicle debt - Term Loan	$158,125	$143,894

(2)  Includes $290 million relating to the Series 2005-1 notes, the $600 million Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates.  The fair value excludes the impact of the related interest rate swaps.

13.	EMPLOYEE BENEFIT PLANS INCLUDING SHARE-BASED PAYMENT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. In 2008, the Company suspended its employer matching contribution. In 2009, the Company re-instituted its match of the employee’s contribution up to 2% of the employee’s eligible compensation in cash, subject to statutory limitations, and continued the 2% contribution rate in 2010.

Contributions expensed by the Company totaled $1.7 million, $1.8 million and $1.3 million in 2010, 2009 and 2008, respectively.

Included in accrued liabilities at December 31, 2010 and 2009 is $2.0 million and $2.8 million, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.  The Company expensed $15.8 million, $20.2 million, and $20.6 million for self-insured health claims incurred in 2010, 2009 and 2008, respectively.

The Company has bonus plans for its executive and middle management based on Company performance. Expense related to these plans was $11.2 million and $10.0 million in 2010 and 2009, respectively.  For the year ended December 31, 2008, the Company fell short of the stated performance objectives; consequently, no expense related to these plans was recorded.

Deferred Compensation and Retirement Plans

Prior to 2009, the Company had deferred compensation and retirement plans, which were defined contribution plans that provided key executives with the opportunity to defer compensation. Under these plans, the Company made discretionary contributions, based on Company performance, to the executives’ deferred accounts. These deferred compensation and retirement plans were suspended in 2008 and no further contributions will be made under these plans.

In 2009, the Company adopted a 2009 Deferred Compensation Plan wherein key executives will receive contributions equal to 15% of such executives’ current annual base compensation for the year ended December 31, 2009 and thereafter.  Under this Plan, participants are immediately vested in the Company’s contributions.  Expense related to these plans for contributions made by the Company totaled $0.8 million in each of 2010 and 2009.

The balance in the deferred compensation and retirement plans, which is reflected in accrued liabilities, was $3.9 million and $1.5 million as of December 31, 2010 and 2009, respectively.

Share-Based Payment Plans

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employees and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock.  The Company’s policy is to issue shares of remaining authorized common stock to satisfy option exercises and grants under the LTIP.  At December 31, 2010, the Company’s common stock authorized for issuance under the LTIP was 2,909,728 shares.  The Company has 348,058 shares available for future LTIP awards at December 31, 2010 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

The Company recognized compensation costs of $4.8 million, $6.2 million and $3.9 million during 2010, 2009 and 2008, respectively, related to LTIP awards.  The total income tax benefit recognized in the statements of operations for share-based compensation payments was $1.9 million, $2.7 million and $1.6 million for 2010, 2009 and 2008, respectively.

Option Rights Plan – Under the LTIP, the Committee may grant non-qualified option rights to key employees and non-employee directors.  The exercise prices for non-qualified option rights are equal to the fair market value of the Company’s common stock at the date of grant. The non-qualified option rights have a term not exceeding ten years from the date of grant. The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.

The Company recognized $1.9 million, $2.7 million and $1.0 million in compensation costs (included in the $4.8 million, $6.2 million and $3.9 million discussed above) during 2010, 2009 and 2008, respectively, related to the 2009 and 2008 stock option awards.  The Black-Scholes option valuation model was used to estimate the fair value of the options at the date of the grant.

During 2010, there were no stock option awards granted. The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 and 2008 were as follows:

	2009	2008
Weighted-average expected life (in years)	5	5
Expected price volatility	80.24%	53.31%
Risk-free interest rate	2.36%	3.19%
Dividend payments	0	0

The weighted average grant-date fair value of options issued in 2009 and 2008 was $4.44 and $7.58, respectively.  The options issued in May 2009 vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  The options issued in October 2008 vest ratably over three years and the options issued in January 2008 vest at the end of three years.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining for the options at December 31, 2010, 2009 and 2008 was $0.9 million, $3.0 million and $2.9 million, respectively.

The following table sets forth the non-qualified option rights activity for non-qualified option rights under the LTIP for the periods indicated:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2008	465	$17.49	2.63	$2,883

Granted	1,258	7.58
Exercised	(3)	11.10
Canceled	(118)	18.44

Outstanding at December 31, 2008	1,602	9.65	7.05	$122

Granted	1,120	4.44
Exercised	(137)	16.78
Canceled	(134)	15.43

Outstanding at December 31, 2009	2,451	6.55	8.11	$46,702

Granted	-	-
Exercised	(173)	17.29
Canceled	(1)	19.38

Outstanding at December 31, 2010	2,277	$5.73	7.61	$94,545

Fully vested options at:
December 31, 2010	824	$3.02	7.64	$36,466
Options expected to vest in the future at:
December 31, 2010	1,453	$7.27	7.59	$58,079

The total intrinsic value of options exercised during 2010, 2009 and 2008 was $3.8 million, $0.6 million, and $28,000, respectively.  Total cash received by the Company for non-qualified option rights exercised during 2010, 2009 and 2008 totaled $3.0 million, $2.3 million and $30,000, respectively.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The Company realized $0.4 million and $1.3 million in tax benefits for the options exercised during 2010 and 2009, respectively, due to full utilization of the net operating losses in 2009. The Company did not realize any tax benefits from option exercises during 2008.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	829	7.78	$0.95	548	$0.95

$4.44 - $11.45	1,113	8.27	4.52	229	4.83

$13.98 - $24.38	335	4.94	21.61	47	18.29

$0.77 - $24.38	2,277	7.61	$5.73	824	$3.02

Performance Shares – Performance share awards, which may take the form of performance shares or performance units, are granted to Company officers and certain key employees. The maximum amount of performance share awards that may be granted under the LTIP during any year to any participant is 160,000 common shares.  Values of the performance shares earned were recognized as compensation expense over the period the shares were earned.  The Company recognized compensation costs of $2.3 million, $1.9 million and $2.8 million in 2010, 2009 and 2008, respectively, for performance share awards (included in the $4.8 million, $6.2 million and $3.9 million discussed above).

In December 2010, a target number of performance units was granted.  These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013. The grant-date fair value for the awards was based on the closing market price of the Company’s common shares at the date of grant.  The number of performance units ultimately earned will depend upon the level of corporate performance against a pre-established target in 2011.  No awards were granted in 2009.

The awards granted in 2008 established a target number of shares that generally vest at the end of the three-year requisite service period following the grant-date.  The number of performance shares ultimately earned will range from zero to 200% of the target award, depending upon specified metrics. For the awards granted in 2008, the expense related to performance shares was based on a market based condition and on defined performance indicators.  The market condition based portion of the award was estimated on the date of grant using a lattice-based option valuation model and the following assumptions: weighted-average expected life of awards of three years, volatility factor of 35.30% and risk-free rate of 2.32% for 2008.  To arrive at the assumptions used to estimate the fair value of the Company’s market condition based performance shares, as noted above, the Company relied on observations of historical trends, actual results and anticipated future changes.  To determine expected volatility, the Company examined historical volatility trends of the Company and its peers (defined as the Russell 2000 Index), as determined by an independent third party.  In determining the expected term, the Company observed the actual terms of prior grants and the actual vesting schedule of the grant.  The risk-free interest rate was the actual U.S. Treasury zero-coupon rate for bonds matching the expected term of the award on the date of grant.  The expected dividend yield was estimated based on the Company’s current dividend yield, and adjusted for anticipated future changes.

Performance share awards earned are settled based upon vesting of the grant, provided the grantee is then employed by the Company. For instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis based on the current accounting accrual, but will not be issued until the end of the performance period or earlier, if needed to comply with the Internal Revenue Code Section 409A.  Any performance share award installments not earned at the end of the requisite service period are forfeited.  In March 2010, 36,000 performance shares, net of forfeitures, from the 2007 grant earned from January 1, 2007 through December 31, 2009 and the 2008 grant of performance shares for a retired employee vested with a total value to the recipients of approximately $1.7 million.

The Company withheld approximately 12,000 of these shares for the payment of taxes owed by the recipients, and designated the shares withheld as treasury shares.  In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008 and the 2007 and 2008 grants of performance shares for terminated employees, net of forfeitures, totaling 64,000 shares vested, were settled through the issuance of common stock totaling approximately $2.5 million.  No shares were used for net settlement to offset taxes.  In January 2008, the 2005 grant of performance shares earned from January 1, 2005 through December 31, 2007, net of forfeitures, totaling 138,000 shares vested, were settled through the issuance of approximately 110,000 shares of common stock totaling approximately $4.0 million, and approximately 28,000 shares were used for net settlement to offset taxes totaling approximately $1.0 million.

The following table presents the status of the Company’s nonvested performance share awards for the periods indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2008	522	$44.69

Granted	162	25.21
Vested	(138)	37.47
Forfeited	(205)	38.00

Nonvested at December 31, 2008	341	41.93

Granted	-	-
Vested	(64)	46.36
Forfeited	(89)	46.05

Nonvested at December 31, 2009	188	39.75

Granted	144	47.16
Vested	(36)	54.27
Forfeited	(58)	56.35

Nonvested at December 31, 2010	238	$39.07

At December 31, 2010, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $6.4 million, depending upon the Company’s performance against target specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted-average period of 3.0 years.  Values of the performance share awards earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance share awards during 2010, 2009 and 2008 was $1.1 million, $0.1 million and $1.5 million, respectively.  As of December 31, 2010, the intrinsic value of the nonvested performance share awards was $11.4 million.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of the grant.  The Company recognizes compensation expense on a straight-line basis over the vesting period.

In January 2010, non-employee directors were granted 17,800 shares with a grant-date fair value of $25.28, which vested on December 31, 2010. In January 2009, non-employee directors were granted 95,812 shares with a grant-date fair value of $1.23 and 56,910 shares that had the right to receive cash payments at the settlement date price, which vested on December 31, 2009.  In 2008, non-employee directors were granted 7,000 shares with a grant-date fair value of $11.58 and the right to receive cash payments representing 15,295 shares at the settlement date price, which vested on December 31, 2008.  The Company recognized compensation costs of $0.6 million, $1.6 million and $0.1 million in 2010, 2009 and 2008, respectively, for restricted stock units.  In 2009, compensation costs included $1.5 million related to liability-based restricted stock units, based on director elections.  The Committee generally grants restricted stock units to non-employee directors.  These grants generally vest at the end of the fiscal year in which the grants were made.

An employee director was granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  In October 2008, an employee director was also granted 50,000 shares that vest in equal installments over three years with a grant-date fair value of $0.97 per share and in May 2008 was granted 13,550 shares that vest in equal installments over four years with a grant-date fair value of $13.98 per share.  In 2010 and 2009, an employee director was issued 30,053 restricted stock units that vested during the year, of which 6,991 shares were used for net settlement to offset taxes, and designated the shares withheld as treasury shares, and issued 20,053 restricted stock units that vested during the year, respectively.  At December 31, 2010, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.1 million, which will be recognized over the vesting period of the restricted stock.

The following table presents the status of the Company’s nonvested restricted stock units for the periods indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2008	-	$-

Granted	71	4.52
Vested	(7)	11.58
Forfeited	-	-

Nonvested at December 31, 2008	64	3.74

Granted	146	2.33
Vested	(116)	1.57
Forfeited	-	-

Nonvested at December 31, 2009	94	4.24

Granted	18	25.28
Vested	(48)	11.66
Forfeited	-	-

Nonvested at December 31, 2010	64	$4.55

14.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Current:
Federal	$79	$4,867	$201
State and local	12,535	13,417	989
Foreign	631	848	834
	13,245	19,132	2,024

Deferred:
Federal	70,968	19,365	(93,259)
State and local	5,989	(2,511)	(18,848)
	76,957	16,854	(112,107)

	$90,202	$35,986	$(110,083)

Deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
	(In Thousands)

Deferred tax assets:
Intangible asset amortization	$37,176	$43,255
Vehicle insurance reserves	38,456	38,741
Other accrued liabilities	33,621	32,790
Interest rate swap	15,267	30,707
AMT credit carryforward	7,252	17,670
Canadian NOL carryforwards	17,650	16,609
Other Canadian temporary differences	6,462	7,419
Federal and state NOL carryforwards	5,723	5,759
Allowance for doubtful accounts and notes receivable	1,729	2,768
Canadian depreciation	1,862	795
	165,198	196,513
Valuation allowance	(26,042)	(24,918)

Total	$139,156	$171,595

Deferred tax liabilities:
Depreciation	$381,078	$332,991
Other	1,008	1,527

Total	$382,086	$334,518

For the year ended December 31, 2010, the change in the net deferred tax liabilities constituted $77.0 million of deferred tax expense, $3.4 million of other comprehensive income that relates to the interest rate swap and foreign currency translation, and ($0.4 million) of tax benefit of equity compensation recognized as an increase to paid-in capital.

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

As a result of significant reductions in vehicle inventory levels during 2009 and 2010, and low tax basis in existing vehicle inventories as a result of accelerated depreciation in prior periods, the Company expected to realize a reversal of prior income tax deferrals during 2010, and accordingly, made estimated federal and state income tax payments of $74.7 million during 2010.  In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”) which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  With the enactment of the Small Business and Tax Relief Acts, the Company’s 2010 cash tax liability is substantially reduced and the Company has a refundable overpayment for the excess estimated tax payments made in 2010.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash tax payments in future periods.

During 2009, the Company utilized all of the remaining federal net operating loss (“NOL”) and has no remaining federal NOL carryforwards.  The Company has net operating loss carryforwards available in certain states to offset future state taxable income.  A valuation allowance of approximately $0.1 million existed at both December 31, 2010 and 2009, for state net operating losses.  At December 31, 2010, DTG Canada has net operating loss carryforwards of approximately $67.9 million available to offset future taxable income in Canada.  The Canadian NOLs will begin expiring in 2014 and will continue to expire through 2030. Valuation allowances have been established for the total estimated future tax effect of the Canadian net operating losses and other deferred tax assets.

The Company’s effective tax rate differs from the maximum U.S. statutory income tax rate. The following summary reconciles taxes at the maximum U.S. statutory rate with recorded taxes:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the
maximum U.S. statutory rate	$77,496	35.0%	$28,353	35.0%	$(159,880)	35.0%
Difference resulting from:
State and local taxes, net of
federal income tax benefit	12,056	5.4%	7,007	8.6%	(12,117)	2.7%
Foreign losses	1,522	0.7%	1,111	1.4%	7,701	(1.7%)
Foreign taxes	416	0.2%	633	0.8%	588	(0.1%)
Nondeductible impairment	-	0.0%	-	0.0%	50,045	(11.0%)
Other	(1,288)	(0.6%)	(1,118)	(1.4%)	3,580	(0.8%)

Total	$90,202	40.7%	$35,986	44.4%	$(110,083)	24.1%

The Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under ASC Topic 740, upon adoption or at December 31, 2010.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2010.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2007 and later are subject to examination by federal taxing authorities and the tax years 2006 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the consolidated statement of operations.  No material amounts were recognized for interest and penalties under ASC Topic 740 during the years ended December 31, 2010, 2009 and 2008.

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

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Rent	$47,915	$49,543	$51,535
Concession expenses:
Minimum fees	102,080	101,938	94,678
Contingent fees	31,711	32,263	40,866
	181,706	183,744	187,079
Less sublease rental income	(574)	(785)	(1,078)

Total	$181,132	$182,959	$186,001

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2010 are presented in the following table:

	Company-Owned
	Stores	Operating
	Concession Fees	Leases	Total
	(In Thousands)

2011	$94,645	$42,266	$136,911
2012	83,958	34,604	118,562
2013	72,248	27,759	100,007
2014	52,242	21,598	73,840
2015	29,189	14,979	44,168
Thereafter	131,822	56,752	188,574
	464,104	197,958	662,062
Less sublease rental income	-	(1,337)	(1,337)

	$464,104	$196,621	$660,725

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims.  In 2008, 2009 and 2010, the Company retained risk of loss up to $5.0 million, $7.5 million and $7.5 million, respectively, per occurrence for public liability and property damage claims, including third-party bodily injury and property damage.  The Company maintains insurance for losses above these levels.  The Company retains the risk of loss on SLI policies sold to vehicle rental customers.

The Company records reserves for its vehicle liability exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year, for public liability and property damage, and annually in December for SLI.  As a result of favorable overall claims loss development determined in 2010 and 2009, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $13.4 million and $9.4 million during 2010 and 2009, respectively.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are necessarily based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2010 and 2009, the public liability and property damage amounts have been discounted at 1.0% and 1.7% (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $1.3 million and $2.0 million at December 31, 2010 and 2009, respectively. SLI amounts are not discounted.  Estimated future payments of Vehicle Insurance Reserves as of December 31, 2010 are as follows (in thousands):

2011	$25,151
2012	15,332
2013	12,186
2014	6,380
2015	3,722
Thereafter	4,721
Aggregate undiscounted public liability and property damage	67,492
Effect of discounting	(1,274)
Public liability and property damage, net of discount	66,218
Supplemental liability insurance	41,502
Total vehicle insurance reserves	$107,720

Contingencies

Various class action complaints relating to the now terminated proposed merger transaction with Hertz Global Holdings, Inc. (“Hertz”) have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the Merger Agreement (hereinafter defined) (Note 18).  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the Merger Agreement are materially false and misleading.  The cases and their current status are as follows: 1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - the hearing on the Company’s motion for reconsideration of the Company’s motion to dismiss was set for September 28, 2010, but the parties agreed that it would not go forward on that day.  This case has not been dismissed but is currently inactive; 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - the Court denied the motion for preliminary injunction on September 8, 2010.  The plaintiffs served a subpoena on Avis Budget Group, Inc. (“Avis Budget”) on September 27, 2010, and they have by consent adjourned the time to respond.

While this case has not been dismissed, there has been no response to the subpoena to date; and 3) Rice v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. 10-CV-0294-CVE-FHM, U.S. Dist. Ct. for the Northern Dist. of Oklahoma) – the parties filed a stipulation of dismissal of this action on October 15, 2010, and the court has dismissed the action with prejudice following the stockholder vote rejecting the proposed Merger Agreement.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The California lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code breach of contract, and the Colorado lawsuit alleges violation of the Colorado Consumer Protection Act.  The lawsuit in Colorado was dismissed with prejudice in July 2010 and the plaintiffs filed a notice of appeal on August 19, 2010.  The Company intends to vigorously defend these matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction or a potential transaction with Avis Budget, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

Other

The Company is party to a data processing services agreement which requires annual payments totaling approximately $23.1 million for 2011.  The Company also has a telecommunications contract which will require annual payments totaling $2.0 million for 2011 and $1.2 million for 2012.  Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $1.0 million for 2011.

In addition to the letters of credit described in Note 10, the Company had letters of credit totaling $5.5 million at December 31, 2010 and 2009, which are primarily used to support insurance programs and airport concession obligations in Canada.  The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids.  Non-performance of the obligation by the franchisee would trigger the obligation of the Company.  At December 31, 2010, there were no such guarantees on behalf of franchisees.

At December 31, 2010, the Company had outstanding vehicle purchase commitments of approximately $1.0 billion over the next twelve months.

16.	BUSINESS SEGMENTS

The Company’s corporate operating structure is based on a functional structure and combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Consistent with this structure, management makes business and operating decisions on an overall company basis.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)

Revenues:
United States	$ 1,455,958	$ 1,466,508	$ 1,594,283
Foreign countries	81,202	79,741	103,710

	$ 1,537,160	$ 1,546,249	$ 1,697,993

Long-lived assets:
United States	$ 88,433	$ 94,606	$ 103,260
Foreign countries	1,795	1,592	1,182

	$ 90,228	$ 96,198	$ 104,442

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2010 and 2009 follows:

Year Ended	First	Second	Third	Fourth	2010
December 31, 2010	Quarter	Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$348,330	$396,227	$443,544	$349,059	$1,537,160
Operating income (a)	$61,088	$84,436	$94,246	$43,314	$283,084
Net income	$27,292	$42,263	$49,165	$12,496	$131,216
Earnings per share: (b)
Basic	$0.96	$1.48	$1.72	$0.44	$4.58
Diluted	$0.91	$1.40	$1.62	$0.41	$4.34

Year Ended	First	Second	Third	Fourth	2009
December 31, 2009	Quarter	Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$362,422	$399,613	$438,892	$345,322	$1,546,249
Operating income (a)	$10,535	$33,567	$67,766	$39,444	$151,312
Net income (loss)	$(8,940)	$12,404	$30,094	$11,464	$45,022
Earnings (loss) per share: (b)
Basic	$(0.42)	$0.58	$1.38	$0.44	$1.98
Diluted	$(0.42)	$0.55	$1.29	$0.42	$1.88

(a)	Operating income represents pretax income before interest, long-lived asset impairment and (increase) decrease in fair value of derivatives.

(b)	The earnings (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels and market prices. Therefore, the sum of earnings per share information for each quarter may not equal the total year amounts.

During the first, second, third and fourth quarters of 2010, the Company incurred $1.7 million, $6.9 million, $11.9 million and $2.1 million, respectively, in merger-related expenses. See Note 18 for further discussion.

During the fourth quarter of 2010, the Company recorded favorable changes in vehicle insurance reserve estimates of $13.4 million in conjunction with receiving actuarial updates on its vehicle insurance programs.  See Note 15 for further discussion.

In 2010, the majority relating to the third quarter, the Company wrote off $1.1 million (pretax) primarily related to software no longer in use and to impairments of assets at its company-owned stores.

During the second and fourth quarters of 2009, the Company recorded favorable changes in vehicle insurance reserve estimates of $3.8 million and $5.6 million, respectively, in conjunction with receiving actuarial updates on its vehicle insurance programs.  See Note 15 for further discussion.

In 2009, the majority relating to the fourth quarter, the Company wrote off $2.6 million (pretax) related primarily to the impairment of assets at its company-owned stores and for software no longer in use.

18.	MERGER AND RELATED MATTERS

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

Following the termination of the Merger Agreement, the Company agreed to cooperate with respect to Avis Budget’s efforts to pursue antitrust clearance in conjunction with a potential acquisition of the Company. Avis Budget may not be able to obtain such approval on reasonable terms and, even if it does, the Company may not be able to reach agreement with Avis Budget on the terms of a merger or other business combination transaction.  Avis Budget demonstrated its interest in a potential acquisition of the Company in August of 2010 while the Company was under the Merger Agreement with Hertz.  During the fourth quarter of 2010 and a portion of 2011, the Company and Avis Budget have provided a substantial amount of information to the Federal Trade Commission (the “FTC”) to respond to inquiries relating to competition in the rental car industry.  Both companies believe significant progress has been made in the discussions with the FTC; however, the FTC’s position with respect to the competitive issues remains uncertain.  During February 2011, the Company and Avis Budget have both submitted their respective certifications of substantial compliance with the FTC’s second request.  Based on the timing of these submissions, the Company expects to have greater clarity regarding the FTC's official position in the near future. The Company has not entered into any definitive agreement with Avis Budget.  Any such agreement would be subject to the approval of the Company’s stockholders and could also be subject to other material conditions, such as potential divestitures of assets or businesses of either or both of the Company and Avis Budget, or the approval of Avis Budget’s stockholders.

Under the Merger Agreement, in the event the Company enters into a definitive agreement with respect to a “Company Takeover Transaction” (hereinafter defined) with a third party, including Avis Budget, or the Board of Directors recommends a “Company Takeover Transaction” within 12 months of October 1, 2010, the Merger Agreement termination date, the Company could be liable to Hertz for a termination fee of approximately $44.6 million, plus reimbursement of up to $5 million of Hertz’s transaction expenses.  A Company Takeover Transaction includes (i) a proposal for the merger, consolidation, share exchange, business combination, reorganization, recapitalization or similar transaction involving more than 50% of the assets of the Company and its subsidiaries; (ii) the direct or indirect acquisition of assets or businesses representing 50% or more of the assets of the Company and its subsidiaries, whether pursuant to an acquisition of securities, assets or otherwise; or (iii) the acquisition of 50% or more of any class of the issued and outstanding equity or voting securities of the Company.

Pending litigation relating to the now terminated Merger Agreement is described in Note 15 and under Part I, Item 3 – Legal Proceedings.

19.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2010 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent events noted below.

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an amendment (the “Amendment”), which reinstated the Company’s ability to borrow under the Revolving Credit Facility at its capacity of $231.3 million. Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

In addition, the Amendment removed certain limitations relating to the issuance of enhancement letters of credit supporting asset-backed notes issued by RCFC. The Amendment eliminated events of default resulting from amortization events under certain series of RCFC’s outstanding asset-backed notes to the extent resulting from bankruptcy events with respect to the related Monolines.  The Amendment also removed restrictions on allocation of capital spending to allow for certain franchise acquisitions and modified the language to permit dividends and share repurchases.

On February 23, 2011, RCFC entered into amendments to the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN (collectively, the “VFN Amendments”) which eliminated the requirements to maintain a minimum of $100 million of cash and cash equivalents and a minimum of $150 million in adjusted tangible net worth.  The VFN Amendments replaced these covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Amendment.

On February 24, 2011, the Company announced that its Board of Directors had authorized a share repurchase program providing for the repurchase of up to $100 million of the Company’s common stock.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. Additionally, share repurchases will be subject to applicable limitations under the Senior Secured Credit Facilities.  The share repurchase program may be suspended or discontinued at any time.

******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End of
	of Year	expenses	accounts	Deductions	Year
	(In Thousands)

2010

Allowance for doubtful accounts	$7,530	$(399)	$-	$(2,416)	$4,715

Vehicle insurance reserves	$108,584	$39,729	$-	$(40,593)	$107,720

Valuation allowance for deferred
tax assets	$24,918	$1,124	$-	$-	$26,042

2009

Allowance for doubtful accounts	$13,199	$3,129	$-	$(8,798)	$7,530

Vehicle insurance reserves	$110,310	$43,356	$-	$(45,082)	$108,584

Valuation allowance for deferred
tax assets	$22,162	$2,756	$-	$-	$24,918

2008

Allowance for doubtful accounts	$5,991	$7,878	$-	$(670)	$13,199

Vehicle insurance reserves	$110,034	$55,535	$-	$(55,259)	$110,310

Valuation allowance for deferred
tax assets	$23,186	$(1,024)	$-	$-	$22,162

The “deductions” column of allowance for doubtful accounts represents write-offs of fully reserved franchisee accounts receivable.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

We have audited the internal control over financial reporting of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 28, 2011

ITEM 9B.	OTHER INFORMATION

Entry into a material definitive agreement –Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN

On February 23, 2011, RCFC entered into amendments of the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN (collectively, the “VFN Amendments”) which eliminated the requirements to maintain a minimum of $100 million of cash and cash equivalents and a minimum of $150 million in adjusted tangible net worth.  The VFN Amendments replaced these covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the recent amendment of the Senior Secured Credit Facilities.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors - Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors - Compensation,” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the heading “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2010 with respect to the Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	2,276,564	$5.73	348,058

Equity compensation plans not
approved by security holders	None	None	None

Total	2,276,564	$5.73	348,058	(1)

(1)	At December 31, 2010, total common stock authorized for issuance was 2,909,728 shares, which included 2,276,564 unexercised option rights and 285,106 Performance Shares, assuming a maximum payout for all nonvested Performance
Shares. The Performance Shares ultimately issued will likely differ due to achievement of performance targets (refer to
Item 8 - Note 13 of Notes to ConsolidatedFinancial Statements). The remaining common stock available for future issuance at December 31, 2010 is 348,058 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the caption “Independence, Meetings, Committees and Compensation of the Board of Directors - Independence” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information appearing under “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2010, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules.  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2010, 2009 and 2008 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data.  All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

2.1
Amendment No. 1, dated September 10, 2010, to the Agreement and Plan of Merger, dated as of April 25, 2010, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed September 13, 2010, Commission File No. 1-13647*

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
4.46
Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001, Commission File No. 1-13647*

4.140
Note Purchase Agreement dated as of April 14, 2005 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, Credit Suisse First Boston LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed April 18, 2005, Commission No. 1-13647*

4.141
Series 2005-1 Supplement dated as of April 21, 2005 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.143
Financial Guaranty Insurance Policy No. CA01914A issued by XL Capital Assurance Inc. to Deutsche Bank Trust Company Americas for the benefit of the Series 2005-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 26, 2005, Commission No. 1-13647*

4.147
Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG's Form 8-K, filed March 29, 2006, Commission No. 1-13647*

4.153
Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.156
Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.158
Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders, filed as the same numbered exhibit with DTG's Form 8-K, filed April 3, 2006, Commission No. 1-13647*

4.163
Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.168
Amendment No. 1 to Series 2005-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.169
Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.170
Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.172
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group III) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.173
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 8, 2007, Commission File No. 1-13647*

4.175
Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc., filed as the same numbered exhibit with DTG’s Form 8-K, filed May 18, 2007, Commission File No. 1-13647*

4.176
Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.178
Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 29, 2007, Commission File No. 1-13647*

4.182
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2005-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.183
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.184
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1), filed as the same numbered exhibit with DTG’s Form 8-K, filed June 20, 2007, Commission File No. 1-13647*

4.191
Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.192
Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc., filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007, Commission File No. 1-13647*

4.202
Amendment No. 2 to Series 2005-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.203
Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.204
Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q filed November 5, 2008, Commission File No. 1-13647*

4.205
Amendment No. 3 to Series 2005-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.206
Amendment No. 4 to Series 2006-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.207
Amendment No. 2 to Series 2007-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.208
Amendment No. 1 to Amended And Restated Master Motor Vehicle Lease And Servicing Agreement (Group III), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc. as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc. as Guarantor and Master Servicer, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.209
Amendment No. 2 to Amended And Restated Master Motor Vehicle Lease And Servicing Agreement (Group IV), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

4.210
Amendment No. 1, dated as of June 2, 2009 to the Second Amended and Restated Master Collateral Agency Agreement (the “Master Collateral Agreement”), dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as Master Collateral Agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.211
Letter Agreement, dated as of June 2, 2009, among Dollar Thrifty Automotive Group, Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, relating to Amendment No. 1 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 8, 2009, Commission File No. 1-13647*

4.212
Amendment No. 4 to Series 2005-1 Supplement dated as of August 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

4.213
Amendment No. 5 to Series 2006-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

4.214
Amendment No. 3 to Series 2007-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 6, 2009, Commission File No. 1-13647*

4.215
Collateral Assignment of Exchange Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.216
Note Purchase Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Saratoga Funding Corp., LLC, as conduit purchaser, Deutsche Bank AG, New York Branch, as committed purchaser, and Deutsche Bank AG, New York Branch, as managing agent and administrative agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.218
Master Motor Vehicle Lease and Servicing Agreement (Group V), dated as of April 8, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2010, Commission File No. 1-13647*

4.219
Series 2010-1 Supplement to the Amended and Restated Base Indenture, dated as of April 8, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 8-K/A, filed May 14, 2010, Commission File No. 1-13647*

4.220
Collateral Assignment of Exchange Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.221
Note Purchase Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Wells Fargo Bank, N.A., as initial note purchaser, and those note purchasers from time to time becoming party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.222
Series 2010-2 Supplement to the Amended and Restated Base Indenture, dated as of June 17, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.223
Master Motor Vehicle Lease and Servicing Agreement (Group VI), dated as of June 17, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder, filed as the same numbered exhibit with DTG’s Form 8-K, filed June 23, 2010, Commission File No. 1-13647*

4.224
Amendment No. 1 effective April 23, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, Chicago Deferred Exchange Company, VEXCO, LLC and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed August 3, 2010, Commission File No. 1-13647*

4.225
Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 2, 2010, Commission File No. 1-13647*

4.226
Note Purchase Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Saratoga Funding Corp., LLC, Liberty Street Funding LLC, Jupiter Securitization Company LLC, and Windmill Funding Corp, as conduit purchasers, Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank, and The Royal Bank of Scotland plc, as committed purchasers and managing agents, and Deutsche Bank AG, New York Branch, as administrative agent, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 2, 2010, Commission File No. 1-13647*

4.227
Series 2010-3 Supplement to the Amended and Restated Base Indenture, dated as of October 28, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 2, 2010, Commission File No. 1-13647*

4.228
Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of October 28, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 2, 2010, Commission File No. 1-13647*

4.229
Amendment No. 2 effective October 28, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas, filed as the same numbered exhibit with DTG’s Form 10-Q, filed November 2, 2010, Commission File No. 1-13647*

4.230	Amendment No. 1 to Series 2010-1 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.231	Amendment No. 1 to Series 2010-2 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
4.232	Amendment No. 1 to Series 2010-3 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas**
10.8	Pentastar Transportation Group, Inc. Deferred Compensation Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661†*
10.10	Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan, filed as the same numbered exhibit with DTG’s Registration Statement on Form S-1, as amended, Registration No. 333-39661†*
10.13	Amendment to Long-Term Incentive Plan dated as of September 29, 1998, filed as the same numbered exhibit with DTG’s Form S-8, Registration No. 333-79603, filed May 28, 1999†*
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

10.177
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.178
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.179
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.180
Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.181
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.184
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008, Commission File No. 1-13647†*

10.188
Indemnification Agreement dated as of April 8, 2008 between Dollar Thrifty Automotive Group, Inc. and Kimberly D. Paul, Vice President and Chief Accounting Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed April 14, 2008, Commission File No. 1-13647†*

10.191
Indemnification Agreement dated as of May 23, 2008 between Dollar Thrifty Automotive Group, Inc. and Scott L. Thompson, Senior Executive Vice President and Chief Financial Officer, filed as the same numbered exhibit with DTG’s Form 8-K, filed May 28, 2008, Commission File No. 1-13647†*

10.192
First Amendment to Credit Agreement dated as of July 9, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed July 10, 2008, Commission File No. 1-13647*

10.200
Second Amendment to Credit Agreement dated as of September 29, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement, filed as the same numbered exhibit with DTG’s Form 8-K, filed September 30, 2008, Commission File No. 1-13647*

10.203
Third Amendment to Credit Agreement dated, as of November 17, 2008 and effective as of November 24, 2008, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed November 24, 2008, Commission File No. 1-13647*

10.204
Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647†*

10.205
Employment Continuation Agreement dated December 9, 2008 between the Company and Scott L. Thompson, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 15, 2008, Commission File No. 1-13647†*

10.206
Fourth Amendment to Credit Agreement dated as of February 4, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 10, 2009, Commission File No. 1-13647*

10.207
Fifth Amendment to Credit Agreement dated as of February 25, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 25, 2009, Commission File No. 1-13647*

10.210
Umbrella 409A Amendment for Performance Shares effective December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.211
Amended and Restated Deferred Compensation Plan dated December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.213
Amended and Restated Retirement Plan effective as of December 9, 2008, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.214
2009 Deferred Compensation Plan effective January 1, 2009, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.217
Form of Indemnification Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647†*

10.218
Vehicle Supply Agreement dated as of February 9, 2009 between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment), filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009, Commission File No. 1-13647*

10.220
Dollar Thrifty Automotive Group, Inc. 2009 Executive Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009, Commission File No. 1-13647†*

10.222
Letter Agreement, dated as of June 2, 2009, between Dollar Thrifty Automotive Group, Inc., and Deutsche Bank Trust Company Americas, as letter of credit Issuer, relating to the Credit Agreement, dated as of June 15, 2007, filed as the same numbered exhibit with DTG’s Form 8-K filed June 8, 2009, Commission File No. 1-13647*

10.223
Sixth Amendment to Credit Agreement, dated as of June 25, 2009 and effective as of June 26, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K filed June 30, 2009, Commission File No. 1-13647*

10.224
Form of Restricted Stock Unit Grant Agreement Between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009, Commission File No. 1-13647†*

10.225
First Amendment effective as of July 22, 2009, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009, Commission File No. 1-13647*

10.226
Seventh Amendment to Credit Agreement, dated as of August 7, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed August 11, 2009, Commission File No. 1-13647*

10.227
Vehicle Supply Agreement dated as of August 4, 2009 between Chrysler Group LLC and DTG, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended September 30, 2009, filed October 26, 2009, Commission File No. 1-13647*

10.228
Vehicle Purchase Agreement dated December 15, 2009 between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment), filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647*

10.229
Form of Director’s Deferred Compensation Election between the Company and the applicable director, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647†*

10.230
Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2010 Until Further Modified, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647†*

10.231
Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647†*

10.232
Dollar Thrifty Automotive Group, Inc. 2010 Executive Incentive Compensation Plan, filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647†*

10.233
Second Amendment effective as of February 24, 2010, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment), filed as the same numbered exhibit with DTG’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010, Commission File No. 1-13647*

10.234
First Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of March 24, 2010, filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2010, filed May 5, 2010, Commission File No. 1-13647†*

10.235
Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of December 9, 2008 (filed as exhibit 10.212 with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009), as amended effective on March 16, 2009 (filed as exhibit 10.221 with DTG’s Form 8-K filed May 20, 2009) and effective on March 31, 2009 (filed as exhibit 10.219 with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009), filed as the same numbered exhibit with DTG’s Form 10-Q for the quarterly period ended March 31, 2010, filed May 5, 2010, Commission File No. 1-13647†*

10.236
Eighth Amendment to Credit Agreement, dated as of November 19, 2010, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed November 24, 2010, Commission File No. 1-13647*

10.237	Form of Performance Units Grant Agreement between the Company and the applicable employee, filed as the same numbered exhibit with DTG’s Form 8-K, filed December 9, 2010, Commission File No. 1-13647†*
10.238
Ninth Amendment to Credit Agreement, dated as of February 9, 2011, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto, filed as the same numbered exhibit with DTG’s Form 8-K, filed February 11, 2011, Commission File No. 1-13647*

10.239
Vehicle Purchase Agreement dated December 13, 2010 (effective January 3, 2011) and Amendment No. 1 to the Vehicle Purchase Agreement dated December 16, 2010 (effective February 24, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)**

10.240	Form of Directors Deferred Compensation Election between the Company and the applicable director†**
10.241	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective December 1, 2010†**
10.242	Dollar Thrifty Automotive Group, Inc. 2011 Executive Incentive Compensation Plan†**
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding statements included in Form 8-K, filed as the same numbered exhibit with DTG’s Form 8-K/A dated January 31, 2011, filed February 11, 2011, Commission File No. 1-13647*

21	Subsidiaries of DTG**
23.42
Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189, filed as the same numbered exhibit with Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2009, filed June 24, 2010, Commission File No. 1-13647*

23.43
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027**

31.71	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.72	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.71	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.72	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

__________

†	Denotes management contract or compensatory plan
*	Incorporated by reference
**	Filed herewith

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2011	DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

By:	/s/ SCOTT L. THOMPSON
Name:	Scott L. Thompson
Title:	President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SCOTT L. THOMPSON Scott L. Thompson	Chief Executive Officer, President and Director	February 28, 2011
/s/ H. CLIFFORD BUSTER III H. Clifford Buster III	Chief Financial Officer, Senior Executive Vice President and Principal Financial Officer	February 28, 2011
/s/ KIMBERLY D. PAUL Kimberly D. Paul	Chief Accounting Officer, Vice President and Principal Accounting Officer	February 28, 2011
/s/ THOMAS P. CAPO Thomas P. Capo	Director	February 28, 2011
/s/ MARYANN N. KELLER Maryann N. Keller	Director	February 28, 2011
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	February 28, 2011
/s/ RICHARD W. NEU Richard W. Neu	Director and Chairman of the Board	February 28, 2011
/s/ JOHN C. POPE John C. Pope	Director	February 28, 2011

INDEX TO EXHIBITS

4.230	Amendment No. 1 to Series 2010-1 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.231	Amendment No. 1 to Series 2010-2 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
4.232	Amendment No. 1 to Series 2010-3 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas
10.239
Vehicle Purchase Agreement dated December 13, 2010 (effective January 3, 2011) and Amendment No. 1 to the Vehicle Purchase Agreement dated December 16, 2010 (effective February 24, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.240	Form of Directors Deferred Compensation Election between the Company and the applicable director
10.241	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective December 1, 2010
10.242	Dollar Thrifty Automotive Group, Inc. 2011 Executive Incentive Compensation Plan
21	Subsidiaries of DTG
23.43
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027

31.71	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.72	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.71	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.72	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002