Form 10-Q
period 2011-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2011-05-05
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X        No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X        No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    X          Accelerated filer                Non-accelerated filer              Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes              No   X

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2011 was 28,929,182.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37

ITEM5.	OTHER INFORMATION	38

ITEM 6.	EXHIBITS	39

SIGNATURES	40

INDEX TO EXHIBITS	41

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2011” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact of persistent pricing and demand pressures on our results and our low cost structure, particularly in light of the continuing volatility in the global financial and credit markets, and concerns about global economic prospects and the speed and strength of a recovery, and whether consumer confidence and spending levels will continue to improve;

•
the duration and effectiveness of ongoing governmental and regulatory initiatives in the United States and elsewhere to stimulate economic growth and the impact of developments outside the United States, such as the sovereign credit issues in certain countries in the European Union, which could affect the relative volatility of global credit markets generally, and the continuing significant political unrest in certain oil-producing countries, which has caused prices for petroleum products, including gasoline, to rise and adversely affect both broader economic conditions and consumer discretionary spending patterns;

•	the impact of pricing and other actions by competitors, particularly as they increase fleet sizes in anticipation of seasonal activity;
•
the impact of supply and production disruptions in the automotive industry as a result of events in Japan that have resulted in production shutdowns and delays at the affected equipment manufacturers, which could affect our ability to source vehicles for our rental fleet during the peak period and in future periods, as well as our planned fleet size and holding period for our vehicles;

•
our ability to manage our fleet mix to match demand and meet our target for vehicle depreciation costs, particularly in light of the significant increase in the level of risk vehicles (i.e., those vehicles not acquired through a guaranteed residual value program) in our fleet and our exposure to the used vehicle market;

•
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost, including the impact on vehicle depreciation costs in 2011 based on recent pricing volatility in the used vehicle market, and our ability to reduce our fleet capacity as and when projected by our plans;

•	the strength of the recovery in the U.S. automotive industry, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers, and whether the recovery is sustained;
•
airline travel patterns, including disruptions or reductions in air travel resulting from capacity reductions, pricing actions, severe weather conditions, industry consolidation or other events, particularly given our dependence on leisure travel;

•	access to reservation distribution channels, particularly as the role of the Internet increases in the marketing and sale of travel-related services;
•	our ability to obtain cost-effective financing as needed (including replacement of asset-backed notes and other indebtedness as it comes due) without unduly restricting our operational flexibility;
•
our ability to manage the consequences under our financing agreements of an event of bankruptcy with respect to Financial Guaranty Insurance Company, the monoline insurer that provides credit support for one of our asset-backed financing structures;

•
our ability to comply with financial covenants, including the new financial covenants included in our amended senior secured credit facilities, and the impact of those covenants on our operating and financial flexibility;

•
whether our preliminary expectations about our federal income tax position, after giving effect to the impact of the Tax Relief Act, are affected by changes in our expected fleet size or operations or further legislative initiatives relating to taxes in the United States or elsewhere;

•	the cost of regulatory compliance, costs and other effects of potential future initiatives, including those directed at climate change and its effects, and the costs and outcome of pending litigation;
•	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
•	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed;
•	the effectiveness of actions we take to manage costs and liquidity; and
•	the impact of other events that can disrupt consumer travel, such as natural and man-made catastrophes, pandemics, social unrest and actual and perceived threats or acts of terrorism.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of March 31, 2010, and for the three-month period then ended were reviewed by other accountants whose report dated May 5, 2010 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at March 31, 2011, and for the three-month period then ended for them to be in conformity with U.S. generally accepted accounting principles.

The consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein) were audited by other auditors whose report dated February 28, 2011,  expressed an unqualified opinion on those statements.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
May 5, 2011

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,
	(Unaudited)

	2011	2010
REVENUES:
Vehicle rentals	$332,272	$332,484
Other	16,075	15,846
Total revenues	348,347	348,330

COSTS AND EXPENSES:
Direct vehicle and operating	178,305	179,858
Vehicle depreciation and lease charges, net	74,174	59,034
Selling, general and administrative	48,947	48,350
Interest expense, net of interest income of $465 and $231	20,977	21,408
Total costs and expenses	322,403	308,650

(Increase) decrease in fair value of derivatives	(3,474)	(7,370)

INCOME BEFORE INCOME TAXES	29,418	47,050

INCOME TAX EXPENSE	12,895	19,758

NET INCOME	$16,523	$27,292

BASIC INCOME PER SHARE	$0.57	$0.96

DILUTED INCOME PER SHARE	$0.53	$0.91

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents	$518,548	$463,153
Cash and cash equivalents-required minimum balance	-	100,000
Restricted cash and investments	159,945	277,407
Receivables, net	99,093	69,456
Prepaid expenses and other assets	72,918	67,482
Revenue-earning vehicles, net	1,682,099	1,341,822
Property and equipment, net	87,404	90,228
Income taxes receivable	14,431	65,803
Software, net	23,548	24,177

Total assets	$2,657,986	$2,499,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$32,606	$45,483
Accrued liabilities	147,415	167,545
Deferred income tax liability	256,468	242,930
Vehicle insurance reserves	110,689	107,720
Debt and other obligations	1,551,315	1,397,243
Total liabilities	2,098,493	1,960,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,415,285 and 35,197,167 issued, respectively, and
28,929,182 and 28,763,452 outstanding, respectively	354	352
Additional capital	943,413	940,844
Accumulated deficit	(145,446)	(161,969)
Accumulated other comprehensive loss	(7,790)	(12,329)
Treasury stock, at cost (6,486,103 and 6,433,715 shares, respectively)	(231,038)	(228,291)
Total stockholders' equity	559,493	538,607

Total liabilities and stockholders' equity	$2,657,986	$2,499,528

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,523	$27,292
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	82,093	84,689
Non-vehicle depreciation	4,840	4,813
Net gains from disposition of revenue-earning vehicles	(7,928)	(25,673)
Amortization	1,866	1,832
Performance share incentive, stock option and restricted stock plans	1,209	684
Interest income earned on restricted cash and investments	(113)	(137)
Recovery of losses on receivables	(655)	(406)
Deferred income taxes	10,557	7,361
Change in fair value of derivatives	(3,474)	(7,370)
Change in assets and liabilities:
Income taxes payable/receivable	51,372	9,814
Receivables	2,083	4,882
Prepaid expenses and other assets	(3,814)	(5,513)
Accounts payable	2,592	6,873
Accrued liabilities	(10,083)	(6,856)
Vehicle insurance reserves	2,969	674
Other	1,287	654

Net cash provided by operating activities	151,324	103,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles:
Purchases	(561,259)	(610,614)
Proceeds from sales	117,428	198,719
Change in cash and cash equivalents - required minimum balance	100,000	-
Net change in restricted cash and investments	117,575	476,170
Property, equipment and software:
Purchases	(3,272)	(6,337)
Proceeds from sales	6	461

Net cash provided by (used in) investing activities	(229,522)	58,399

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	456,572	2,513
Payments of vehicle debt and other obligations	(300,000)	(204,993)
Payments of non-vehicle debt	(2,500)	(2,500)
Change in cash overdraft	(17,034)	(3,892)
Issuance of common shares	1,362	1,320
Net settlement of employee withholding taxes on share-based awards	(2,747)	(327)
Financing issue costs	(2,060)	(2,463)

Net cash provided by (used in) financing activities	133,593	(210,342)

CHANGE IN CASH AND CASH EQUIVALENTS	55,395	(48,330)

CASH AND CASH EQUIVALENTS:
Beginning of period	463,153	400,404

End of period	$518,548	$352,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to taxing authorities	$(49,055)	$2,572
Interest	$17,870	$19,767

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING NONCSH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$36,405	$49,741
Purchases of revenue-earning vehicles included in accounts payable	$2,937	$-
Purchases of property, equipement and software included in accounts payable	$560	$628

Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The accounting policies set forth in Item 8 - Note 1 of notes to the consolidated financial statements contained in DTG’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, have been followed in preparing the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At March 31, 2011, there was no book overdraft included in accounts payable, whereas accounts payable included $17.0 million at December 31, 2010.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Cash and Cash Equivalents - Required Minimum Balance – In 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”).  Under the terms of that amendment, the Company was required to maintain a minimum of $100 million at all times with $60 million in separate accounts with the Collateral Agent pledged to secure payment of amounts outstanding under the term loan (the “Term Loan”) and letters of credit issued under the revolving credit facility (the “Revolving Credit Facility”).  On February 9, 2011, the Company further amended its Senior Secured Credit Facilities, eliminating the requirement to maintain a minimum of $100 million of cash and cash equivalents and replacing it with certain other covenants. See Note 7 for further discussion.

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

Long-Term Incentive Plan

At March 31, 2011, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,686,940 shares.  The Company has 358,142 shares available for future LTIP awards at March 31, 2011 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $1.2 million and $0.7 million during the three months ended March 31, 2011 and 2010, respectively, for such awards.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $0.5 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.

The Company recognized $0.2 million and $0.4 million in compensation costs (included in the $1.2 million and $0.7 million discussed above, respectively) for the three months ended March 31, 2011 and 2010, respectively.  No awards were granted in 2011 and 2010.  The options granted during 2009 vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at March 31, 2011 and 2010 for the options is $0.7 million and $2.5 million, respectively.

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2011:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2011	2,277	$5.73	7.61	$94,545

Granted	-	-
Exercised	(69)	19.70
Canceled	(18)	6.00

Outstanding at March 31, 2011	2,190	$5.29	7.44	$134,570

Fully vested options at:
March 31, 2011	979	$6.73	6.98	$58,747
Options expected to vest in the future at:
March 31, 2011	1,211	$4.13	7.85	$75,823

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $2.7 million and $0.6 million, respectively.  Total cash received for non-qualified option rights exercised during the three months ended March 31, 2011 and 2010 totaled $1.4 million and $1.3 million, respectively.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The Company realized $0.2 million in tax benefits from the options exercised during the three months ended March 31, 2010; however, the Company realized no tax benefit during the three months ended March 31, 2011.

The following table summarizes information regarding fixed non-qualified option rights that were outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Prices	(In Thousands)	(In Years)	Price	(In Thousands)	Price

$0.77 - $0.97	816	7.49	$0.95	538	$0.95

$4.44	1,083	8.01	4.44	212	4.44

$11.45 - $24.38	291	5.16	20.62	229	22.41

$0.77 - $24.38	2,190	7.44	$5.29	979	$6.73

Performance Shares – Performance share awards, which may take the form of performance shares or performance units, are granted to Company officers and certain key employees. The number of performance shares ultimately earned under a grant will range from zero to 200% of the target award, depending on the level of corporate performance over each of the three years in the performance period.  The maximum amount of performance share awards that may be granted under the LTIP during any year to any participant is 160,000 common shares.  Values of the performance shares earned were recognized as compensation expense over the period the shares were earned.  The Company recognized compensation costs of $0.9 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively, for performance share awards (included in the $1.2 million and $0.7 million discussed above, respectively).

No performance shares have been granted in 2011.  In December 2010, a target number of performance units was granted.  These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013.  The grant-date fair value for the awards was based on the closing market price of the Company’s common shares at the date of grant.  The number of performance units ultimately earned will depend upon the level of corporate performance against a pre-established target in 2011.

In March 2011, the 2008 grant of performance shares earned from January 1, 2008 through December 31, 2010 totaling 73,000 shares, net of forfeitures, vested at 200% of the target award (total of approximately 146,000 shares) with a total value to the recipients of approximately $3.5 million.  The Company withheld approximately 52,000 of these shares for the payment of taxes owed by the recipients and designated the shares withheld as treasury shares.  In March 2010, 36,000 performance shares, net of forfeitures, from the 2007 grant earned from January 1, 2007 through December 31, 2009, and the 2008 grant of performance shares for a retired employee vested with a total value to the recipients of approximately $1.7 million.  The Company withheld approximately 12,000 of these shares for the payment of the taxes owed by the recipients and designated the shares withheld as treasury shares.

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2011 and any changes during the three months ended March 31, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	238	$39.07
Granted	-	-
Vested	(73)	27.95
Forfeited	(25)	26.64
Nonvested at March 31, 2011	140	$47.13

At March 31, 2011, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $5.8 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted average period of 2.75 years.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2011 and 2010 was $7.6 million and $1.0 million, respectively.  As of March 31, 2011, the intrinsic value of the nonvested performance share awards was $9.3 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The Company recognized $0.1 million in compensation costs (included in the $1.2 million and $0.7 million discussed above), in each of the three months ended March 31, 2011 and 2010.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  In January 2011, non-employee directors were granted 9,330 shares with a grant-date fair value of $48.24 per share that fully vest on December 31, 2011. At March 31, 2011, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.4 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of March 31, 2011 and any changes during the three months ended March 31, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	64	$4.55
Granted	9	48.24
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2011	73	$10.15

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months
	Ended March 31,

	2011	2010

Depreciation of revenue-earning vehicles	$82,102	$84,707
Net gains from disposal of revenue-earning vehicles	(7,928)	(25,673)

	$74,174	$59,034

Average gain on risk vehicles and average fleet costs per vehicle per month:

	Three Months
	Ended March 31,

	2011	2010

Number of risk vehicles sold	6,918	14,545

Average gain on vehicles sold (per vehicle)	$1,146	$1,765

Average depreciable fleet	98,616	95,646

($ per vehicle per month)
Average depreciation rate	$278	$296
Average gain on vehicles sold	(27)	(90)

Vehicle depreciation and lease charges, net	$251	$206

Depreciation expense for risk vehicles, which constitute the majority of the Company’s fleet, is recorded on a straight-line basis over the life of the vehicle, based on the original acquisition cost, the projected residual value at the time of sale, and the estimated length of time the vehicle will be in service.  The Company’s vehicle depreciation rates will be periodically adjusted on a prospective basis when residual value assumptions change due to changes in used vehicle market conditions.

The estimation of residual values requires the Company to make assumptions regarding the expected age and mileage of the vehicle at the time of disposal.  Additionally, residual value estimates must also take into consideration overall used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals.  The difference in residual values assumed and the proceeds realized upon sale of the vehicle is recorded as a gain or loss on sale of the vehicle, and is recorded as a component of net vehicle depreciation and lease charges in the condensed consolidated statement of income.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown in the following table (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2011	2010

Net income	$16,523	$27,292

Basic EPS:
Weighted-average common shares	28,760,628	28,522,616

Basic EPS	$0.57	$0.96

Diluted EPS:
Weighted-average common shares	28,760,628	28,522,616

Shares contingently issuable:
Stock options	1,985,615	1,150,858
Performance awards and non-vested shares	38,335	86,091
Employee compensation shares deferred	49,310	49,774
Director compensation shares deferred	218,757	217,462

Shares applicable to diluted	31,052,645	30,026,801

Diluted EPS	$0.53	$0.91

For the three months ended March 31, 2011, and 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Trade accounts receivable and other	$64,748	$68,528
Vehicle manufacturer receivables	35,616	4,543
Car sales receivable	2,350	1.100
	102,714	74,171
Less: Allowance for doubtful accounts	(3,621)	(4,715)
	$99,093	$69,456

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of March 31, 2011 and December 31, 2010 consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matures May 2011)	200,000	500,000
Asset-backed medium-term notes	700,000	1,000,000

Series 2010-1 variable funding note (matures September 2012)	200,000	200,000
Series 2010-3 variable funding note (matures April 2012)	450,000	-
CAD Series 2010-1 note (Canadian fleet financing)	55,690	49,118
Total vehicle debt and other obligations	1,405,690	1,249,118

Non-vehicle debt
Term Loan	145,625	148,125
Total non-vehicle debt	145,625	148,125

Total debt and other obligations	$1,551,315	$1,397,243

The scheduled amortization of the Series 2006-1 notes began in December of 2010.  During the first quarter of 2011, $300 million of principal payments were made with the remaining $200 million due in April and May 2011.  The Series 2006-1 notes had an interest rate of 5.27% at March 31, 2011.

The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period. The Series 2007-1 notes are insured by Financial Guaranty Insurance Company (“FGIC”).  The scheduled amortization period for the Series 2007-1 notes may be accelerated under certain circumstances, including an Event of Bankruptcy with respect to the applicable monoline or bond insurer (each, a “Monoline”).  In the event of acceleration, amortization is required at the earliest of (i) the sale of the vehicle financed under the affected medium-term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of such medium-term notes.  The Series 2007-1 notes had an interest rate of 5.16% at March 31, 2011.

In late 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).  Thereafter, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of May 5, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

The Series 2010-1 VFN of $200 million was fully drawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN had an interest rate of 3.05% at March 31, 2011.

The Series 2010-2 VFN of $300 million was undrawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.

The Series 2010-3 VFN of $450 million was fully drawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN had an interest rate of 1.55% at March 31, 2011.

At March 31, 2011, DTG Canada had drawn approximately CAD $54.0 million (US $55.7 million) of the Company’s CAD $150 million Canadian fleet securitization program (“CAD Series 2010 Program”).  The CAD Series 2010 Program had an interest rate of 3.44% at March 31, 2011 (see Note 16 for further discussion).  The Company repaid all borrowings and terminated this program on April 18, 2011.

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an amendment (the “Amendment”), which reinstated the Company’s ability to borrow under the Revolving Credit Facility at its capacity of $231.3 million.  The Company had letters of credit outstanding under the Revolving Credit Facility of $139.8 million for U.S. enhancement, $14.2 million for Canadian enhancement and $61.6 million in general purpose enhancements and remaining available capacity of $15.7 million at March 31, 2011.  Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

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

As of March 31, 2011, the Company is in compliance with all covenants under its various financing arrangements.

In March 2011, the Company made its minimum quarterly principal payment of $2.5 million under the Term Loan. The Term Loan had an outstanding balance of $145.6 million and an interest rate of 2.75% at March 31, 2011. The Company will continue to make minimum quarterly principal payments of $2.5 million through the maturity of the Term Loan in June 2013, when the remaining balance will be paid in full.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related asset-backed medium-term note issuance in 2006 and 2007, to effectively convert variable interest rates on a total of $0.7 billion in asset-backed medium-term notes to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $950 million in asset-backed variable funding notes.  These caps have termination dates through December 2013.

The fair values of derivatives outstanding at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2011		2010		2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$-	Prepaid expenses and other assets	$861	Accrued Liabilities	$25,791	Accrued Liabilities	$31,254

Total derivatives designated as hedging instruments
		$-		$861		$25,791		$31,254

Derivatives not designated as hedging instruments

Interest rate contracts	Prepaid expenses and other assets	$944	Prepaid expenses and other assets	$494	Accrued Liabilities	$1,050	Accrued Liabilities	$5,634

Total derivatives not designated as hedging instruments
		$944		$494		$1,050		$5,634

Total derivatives		$944		$1,355		$26,841		$36,888

The interest rate swap agreements related to the Series 2006-1 notes and the interest rate cap agreements related to the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN do not qualify for hedge accounting treatment. The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
			Net (increase) decrease in fair
Interest rate contracts	$(3,474)	$(7,370)	value of derivatives

Total	$(3,474)	$(7,370)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method.

The amount of gain (loss), net of tax and reclassification, recognized on the derivative in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)

	Three Months Ended March 31,		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010

Interest rate contracts	$3,622	$297	$(3,409)	$(3,392)	Interest expense, net of interest income

Total	$3,622	$297	$(3,409)	$(3,392)

At March 31, 2011, the Company’s interest rate contract related to the 2007 Swap was effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $13.8 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months. Additionally, $0.4 million, net of tax, was reclassified from AOCI related to the discontinuance of a cash flow hedge during the period ending March 31, 2011.

9.	FAIR VALUE MEASUREMENTS

Financial instruments are presented at fair value in the Company’s balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. These categories include (in descending order of priority): Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The following tables show assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 3/31/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$944	$-	$944	$-
Derivative Liabilities	(26,841)	-	(26,841)	-
Marketable Securities (available for sale)	127	127	-	-
Deferred Compensation Plan Assets (a)	5,121	5,121	-	-

Total	$(20,649)	$5,248	$(25,897)	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$1,355	$-	$1,355	$-
Derivative Liabilities	(36,888)	-	(36,888)	-
Marketable Securities (available for sale)	169	169	-	-
Deferred Compensation Plan Assets (a)(b)	3,916	3,916	-	-

Total	$(31,448)	$4,085	$(35,533)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

(b)	Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.  Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations. There were no transfers into or out of Level 1 or Level 2 measurements for the three months ended March 31, 2011 or the 12 months ended December 31, 2010. The Company had no Level 3 financial instruments at any time during the three months ended March 31, 2011 or the 12 months ended December 31, 2010.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $221.3 million and $47.8 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

The following tables provide information about the Company’s market sensitive financial instruments valued at March 31, 2011 and December 31, 2010:

Debt and other obligations	Carrying	Fair Value
at March 31, 2011	Value	at 3/31/11
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,350,000	$1,333,250

Vehicle debt and obligations-Canadian dollar denominated	$55,690	$55,690

Non-vehicle debt - Term Loan	$145,625	$143,987

(1)	Includes $200 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN and the $450 million Series 2010-3 VFN. The fair value excludes the impact of the related interest rate swaps and cap.

Debt and other obligations	Carrying	Fair Value
at December 31, 2010	Value	at 12/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (2)	$1,200,000	$1,178,875

Vehicle debt and obligations-Canadian dollar denominated	$49,118	$49,118

Non-vehicle debt - Term Loan	$148,125	$146,459

(2)	Includes $500 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN. The fair value excludes the impact of the related interest rate swaps and cap.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months
	Ended March 31,

	2011	2010

Net income	$16,523	$27,292

Interest rate swap and cap adjustment, net of tax	3,622	297
Foreign currency translation adjustment	917	604

Comprehensive income	$21,062	$28,193

During the first quarter of 2011 and 2010, the Company recorded a deferred tax liability on cash flow hedges of $2.3 million and a deferred tax asset of $0.6 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt.

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

The Company utilizes a like-kind exchange program for its vehicles whereby tax basis gains on disposal of eligible revenue-earning vehicles are deferred for purposes of U.S. federal and state income tax (the “Like-Kind Exchange Program”). To qualify for Like-Kind Exchange Program treatment, the Company exchanges (through a qualified intermediary) vehicles being disposed of with vehicles being purchased allowing the Company to carry-over the tax basis of vehicles sold to replacement vehicles, thereby deferring taxable gains from vehicle dispositions.  In addition, the Company has historically elected to utilize accelerated or “bonus” depreciation methods on its vehicle inventories in order to defer its cash liability for U.S. federal  and state income tax purposes.

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  In the first quarter of 2011, the Company received a tax refund of $49.8 million due to overpayments of the excess estimated tax payments made in 2010, related to the enactment of the Small Business and Tax Relief Acts.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash federal income tax payments in future periods.

For the three months ended March 31, 2011 and 2010, the overall effective tax rate of 43.8% and 42.0%, respectively, differed from the U.S. statutory federal income tax rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of March 31, 2011, the Company had no material liability for unrecognized tax benefits and no material adjustments to the Company’s opening financial position were required under Accounting Standards Codification (“ASC”) Topic 740.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to March 31, 2011.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2007 and later are subject to examination by U.S. federal taxing authorities and the tax years 2006 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income.  No material amounts were recognized for interest and penalties under ASC Topic 740 during the three months ended March 31, 2011 and 2010.

12.	SHARE REPURCHASE PROGRAM

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

13.	COMMITMENTS AND CONTINGENCIES

For a detailed description of certain legal proceedings see Note 15 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the now terminated Hertz transaction or a potential transaction with Avis Budget, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

14.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 regarding disclosures about transfers into and out of Levels 1 and 2 as required on January 1, 2010 (see Note 9 for required disclosure) and adopted the remaining provisions of ASU 2010-06 regarding separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements as required on January 1, 2011.  The adoption of this latest provision had no impact on the Company’s financial statements as the Company has no Level 3 measurements.

15.	MERGER AND RELATED MATTERS

As previously disclosed, in late February, the Company submitted its certification of substantial compliance with the Federal Trade Commission’s (“FTC”) Second Request relating to a potential acquisition of the Company by Avis Budget.  The Company is currently continuing to cooperate with Avis Budget with respect to FTC issues.  The Company and Avis Budget currently have no agreement, written or verbal, regarding merger terms, including price.

16.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2011 through the issuance of the financial statements. The Company noted no reportable subsequent events other than the subsequent events noted below.

Due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, on April 18, 2011, the Company repaid all borrowings and terminated the CAD Series 2010 Program.  The Company plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations.

There have been no material changes to the Commitments and Contingencies Note 15 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of a three and one-half year data processing service agreement (the “Service Agreement”), between the Company and HP Enterprise Services, LLC (“HP”) effective on April 4, 2011, totaling approximately $72 million.  The Service Agreement includes early termination provisions, which allow the Company to terminate the Service Agreement or portions of the Service Agreement for convenience and without cause by providing HP at least 120 days prior written notice of the Company’s intent to terminate and paying a termination fee to HP on the termination date.  Likewise, the Company may terminate the Service Agreement in the event of a change of control of the Company by providing HP with sixty days prior written notice of its intent to terminate and paying a termination fee to HP.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,
			Percentage
U.S. and Canada	2011	2010	Change

Vehicle Rental Data:

Average number of vehicles operated	97,940	94,641	3.5%
Number of rental days	7,022,094	6,837,738	2.7%
Vehicle utilization	79.7%	80.3	(0.6) p.p.
Average revenue per day	$47.32	$48.62	(2.7%	)
Monthly average revenue per vehicle	$1,131	$1,171	(3.4%	)
Average depreciable fleet	98,616	95,646	3.1%
Monthly avg. depreciation (net) per vehicle	$251	$206	21.8%

Use of Non-GAAP Measures For Measuring Results

Non-GAAP pretax income, non-GAAP net income and non-GAAP EPS exclude the impact of the (increase) decrease in fair value of derivatives and the impact of long-lived asset impairments, net of related tax impact (as applicable), from the reported GAAP measures and are further adjusted to exclude merger-related expenses.  Due to volatility resulting from the mark-to-market treatment of the derivatives and the non-operating nature of the non-cash impairments and merger-related expenses, the Company believes these non-GAAP measures provide an important assessment of year-over-year operating results.

See the table below for a reconciliation of certain non-GAAP financial measures to the most directly comparable GAAP financial measure.

Reconciliation of reported GAAP pretax income per the
income statement to non-GAAP pretax income:
	Three Months
	Ended March 31,
	2011	2010
	(in thousands)

Income before income taxes - as reported	$29,418	$47,050

(Increase) decrease in fair value of derivatives	(3,474)	(7,370)

Pretax income - non-GAAP	$25,944	$39,680

Merger-related expenses	3,520	1,717

Non-GAAP pretax income, excluding merger-related expenses	$29,464	$41,397

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income:

Net income - as reported	$16,523	$27,292

(Increase) decrease in fair value of derivatives, net of tax (a)	(2,037)	(4,322)

Net income - non-GAAP	$14,486	$22,970

Merger-related expenses, net of tax (b)	2,050	1,007

Non-GAAP net income, excluding merger-related expenses	$16,536	$23,977

Reconciliation of reported GAAP diluted earnings
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$0.53	$0.91

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.07)	(0.14)

EPS, diluted - non-GAAP (c)	$0.47	$0.76

EPS impact of merger-related expenses, net of tax	0.07	0.03

Non-GAAP diluted EPS, excluding merger-related expenses (c)	$0.53	$0.80

(a)
The tax effect of the increase in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments, which amounts are ($1,437,000) and ($3,048,000) for the three months ended March 31, 2011 and 2010, respectively.

(b)
Merger-related expenses include legal, litigation advisory and other fees related to a potential merger transaction.  The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the merger-related expenses, which amounts are $1,470,000 and $710,000 for the three months ended March 31, 2011 and 2010, respectively.

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

	Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$16,523	$27,292

(Increase) decrease in fair value of derivatives	(3,474)	(7,370)
Non-vehicle interest expense	2,471	2,427
Income tax expense	12,895	19,758
Non-vehicle depreciation	4,840	4,813
Amortization	1,866	1,832
Non-cash stock incentives	1,209	684
Other	(4)	(12)

Corporate Adjusted EBITDA	$36,326	$49,424

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$36,326	$49,424

Vehicle depreciation, net of gains/losses from disposal	74,165	59,016
Non-vehicle interest expense	(2,471)	(2,427)
Change in assets and liabilities, net of acquisitions, and other	43,304	(2,400)
Net cash provided by operating activities (a)	$151,324	$103,613

Memo:
Net cash provided by (used in) investing activites	$(229,522)	$58,399
Net cash provided by (used in) financing activities (a)	$133,593	$(210,342)

(a) Certain reclassifications have been made to the 2010 financial information to conform to the classifications used in 2011.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Operating Results

During the first quarter of 2011, the Company’s revenues were consistent with the first quarter of 2010 due to a 2.7% decrease in average revenue per day offset by a 2.7% increase in the number of rental days.  Gains on the sale of risk vehicles were $17.8 million lower than the first quarter of 2010 primarily due to fewer risk vehicle sales in 2011 resulting in increased fleet costs compared to the first quarter of 2010. The Company incurred $3.5 million in merger-related expenses during the first quarter of 2011, compared to $1.7 million for the first quarter of 2010.  The Company had income before income taxes of $29.4 million for the first quarter of 2011, compared to income before income taxes of $47.1 million for the first quarter of 2010. Additionally, the Company experienced increases in the fair value of derivatives in the first quarter of 2011 and 2010 of $3.5 million and $7.4 million, respectively.

Revenues
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$332.3	$332.5	$(0.2)	(0.1%	)
Other	16.0	15.8	0.2	1.4%
Total revenues	$348.3	$348.3	$-	0.0%

Vehicle rental metrics:
Number of rental days	7,022,094	6,837,738	184,356	2.7%
Average revenue per day	$47.32	$48.62	$(1.30)	(2.7%	)

Vehicle rental revenue for the first quarter of 2011 decreased 0.1%.  Vehicle rental revenue was negatively impacted by severe weather conditions in several markets in January and February.  The Company experienced a 2.7% decrease in revenue per day totaling $9.1 million as a result of a weakened pricing environment following these storms.  This decline was offset by a 2.7% increase in rental days totaling $8.9 million that resulted from significant improvement in rental demand during the latter part of the quarter.

Expenses
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$178.3	$179.9	$(1.6)	(0.9%	)
Vehicle depreciation and lease charges, net	74.2	59.0	15.2	25.6%
Selling, general and administrative (a)	48.9	48.3	0.6	1.2%
Interest expense, net of interest income	21.0	21.4	(0.4)	(2.0%	)
Total expenses	$322.4	$308.6	$13.8	4.5%

(Increase) decrease in fair value of derivatives	$(3.5)	$(7.4)	$3.9	(52.9%	)

(a) Includes merger-related expenses of $3.5 million and $1.7 million, respectively.

Direct vehicle and operating expenses for the first quarter of 2011 decreased $1.6 million in spite of an increase in the average fleet operated during the period of 3.5% in addition to storm-related costs.  As a percent of revenue, direct vehicle and operating expenses were 51.2% in the first quarter of 2011, compared to 51.6% in the first quarter of 2010.

The decrease in direct vehicle and operating expense in the first quarter of 2011 primarily resulted from the following:

➢
Personnel-related expenses decreased $1.8 million.  The decrease was primarily due to a $1.5 million decrease in the vacation accrual and a $1.1 million decrease in group insurance expenses due to favorable claims and lower number of personnel, partially offset by a $1.2 million increase in field employee salaries due to merit-based raises.

➢	Communications and computer expenses decreased $0.7 million due to cost reduction initiatives.

➢
Vehicle-related expenses increased $1.2 million. This increase resulted primarily from an increase in gasoline expense of $0.8 million due to higher average gas prices, which is generally recovered in revenue from customers, and an increase in excise and surcharge taxes of $0.9 million, partially offset by a decrease in net vehicle damage expense of $0.8 million, resulting from lower overall damage and improved damage recovery collections.

Net vehicle depreciation and lease charges increased $15.2 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 21.3% in the first quarter of 2011, compared to 16.9% in the first quarter of 2010.

The increase in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $2.6 million, primarily resulting from a 6.0% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 3.1% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased  $17.8 million from a $25.7 million gain in the first quarter of 2010 to a $7.9 million gain in the first quarter of 2011.  This decrease in gains on vehicle dispositions resulted from fewer units sold in the first quarter of 2011 and a lower average gain per unit as compared to the first quarter of 2010.

➢	Lease charges for vehicles leased from third parties remained consistent with prior year levels.

Selling, general and administrative expenses for the first quarter of 2011 increased $0.6 million. As a percent of revenue, selling, general and administrative expenses were 14.1% of revenue in the first quarter of 2011, compared to 13.9% in the first quarter of 2010.

The increase in selling, general and administrative expenses in the first quarter of 2011 primarily resulted from the following:

➢	Merger-related costs increased $1.8 million.

➢	Loyalty programs and commission expenses increased $0.8 million primarily due to increased rental day volume.

➢	Outsourcing expenses increased $0.4 million primarily due to IT-related consulting in 2011.

➢
Personnel-related expenses decreased $2.5 million, primarily due to the timing of compensation-related accruals totaling $2.2 million and a $0.9 million decrease in the vacation accrual, partially offset by an increase of $0.7 million in the market value of the deferred compensation plan.

Net interest expense for the first quarter of 2011 decreased $0.4 million primarily due to lower average vehicle debt, partially offset by higher amortization of deferred financing costs. Net interest expense was 6.0% of revenue in the first quarter of 2011, compared to 6.2% in the first quarter of 2010.

The income tax expense for the first quarter of 2011 was $12.9 million, compared to $19.8 million for the first quarter of 2010.  The effective income tax rate in the first quarter of 2011 was 43.8% compared to 42.0% in the first quarter of 2010.  The effective income tax rates for the three months ended March 31, 2011 and 2010 were higher than the statutory rates principally due to state and local income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally causes significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2011

The Company is providing updated guidance for both Corporate Adjusted EBITDA and fleet cost expectations for the full year of 2011.  The Company noted that its full year rental revenue guidance remains unchanged, with expectations for rental revenue growth of 2 to 4 percent, driven primarily by transaction growth.

The Company noted that the used vehicle market has continued to strengthen since its previous guidance update in March.  Based on current supply and demand factors, the Company expects current used vehicle pricing trends to continue at least through the end of the second quarter, and accordingly, the Company is lowering its fleet cost outlook for the full year.  The Company now expects fleet costs for the full year to range from $230 - $240 per vehicle per month.  In the event current conditions in the used vehicle market continue beyond the second quarter, fleet costs for the full year of 2011 could decline further.  The Company expects to realize significant benefit from sales of risk vehicles during the second quarter, resulting in a fleet cost of approximately $200 - $210 per vehicle per month in the second quarter.

Based on the favorable results of the first quarter, continued cost control efforts and the reduction in fleet cost outlined above, the Company is now targeting Corporate Adjusted EBITDA for the full year of 2011 to be within a range of $260 million to $285 million.  This estimate excludes the potential impact of any merger-related expenses that may be incurred in 2011.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA for the full year of 2011.

	Full Year
	2011	2010
	(in millions)
Reconciliation of Pretax Income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$216 - $241	$221

(Increase) decrease in fair value of derivatives (2011 amount is YTD March 2011)	(3)	(29)
Non-vehicle interest expense	11	10
Non-vehicle depreciation	19	20
Amortization	7	7
Non-cash stock incentives	5	5
Long-lived asset impairment	-	1
Merger-related expenses (a)	5	23

Corporate Adjusted EBITDA, excluding merger-related expenses	$260 - $285	$258

(a) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and working capital.  The Company uses both cash and letters of credit to support asset-backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes. The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, sales proceeds from disposal of used vehicles, letters of credit provided under the Senior Secured Credit Facilities and amounts payable under insurance bonds.

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements. The Company has asset-backed medium-term note maturities totaling $200 million that amortize ratably in April and May 2011.  During 2010, the Company added $950 million of fleet financing capacity (of which $300 million remains undrawn at March 31, 2011) to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to a Monoline.  The Company believes it would require approximately $200 million to retire notes impacted by a rapid amortization while continuing to meet peak fleet levels in 2011.  Based on its current cash position and recent amendments to the Senior Secured Credit Facilities, the Company believes it would be able to meet these obligations and its fleet needs from existing cash on hand.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  The letters of credit are provided under the Company’s Revolving Credit Facility.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have increased significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the new series 2010 notes are approximately 55% compared to 30% on the Series 2006-1 notes and Series 2007-1 notes.  Based on expected 2011 peak fleet levels and increased borrowings under the asset-backed variable funding note (“VFN”) programs in 2011 as the Series 2006-1 notes amortize, the Company expects to provide up to $75 million of additional enhancement during 2011.

Cash generated by operating activities of $151.3 million for the three months ended March 31, 2011 was primarily the result of net income, adjusted for net depreciation and a decrease in the income taxes receivable related to the receipt of a $49.8 million federal income tax overpayment.  The liquidity necessary for purchasing vehicles is primarily obtained from secured vehicle financing, sales proceeds from disposal of used vehicles and cash generated by operating activities.

Cash used in investing activities was $229.5 million.  The principal expenditure of cash from investing activities during the three months ended March 31, 2011 was for purchases of new revenue-earning vehicles, which totaled $561.3 million, partially offset by the sale of revenue-earning vehicles, which totaled $117.4 million.  In addition, at March 31, 2011, restricted cash and investments decreased $117.5 million from December 31, 2010 primarily due to scheduled amortization payments on the Series 2006-1 notes, and cash and cash equivalents - required minimum balance was eliminated in February 2011 as the $100 million requirement under the Company’s financing arrangements was eliminated (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under asset-backed notes, cash provided from operations and from the disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $3.3 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Cash provided by financing activities was $133.6 million due to $456.6 million in proceeds primarily from the issuance of the Series 2010-3 VFN, partially offset by $300 million of scheduled debt repayments on the Series 2006-1 notes and by $17 million of change in cash overdrafts.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations. At March 31, 2011, the Company had $59.3 million in letters of credit, including $53.6 million in letters of credit under the Revolving Credit Facility, and $47.8 million in surety bonds to secure these obligations. At March 31, 2011, these surety bonds and letters of credit had not been drawn.

The Company does not conduct operations in foreign jurisdictions other than Canada, and accordingly, cash and cash equivalents would not be subject to repatriation taxes or otherwise stranded in foreign jurisdictions.

Contractual Obligations and Commitments

On April 4, 2011, the Company entered into a three and one-half year data processing service agreement with HP totaling approximately $72 million.  The Service Agreement includes early termination provisions, which allow the Company to terminate the Service Agreement or portions of the Service Agreement for convenience and without cause by providing HP at least 120 days prior written notice of the Company’s intent to terminate and paying a termination fee to HP on the termination date.  Likewise, the Company may terminate the Service Agreement in the event of a change of control of the Company by providing HP with sixty days prior written notice of its intent to terminate and paying a termination fee to HP.

Asset-Backed Medium-Term Note and Variable Funding Note Programs

The asset-backed medium-term note program at March 31, 2011 was comprised of $700 million in asset-backed medium-term notes with maturities in 2011 and 2012.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things, and bear interest at fixed rates of 5.27% for the Series 2006-1 notes and 5.16% for the Series 2007-1 notes including floating rate notes swapped to fixed rates.  Proceeds from the asset-backed medium-term notes, the Series 2010-1 VFN and the Series 2010-3 VFN that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $110.9 million at March 31, 2011.

The scheduled amortization of the Series 2006-1 notes began in December of 2010.  During the first quarter of 2011, $300 million of principal payments were made with the remaining $200 million due in April and May 2011.  The Series 2007-1 notes will begin scheduled amortization in February 2012 and will amortize over a six-month period. The scheduled amortization period for the Series 2007-1 notes, which are insured by FGIC, may be accelerated under certain circumstances, including an event of bankruptcy with respect to that Monoline.

In late 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).  Thereafter, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of May 5, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

The variable funding note program at March 31, 2011 was comprised of $950 million in U.S. fleet financing capacity which may be drawn and repaid from time to time in whole or in part at any time during their respective revolving periods with maturities ranging from 2012 to 2013.

The Series 2010-1 VFN of $200 million was fully drawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.

The Series 2010-2 VFN of $300 million was undrawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.

The Series 2010-3 VFN of $450 million was fully drawn at March 31, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.

On February 23, 2011, RCFC entered into the VFN Amendments, which eliminated the requirements to maintain a minimum of $100 million of cash and cash equivalents and a minimum of $150 million in adjusted tangible net worth.  The VFN Amendments replaced these covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Amendment.

Canadian Fleet Financing

The Company’s CAD Series 2010 Program had approximately CAD $54.0 million (US $55.7 million) funded at March 31, 2011.

Due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, on April 18, 2011, the Company repaid all borrowings and terminated the CAD Series 2010 Program.  The Company plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations.

Senior Secured Credit Facilities

At March 31, 2011, the Company’s Senior Secured Credit Facilities were comprised of a $231.3 million Revolving Credit Facility and a $145.6 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants and are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  The Term Loan bears interest at LIBOR plus 2.5% which was 2.75% at March 31, 2011.  The Company had letters of credit outstanding under the Revolving Credit Facility of $139.8 million for U.S. enhancement, $14.2 million for Canadian enhancement and $61.6 million in general purpose enhancements and remaining available capacity of $15.7 million at March 31, 2011.

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into the Amendment, which reinstated the Company’s ability to borrow under the Revolving Credit Facility at its capacity of $231.3 million. Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

In addition, the Amendment removed certain limitations relating to the issuance of enhancement letters of credit supporting asset-backed notes issued by RCFC. The Amendment eliminated events of default resulting from amortization events under certain series of RCFC’s outstanding asset-backed notes to the extent resulting from bankruptcy events with respect to the related Monolines. The Amendment also removed restrictions on allocation of capital spending to allow for certain franchise acquisitions and modified the language to permit limited dividends and share repurchases.

The Company paid a one-time amendment fee of 25 basis points to participating lenders under the Amendment, based on outstanding commitments and loans.

The Term Loan had $145.6 million outstanding at March 31, 2011.  In March 2011, the Company made a $2.5 million principal payment on its Term Loan and expects to continue to make minimum quarterly principal payments of $2.5 million until the maturity of the Term Loan on June 15, 2013, at which time the remaining principal balance will be repaid.

As of March 31, 2011, the Company is in compliance with all covenants under its various financing arrangements.

New Accounting Standards

For a discussion on new accounting standards refer to Note 14 to Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at March 31, 2011, a 50 basis point fluctuation in interest rates would have an approximate $4 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At March 31, 2011, cash and cash equivalents totaled $518.5 million and restricted cash and investments totaled $159.9 million.

At March 31, 2011, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2010, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2010 for the tabular entries, “Vehicle Debt and Obligations - Floating Rates,” from $1,178.9 million at December 31, 2010 to $1,333.3 million at March 31, 2011, which increase primarily related to borrowing under the Series 2010-3 VFN of $450 million, partially offset by payments of $300 million of the Series 2006-1 notes.

ITEM 4.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  The disclosure controls and procedures are also designed with the objective of ensuring such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing the disclosure controls and procedures, the Company’s management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

For a detailed description of certain legal proceedings see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the now terminated Hertz transaction or a potential transaction with Avis Budget, and some that may demand large monetary damages or other relief which could result in significant expenditures. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 1A.                RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2011 -
January 31, 2011	-	$-	-	$100,000,000

February 1, 2011 -
February 28, 2011	-	$-	-	$100,000,000

March 1, 2011 -
March 31, 2011	-	$-	-	$100,000,000

Total	-		-

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

ITEM 5.                   OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders which will be held on June 9, 2011.

ITEM 6.	EXHIBITS

4.233
Enhancement Letter of Credit Application and Agreement dated as of March 15, 2011 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2010-3)

10.243
Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.40	Letter from Ernst & Young LLP regarding interim financial information
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding statements included in Form 8-K (incorporated by reference to Exhibit 16.1 to DTG’s Form 8-K/A dated January 31, 2011 (Commission File No. 1-13647))

31.73	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.74	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.73	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.74	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 5, 2011	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
May 5, 2011	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

4.233
Enhancement Letter of Credit Application and Agreement dated as of March 15, 2011 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2010-3)

10.243
Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.40	Letter from Ernst & Young LLP regarding interim financial information
31.73	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.74	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.73	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.74	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.