Form 10-Q
period 2011-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2011-08-08
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of August 2, 2011 was 29,004,753.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS	40

ITEM 6.	EXHIBITS	41

SIGNATURES	43

INDEX TO EXHIBITS	44

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2011” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the impact of persistent pricing and demand pressures on our results and our low cost structure, particularly in light of the continuing volatility in the global financial and credit markets, and concerns about global economic prospects and the speed and strength of a recovery, and whether consumer spending levels will continue to improve;

•
the impact of a downgrade (or the prospect of a downgrade) of credit ratings assigned to obligations of the United States, which could materially adversely affect the U.S. and global economic conditions, business activity, credit availability, borrowing costs, and consumer spending levels;

•
the impact of pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, which could adversely affect unemployment rates and consumer spending levels, and in turn dampen the recovery;

•
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

•
whether our preliminary expectations about our federal income tax position, after giving effect to the impact of the Tax Relief Act (as defined herein), are affected by changes in our expected fleet size or operations or further legislative initiatives relating to taxes in the United States or elsewhere;

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

We are also subject to risks relating to a potential business combination transaction, including the following:

•
whether Avis Budget Group, Inc. (“Avis Budget”) and/or Hertz Global Holdings, Inc. (“Hertz”) would obtain regulatory approval to engage in a business combination transaction with us and, if so, the conditions upon which such approval would be granted (including potential divestitures of assets or businesses of either company), whether we and Avis Budget or Hertz would reach agreement on the terms of such a transaction, whether our stockholders would approve the transaction and whether other conditions to consummation of the transaction would be satisfied or waived;

•
the impact on our results and liquidity if we become obligated to pay a termination fee to Hertz upon our entry into a definitive agreement for, or our completion or recommendation of, a qualifying business combination transaction within 12 months of the October 1, 2010 termination date of our merger agreement with Hertz, and whether and the extent to which the relevant third party would bear all or any portion of that fee;

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

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011, and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of June 30, 2010, and for the three-month and six-month periods then ended were reviewed by other accountants whose report dated August 3, 2010 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at June 30, 2011, and for the three-month and six-month periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2011

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)

	2011	2010	2011	2010
REVENUES:
Vehicle rentals	$378,191	$380,078	$710,463	$712,562
Other	16,938	16,149	33,013	31,995
Total revenues	395,129	396,227	743,476	744,557

COSTS AND EXPENSES:
Direct vehicle and operating	190,958	193,365	369,263	373,223
Vehicle depreciation and lease charges, net	66,510	63,294	140,684	122,328
Selling, general and administrative	48,843	55,132	97,790	103,482
Interest expense, net of interest income of	18,295	21,649	39,272	43,057
$282, $262, $747 and $493, respectively
Long-lived asset impairment	-	239	-	239
Total costs and expenses	324,606	333,679	647,009	642,329

(Increase) decrease in fair value of derivatives	(416)	(7,504)	(3,890)	(14,874)

INCOME BEFORE INCOME TAXES	70,939	70,052	100,357	117,102

INCOME TAX EXPENSE	28,434	27,789	41,329	47,547

NET INCOME	$42,505	$42,263	$59,028	$69,555

BASIC INCOME PER SHARE	$1.47	$1.48	$2.05	$2.43

DILUTED INCOME PER SHARE	$1.36	$1.40	$1.89	$2.31

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents	$456,073	$463,153
Cash and cash equivalents-required minimum balance	-	100,000
Restricted cash and investments	126,360	277,407
Receivables, net	92,996	69,456
Prepaid expenses and other assets	72,595	67,482
Revenue-earning vehicles, net	1,800,231	1,341,822
Property and equipment, net	85,477	90,228
Income taxes receivable	-	65,803
Software, net	22,858	24,177

Total assets	$2,656,590	$2,499,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$59,450	$45,483
Accrued liabilities	142,664	167,545
Income taxes payable	5,007	-
Deferred income tax liability	263,176	242,930
Vehicle insurance reserves	105,861	107,720
Debt and other obligations	1,473,125	1,397,243
Total liabilities	2,049,283	1,960,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,496,472 and 35,197,167 issued, respectively, and
29,004,753 and 28,763,452 outstanding, respectively	355	352
Additional capital	945,858	940,844
Accumulated deficit	(102,941)	(161,969)
Accumulated other comprehensive loss	(4,469)	(12,329)
Treasury stock, at cost (6,491,719 and 6,433,715 shares, respectively)	(231,496)	(228,291)
Total stockholders' equity	607,307	538,607

Total liabilities and stockholders' equity	$2,656,590	$2,499,528

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,028	$69,555
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	166,427	175,518
Non-vehicle depreciation	9,773	10,326
Net gains from disposition of revenue-earning vehicles	(25,761)	(53,223)
Amortization	3,807	3,701
Performance share incentive, stock option and restricted stock plans	2,137	2,412
Interest income earned on restricted cash and investments	(160)	(231)
Long-lived asset impairment	-	239
Recovery of losses on receivables	(530)	(650)
Deferred income taxes	15,083	(29,999)
Change in fair value of derivatives	(3,890)	(14,874)
Change in assets and liabilities:
Income taxes payable/receivable	70,810	16,405
Receivables	(2,636)	(33)
Prepaid expenses and other assets	(3,984)	(7,423)
Accounts payable	5,915	8,197
Accrued liabilities	(8,540)	3,170
Vehicle insurance reserves	(1,859)	4,273
Other	1,527	(264)

Net cash provided by operating activities	287,147	187,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(861,596)	(1,067,396)
Revenue-earning vehicles - Proceeds from sales	250,430	438,865
Change in cash and cash equivalents - required minimum balance	100,000	-
Net change in restricted cash and investments	151,207	509,253
Property, equipment and software - Purchases	(7,891)	(13,345)
Property, equipment and software - Proceeds from sales	21	461

Net cash used in investing activities	(367,829)	(132,162)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	637,955	296,646
Payments of vehicle debt and other obligations	(557,073)	(470,527)
Payments of non-vehicle debt	(5,000)	(5,000)
Change in cash overdraft	288	(3,555)
Issuance of common shares	2,880	2,108
Net settlement of employee withholding taxes on share-based awards	(3,205)	(327)
Financing issue costs	(2,243)	(4,810)

Net cash provided by (used in) financing activities	73,602	(185,465)

CHANGE IN CASH AND CASH EQUIVALENTS	(7,080)	(130,528)

CASH AND CASH EQUIVALENTS:
Beginning of period	463,153	400,404

End of period	$456,073	$269,876

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to taxing authorities	$(44,625)	$61,100
Interest	$34,123	$39,779

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$25,689	$44,437
Purchases of revenue-earning vehicles included in accounts payable	$9,519	$1,330
Purchases of property, equipement and software included in accounts payable	$177	$1,051

Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
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

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm.  The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the Company’s opinion, it made all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.  Results for interim periods are not necessarily indicative of results for a full year.

2.	CASH AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At June 30, 2011 and December 31, 2010, there was $17.3 million and $17.0 million, respectively, in book overdrafts included in accounts payable.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Cash and Cash Equivalents – Required Minimum Balance – In 2009, the Company amended its senior secured credit facilities (the “Senior Secured Credit Facilities”).  Under the terms of that amendment, the Company was required to maintain a minimum of $100 million at all times.  On February 9, 2011, the Company further amended its Senior Secured Credit Facilities, eliminating the requirement to maintain a minimum of $100 million of cash and cash equivalents and replacing it with certain other covenants.  See Note 7 for further discussion.

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

Long-Term Incentive Plan

At June 30, 2011, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,619,140 shares.  The Company has 358,142 shares available for future LTIP awards at June 30, 2011 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $0.9 million and $2.1 million during the three and six months ended June 30, 2011, respectively, and $1.7 million and $2.4 million during the three and six months ended June 30, 2010, respectively, for such awards.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $0.4 million and $0.9 million for the three and six months ended June 30, 2011, respectively, and $0.7 million and $1.0 million for the three and six months ended June 30, 2010, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.  No awards were granted in 2011 and 2010.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at June 30, 2011 and 2010 for the options is $0.5 million and $2.0 million, respectively.

The following table sets forth the non-qualified option rights activity under the LTIP for the six months ended June 30, 2011:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2011	2,277	$5.73	7.61	$94,545

Granted	-	-
Exercised	(137)	21.02
Canceled	(18)	6.00

Outstanding at June 30, 2011	2,122	$4.74	7.40	$146,440

Fully vested options at:
June 30, 2011	1,178	$5.70	7.27	$80,146
Options expected to vest in the future at:
June 30, 2011	944	$3.54	7.62	$66,294

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $3.5 million and $6.2 million, respectively.   The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $0.9 million and $1.5 million, respectively.

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

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2011 and any changes during the six months ended June 30, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	238	$39.07
Granted	-	-
Vested	(73)	27.95
Forfeited	(25)	26.64
Nonvested at June 30, 2011	140	$47.13

At June 30, 2011, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $5.4 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted average period of 2.2 years.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2011 and 2010 was $7.6 million and $1.0 million, respectively.  As of June 30, 2011, the intrinsic value of the nonvested performance share awards was $10.3 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  In January 2011, non-employee directors were granted 9,330 shares with a grant-date fair value of $48.24 per share that fully vest on December 31, 2011.  At June 30, 2011, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.3 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of June 30, 2011 and changes during the six months ended June 30, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	64	$4.55
Granted	9	48.24
Vested	(13)	6.85
Forfeited	-	-
Nonvested at June 30, 2011	60	$10.89

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Depreciation of revenue-earning vehicles and other	$84,343	$90,844	$166,445	$175,551
Net gains from disposal of revenue-earning vehicles	(17,833)	(27,550)	(25,761)	(53,223)

	$66,510	$63,294	$140,684	$122,328

Average gain on risk vehicles:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Number of risk vehicles sold	8,428	18,881	15,346	33,426

Average gain on vehicles sold (per vehicle)	$2,116	$1,459	$1,679	$1,592

Components of vehicle depreciation per vehicle per month:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Average depreciable fleet (units)	117,876	109,325	108,299	102,524

Average depreciation rate	$238	$277	$256	$285
Average gain on vehicles sold	(50)	(84)	(39)	(86)

Vehicle depreciation and lease charges, net	$188	$193	$217	$199

Depreciation expense for risk vehicles, which constitute the majority of the Company’s fleet, is recorded on a straight-line basis over the life of the vehicle, based on the original acquisition cost, the projected residual value at the time of sale, and the estimated length of time the vehicle will be held in service.  The Company’s vehicle depreciation rates will be periodically adjusted on a prospective basis when residual value assumptions change due to changes in used vehicle market conditions.

The estimation of residual values requires the Company to make assumptions regarding the expected age and mileage of the vehicle at the time of disposal.  Additionally, residual value estimates must also take into consideration overall used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals.  The difference in residual values assumed and the proceeds realized upon sale of the vehicle is recorded as a gain or loss on the sale of the vehicle, and is recorded as a component of net vehicle depreciation and lease charges in the condensed consolidated statement of income.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown in the following table (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Net income	$42,505	$42,263	$59,028	$69,555

Basic EPS:
Weighted-average common shares	28,896,750	28,609,565	28,829,062	28,566,330

Basic EPS	$1.47	$1.48	$2.05	$2.43

Diluted EPS:
Weighted-average common shares	28,896,750	28,609,565	28,829,062	28,566,330

Shares contingently issuable:
Stock options	2,003,320	1,231,197	1,994,468	1,206,507
Performance awards and non-vested shares	119,675	119,759	79,005	96,048
Employee compensation shares deferred	49,406	49,492	49,359	49,632
Director compensation shares deferred	221,452	222,802	220,105	220,147

Shares applicable to diluted	31,290,603	30,232,815	31,171,999	30,138,664

Diluted EPS	$1.36	$1.40	$1.89	$2.31

For the three and six months ended June 30, 2011 and 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

Although there have been no significant equity grants since 2010, shares included in the diluted earnings per share calculation increased on a year-over-year basis for both the three and six months ended June 30, 2011.

The Company uses the treasury stock method to determine the denominator used in the diluted earnings per share calculation. To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option. However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable. Since the Company does not expect to be a taxpayer for federal income tax purposes in 2011, it does not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation as it did in 2010; thus, resulting in an increase in the dilutive earnings per share denominator of approximately 800,000 shares.  When the Company becomes a taxpayer in the future, the tax benefit will be incorporated into the diluted share calculation and the shares included in the diluted earnings per share calculation will be reduced by the shares repurchased from the assumed proceeds; however, other factors, such as the Company’s stock price, could impact the diluted earnings per share calculation.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Trade accounts receivable and other	$69,579	$68,528
Vehicle manufacturer receivables	20,461	4,543
Car sales receivable	6,400	1,100
	96,440	74,171
Less: Allowance for doubtful accounts	(3,444)	(4,715)
	$92,996	$69,456

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30,	December 31,
	2011	2010

Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2007-1 notes (matures July 2012)	$500,000	$500,000
Series 2006-1 notes (matured May 2011)	-	500,000
Asset-backed medium-term notes	500,000	1,000,000

Series 2010-1 variable funding note (matures September 2012)	200,000	200,000
Series 2010-2 variable funding note (matures December 2013)	180,000	-
Series 2010-3 variable funding note (matures April 2012)	450,000	-
CAD Series 2010-1 Note (Canadian fleet financing)	-	49,118
Total vehicle debt and other obligations	1,330,000	1,249,118

Non-vehicle debt
Term Loan	143,125	148,125
Total non-vehicle debt	143,125	148,125

Total debt and other obligations	$1,473,125	$1,397,243

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011.

The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period.  The Series 2007-1 notes are insured by Financial Guaranty Insurance Company (“FGIC”).  The scheduled amortization period for the Series 2007-1 notes may be accelerated under certain circumstances, including an event of bankruptcy with respect to the applicable monoline or bond insurer (each, a “Monoline”).  In the event of acceleration, amortization is required at the earliest of (i) the sale of the vehicle financed under the medium-term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of the medium-term notes.  The Series 2007-1 notes had an interest rate of 5.16% at June 30, 2011.

In late 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the New York State Insurance Department (“NYID”).  Thereafter, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of August 8, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

The Series 2010-1 VFN of $200 million was fully drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.  The Series 2010-1 VFN had an interest rate of 3.01% at June 30, 2011.

The Series 2010-2 VFN of $300 million had $180 million drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.  The Series 2010-2 VFN had an interest rate of 3.94% at June 30, 2011.

The Series 2010-3 VFN of $450 million was fully drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.  The Series 2010-3 VFN had an interest rate of 1.48% at June 30, 2011.

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an amendment (the “Amendment”), which reinstated the Company’s ability to borrow under the revolving credit facility (the “Revolving Credit Facility”) at its capacity of $231.3 million.  The Company had letters of credit outstanding under the Revolving Credit Facility of $118.7 million for U.S. enhancement and $62.5 million in general purpose enhancements and remaining available capacity of $50.1 million at June 30, 2011.  Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

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

On April 18, 2011, due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program.  The Company currently plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations.  Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $97.8 million (US $101.5 million) as of June 30, 2011.

On July 24, 2011, the Company determined that a portion of a $100 million letter of credit provided as credit enhancement for the benefit of the Series 2010-3 VFN was ineligible to be treated as such, resulting in a shortfall in the required enhancement level on the Series 2010-3 VFN.  Accordingly, the Company was not in compliance with the applicable provisions of the Series 2010-3 VFN as of June 30, 2011.  On July 25, 2011 the Company deposited $50 million of additional cash enhancement into the trust account for the Series 2010-3 VFN, thereby curing the shortfall within the applicable period under the notes.  In addition, the Company has obtained a waiver of this error and its consequences from the holders of the Series 2010-3 VFN.

The Company was in compliance with all covenants under its remaining financing arrangements as of June 30, 2011.

In both March and June 2011, the Company made its minimum quarterly principal payments of $2.5 million under the term loan (the “Term Loan”). The Term Loan had an outstanding balance of $143.1 million and an interest rate of 2.69% at June 30, 2011.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related asset-backed medium-term note issuance in 2006 and 2007, to effectively convert variable interest rates to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $950 million in asset-backed variable funding notes (“VFN”).  These caps have termination dates through December 2013.

The fair value of derivatives outstanding at June 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2011		2010		2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$-	Prepaid expenses and other assets	$861	Accrued liabilities	$20,547	Accrued liabilities	$31,254

Total derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$261	Prepaid expenses and other assets	$494	Accrued liabilities	$-	Accrued liabilities	$5,634

Total derivatives		$261		$1,355		$20,547		$36,888

The interest rate swap agreements related to the Series 2006-1 notes and the interest rate cap agreements related to the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN do not qualify for hedge accounting treatment.  The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
					Net (increase) decrease in
Interest rate contracts	$(416)	$(7,504)	$(3,890)	$(14,874)	fair value of derivatives

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method.

The amount of gain (loss), net of tax and reclassification, recognized on the derivative in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010

Three Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$3,075	$187	$(3,673)	$(3,546)	interest income

Six Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$6,697	$484	$(7,082)	$(6,938)	interest income

At June 30, 2011, the Company’s interest rate contract related to the 2007 Swap was effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $12.1 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.  Additionally, $0.4 million, net of tax, was reclassified from AOCI related to the discontinuance of a cash flow hedge during the six months ended June 30, 2011.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 6/30/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$261	$-	$261	$-
Derivative Liabilities	(20,547)	-	(20,547)	-
Deferred Compensation Plan Assets (a)	5,606	5,606	-	-

Total	$(14,680)	$5,606	$(20,286)	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$1,355	$-	$1,355	$-
Derivative Liabilities	(36,888)	-	(36,888)	-
Marketable Securities (available for sale)	169	169	-	-
Deferred Compensation Plan Assets (a)(b)	3,916	3,916	-	-

Total	$(31,448)	$4,085	$(35,533)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value. The liability was not reported at fair value as of the transition, but rather set to equal fair value of the assets held in the related rabbi trust.

(b)	Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.  Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations.  There were no transfers into or out of Level 1 or Level 2 measurements for the six months ended June 30, 2011 or the 12 months ended December 31, 2010.  The Company had no Level 3 financial instruments at any time during the six months ended June 30, 2011 or the 12 months ended December 31, 2010.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $187.0 million and $46.8 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

The following tables provide information about the Company’s market sensitive financial instruments valued at June 30, 2011 and December 31, 2010:

Debt and other obligations	Carrying	Fair Value
at June 30, 2011	Value	at 6/30/11
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,330,000	$1,318,750

Non-vehicle debt - Term Loan	$143,125	$142,052

(1)	Includes the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, the $200 million Series 2010-1 VFN, $180 million of the Series 2010-2 VFN and the $450 million Series 2010-3 VFN. The fair value excludes the impact of the related interest rate swap and caps.

Debt and other obligations	Carrying	Fair Value
at December 31, 2010	Value	at 12/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (2)	$1,200,000	$1,178,875

Vehicle debt and obligations-Canadian dollar denominated	$49,118	$49,118

Non-vehicle debt - Term Loan	$148,125	$146,459

(2)	Includes $500 million relating to the Series 2006-1 notes, the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN. The fair value excludes the impact of the related interest rate swaps and cap.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2011	2010	2011	2010

Net income	$42,505	$42,263	$59,028	$69,555

Interest rate swap and cap adjustment, net of tax	3,075	187	6,697	484
Foreign currency translation adjustment	246	(775)	1,163	(171)

Comprehensive income	$45,826	$41,675	$66,888	$69,868

For the three months ended June 30, 2011 and 2010, the Company recorded a deferred tax liability on cash flow hedges of $2.1 million and $0.1 million, respectively, and for the six months ended June 30, 2011 and 2010, a deferred tax liability of $4.4 million and a deferred tax asset of $0.4 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt.

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

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  During the first quarter of 2011, the Company received a tax refund of $49.8 million based on overpayments of estimated taxes made in 2010, as a result of the enactment of the Small Business and Tax Relief Acts.  The Company determined during the second quarter, based on changes in estimates, that a portion of the refund needed to be repaid and recorded income taxes payable of $6.5 million as a result of a revised estimate of its taxes payable for 2010.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash federal income tax payments in future periods.

For the three and six months ended June 30, 2011, the overall effective tax rate of 40.1% and 41.2%, respectively, and for the three and six months ended June 30, 2010, the overall effective tax rate of 39.7% and 40.6%, respectively, differed from the U.S. statutory federal income tax rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of June 30, 2011, the Company had no material liability for unrecognized tax benefits.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to June 30, 2011.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2007 and later are subject to examination by U.S. federal taxing authorities and the tax years 2006 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of income.  No material amounts were recognized for interest and penalties under ASC Topic 740 during the three and six months ended June 30, 2011 and 2010.

12.	SHARE REPURCHASE PROGRAM

On February 24, 2011, the Company announced that its Board of Directors had authorized a share repurchase program providing for the repurchase of up to $100 million of the Company’s common stock.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. Additionally, share repurchases will be subject to applicable limitations under the Senior Secured Credit Facilities.  No shares have been repurchased under the share repurchase program as of June 30, 2011.  The share repurchase program may be suspended or discontinued at any time.

13.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Commitments and Contingencies Note 15 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following:

Vehicle Insurance Reserves

The Company records reserves for its public liability and property damage exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year.  In June 2011, the Company began semi-annual updates for supplemental liability insurance, as such reserves had been previously updated on an annual basis in December.  As a result of favorable overall claims loss development, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $10.6 million for the three and six months ended June 30, 2011.  No reserve adjustment was recorded for the three and six months ended June 30, 2010, as favorability in claims development was offset with an unfavorable judgment on a vicarious liability claim in 2010.

Other

On April 4, 2011, the Company and HP Enterprise Services, LLC (“HP”) entered into a three and one-half year data processing service agreement (the “Service Agreement”) totaling approximately $72 million.  The Service Agreement includes early termination provisions, which allow the Company to terminate the Service Agreement or portions of the Service Agreement for convenience and without cause by providing HP at least 120 days prior written notice of the Company’s intent to terminate and paying a termination fee to HP on the termination date.

Likewise, the Company may terminate the Service Agreement in the event of a change of control of the Company by providing HP with 60 days prior written notice of its intent to terminate and paying a termination fee to HP.

Contingencies

For a detailed description of certain legal proceedings see Note 15 of the Form 10-K referenced above.  Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the now terminated Hertz transaction or a potential transaction with Avis Budget or Hertz, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its business or consolidated financial position.

14.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 regarding disclosures about transfers into and out of Levels 1 and 2 as required on January 1, 2010 (see Note 9 for required disclosure) and adopted the remaining provisions of ASU 2010-06 regarding separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements as required on January 1, 2011.  The adoption of this latest provision had no impact on the Company’s financial statements as the Company has no Level 3 measurements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends U.S. GAAP to converge U.S. GAAP and International Financial Reporting Standards (“IFRS”) by changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011; early adoption is not permitted.  The Company plans to adopt ASU 2011-04 on January 1, 2012, as required, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends U.S. GAAP to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company plans to adopt ASU 2011-05 on January 1, 2012, as required.

15.	PROPOSED ACQUISITION AND RELATED MATTERS

As previously disclosed, in late February, the Company submitted its certification of substantial compliance with the Federal Trade Commission’s (“FTC”) Second Request relating to a potential acquisition of the Company by Avis Budget.  In July 2011, Hertz filed a Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act relating to the Exchange Offer described below.  The Company is continuing to cooperate with Avis Budget and Hertz with respect to FTC issues.  The Company currently has no agreement with Avis Budget or Hertz, written or verbal, regarding merger terms, including price.

On May 9, 2011, Hertz announced its plans to commence an exchange offer to acquire the Company. On May 24, 2011, HDTMS, Inc., a wholly owned subsidiary of Hertz, commenced an exchange offer to exchange each of the issued and outstanding shares of the Company’s common stock for (i) $57.60 in cash, without interest and less any required withholding taxes, and (ii) 0.8546 shares of common stock, par value $0.01 per share, of Hertz common stock (the “Exchange Offer”). The Exchange Offer had an expiration date of July 8, 2011; however, on July 11, 2011, Hertz extended the Exchange Offer to expire on August 5, 2011, unless further extended.

The Exchange Offer is subject to the satisfaction of a number of conditions, including among others, that a majority of the issued and outstanding shares of the Company’s common stock are tendered into the Exchange Offer, that applicable United States and Canadian antitrust clearances are obtained and that the Company’s board of directors has approved the Exchange Offer for purposes of Section 203 of the Delaware General Corporation Law, as amended.  If Hertz consummates the Exchange Offer, it is expected that shares of the Company’s common stock would be converted into the right to receive the per share consideration paid by Hertz in the Exchange Offer.  On June 6, 2011, the Company’s board of directors recommended that its stockholders not tender their shares of the Company’s common stock pursuant to the Exchange Offer.

On May 18, 2011, the Company adopted a shareholder rights plan (the “Rights Plan”) under which the Company’s shareholders will receive rights to purchase shares of a new series of preferred stock in certain circumstances.  Under the provisions of the Rights Plan, which has a term of one year, the rights will be exercisable if a person or group, without the Company’s approval, acquires 20% or more of the Company’s common stock or announces a tender offer which results in the ownership of 20% or more of the Company’s common stock. The rights also will be exercisable if a person or group that already owns 20% or more of the Company’s common stock, without the Company’s approval, acquires any additional shares. If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire the Company’s common stock at a 50% discount.

16.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2011 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent event noted below.

On July 28, 2011, RCFC issued $500 million of fixed rate asset-backed medium-term notes (the “Series 2011-1 notes”). The Series 2011-1 notes were fully drawn at issuance and are comprised of two classes, senior Class A notes in the amount of $420 million with a 2.51% coupon and subordinate Class B notes in the amount of $80 million with a 4.38% coupon, with an overall blended rate of 2.81%.

Proceeds from this offering will be used to refinance vehicles from one or more of the Series 2010 VFNs, with a corresponding reduction in borrowings under those facilities.  The Series 2011-1 notes will be repaid monthly over a six-month period, beginning in September 2014, with the final payment expected in February 2015.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
			%				%
U.S. and Canada	2011	2010	Change		2011	2010	Change

Vehicle Rental Data:

Average number of vehicles operated	116,738	108,513	7.6%		107,391	101,616	5.7%
Number of rental days	8,217,167	7,976,074	3.0%		15,239,261	14,813,812	2.9%
Vehicle utilization	77.4%	80.8%	(3.4) p.p.		78.4%	80.5%	(2.1) p.p.
Average revenue per day	$46.02	$47.65	(3.4%	)	$46.62	$48.10	(3.1%	)
Monthly average revenue per vehicle	$1,080	$1,168	(7.5%	)	$1,103	$1,169	(5.6%	)
Average depreciable fleet	117,876	109,325	7.8%		108,299	102,524	5.6%
Monthly avg. depreciation (net) per vehicle	$188	$193	(2.6%	)	$217	$199	9.0%

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
	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Income before income taxes - as reported	$70,939	$70,052	$100,357	$117,102

(Increase) decrease in fair value of derivatives	(416)	(7,504)	(3,890)	(14,874)

Long-lived asset impairment	-	239	-	239

Pretax income - non-GAAP	$70,523	$62,787	$96,467	$102,467

Merger-related expenses	1,080	6,804	4,600	8,521

Non-GAAP pretax income, excluding merger-related expenses	$71,603	$69,591	$101,067	$110,988

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income:

Net income - as reported	$42,505	$42,263	$59,028	$69,555

(Increase) decrease in fair value of derivatives, net of tax (a)	(244)	(4,400)	(2,281)	(8,722)

Long-lived asset impairment, net of tax (b)	-	146	-	146

Net income - non-GAAP	$42,261	$38,009	$56,747	$60,979

Merger-related expenses, net of tax (c)	629	3,990	2,679	4,997

Non-GAAP net income, excluding merger-related expenses	$42,890	$41,999	$59,426	$65,976

Reconciliation of reported GAAP diluted earnings
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$1.36	$1.40	$1.89	$2.31

EPS impact of (increase) decrease in fair value of derivatives, net of tax	(0.01)	(0.15)	(0.07)	(0.29)

EPS impact of long-lived asset impairment, net of tax	-	-	-	-

EPS, diluted - non-GAAP (d)	$1.35	$1.26	$1.82	$2.02

EPS impact of merger-related expenses, net of tax	0.02	0.13	0.09	0.17

Non-GAAP diluted EPS, excluding merger-related expenses (d)	$1.37	$1.39	$1.91	$2.19

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($172,000) and ($3,104,000) for the three months ended June 30, 2011 and 2010, respectively, and ($1,609,000) and ($6,152,000) for the six months ended June 30, 2011 and 2010, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amount is $93,000 for the three and six months ended June 30, 2010.

(c)	Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction. The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax applicable to the merger-related expenses, which amounts are $451,000 and $2,814,000 for the three months ended June 30, 2011 and 2010, respectively, and $1,921,000 and $3,524,000 for the six months ended June 30, 2011 and 2010, respectively.

(d)	Since each category of EPS is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$42,505	$42,263	$59,028	$69,555

(Increase) decrease in fair value of derivatives	(416)	(7,504)	(3,890)	(14,874)
Non-vehicle interest expense	2,873	2,410	5,344	4,837
Income tax expense	28,434	27,789	41,329	47,547
Non-vehicle depreciation	4,933	5,513	9,773	10,326
Amortization	1,941	1,869	3,807	3,701
Non-cash stock incentives	928	1,728	2,137	2,412
Long-lived asset impairment	-	239	-	239
Other	(8)	(10)	(12)	(22)

Corporate Adjusted EBITDA	$81,190	$74,297	$117,516	$123,721

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$81,190	$74,297	$117,516	$123,721

Vehicle depreciation, net of gains/losses from disposal	66,501	63,279	140,666	122,295
Non-vehicle interest expense	(2,873)	(2,410)	(5,344)	(4,837)
Change in assets and liabilities and other	(8,995)	(51,680)	34,309	(54,080)
Net cash provided by operating activities (a)	$135,823	$83,486	$287,147	$187,099

Memo:
Net cash used in investing activites	$(138,307)	$(190,561)	$(367,829)	$(132,162)
Net cash provided by / (used in) financing activities (a)	$(59,991)	$24,877	$73,602	$(185,465)

(a) Certain reclassifications have been made to the 2010 financial information to conform to the classifications used in 2011.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Operating Results

During the second quarter of 2011, the Company’s revenues decreased slightly, primarily due to a 3.4% decrease in average revenue per day, partially offset by a 3.0% increase in the number of rental days.  All expense categories on the income statement improved on a year-over-year basis during the second quarter of 2011, except for vehicle depreciation and lease charges, net.  Vehicle depreciation and lease charges, net was primarily impacted by $9.7 million in lower gains on the sale of risk vehicles during the second quarter of 2011, partially offset by lower base depreciation rates.  Additionally, the Company experienced increases in the fair value of derivatives in the second quarter of 2011 and 2010 of $0.4 million and $7.5 million, respectively.

The Company had income before income taxes of $70.9 million for the second quarter of 2011, compared to income before income taxes of $70.1 million for the second quarter of 2010.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$378.2	$380.1	$(1.9)	(0.5%	)
Other	16.9	16.1	0.8	4.9%
Total revenues	$395.1	$396.2	$(1.1)	(0.3%	)

Vehicle rental metrics:
Number of rental days	8,217,167	7,976,074	241,093	3.0%
Average revenue per day	$46.02	$47.65	$(1.63)	(3.4%	)

Vehicle rental revenue for the second quarter of 2011 decreased 0.5%.  The Company experienced a 3.4% decrease in average revenue per day totaling $13.4 million, due to the rate environment during the second quarter of 2011, partially offset by a 3.0% increase in rental days totaling $11.5 million.

Other revenue increased $0.8 million primarily due to an increase in fees and services revenue.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$191.0	$193.4	$(2.4)	(1.2%	)
Vehicle depreciation and lease charges, net	66.5	63.3	3.2	5.1%
Selling, general and administrative (a)	48.8	55.1	(6.3)	(11.4%	)
Interest expense, net of interest income	18.3	21.7	(3.4)	(15.5%	)
Long-lived asset impairment	-	0.2	(0.2)	(100.0%	)
Total expenses	$324.6	$333.7	$(9.1)	(2.7%	)

(Increase) decrease in fair value of derivatives	$(0.4)	$(7.5)	$7.1	(94.5%	)

(a) Includes merger-related expenses of $1.1 million and $6.8 million, respectively.

Direct vehicle and operating expenses for the second quarter of 2011 decreased $2.4 million in spite of an increase in the average fleet operated during the period of 7.6%.  As a percent of revenue, direct vehicle and operating expenses were 48.3% in the second quarter of 2011, compared to 48.8% in the second quarter of 2010.

The decrease in direct vehicle and operating expenses in the second quarter of 2011 primarily resulted from the following:

➢
Vehicle insurance expenses decreased $10.2 million. This decrease resulted primarily from a change in insurance reserves resulting from favorable claims developments in claim history and an unfavorable judgment on a vicarious liability claim in 2010.

➢	Communications and computer expenses decreased $0.3 million due to cost reduction initiatives.

➢
Vehicle-related expenses increased $8.3 million. This increase resulted primarily from a $4.1 million increase in gasoline expense resulting from higher average gas prices, which is generally recovered in revenues from customers, a $1.6 million increase in shuttling expense, a $1.3 million increase in vehicle maintenance expense due to the increase in the rental fleet size, and a $0.5 million increase in general excise and surcharge taxes.  All other vehicle-related expenses increased $0.8 million.

Net vehicle depreciation and lease charges for the second quarter of 2011 increased $3.2 million. As a percent of revenue, net vehicle depreciation and lease charges were 16.8% in the second quarter of 2011, compared to 16.0% in the second quarter of 2010.

The increase in net vehicle depreciation and lease charges in the second quarter of 2011 primarily resulted from the following:

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased $9.7 million from a $27.5 million gain in the second quarter of 2010 to a $17.8 million gain in the second quarter of 2011.  This decrease in gains on vehicle dispositions resulted from approximately 10,500 fewer units sold in the second quarter of 2011, partially offset by a higher average gain per unit as compared to the second quarter of 2010.

➢
Vehicle depreciation expense decreased $6.5 million, primarily resulting from a 14.1% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 7.8% increase in the average depreciable fleet.

Selling, general and administrative expenses for the second quarter of 2011 decreased $6.3 million.  As a percent of revenue, selling, general and administrative expenses were 12.4% in the second quarter of 2011, compared to 13.9% in the second quarter of 2010.

The decrease in selling, general and administrative expenses in the second quarter of 2011 primarily resulted from the following:

➢	Merger-related costs decreased $5.7 million.

➢
Personnel-related expenses decreased $0.7 million, primarily due to the timing of compensation-related accruals which decreased by $0.9 million, partially offset by a $0.3 million increase in group insurance expenses.

➢	Loyalty programs and commission expenses increased $0.3 million primarily due to increased rental day volume.

Net interest expense for the second quarter of 2011 decreased $3.4 million primarily due to lower average vehicle debt and lower average interest rates, partially offset by higher amortization of deferred financing costs.  As a percent of revenue, net interest expense was 4.6% in the second quarter of 2011, compared to 5.4% in the second quarter of 2010.

Income tax expense for the second quarter of 2011 was $28.4 million, compared to $27.8 million for the second quarter of 2010.  The effective income tax rate in the second quarter of 2011 was 40.1% compared to 39.7% in the second quarter of 2010.  The effective income tax rates for the three months ended June 30, 2011 and 2010 were higher than the statutory rates principally due to state and local income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Operating Results

During the first half of 2011, the Company’s revenues decreased slightly, primarily due to a 3.1% decrease in average revenue per day, partially offset by a 2.9% increase in the number of rental days.  All expense categories on the income statement improved on a year-over-year basis during the first half of 2011, except for vehicle depreciation and lease charges, net.  Vehicle depreciation and lease charges, net, was primarily impacted by $27.5 million in lower gains on the sale of risk vehicles during the first half of 2011, partially offset by lower base depreciation rates.  Additionally, the Company experienced increases in the fair value of derivatives in the first half of 2011 and 2010 of $3.9 million and $14.9 million, respectively.  The Company had income before income taxes of $100.4 million for the first half of 2011, compared to income before income taxes of $117.1 million for the first half of 2010.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$710.5	$712.6	$(2.1)	(0.3%	)
Other	33.0	32.0	1.0	3.2%
Total revenues	$743.5	$744.6	$(1.1)	(0.1%	)

Vehicle rental metrics:
Number of rental days	15,239,261	14,813,812	425,449	2.9%
Average revenue per day	$46.62	$48.10	$(1.48)	(3.1%	)

Vehicle rental revenue for the first half of 2011 decreased 0.3%.  The Company experienced a 3.1% decrease in average revenue per day totaling $22.6 million, due to the rate environment during the first half of 2011, partially offset by a 2.9% increase in rental days totaling $20.5 million.

Other revenue increased $1.0 million primarily due to an increase in fees and services revenue.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$369.2	$373.2	$(4.0)	(1.1%	)
Vehicle depreciation and lease charges, net	140.7	122.3	18.4	15.0%
Selling, general and administrative (a)	97.8	103.5	(5.7)	(5.5%	)
Interest expense, net of interest income	39.3	43.1	(3.8)	(8.8%	)
Long-lived asset impairment	-	0.2	(0.2)	(100.0%	)
Total expenses	$647.0	$642.3	$4.7	0.7%

(Increase) decrease in fair value of derivatives	$(3.9)	$(14.9)	$11.0	(73.8%	)

(a)  Includes merger-related expenses of $4.6 million and $8.5 million, respectively.

Direct vehicle and operating expenses for the first half of 2011 decreased $4.0 million in spite of an increase in the average fleet operated during the period of 5.7% in addition to storm-related costs.

As a percent of revenue, direct vehicle and operating expenses were 49.7% in the first half of 2011, compared to 50.1% in the first half of 2010.

The decrease in direct vehicle and operating expenses in the first half of 2011 primarily resulted from the following:

➢
Vehicle insurance expenses decreased $10.3 million. This decrease resulted primarily from a change in insurance reserves resulting from favorable claims developments in claim history and an unfavorable judgment on a vicarious liability claim in 2010.

➢
Personnel-related expenses decreased $1.7 million.  The decrease was primarily due to the timing of the vacation accrual, which decreased by $1.7 million, a $1.0 million decrease in group insurance expense due to favorable claims and lower number of personnel, and a $0.7 million decrease in incentive compensation expense due to the timing of compensation-related accruals, partially offset by a $1.6 million increase in field employee salaries due to merit-based raises.

➢	Communications and computer expenses decreased $1.0 million due to cost reduction initiatives.

➢
Vehicle-related expenses increased $9.6 million.  This increase resulted primarily from a  $4.9 million increase in gasoline expense resulting from higher average gas prices, which is generally recovered in revenues from customers, a $1.4 million increase in shuttling expense, a $1.4 million increase in vehicle maintenance expense due to the increase in the rental fleet size, a $1.4 million increase in general excise and surcharge taxes, partially offset by a $0.7 million decrease in net vehicle damage resulting from lower overall damage and improved damage recovery collections.  All other vehicle-related expenses increased $1.2 million.

Net vehicle depreciation and lease charges for the first half of 2011 increased $18.4 million.  As a percent of revenue, net vehicle depreciation and lease charges were 18.9% in the first half of 2011, compared to 16.4% in the first half of 2010.

The increase in net vehicle depreciation and lease charges in the first half of 2011 primarily resulted from the following:

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased $27.5 million from a $53.2 million gain in the first half of 2010 to a $25.7 million gain in the first half of 2011.  This decrease in gains on vehicle dispositions resulted from approximately 18,000 fewer units sold in the first half of 2011, partially offset by a higher average gain per unit as compared to the first half of 2010.

➢
Vehicle depreciation expense decreased $9.1 million, primarily resulting from a 10.2% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 5.6% increase in the average depreciable fleet.

Selling, general and administrative expenses for the first half of 2011 decreased $5.7 million.  As a percent of revenue, selling, general and administrative expenses were 13.1% in the first half of 2011, compared to 13.9% in the first half of 2010.

The decrease in selling, general and administrative expenses in the first half of 2011 primarily resulted from the following:

➢	Merger-related costs decreased $3.9 million.

➢
Personnel-related expenses decreased $3.3 million, primarily due to the timing of compensation-related and vacation accruals, which decreased by $3.1 million and $1.1 million, respectively, partially offset by a $0.6 million increase in the market value of the deferred compensation plan.

➢	Loyalty programs and commission expenses increased $1.0 million primarily due to increased rental day volume.

➢	IT-related consulting expenses increased $0.5 million.

Net interest expense for the first half of 2011 decreased $3.8 million primarily due to lower average vehicle debt and lower interest rates, partially offset by higher amortization of deferred financing costs.  As a percent of revenue, net interest expense was 5.3% in the first half of 2011, compared to 5.9% in the first half of 2010.

Income tax expense for the first half of 2011 was $41.3 million, compared to $47.5 million for the first half of 2010.  The effective income tax rate for the first half of 2011 was 41.2%, compared to 40.6% in the first half of 2010.  The effective income tax rates for the six months ended June 30, 2011 and 2010 were higher than the statutory rates principally due to state and local income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2011

The Company is providing updated guidance for revenue, Corporate Adjusted EBITDA and fleet cost expectations for the full year of 2011.  The Company’s updated revenue guidance is primarily influenced by the rate per day environment experienced in the first six months of 2011.  If the rate environment continues to remain under pressure during the second half of 2011, the Company would expect that rate environment, combined with single digit rental day growth, to result in full year 2011 revenues in line with 2010.

The Company reported that it has substantially completed its 2012 fleet purchase negotiations and the overall economics were favorable to expectations.  Additionally, the Company noted that the used vehicle market has been very robust throughout the first half of the year, and the Company expects that trend to continue through the back half of the year, subject to normal seasonal adjustments.  Finally, the Company noted that it expects the used vehicle market to be slightly less robust in 2012 than 2011, although better than its previously stated outlook for 2012 and beyond.  Accordingly, the Company is lowering its fleet cost outlook for the full year of 2011, which it now expects to range from $215 - $225 per vehicle per month.

Based on the factors outlined above, the Company is currently targeting Corporate Adjusted EBITDA for the full year of 2011 to be within a range of $270 million to $290 million.  This estimate excludes the impact of merger-related expenses incurred to date and that may be incurred in the second half of 2011.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA for the full year of 2011.

	Full Year
	2011	2010
	(in millions)
Reconciliation of Pretax Income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$224 - $244	$221

(Increase) decrease in fair value of derivatives (2011 amount is YTD June 2011)	(4)	(29)
Non-vehicle interest expense	11	10
Non-vehicle depreciation	19	20
Amortization	8	7
Non-cash stock incentives	4	5
Long-lived asset impairment	-	1
Merger-related expenses (a)	8	23

Corporate Adjusted EBITDA, excluding merger-related expenses	$270-$290	$258

(a) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.
Full year 2011 includes $4.6 million of merger-related expenses through June 30, 2011.

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

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements.  In July 2011, the Company added $500 million of asset-backed medium-term notes, in addition to the $950 million of fleet financing capacity added in 2010 (of which $120 million remains undrawn at June 30, 2011), to provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to a Monoline.  Based on its current cash position, recent amendments to the Senior Secured Credit Facilities, and availability under its secured vehicle financing programs, the Company believes it has adequate resources available to meet its fleet financing needs.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  The letters of credit are provided under the Company’s Revolving Credit Facility.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the new Series 2011-1 notes are approximately 45% and approximately 55% on the Series 2010 VFNs compared to 30% on the Series 2007-1 notes.

Cash generated by operating activities of $287.1 million for the six months ended June 30, 2011 was primarily the result of net income, adjusted for net depreciation and a decrease in the income taxes receivable related to the receipt of a $49.8 million federal income tax overpayment.

Cash used in investing activities was $367.8 million.  The principal expenditure of cash from investing activities during the six months ended June 30, 2011 was for purchases of new revenue-earning vehicles, which totaled $861.6 million, partially offset by the sale of revenue-earning vehicles, which totaled $250.4 million, and a $151.0 million decrease in restricted cash and investments from December 31, 2010.  Cash and cash equivalents - required minimum balance was eliminated in February 2011 as the $100 million requirement under the Company’s financing arrangements was eliminated (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under secured vehicle financing programs, cash provided from operations and from the disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $7.9 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Cash provided by financing activities was $73.6 million due to $638 million in borrowings under the Series 2010-3 VFN and a portion of the Series 2010-2 VFN, partially offset by $500 million of scheduled debt repayments on the Series 2006-1 notes, $56 million in principal payments in conjunction with the termination of the Canadian fleet financing facility, and $5 million of principal payments on the Term Loan.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations.  At June 30, 2011, the Company had $60.2 million in letters of credit, including $54.5 million in letters of credit under the Revolving Credit Facility, and $46.8 million in surety bonds to secure these obligations.  At June 30, 2011, these surety bonds and letters of credit had not been drawn.

The Company does not conduct operations in foreign jurisdictions other than Canada, and accordingly, cash and cash equivalents would not be subject to repatriation taxes or otherwise stranded in foreign jurisdictions.

Contractual Obligations and Commitments

On April 4, 2011, the Company entered into a three and one-half year data processing service agreement with HP totaling approximately $72 million.  The Service Agreement includes early termination provisions, which allow the Company to terminate the Service Agreement or portions of the Service Agreement for convenience and without cause by providing HP at least 120 days prior written notice of the Company’s intent to terminate and paying a termination fee to HP on the termination date.  Likewise, the Company may terminate the Service Agreement in the event of a change of control of the Company by providing HP with 60 days prior written notice of its intent to terminate and paying a termination fee to HP.

Asset-Backed Medium-Term Note and Variable Funding Note Programs

The asset-backed medium-term note program at June 30, 2011 was comprised of $500 million in asset-backed medium-term notes with maturities in 2012.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things, and bear interest at a fixed rate of 5.16% for the Series 2007-1 notes including floating rate notes swapped to fixed rates.  Proceeds from asset-backed medium-term notes, the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $81.3 million at June 30, 2011.

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011. The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period.  The scheduled amortization period for the Series 2007-1 notes, which are insured by FGIC, may be accelerated under certain circumstances, including an event of bankruptcy with respect to FGIC.

In late 2010, FGIC indicated that it had not received sufficient participation in its offer to exchange certain residential mortgage-backed securities and asset-backed securities insured by it, and that, consequently, FGIC had not satisfied the conditions for successfully effectuating its surplus restoration plan as required by the NYID.  Thereafter, holders of securities guaranteed by FGIC announced that they had formed a committee of policyholders to negotiate a proposed restructuring plan, with the goal of reinstating FGIC’s ability to satisfy policyholder claims in 2011.  As of August 8, 2011, a restructuring has not yet been completed, and the NYID has taken no further public action with respect to FGIC.  The NYID may at any time seek an order of rehabilitation or liquidation of FGIC, which could result, immediately or after a period of time, in an event of bankruptcy with respect to FGIC under the terms of the Series 2007-1 notes, depending on the circumstances.

The variable funding note program at June 30, 2011 was comprised of $950 million in U.S. fleet financing capacity which may be drawn and repaid from time to time in whole or in part at any time during their respective revolving periods with maturities ranging from 2012 to 2013.

The Series 2010-1 VFN of $200 million was fully drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-1 VFN will be repaid monthly over a six-month period, beginning in April 2012, with the final payment in September 2012.

The Series 2010-2 VFN of $300 million had $180 million drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-2 VFN will be repaid monthly over a six-month period, beginning in July 2013, with the final payment in December 2013.

The Series 2010-3 VFN of $450 million was fully drawn at June 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a six-month period, beginning in November 2011, with the final payment in April 2012.

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

On July 28, 2011, RCFC issued the Series 2011-1 notes, which are fixed rate, asset-backed medium-term notes, totaling $500 million. The Series 2011-1 notes were fully drawn at issuance and are comprised of two classes, senior Class A notes in the amount of $420 million with a 2.51% coupon and subordinate Class B notes in the amount of $80 million with a 4.38% coupon, with a blended rate of 2.81%.  Proceeds from this offering will be used to refinance vehicles from one or more of the Series 2010 VFNs, with a corresponding reduction in borrowings under those facilities.  The Series 2011-1 notes will be repaid monthly over a six-month period, beginning in September 2014, with the final payment expected in February 2015.

Canadian Fleet Financing

On April 18, 2011, the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program. The Company currently plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations. Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $97.8 million (US $101.5 million) as of June 30, 2011.

Senior Secured Credit Facilities

At June 30, 2011, the Company’s Senior Secured Credit Facilities were comprised of a $231.3 million Revolving Credit Facility and a $143.1 million Term Loan, both of which expire on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants and are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.

The Term Loan bears interest at LIBOR plus 2.5% which was 2.69% at June 30, 2011.  The Company had letters of credit outstanding under the Revolving Credit Facility of $118.7 million for U.S. enhancement and $62.5 million in general purpose enhancements, and remaining available capacity of $50.1 million at June 30, 2011.

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

The Term Loan had $143.1 million outstanding at June 30, 2011.  In both March and June 2011, the Company made $2.5 million principal payments on its Term Loan. The Company noted that given its excess cash position, it expects to utilize cash on hand to repay all borrowings outstanding under the Term Loan prior to year-end.

Covenant Compliance

On July 24, 2011, the Company determined that a portion of a $100 million letter of credit provided as credit enhancement for the benefit of the Series 2010-3 VFN was ineligible to be treated as such, resulting in a shortfall in the required enhancement level on the Series 2010-3 VFN.  Accordingly, the Company was not in compliance with the applicable provisions of the Series 2010-3 VFN as of June 30, 2011.  On July 25, 2011 the Company deposited $50 million of additional cash enhancement into the trust account for the Series 2010-3 VFN, thereby curing the shortfall within the applicable period under the notes.  In addition, the Company has obtained a waiver of this error and its consequences from the holders of the Series 2010-3 VFN.

The Company was in compliance with all covenants under its remaining financing arrangements as of June 30, 2011.

New Accounting Standards

For a discussion on new accounting standards refer to Note 14 to Condensed Consolidated Financial Statements in Item 1 – Financial Statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is changing interest rates, primarily in the United States.  The Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap and cap agreements.  All items described are non-trading and are stated in U.S. dollars.  The fair value of the interest rate swaps and caps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.  Foreign exchange risk is immaterial to the consolidated results and financial condition of the Company.

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at June 30, 2011, a 50 basis point fluctuation in interest rates would have an approximate $5 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be modified by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At June 30, 2011, cash and cash equivalents totaled $456.1 million and restricted cash and investments totaled $126.4 million.

At June 30, 2011, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2010, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2010 for the tabular entries, “Vehicle Debt and Obligations - Floating Rates,” from $1,178.9 million at December 31, 2010 to $1,318.8 million at June 30, 2011, which increase primarily related to borrowings of $180 million under the Series 2010-2 VFN and borrowings of $450 million under the Series 2010-3 VFN, partially offset by payments of $500 million of the Series 2006-1 notes, and for “Vehicle Debt and Obligations – Canadian Dollar Denominated,” that totaled $49.1 million at December 31, 2010 and had no balance outstanding at June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

For a detailed description of certain legal proceedings see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the now terminated Hertz transaction or a potential transaction with Avis Budget or Hertz, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

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

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2011 -
April 30, 2011	-	$-	-	$100,000,000

May 1, 2011 -
May 31, 2011	-	$-	-	$100,000,000

June 1, 2011 -
June 30, 2011	-	$-	-	$100,000,000

Total	-		-

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

ITEM 6.                   EXHIBITS

4.234
Rights Agreement, dated as of May 18, 2011, between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit A and the Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit C (incorporated by reference to Exhibit 1 of  Dollar Thrifty Automotive Group, Inc.’s Registration Statement on Form 8A filed on May 18, 2011 and incorporated by reference to Exhibit 4.234 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated May 18, 2011 (Commission File No. 1-13647))

4.235
Note Purchase Agreement dated July 21, 2011 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.235 to  Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated July 21, 2011 (Commission File No. 1-13647))

4.236
Collateral Assignment of Exchange Agreement, dated as of July 28, 2011, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.236 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated July 28, 2011 (Commission File No. 1-13647))

4.237
Series 2011-1 Supplement to Amended and Restated Base Indenture, dated as of July 28, 2011, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.237 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated July 28, 2011 (Commission File No. 1-13647))

4.238
Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of July 28, 2011, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, and DTG Operations, Inc., as lessee and servicer (incorporated by reference to Exhibit 4.238 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated July 28, 2011 (Commission File No. 1-13647))

4.239
Enhancement Letter of Credit Application and Agreement, dated as of July 28, 2011, among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, as Series 2011-1 letter of credit issuer (incorporated by reference to Exhibit 4.239 to Dollar Thrifty Automotive Group Inc.’s Form 8-K dated July 28, 2011 (Commission File No. 1-13647))

4.240
Amendment No. 2, dated as of July 18, 2011, to Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as master collateral agent

10.244
Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc., as amended by the First Amendment to Vehicle Rental Supply Agreement dated as of February 1, 2009, the Second Amendment to Vehicle Rental Supply Agreement dated July 10, 2009 and the Third Amendment to Vehicle Rental Supply Agreement dated June 16, 2011 (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.245
Amendment 01, effective July 22, 2011, to the Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.41	Letter from Ernst & Young LLP regarding interim financial information
31.75	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.76	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.75	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.76	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 8, 2011	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
August 8, 2011	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

4.240
Amendment No. 2, dated as of July 18, 2011, to Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as master collateral agent

10.244
Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc., as amended by the First Amendment to Vehicle Rental Supply Agreement dated as of February 1, 2009, the Second Amendment to Vehicle Rental Supply Agreement dated July 10, 2009 and the Third Amendment to Vehicle Rental Supply Agreement dated June 16, 2011 (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.245
Amendment 01, effective July 22, 2011, to the Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.41	Letter from Ernst & Young LLP regarding interim financial information
31.75	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.76	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.75	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.76	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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