Form 10-Q
period 2011-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2011-11-02
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock as of October 28, 2011 was 29,023,511.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS	40

ITEM 6.	EXHIBITS	41

SIGNATURES	44

INDEX TO EXHIBITS	45

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2011” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties that could materially affect future results include:

•
the risks to our business and growth prospects as a stand-alone company, in light of our dependence on future growth of the economy as a whole to achieve meaningful revenue growth in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, and capital and other constraints on expanding company-owned stores internationally;

•
the impact of persistent pricing and demand pressures on our results and our low cost structure, particularly in light of the continuing volatility in the global financial and credit markets, and concerns about global economic prospects and the potential for a return of recessionary conditions that could materially adversely affect consumer discretionary spending, including for leisure travel on which we are substantially dependent;

•
the impact of pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, which could materially adversely affect unemployment rates and consumer spending levels;

•
the impact of developments outside the United States, such as the sovereign credit issues in certain countries in the European Union, which could affect the relative volatility of global credit markets generally, and the continuing significant political unrest in certain oil-producing countries, which has contributed to price volatility for petroleum products, and in recent periods higher average gasoline prices, which could affect both broader economic conditions and consumer spending levels;

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

•
the strength of the ongoing recovery in the U.S. automotive industry, particularly in light of our dependence on vehicle supply from U.S. automotive manufacturers, and whether the recovery is sustained;

•
airline travel patterns, including disruptions or reductions in air travel resulting from capacity reductions, pricing actions, severe weather conditions, industry consolidation or other events, particularly given our dependence on leisure travel;

•	access to reservation distribution channels, particularly as the role of the Internet increases in the marketing and sale of travel-related services;
•	the effectiveness of actions we take to manage costs and liquidity;
•	the impact of repurchases of our common stock pursuant to our share repurchase program;
•
our ability to comply with financial covenants, including the new financial covenants included in our amended senior secured credit facilities, and the impact of those covenants on our operating and financial flexibility;

•	our ability to obtain cost-effective financing as needed without unduly restricting our operational flexibility;
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

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011, and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. The condensed consolidated financial statements of the Company as of September 30, 2010, and for the three-month and nine-month periods then ended were reviewed by other accountants whose report dated November 2, 2010 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements at September 30, 2011, and for the three-month and nine-month periods then ended for them to be in conformity with U.S. generally accepted accounting principles.

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
November 2, 2011

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)

	2011	2010	2011	2010
REVENUES:
Vehicle rentals	$435,578	$425,467	$1,146,041	$1,138,029
Other	16,144	18,077	49,157	50,072
Total revenues	451,722	443,544	1,195,198	1,188,101

COSTS AND EXPENSES:
Direct vehicle and operating	214,536	204,207	583,799	577,430
Vehicle depreciation and lease charges, net	63,299	85,732	203,983	208,060
Selling, general and administrative	47,851	59,359	145,641	162,841
Interest expense, net of interest income of	19,627	22,335	58,899	65,392
$306, $472, $1,053 and $965, respectively
Long-lived asset impairment	-	703	-	942
Total costs and expenses	345,313	372,336	992,322	1,014,665

(Increase) decrease in fair value of derivatives	523	(6,464)	(3,367)	(21,338)

INCOME BEFORE INCOME TAXES	105,886	77,672	206,243	194,774

INCOME TAX EXPENSE	39,265	28,507	80,594	76,054

NET INCOME	$66,621	$49,165	$125,649	$118,720

BASIC INCOME PER SHARE	$2.30	$1.72	$4.35	$4.15

DILUTED INCOME PER SHARE	$2.13	$1.62	$4.03	$3.93

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash and cash equivalents	$499,473	$463,153
Cash and cash equivalents-required minimum balance	-	100,000
Restricted cash and investments	201,327	277,407
Receivables, net	99,639	69,456
Prepaid expenses and other assets	73,384	67,482
Revenue-earning vehicles, net	1,604,889	1,341,822
Property and equipment, net	82,578	90,228
Income taxes receivable	11,562	65,803
Software, net	22,336	24,177

Total assets	$2,595,188	$2,499,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$52,650	$45,483
Accrued liabilities	140,611	167,545
Deferred income tax liability	309,430	242,930
Vehicle insurance reserves	108,741	107,720
Debt and other obligations	1,314,951	1,397,243
Total liabilities	1,926,383	1,960,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 50,000,000 shares;
35,498,160 and 35,197,167 issued, respectively, and
29,006,441 and 28,763,452 outstanding, respectively	355	352
Additional capital	946,886	940,844
Accumulated deficit	(36,320)	(161,969)
Accumulated other comprehensive loss	(10,620)	(12,329)
Treasury stock, at cost (6,491,719 and 6,433,715 shares, respectively)	(231,496)	(228,291)
Total stockholders' equity	668,805	538,607

Total liabilities and stockholders' equity	$2,595,188	$2,499,528

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,649	$118,720
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	247,085	271,232
Non-vehicle depreciation	14,559	15,108
Net gains from disposition of revenue-earning vehicles	(43,129)	(63,214)
Amortization	5,703	5,472
Performance share incentive, stock option and restricted stock plans	3,124	3,254
Interest income earned on restricted cash and investments	(226)	(371)
Long-lived asset impairment	-	942
Recovery of losses on receivables	(428)	(743)
Deferred income taxes	59,214	39,089
Change in fair value of derivatives	(3,367)	(21,338)
Change in assets and liabilities:
Income taxes payable/receivable	54,241	(28,813)
Receivables	(1,747)	4,044
Prepaid expenses and other assets	5,720	(309)
Accounts payable	4,242	4,392
Accrued liabilities	(4,469)	9,084
Vehicle insurance reserves	1,021	8,920
Other	(8,708)	424

Net cash provided by operating activities	458,484	365,893

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(983,879)	(1,122,825)
Revenue-earning vehicles - Proceeds from sales	492,008	659,566
Change in cash and cash equivalents - required minimum balance	100,000	-
Net change in restricted cash and investments	76,306	333,309
Property, equipment and software - Purchases	(11,196)	(18,046)
Property, equipment and software - Proceeds from sales	353	461

Net cash used in investing activities	(326,408)	(147,535)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2011	2010

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	1,137,903	299,980
Payments of vehicle debt and other obligations	(1,072,073)	(489,966)
Payments of non-vehicle debt	(148,125)	(7,500)
Change in cash overdraft	126	1,810
Issuance of common shares	2,921	2,964
Net settlement of employee withholding taxes on share-based awards	(3,205)	(327)
Financing issue costs	(13,303)	(6,716)

Net cash used in financing activities	(95,756)	(199,755)

CHANGE IN CASH AND CASH EQUIVALENTS	36,320	18,603

CASH AND CASH EQUIVALENTS:
Beginning of period	463,153	400,404

End of period	$499,473	$419,007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes to taxing authorities	$(32,941)	$65,932
Interest	$50,350	$61,262

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$33,348	$49,988
Purchases of revenue-earning vehicles included in accounts payable	$4,421	$27
Purchases of property, equipement and software included in accounts payable	$310	$43

Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries.  DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc. and Rental Car Finance Corp. (“RCFC”).  Thrifty, Inc. is the parent company of Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  The term the “Company” is used to refer to DTG, individually or collectively with its consolidated subsidiaries, as the context may require.

The accounting policies set forth in Item 8 - Note 1 of notes to the consolidated financial statements contained in DTG’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011, have been followed in preparing the accompanying condensed consolidated financial statements.

The condensed consolidated financial statements and notes thereto for interim periods included herein have not been audited by an independent registered public accounting firm.  The condensed consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the Company’s opinion, it made all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results of operations for the interim periods presented.  Results for interim periods are not necessarily indicative of results for a full year.

2.	CASH AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At September 30, 2011 and December 31, 2010, there was $17.2 million and $17.0 million, respectively, in book overdrafts included in accounts payable.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

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

Long-Term Incentive Plan

At September 30, 2011, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,617,452 shares.  The Company has 363,017 shares available for future LTIP awards at September 30, 2011 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for performance shares, non-qualified option rights and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $1.0 million and $3.1 million during the three and nine months ended September 30, 2011, respectively, and $0.8 million and $3.2 million during the three and nine months ended September 30, 2010, respectively, for such awards.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $0.3 million and $1.2 million for the three and nine months ended September 30, 2011, respectively, and $0.3 million and $1.3 million for the three and nine months ended September 30, 2010, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.  No awards were granted in 2011 and 2010.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at September 30, 2011 and 2010 for the options is $0.3 million and $1.6 million, respectively, and will be recognized through April 2012.

The following table sets forth the non-qualified option rights activity under the LTIP for the nine months ended September 30, 2011:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2011	2,277	$5.73	7.61	$94,545

Granted	-	-
Exercised	(139)	21.06
Canceled	(21)	9.00

Outstanding at September 30, 2011	2,117	$4.69	7.15	$109,265

Fully vested options at:
September 30, 2011	1,173	$5.62	7.02	$59,441
Options expected to vest in the future at:
September 30, 2011	944	$3.54	7.37	$49,824

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0.1 million and $6.3 million, respectively.   The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $2.0 million and $3.5 million, respectively.

Performance Shares – Performance share awards, which may take the form of performance shares or performance units, are granted to Company officers and certain key employees.  No performance shares have been granted in 2011.  In December 2010, a target number of performance units was granted.

These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013.  The grant-date fair value for the awards was based on the closing market price of the Company’s common shares on the date of grant.  The number of performance units ultimately earned will depend upon the level of corporate performance against a pre-established target in 2011.

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

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2011 and any changes during the nine months ended September 30, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	238	$39.07
Granted	-	-
Vested	(73)	27.95
Forfeited	(27)	27.79
Nonvested at September 30, 2011	138	$47.13

At September 30, 2011, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $4.8 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted average period of 1.9 years.  Values of the performance shares earned will be recognized as compensation expense over the requisite service period.  The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2011 and 2010 was $7.6 million and $1.0 million, respectively.  As of September 30, 2011, the intrinsic value of the nonvested performance share awards was $7.8 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares on the date of grant.  In January 2011, non-employee directors were granted 9,330 shares with a grant-date fair value of $48.24 per share that fully vest on December 31, 2011.  At September 30, 2011, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.2 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of September 30, 2011 and changes during the nine months ended September 30, 2011:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	64	$4.55
Granted	9	48.24
Vested	(13)	6.85
Forfeited	-	-
Nonvested at September 30, 2011	60	$10.89

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Depreciation of revenue-earning vehicles and other	$80,667	$95,723	$247,112	$271,274
Net gains from disposal of revenue-earning vehicles	(17,368)	(9,991)	(43,129)	(63,214)

	$63,299	$85,732	$203,983	$208,060

Average gain on risk vehicles:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Number of risk vehicles sold	15,441	15,816	30,787	49,242

Average gain on vehicles sold (per vehicle)	$1,125	$632	$1,401	$1,284

Components of vehicle depreciation per vehicle per month:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Average depreciable fleet (units)	113,719	109,129	110,125	104,749

Average depreciation rate	$236	$292	$249	$288
Average gain on vehicles sold	(50)	(30)	(43)	(67)

Vehicle depreciation and lease charges, net	$186	$262	$206	$221

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

The estimation of residual values requires the Company to make assumptions regarding the expected age and mileage of the vehicle at the time of disposal.  Additionally, residual value estimates must also take into consideration overall used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals.  The difference in residual values assumed and the proceeds realized upon sale of the vehicle is recorded as a gain or loss on the sale of the vehicle, and is recorded as a component of net vehicle depreciation and lease charges in the condensed consolidated statements of income.

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted earnings per share (“EPS”) is shown in the following table (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Net income	$66,621	$49,165	$125,649	$118,720

Basic EPS:
Weighted-average common shares	28,958,718	28,644,859	28,872,747	28,592,794

Basic EPS	$2.30	$1.72	$4.35	$4.15

Diluted EPS:
Weighted-average common shares	28,958,718	28,644,859	28,872,747	28,592,794

Shares contingently issuable:
Stock options	1,964,321	1,227,828	1,984,419	1,224,370
Performance awards and non-vested shares	113,734	174,926	90,581	121,816
Employee compensation shares deferred	46,604	49,061	48,440	49,440
Director compensation shares deferred	221,452	222,802	220,554	221,042

Shares applicable to diluted	31,304,829	30,319,476	31,216,741	30,209,462

Diluted EPS	$2.13	$1.62	$4.03	$3.93

For the three and nine months ended September 30, 2011 and 2010, all options to purchase shares of common stock were included in the computation of diluted earnings per share because no exercise price was greater than the average market price of the common shares.

Although there have been no significant equity grants since 2010, shares included in the diluted earnings per share calculation increased on a year-over-year basis for both the three and nine months ended September 30, 2011. The Company uses the treasury stock method to determine the denominator used in the diluted earnings per share calculation. To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option. However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable. Since the Company does not expect to be a taxpayer for federal income tax purposes in 2011, it does not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation as it did in 2010; thus, resulting in an increase in the dilutive earnings per share denominator of approximately 800,000 shares.  When the Company becomes a taxpayer in the future, the tax benefit will be incorporated into the diluted share calculation and the shares included in the diluted earnings per share calculation will be reduced by the shares repurchased from the assumed proceeds; however, other factors, such as the Company’s stock price, could impact the diluted earnings per share calculation.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Trade accounts receivable and other	$68,667	$68,528
Vehicle manufacturer receivables	28,125	4,543
Car sales receivable	5,723	1,100
	102,515	74,171
Less: Allowance for doubtful accounts	(2,876)	(4,715)
	$99,639	$69,456

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30,	December 31,
	2011	2010

Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2011-1 notes (matures February 2015)	$500,000	$-
Series 2007-1 notes (matures July 2012)	500,000	500,000
Series 2006-1 notes (matured May 2011)	-	500,000
	1,000,000	1,000,000
Discounts on asset-backed medium-term notes	(49)	-
Asset-backed medium-term notes, net of discount	999,951	1,000,000

Series 2010-1 variable funding note (matures September 2012)	-	200,000
Series 2010-3 variable funding note (matures December 2013)	315,000	-
CAD Series 2010-1 Note (Canadian fleet financing)	-	49,118
Total vehicle debt and other obligations	1,314,951	1,249,118

Non-vehicle debt
Term Loan	-	148,125
Total non-vehicle debt	-	148,125

Total debt and other obligations	$1,314,951	$1,397,243

Asset-Backed Medium-Term Notes

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011.

The Series 2011-1 notes were issued on July 28, 2011, comprised of $420 million principal amount of Series 2011-1 Class A Notes at a fixed interest rate of 2.51% and $80 million principal amount of Series 2011-1 Class B Notes at a fixed interest rate of 4.38%.  On a blended basis, the average annual coupon on the combined $500 million principal amount of the notes is approximately 2.81%.  The notes will be repaid monthly over a six-month period, beginning in September 2014, with the final payment in February 2015.

The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period.  The Series 2007-1 notes are insured by Financial Guaranty Insurance Company (“FGIC”).  The scheduled amortization period for the Series 2007-1 notes may be accelerated under certain circumstances, including an event of bankruptcy with respect to the monoline or bond insurer (the “Monoline”).  In the event of acceleration, amortization is required at the earliest of (i) the sale of the vehicle financed under the medium-term note program, (ii) three years from the original invoice date of that vehicle, or (iii) the final maturity date of the medium-term notes.  The Series 2007-1 notes had an interest rate of 5.16% at September 30, 2011.

Variable Funding Notes

The Series 2010-1 Variable Funding Note (“VFN”) of $200 million and the Series 2010-2 VFN of $300 million were both undrawn at September 30, 2011. As a result of the renewal of the Series 2010-3 VFN (see below) and the issuance of the Series 2011-2 notes (see Note 16 for further discussion), these facilities were subsequently terminated in October of 2011.

On September 29, 2011, RCFC renewed the Series 2010-3 VFN, increasing the capacity to $600 million from $450 million, and the revolving period under the facility was extended to two years from the previous 364-day structure.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had $315 million drawn at September 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment in December 2013.  The Series 2010-3 VFN had an interest rate of 1.57% at September 30, 2011.  The 2010-3 VFN requires compliance with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Company’s Senior Secured Credit Facilities.

Senior Secured Credit Facilities

On February 9, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an amendment (the “Amendment”), which reinstated the Company’s ability to borrow under the revolving credit facility (the “Revolving Credit Facility”) at its capacity of $231.3 million.  The Company had letters of credit outstanding under the Revolving Credit Facility of $118.7 million for U.S. enhancement and $54.7 million in general purpose enhancements, with remaining available capacity of $57.9 million at September 30, 2011.  Additionally, the Company is no longer required to maintain a minimum adjusted tangible net worth of $150 million and a minimum of $100 million of cash and cash equivalents.  The Amendment replaced the foregoing covenants with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00.

In addition, the Amendment removed certain limitations relating to the issuance of enhancement letters of credit supporting asset-backed notes issued by RCFC. The Amendment eliminated events of default resulting from amortization events under certain series of RCFC’s outstanding asset-backed notes to the extent resulting from bankruptcy events with respect to the related Monoline.  The Amendment also removed restrictions on allocation of capital spending to allow for certain franchise acquisitions and modified the language to permit dividends and share repurchases.

On September 23, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an additional amendment, which amended the aggregate amount of all dividends, share repurchases and similar restricted payments permitted to be made by the Company to increase to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2011, through the last day of the quarter immediately preceding the restricted payment.  This amendment also requires the Company to have a minimum of $100 million of unrestricted cash and/or availability under the Senior Secured Credit Facilities after giving effect to any such restricted payments, and it cannot borrow under the Revolving Credit Facility in order to fund such payments.

In March and June 2011, the Company made its minimum quarterly principal payments of $2.5 million under the term loan (the “Term Loan”). On August 31, 2011, the Company repaid the outstanding balance of $143.1 million under the Term Loan and terminated the Term Loan portion of its Senior Secured Credit Facilities.

Canadian Fleet Financing

On April 18, 2011, due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program.  The Company currently plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations.  Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $92.1 million (US $87.7 million) as of September 30, 2011.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of September 30, 2011.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company has used interest rate swap agreements, for each related asset-backed medium-term note issuance in 2006 and 2007, to effectively convert variable interest rates to fixed interest rates.  These swaps have termination dates through July 2012.  The Company has also used interest rate cap agreements for its Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $1.1 billion in asset-backed VFNs.  These caps have termination dates through December 2013.

The fair value of derivatives outstanding at September 30, 2011 and December 31, 2010 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2011		2010		2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$-	Prepaid expenses and other assets	$861	Accrued liabilities	$14,424	Accrued liabilities	$31,254

Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$555	Prepaid expenses and other assets	$494	Accrued liabilities	$-	Accrued liabilities	$5,634

Total derivatives		$555		$1,355		$14,424		$36,888

The interest rate swap agreements related to the Series 2006-1 notes and the interest rate cap agreements related to the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN do not qualify for hedge accounting treatment.  The (gain) loss recognized in income on derivatives not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives Not Designated as Hedging Instruments	2011	2010	2011	2010
					Net (increase) decrease in
Interest rate contracts	$523	$(6,464)	$(3,367)	$(21,338)	fair value of derivatives

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) constitutes a cash flow hedge and satisfies the criteria for hedge accounting under the “long-haul” method.

The amount of gain (loss), net of tax and reclassification, recognized on the derivative in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010

Three Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$3,591	$1,211	$(3,572)	$(3,602)	interest income

Nine Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$10,288	$1,695	$(10,654)	$(10,540)	interest income

At September 30, 2011, the Company’s interest rate contract related to the 2007 Swap was effectively hedged, and no ineffectiveness was recorded in income.  Based on projected market interest rates, the Company estimates that approximately $9 million of net deferred loss related to the 2007 Swap will be reclassified into earnings within the next 12 months.  Additionally, $0.4 million, net of tax, was reclassified from AOCI related to the discontinuance of a cash flow hedge during the nine months ended September 30, 2011.

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 9/30/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$555	$-	$555	$-
Derivative Liabilities	(14,424)	-	(14,424)	-
Deferred Compensation Plan Assets (a)	4,772	4,772	-	-

Total	$(9,097)	$4,772	$(13,869)	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$1,355	$-	$1,355	$-
Derivative Liabilities	(36,888)	-	(36,888)	-
Marketable Securities (available for sale)	169	169	-	-
Deferred Compensation Plan Assets (a)(b)	3,916	3,916	-	-

Total	$(31,448)	$4,085	$(35,533)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value, but rather set to equal fair value of the assets held in the related rabbi trust.

(b)	Certain reclassifications have been made to the 2010 financial information to conform to the classification used in 2011.

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period.  Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations.  There were no transfers into or out of Level 1 or Level 2 measurements for the nine months ended September 30, 2011 or the 12 months ended December 31, 2010.  The Company had no Level 3 financial instruments at any time during the nine months ended September 30, 2011 or the 12 months ended December 31, 2010.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $177.3 million and $47.1 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

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

The following tables provide information about the Company’s market sensitive financial instruments valued at September 30, 2011 and December 31, 2010:

Debt and other obligations	Carrying	Fair Value
at September 30, 2011	Value	at 9/30/11
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$815,000	$806,406

Vehicle debt and obligations-fixed rates	$500,000	$496,851

(1)	Includes the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates and $315 million of the Series 2010-3 VFN. The fair value excludes the impact of the related interest rate swap and caps.

Debt and other obligations	Carrying	Fair Value
at December 31, 2010	Value	at 12/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (2)	$1,200,000	$1,178,875

Vehicle debt and obligations-Canadian dollar denominated	$49,118	$49,118

Non-vehicle debt - Term Loan	$148,125	$146,459

(2)	Includes $500 million relating to the Series 2006-1 notes, the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN. The fair value excludes the impact of the related interest rate swaps and cap.

10.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2011	2010	2011	2010

Net income	$66,621	$49,165	$125,649	$118,720

Interest rate swap and cap adjustment, net of tax	3,591	1,211	10,288	1,695
Foreign currency translation adjustment	(9,742)	574	(8,579)	403

Comprehensive income	$60,470	$50,950	$127,358	$120,818

For the three months ended September 30, 2011 and 2010, the Company recorded a deferred tax liability on cash flow hedges of $2.5 million and $0.8 million, respectively, and for the nine months ended September 30, 2011 and 2010, a deferred tax liability of $6.9 million and $0.4 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt.

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

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  During the first and third quarters of 2011, the Company received federal tax refunds of $49.8 million and $0.2 million, respectively, based on overpayments of estimated taxes made in 2010, as a result of the enactment of the Small Business and Tax Relief Acts.  The Company determined during the second quarter, based on changes in estimates, available at that time, that a portion of the refund should be repaid and the Company paid $6.5 million in July 2011. Subsequent revisions in estimates developed during the third quarter resulted in reductions to the tax liability exceeding the July payment and producing an additional refund due of $8.8 million, which is expected to be received in the fourth quarter of 2011.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash federal income tax payments in future periods.

For the three and nine months ended September 30, 2011, the overall effective tax rate of 37.1% and 39.1%, respectively, and for the three and nine months ended September 30, 2010, the overall effective tax rate of 36.7% and 39.0%, respectively, differed from the U.S. statutory federal income tax rate due primarily to state and local taxes and losses relating to DTG Canada for which no benefit was recorded due to full valuation allowance.

As of September 30, 2011, the Company had no material liability for unrecognized tax benefits.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to September 30, 2011.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2008 and later are subject to examination by U.S. federal taxing authorities and the tax years 2006 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of income.  No material amounts were recognized for interest and penalties during the three and nine months ended September 30, 2011 and 2010.

12.	SHARE REPURCHASE PROGRAM

On September 26, 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program previously announced on February 24, 2011 of up to $100 million to up to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. Additionally, share repurchases will be subject to applicable limitations under the Senior Secured Credit Facilities, which as of September 30, 2011, permitted share repurchases totaling approximately $362 million (see Note 7 for further discussion).  The Company plans to complete share repurchases of up to $100 million per quarter over the course of the next four quarters.  No shares have been repurchased under the share repurchase program as of September 30, 2011.  The share repurchase program may be suspended or discontinued at any time.

13.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Commitments and Contingencies Note 15 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of the following:

Vehicle Insurance Reserves

The Company records reserves for its public liability and property damage exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year.  In June 2011, the Company began semi-annual updates for supplemental liability insurance, as such reserves had been previously updated on an annual basis in December.  As a result of favorable overall claims loss development, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $10.6 million for the nine months ended September 30, 2011.  No reserve adjustment was recorded for the  nine months ended September 30, 2010, as favorability in claims development was offset with an unfavorable judgment on a vicarious liability claim in 2010.

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

The following recent development pertaining to a legal proceeding described in the Company’s Form 10-K is furnished on a supplemental basis:

On October 18, 2011, plaintiffs  in the consolidated class action complaint filed in Delaware Chancery Court, Consolidated Case No. 5458-VCS, sought permission to amend their pleadings to assert additional claims that members of the Company’s board of directors (the “Board”) breached their fiduciary duties concerning the following matters: (1) the Board’s response to a merger proposal by Avis Budget in September, 2010; (2) the Board’s use of defensive measures, including the adoption of a poison pill, in response to the Exchange Offer made by Hertz; (3) the Board’s response to the failure of Hertz to submit an improved final offer meeting certain Board criteria by October 10, 2011; and (4) the Board’s alleged failure to make full material disclosures to the Company’s stockholders concerning the Hertz offer, the Company’s stand-alone plan, and the Company’s negotiations with Hertz regarding a business combination.  The court has not ruled on the plaintiffs’ request to amend.  On November 1, 2011, the plaintiffs advised the court that the parties have agreed to stay further activity pending the outcome of the Hertz antitrust review process.

Aside from the above mentioned, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 or a potential acquisition transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company’s consolidated operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its business or consolidated financial position.

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

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends U.S. GAAP to require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented (the FASB subsequently effectively deferred the presentation requirements for reclassification adjustments during its October 2011 board meeting, pending the drafting and approval of a proposed update to supersede the applicable paragraphs of pending content in Topic 220).  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted.  The Company plans to adopt ASU 2011-05 on January 1, 2012, as required.

15.	PROPOSED ACQUISITION AND RELATED MATTERS

As previously disclosed, in late February, the Company submitted its certification of substantial compliance with the Federal Trade Commission’s (“FTC”) Second Request relating to a potential acquisition of the Company by Avis Budget.

On May 9, 2011, Hertz announced its plans to commence an exchange offer to acquire the Company. On May 24, 2011, HDTMS, Inc., a wholly owned subsidiary of Hertz, commenced an exchange offer to exchange each of the issued and outstanding shares of the Company’s common stock for (i) $57.60 in cash, without interest and less any required withholding taxes, and (ii) 0.8546 shares of common stock, par value $0.01 per share, of Hertz common stock (the “Exchange Offer”).  The Exchange Offer had an expiration date of July 8, 2011; however, Hertz extended the Exchange Offer through November 1, 2011.  On October 27, 2011, Hertz announced that it was withdrawing its Exchange Offer for all outstanding shares of the Company, in light of the Company's plan to commence its announced share repurchase program and current market conditions.  However, Hertz noted that they remain interested in acquiring the Company and remain engaged with the FTC to secure antitrust clearance for a proposed transaction.

On August 21, 2011, the Company issued a letter advising Hertz and Avis Budget of the Company's intention to solicit for submission in early October 2011 best and final definitive proposals regarding a potential business combination.  In its letter, the Company stated that any proposal that did not eliminate the antitrust regulatory risk of the transaction for its shareholders would not likely be acceptable. In conjunction with the Company’s request for final proposals regarding a potential business combination on September 14, 2011, Avis Budget announced that it would not participate in a bid to buy the Company, citing current market conditions.

As of October 10, 2011, the Company had not received any proposals meeting this criterion and announced that it has formally concluded its process to solicit definitive proposals regarding a potential business combination.  Consequently, the Company has terminated its solicitation process and will continue to execute its current stand-alone plan.

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

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2011 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent events noted below and in Notes 7 and 15.

On October 26, 2011, RCFC issued $400 million of asset-backed medium-term notes (the “Series 2011-2 notes”), which will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015, at a fixed interest rate of 3.21%. The Series 2011-2 notes require compliance with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Company’s Senior Secured Credit Facilities. In conjunction with the Series 2011-2 notes, the $300 million Series 2010-2 VFN was terminated.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
			Percentage				Percentage
U.S. and Canada	2011	2010	Change		2011	2010	Change

Vehicle Rental Data:

Average number of vehicles operated	112,665	108,042	4.3%		109,168	103,781	5.2%
Number of rental days	8,690,838	8,346,616	4.1%		23,930,099	23,160,428	3.3%
Vehicle utilization	83.9%	84.0%	(0.1) p.p.		80.3%	81.7%	(1.4) p.p.
Average revenue per day	$50.12	$50.97	(1.7%	)	$47.89	$49.14	(2.5%	)
Monthly average revenue per vehicle	$1,289	$1,313	(1.8%	)	$1,166	$1,218	(4.3%	)
Average depreciable fleet	113,719	109,129	4.2%		110,125	104,749	5.1%
Monthly avg. depreciation (net) per vehicle	$186	$262	(29.0%	)	$206	$221	(6.8%	)

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
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Income before income taxes - as reported	$105,886	$77,672	$206,243	$194,774

(Increase) decrease in fair value of derivatives	523	(6,464)	(3,367)	(21,338)

Long-lived asset impairment	-	703	-	942

Pretax income - non-GAAP	$106,409	$71,911	$202,876	$174,378

Merger-related expenses	-	11,937	4,600	20,459

Non-GAAP pretax income, excluding merger-related expenses	$106,409	$83,848	$207,476	$194,837

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income:

Net income - as reported	$66,621	$49,165	$125,649	$118,720

(Increase) decrease in fair value of derivatives, net of tax (a)	307	(3,791)	(1,974)	(12,513)

Long-lived asset impairment, net of tax (b)	-	429	-	575

Net income - non-GAAP	$66,928	$45,803	$123,675	$106,782

Merger-related expenses, net of tax (c)	-	6,956	2,679	11,921

Non-GAAP net income, excluding merger-related expenses	$66,928	$52,759	$126,354	$118,703

Reconciliation of reported GAAP diluted earnings
per share ("EPS") to non-GAAP diluted EPS:

EPS, diluted - as reported	$2.13	$1.62	$4.03	$3.93

EPS impact of (increase) decrease in fair value of derivatives, net of tax	0.01	(0.13)	(0.06)	(0.41)

EPS impact of long-lived asset impairment, net of tax	-	0.01	-	0.02

EPS, diluted - non-GAAP (d)	$2.14	$1.51	$3.96	$3.53

EPS impact of merger-related expenses, net of tax	-	0.23	0.09	0.39

Non-GAAP diluted EPS, excluding merger-related expenses (d)	$2.14	$1.74	$4.05	$3.93

(a)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are $216,000 and ($2,673,000) for the three months ended September 30, 2011 and 2010, respectively, and ($1,393,000) and ($8,825,000) for the nine months ended September 30, 2011 and 2010, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amounts are $274,000 and $367,000 for the three months and nine months ended September 30, 2010, respectively.

(c)		Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction. The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax applicable to the merger-related expenses, which amounts are $4,981,000 for the three months ended September 30, 2010, and $1,921,000 and $8,538,000 for the nine months ended September 30, 2011 and 2010, respectively.

(d)		Since each category of EPS is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$66,621	$49,165	$125,649	$118,720

(Increase) decrease in fair value of derivatives	523	(6,464)	(3,367)	(21,338)
Non-vehicle interest expense	3,709	2,464	9,053	7,301
Income tax expense	39,265	28,507	80,594	76,054
Non-vehicle depreciation	4,786	4,782	14,559	15,108
Amortization	1,896	1,771	5,703	5,472
Non-cash stock incentives	987	842	3,124	3,254
Long-lived asset impairment	-	703	-	942
Other	(231)	-	(243)	(22)

Corporate Adjusted EBITDA	$117,556	$81,770	$235,072	$205,491

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$117,556	$81,770	$235,072	$205,491

Vehicle depreciation, net of gains/losses from disposal	63,290	85,723	203,956	208,018
Non-vehicle interest expense	(3,709)	(2,464)	(9,053)	(7,301)
Change in assets and liabilities and other	(5,800)	13,765	28,509	(40,315)
Net cash provided by operating activities (a)	$171,337	$178,794	$458,484	$365,893

Memo:
Net cash provided by / (used in) investing activites	$41,421	$(15,373)	$(326,408)	$(147,535)
Net cash used in financing activities (a)	$(169,358)	$(14,290)	$(95,756)	$(199,755)

(a) Certain reclassifications have been made to the 2010 financial information to conform to the classifications used in 2011.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Operating Results

During the third quarter of 2011, the Company’s vehicle rental revenues increased, primarily due to a 4.1% increase in the number of rental days, partially offset by a 1.7% decrease in average revenue per day.  Expenses for the third quarter of 2011 declined 7.3% compared to the third quarter of 2010, primarily due to improvements in net vehicle depreciation and lease charges and selling, general and administrative expenses, partially offset by increases in direct vehicle and operating expenses.  Additionally, the change in the fair value of derivatives during the third quarter of 2011 was a decrease of $0.5 million, compared to an increase in the third quarter of 2010 of $6.5 million.

The Company had income before income taxes of $105.9 million for the third quarter of 2011, compared to income before income taxes of $77.7 million for the third quarter of 2010.

Revenues
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$435.6	$425.5	$10.1	2.4%
Other	16.1	18.0	(1.9)	(10.7%	)
Total revenues	$451.7	$443.5	$8.2	1.8%

Vehicle rental metrics:
Number of rental days	8,690,838	8,346,616	344,222	4.1%
Average revenue per day	$50.12	$50.97	$($0.85)	(1.7%	)

Vehicle rental revenue for the third quarter of 2011 increased 2.4%.  The Company experienced a 4.1% increase in rental days totaling $17.4 million, partially offset by a 1.7% decrease in average revenue per day totaling $7.3 million.

Other revenue decreased $1.9 million primarily due to a $1.5 million decrease in the market value of investments in the Company’s deferred compensation and retirement plans and a $0.4 million decrease in leasing revenue.  The decline in market value of investments in the deferred compensation and retirement plans is fully offset in selling, general and administrative expenses.

Expenses
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$214.5	$204.2	$10.3	5.1%
Vehicle depreciation and lease charges, net	63.3	85.7	(22.4)	(26.2%	)
Selling, general and administrative (a)	47.9	59.4	(11.5)	(19.4%	)
Interest expense, net of interest income	19.6	22.3	(2.7)	(12.1%	)
Long-lived asset impairment	-	0.7	(0.7)	(100.0%	)
Total expenses	$345.3	$372.3	$(27.0)	(7.3%	)

(Increase) decrease in fair value of derivatives	$0.5	$(6.5)	$7.0	108.1%

(a) Includes merger-related expenses of $11.9 million for the three months ended September 30, 2010.

Direct vehicle and operating expenses for the third quarter of 2011 increased $10.3 million primarily due to an increase in the average fleet operated during the period of 4.3%.  As a percent of revenue, direct vehicle and operating expenses were 47.5% in the third quarter of 2011, compared to 46.0% in the third quarter of 2010.

The increase in direct vehicle and operating expenses in the third quarter of 2011 primarily resulted from the following:

➢
Vehicle-related expenses increased $10.1 million, which included an increase in gasoline expense of $4.8 million and an increase in toll and ticket expense of $1.5 million.  Increased sales of pre-paid fuel and toll road products are a focus area for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.  Additionally, the Company experienced a $2.7 million increase in vehicle maintenance expense due to an increase in the rental fleet size and increased maintenance expense due to higher mileage vehicles in the fleet compared to 2010, and a $0.5 million increase in shuttling expense.  All other vehicle-related expenses increased $0.6 million.

➢	Discounts and commissions expense increased $0.8 million primarily due to increases in commissions paid to travel agents resulting from increased rental revenue.

➢
Personnel expenses increased $0.4 million, primarily due to a $2.5 million increase in field employee salaries due to merit-based raises and a $0.4 million increase in incentive compensation primarily related to the timing of compensation-related accruals, partially offset by a $1.7 million decrease related to a decrease in the number of employees.  All other personnel expenses decreased $0.8 million.

➢	Vehicle insurance expenses decreased $0.7 million. This decrease resulted primarily from lower accrual rates in 2011 compared to 2010 due to favorable claims experience.

➢	Communications and computer expenses decreased $0.3 million due to cost reduction initiatives.

Net vehicle depreciation and lease charges for the third quarter of 2011 decreased $22.4 million. As a percent of revenue, net vehicle depreciation and lease charges were 14.0% in the third quarter of 2011, compared to 19.3% in the third quarter of 2010.

The decrease in net vehicle depreciation and lease charges in the third quarter of 2011 primarily resulted from the following:

➢
Vehicle depreciation expense decreased $15.0 million, primarily resulting from a 19.2% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 4.2% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, increased $7.4 million from a $10.0 million gain in the third quarter of 2010 to a $17.4 million gain in the third quarter of 2011.  This increase in gains on vehicle dispositions resulted from a higher average gain per unit in the third quarter of 2011 as compared to the third quarter of 2010 due to improved market conditions, partially offset by approximately 400 fewer units sold in the third quarter of 2011.

Selling, general and administrative expenses for the third quarter of 2011 decreased $11.5 million.  As a percent of revenue, selling, general and administrative expenses were 10.6% in the third quarter of 2011, compared to 13.4% in the third quarter of 2010.

The decrease in selling, general and administrative expenses in the third quarter of 2011 primarily resulted from the following:

➢	Merger-related costs decreased $11.9 million.

➢
Personnel-related expenses decreased $0.4 million, primarily due to a $1.5 million decrease in the market value of the deferred compensation and retirement plans and a $0.2 million decrease in group insurance expense, partially offset by the timing of compensation-related accruals which increased by $1.2 million.

➢	Other selling, general and administrative expenses increased $0.8 million primarily due to increases in sales and marketing expenses.

Net interest expense for the third quarter of 2011 decreased $2.7 million primarily due to lower average interest rates, partially offset by higher amortization of deferred financing costs and a write-off of deferred financing fees related to the Term Loan payoff during the third quarter of 2011.  As a percent of revenue, net interest expense was 4.4% in the third quarter of 2011, compared to 5.0% in the third quarter of 2010.

Long-lived asset impairment expense decreased $0.7 million in 2011, due to write-offs of software no longer in use during the third quarter of 2010 with no corresponding write-offs in 2011.

The change in fair value of the Company’s derivative agreements was a decrease of $0.5 million for the third quarter of 2011 compared to an increase of $6.5 million for the third quarter of 2010, resulting in a quarter-over-quarter unfavorable change of $7.0 million.

Income tax expense for the third quarter of 2011 was $39.3 million, compared to $28.5 million for the third quarter of 2010.  The effective income tax rate for the third quarter of 2011 was 37.1% compared to 36.7% for the third quarter of 2010.  The effective income tax rates for the three months ended September 30, 2011 and 2010 were higher than the statutory rates principally due to state and local income taxes.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally cause significant variations in the Company’s quarterly consolidated effective income tax rates.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Operating Results

During the nine months ended September 30, 2011, the Company’s vehicle rental revenues increased, primarily due to a 3.3% increase in the number of rental days, partially offset by a 2.5% decrease in average revenue per day.  Expenses for the nine months ended September 30, 2011 declined 2.2% compared to the nine months ended September 30, 2010, primarily due to improvements in selling, general and administrative expenses, interest expense and net vehicle depreciation and lease charges, partially offset by increases in direct vehicle and operating expenses.  Additionally, the Company experienced increases in the fair value of derivatives in the nine months ended September 30, 2011 and 2010 of $3.4 million and $21.3 million, respectively.  The Company had income before income taxes of $206.2 million for the nine months ended September 30, 2011, compared to income before income taxes of $194.8 million for the nine months ended September 30, 2010.

Revenues
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,146.0	$1,138.0	$8.0	0.7%
Other	49.2	50.1	(0.9)	(1.8%	)
Total revenues	$1,195.2	$1,188.1	$7.1	0.6%

Vehicle rental metrics:
Number of rental days	23,930,099	23,160,428	769,671	3.3%
Average revenue per day	$47.89	$49.14	($1.25)	(2.5%	)

Vehicle rental revenue for the nine months ended September 30, 2011 increased 0.7%.  The Company experienced a 3.3% increase in rental days totaling $37.9 million, partially offset by a 2.5% decrease in average revenue per day totaling $29.9 million.

Other revenue decreased $0.9 million primarily due to a decrease in the market value of investments in the Company’s deferred compensation and retirement plans, which is fully offset in selling, general and administrative expenses.

Expenses
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$583.8	$577.4	$6.4	1.1%
Vehicle depreciation and lease charges, net	204.0	208.1	(4.1)	(2.0%	)
Selling, general and administrative (a)	145.6	162.8	(17.2)	(10.6%	)
Interest expense, net of interest income	58.9	65.4	(6.5)	(9.9%	)
Long-lived asset impairment	-	0.9	(0.9)	(100.0%	)
Total expenses	$992.3	$1,014.6	$(22.3)	(2.2%	)

(Increase) decrease in fair value of derivatives	$(3.4)	$(21.3)	$17.9	84.2%

(a) Includes merger-related expenses of $4.6 million and $20.5 million, respectively.

Direct vehicle and operating expenses for the nine months ended September 30, 2011 increased $6.4 million primarily due to an increase in the average fleet operated during the period of 5.2%.  As a percent of revenue, direct vehicle and operating expenses were 48.8% in the nine months ended September 30, 2011, compared to 48.6% in the nine months ended September 30, 2010.

The increase in direct vehicle and operating expenses in the nine months ended September 30, 2011 primarily resulted from the following:

➢
Vehicle-related expenses increased $19.7 million, which included an increase in gasoline expense of $9.7 million and an increase in toll and ticket expense of $3.0 million.  Increased sales of pre-paid fuel and toll road products are a focus area for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.  Additionally, the Company experienced a $4.1 million increase in vehicle maintenance expense due to the increase in the rental fleet size and increased maintenance expense due to higher mileage vehicles in the fleet compared to 2010, a $1.9 million increase in shuttling expense and a $1.2 million increase in general excise and surcharge taxes.  All other vehicle-related expenses decreased $0.2 million.

➢	Discounts and commissions expense increased $0.8 million primarily due to increases in commissions paid to travel agents resulting from increased rental revenue.

➢
Vehicle insurance expenses decreased $11.0 million, primarily due to a decrease in insurance reserves of $10.6 million for the nine months ended September 30, 2011, resulting from favorable claims developments and the corresponding revisions to future loss estimates.  Changes in insurance reserves for the nine months ended September 30, 2010 were fully offset by an unfavorable judgment on a vicarious liability claim in 2010.

➢
Personnel-related expenses decreased $1.3 million.  The decrease was primarily due to a $2.6 million decrease related to a decrease in the number of employees, the timing of the vacation accrual, which decreased by $1.7 million, a $1.2 million decrease in group insurance expense due to favorable claims and lower number of personnel, and a $0.3 million decrease in incentive compensation expense due to the timing of compensation-related accruals, partially offset by a $4.9 million increase in field employee salaries due to merit-based raises.

➢	Communications and computer expenses decreased $1.3 million due to cost reduction initiatives.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2011 decreased $4.1 million.  As a percent of revenue, net vehicle depreciation and lease charges were 17.1% in the nine months ended September 30, 2011, compared to 17.5% in the nine months ended September 30, 2010.

The decrease in net vehicle depreciation and lease charges in the nine months ended September 30, 2011 primarily resulted from the following:

➢
Vehicle depreciation expense decreased $24.2 million, primarily resulting from a 13.5% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 5.1% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased $20.1 million from a $63.2 million gain in the nine months ended September 30, 2010 to a $43.1 million gain in the nine months ended September 30, 2011.  This decrease in gains on vehicle dispositions resulted from approximately 18,500 fewer units sold in the nine months ended September 30, 2011, partially offset by a higher average gain per unit as compared to the nine months ended September 30, 2010.

Selling, general and administrative expenses for the nine months ended September 30, 2011 decreased $17.2 million.  As a percent of revenue, selling, general and administrative expenses were 12.2% in the nine months ended September 30, 2011, compared to 13.7% in the nine months ended September 30, 2010.

The decrease in selling, general and administrative expenses in the nine months ended September 30, 2011 primarily resulted from the following:

➢	Merger-related costs decreased $15.9 million.

➢
Personnel-related expenses decreased $3.7 million, primarily due to the timing of compensation-related and vacation accruals, which decreased by $1.9 million and $1.2 million, respectively, and a $0.9 million decrease in the market value of the deferred compensation and retirement plans.

➢	Loyalty programs and commission expenses increased $1.1 million primarily due to increased rental day volume.

➢	Other selling, general and administrative expenses increased $1.3 million primarily due to increases in sales and marketing expenses.

Net interest expense for the nine months ended September 30, 2011 decreased $6.5 million primarily due to lower average vehicle debt and lower interest rates, partially offset by higher amortization of deferred financing costs and a write-off of deferred financing fees related to the Term Loan payoff during the third quarter of 2011.  As a percent of revenue, net interest expense was 4.9% in the nine months ended September 30, 2011, compared to 5.5% in the nine months ended September 30, 2010.

Long-lived asset impairment expense decreased $0.9 million in 2011, due to write-offs of software no longer in use during the nine months ended September 30, 2010 with no corresponding write-offs in 2011.

The change in fair value of the Company’s derivative agreements was an increase of $3.4 million for the nine months ended September 30, 2011 compared to an increase of $21.3 million for the nine months ended September 30, 2010, resulting in a period-over-period unfavorable change of $17.9 million.

Income tax expense for the nine months ended September 30, 2011 was $80.6 million, compared to $76.1 million for the nine months ended September 30, 2010.  The effective income tax rate for the nine months ended September 30, 2011 was 39.1%, compared to 39.0% for the nine months ended September 30, 2010.  The effective income tax rates for the nine months ended September 30, 2011 and 2010 were higher than the statutory rates principally due to state and local income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2011

The Company noted that it expects 1 to 2 percent rental revenue growth in the fourth quarter with growth in rental days offsetting a slight decline in revenue per day.  The Company further noted that its full year 2011 fleet cost outlook of $215 - $225 per vehicle per month remains unchanged.

Based on the factors outlined above, the Company is currently targeting Corporate Adjusted EBITDA for the full year of 2011 to be within a range of $270 million to $290 million.  This estimate excludes the impact of merger-related expenses incurred to date and that may be incurred during the remainder of 2011.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA for the full year of 2011.

	Full Year
	2011	2010
	(in millions)
Reconciliation of Pretax Income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income (net income plus income tax expense)	$226 - $246	$221

(Increase) decrease in fair value of derivatives (2011 amount is YTD September 2011)	(3)	(29)
Non-vehicle interest expense	11	10
Non-vehicle depreciation	19	20
Amortization	8	7
Non-cash stock incentives	4	5
Long-lived asset impairment	-	1
Merger-related expenses (a)	5	23

Corporate Adjusted EBITDA, excluding merger-related expenses	$270-$290	$258

(a) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.
Full year 2011 includes $4.6 million of merger-related expenses through September 30, 2011.

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

The Company believes that its cash generated from operations, cash balances and secured vehicle financing programs are adequate to meet its liquidity requirements for the near future.  The Company added $500 million of asset-backed medium-term notes in July 2011 through the issuance of its Series 2011-1 notes, and $150 million of additional fleet funding capacity in September 2011 by increasing and extending the Series 2010-3 VFN.  In October 2011, the Company further modified its fleet debt capacity by terminating the $200 million Series 2010-1 VFN and the $300 million Series 2010-2 VFN, and issuing the $400 million Series 2011-2 notes.  These financings together provide a funding source for future debt maturities, including any future rapid amortization event that would occur as a result of an event of bankruptcy with respect to the Monoline under the Series 2007-1 notes.  Based on its current cash position, availability under the Senior Secured Credit Facilities, and availability under its secured vehicle financing programs, the Company believes it has adequate resources available to meet its fleet financing needs.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  The letters of credit are provided under the Company’s Revolving Credit Facility.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the Series 2011-1 notes, the Series 2011-2 notes and the Series 2010-3 VFN are approximately 45% compared to 30% on the Series 2007-1 notes.

Cash generated by operating activities of $458.5 million for the nine months ended September 30, 2011 was primarily the result of net income, adjusted for net depreciation and a decrease in the income taxes receivable related to the receipt of a $49.8 million federal income tax overpayment.

Cash used in investing activities was $326.4 million.  The principal expenditure of cash from investing activities during the nine months ended September 30, 2011 was for purchases of new revenue-earning vehicles, which totaled $983.9 million, partially offset by the sale of revenue-earning vehicles, which totaled $492.0 million, and a $76.1 million decrease in restricted cash and investments from December 31, 2010.  Cash and cash equivalents - required minimum balance was eliminated in February 2011 as the $100 million requirement under the Company’s financing arrangements was eliminated (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under secured vehicle financing programs, cash provided from operations and from the disposal of used vehicles.  The Company also used cash for non-vehicle capital expenditures of $11.2 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Cash used in financing activities was $95.8 million primarily due to $1.1 billion in borrowings under the Series 2011-1 notes, the Series 2010-3 VFN and the Series 2010-2 VFN, partially offset by $500 million of scheduled debt repayments on the Series 2006-1 notes, $515 million of reductions to the amounts drawn under the Series 2010 VFNs, $56 million in principal payments in conjunction with the termination of the Canadian fleet financing facility and $148 million of principal payments on the Term Loan.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations.  At September 30, 2011, the Company had $58.6 million in letters of credit, including $54.7 million in letters of credit under the Revolving Credit Facility, and $47.1 million in surety bonds to secure these obligations.  At September 30, 2011, these surety bonds and letters of credit had not been drawn.

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

See debt discussion below for an update to the “Total Debt and Other Obligations” section of the table provided in Part II, Item 7 – Contractual Obligations and Commitments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Asset-Backed Medium-Term Notes

The asset-backed medium-term note program at September 30, 2011 was comprised of $1.0 billion in asset-backed medium-term notes with maturities in 2012 and 2015.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things. The Series 2007-1 notes bear interest at a fixed rate of 5.16% including floating rate notes swapped to fixed rates.  The Series 2011-1 notes, with a fixed blended interest rate of 2.81%, are comprised of $420 million principal amount Class A notes at a fixed interest rate of 2.51% and $80 million principal amount of Class B notes at a fixed interest rate of 4.38%.  Proceeds from asset-backed medium-term notes, and the Series 2010 VFNs that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $195.3 million at September 30, 2011.

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011. The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period.  The scheduled amortization period for the Series 2007-1 notes, which are insured by FGIC, may be accelerated under certain circumstances, including an event of bankruptcy with respect to FGIC.  The Series 2011-1 notes are expected to begin scheduled amortization in September 2014, and will amortize over a six-month period.

On October 26, 2011, RCFC issued $400 million of the Series 2011-2 notes, which will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015, at a fixed interest rate of 3.21%.   The Series 2011-2 notes require compliance with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Company’s Senior Secured Credit Facilities. The Series 2011-2 notes replace the Series 2010-2 VFN, which was terminated in conjunction with the issuance (see below for further discussion).

Variable Funding Notes

The variable funding notes at September 30, 2011 were comprised of $1.1 billion in U.S. fleet financing capacity which may be drawn and repaid from time to time in whole or in part at any time during their respective revolving periods with maturities ranging from 2012 to 2013.

The Series 2010-1 VFN of $200 million and the Series 2010-2 VFN of $300 million were undrawn at September 30, 2011.  As a result of the renewal of the Series 2010-3 VFN and the issuance of the Series 2011-2 notes, the Series 2010-1 and Series 2010-2 VFNs were terminated in October 2011.

On September 29, 2011, RCFC renewed the Series 2010-3 VFN, increasing the capacity to $600 million from $450 million, and the revolving period under the facility was extended to two years from the previous 364-day structure.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had $315 million drawn at September 30, 2011.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment in December 2013. The Series 2010-3 VFN requires a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Amendment.

Canadian Fleet Financing

On April 18, 2011, the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program. The Company currently plans to fund any future Canadian fleet needs with cash on hand and cash generated from operations. Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $92.1 million (US $87.7 million) as of September 30, 2011.

Senior Secured Credit Facilities

On August 31, 2011, the Company repaid the outstanding balance of $143.1 million under the Term Loan and terminated the Term Loan portion of its Senior Secured Credit Facilities.  Accordingly, at September 30, 2011, the Company’s Senior Secured Credit Facilities was comprised of only the $231.3 million Revolving Credit Facility which expires on June 15, 2013.  The Senior Secured Credit Facilities contain certain financial and other covenants and are collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  The Company had letters of credit outstanding under the Revolving Credit Facility of $118.7 million for U.S. enhancement and $54.7 million in general purpose enhancements and remaining available capacity of $57.9 million at September 30, 2011.

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

On September 23, 2011, the Company and the requisite percentage of the lenders under the Company’s Senior Secured Credit Facilities entered into an amendment, which amended the aggregate amount of all dividends, share repurchases and similar restricted payments permitted to be made by the Company to increase to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2011, through the last day of the quarter immediately preceding the restricted payment.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of September 30, 2011.

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

Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed rates) at September 30, 2011, a 50 basis point fluctuation in interest rates would have an approximate $2 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be offset by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At September 30, 2011, cash and cash equivalents totaled $499.5 million and restricted cash and investments totaled $201.3 million.

At September 30, 2011, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2010, which is included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the net change of the derivative financial instruments noted in Notes 8 and 9 to the condensed consolidated financial statements, and except for the change in fair value since December 31, 2010 for the tabular entries, “Vehicle Debt and Obligations – Floating Rates,” from $1,178.9 million at December 31, 2010 to $806.4 million at September 30, 2011, which decrease primarily related to payments of $500 million of the Series 2006-1 notes and payments of $200 million of the Series 2010-1 VFN, partially offset by borrowings of $315 million under the Series 2010-3 VFN; “Vehicle Debt and Obligations – Fixed Rates” which increased related to borrowings of $500 million under the Series 2011-1 notes; and the elimination of the “Vehicle Debt and Obligations – Canadian Dollar Denominated” and “Non-Vehicle Debt” line items due to payoff and termination of these debt facilities in 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

For a detailed description of certain legal proceedings, see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The following recent development pertaining to a legal proceeding described in the Company’s Form 10-K is furnished on a supplemental basis:

On October 18, 2011, plaintiffs in the consolidated class action complaint filed in Delaware Chancery Court, Consolidated Case No. 5458-VCS, sought permission to amend their pleadings to assert additional claims that members of the Board breached their fiduciary duties concerning the following matters: (1) the Board’s response to a merger proposal by Avis Budget in September, 2010; (2) the Board’s use of defensive measures, including the adoption of a poison pill, in response to the Exchange Offer made by Hertz; (3) the Board’s response to the failure of Hertz to submit an improved final offer meeting certain Board criteria by October 10, 2011; and (4) the Board’s alleged failure to make full material disclosures to the Company’s stockholders concerning the Hertz offer, the Company’s stand-alone plan, and the Company’s negotiations with Hertz regarding a business combination.  The court has not ruled on the plaintiffs’ request to amend.  On November 1, 2011, the plaintiffs advised the court that the parties have agreed to stay further activity pending the outcome of the Hertz antitrust review process.

Aside from the above mentioned, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 or a potential acquisition transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Although the final resolution of any such matters could have a material effect on the Company's consolidated operating results for a particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its consolidated financial position.

ITEM 1A.                   RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, with the exception of removing the risk factors noted as  “Risk Factors Relating to a Potential Business Combination Transaction” due to Avis Budget’s announcement that it would not participate in a bid to buy the Company and Hertz’s announcement that it was withdrawing its Exchange Offer.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2011 -
July 31, 2011	-	$-	-	$100,000,000

August 1, 2011 -
August 31, 2011	-	$-	-	$100,000,000

September 1, 2011 -
September 30, 2011	-	$-	-	$400,000,000

Total	-		-

On September 26, 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program previously announced on February 24, 2011 of up to $100 million to up to $400 million of the Company’s common stock.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. Additionally, share repurchases will be subject to applicable limitations under the Senior Secured Credit Facilities, which as of September 30, 2011, permitted share repurchases totaling approximately $362 million (see Note 7 to Condensed Consolidated Financial Statements in Item 1 - Financial Statements for further discussion).  The share repurchase program may be suspended or discontinued at any time.  The Company expects to complete share repurchases of up to $100 million per quarter over the course of the next four quarters, and anticipates that purchases will be executed through forward stock repurchase agreements each quarter.  No shares have been repurchased under the share repurchase program as of September 30, 2011.

ITEM 6.                                EXHIBITS

4.241
Amended and Restated Note Purchase Agreement, dated as of September 29, 2011, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, the conduit purchasers and/or committed purchasers identified as such on Schedule III thereto and such other conduit purchasers and/or committed purchasers from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent and the managing agents identified as such on Schedule III thereto and such other managing agents from time to time party thereto (incorporated by reference to Exhibit 4.241 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated September 29, 2011 (Commission File No. 1-13647))

4.242
Amended and Restated Series 2010-3 Supplement dated as of September 29, 2011 to the Amended and Restated Base Indenture dated as of February 14, 2007, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.242 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated September 29, 2011 (Commission File No. 1-13647))

4.243
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of September 29, 2011, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those permitted lessees becoming lessees and servicers thereunder (incorporated by reference to Exhibit 4.243 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated September 29, 2011 (Commission File No. 1-13647))

4.244
Master Termination Agreement, dated as of October 11, 2011, among Rental Car Finance Corp., as issuer, lessor, financing source and beneficiary, Dollar Thrifty Automotive Group, Inc., as master servicer and guarantor, DTG Operations, Inc., as lessee, servicer and lessee grantor, Deutsche Bank Trust Company Americas, as trustee, financing source, beneficiary and master collateral agent, Saratoga Funding Corp., LLC, as conduit purchaser, and Deutsche Bank AG, New York Branch, as committed purchaser, managing agent and administrative agent (incorporated by reference to Exhibit 4.244 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated October 11, 2011 (Commission File No. 1-13647))

4.245
Note Purchase Agreement, dated as of October 26, 2011 among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Wells Fargo Bank, N.A., as initial note purchaser and the note purchasers from time to time party thereto (incorporated by reference to Exhibit 4.245 to  Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated October 26, 2011 (Commission File No. 1-13647))

4.246
Series 2011-2 Supplement to Amended and Restated Base Indenture, dated as of October 26, 2011, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.246 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated October 26, 2011 (Commission File No. 1-13647))

4.247
Enhancement Letter of Credit Application and Agreement, dated as of October 26, 2011, among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, as Series 2011-2 letter of credit issuer (incorporated by reference to Exhibit 4.247 to Dollar Thrifty Automotive Group Inc.’s Form 8-K dated October 26, 2011 (Commission File No. 1-13647))

4.248
Master Termination Agreement, dated as of October 26, 2011, among Rental Car Finance Corp., as issuer, lessor, financing source and beneficiary, Dollar Thrifty Automotive Group, Inc., as master servicer and guarantor, DTG Operations, Inc., as lessee, servicer and lessee grantor, Deutsche Bank Trust Company Americas, as trustee, financing source, beneficiary and master collateral agent, and Wells Fargo Bank, N.A., as note purchaser (incorporated by reference to Exhibit 4.248 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated October 26, 2011 (Commission File No. 1-13647))

10.246
Tenth Amendment to Credit Agreement, dated as of September 23, 2011, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto (incorporated by reference to Exhibit 10.246 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated September 23, 2011 (Commission File No. 1-13647))

10.247
Fourth Amendment dated August 1, 2011 to Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.248
Vehicle Purchase Agreement dated August 18, 2011 (effective October 12, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.42	Letter from Ernst & Young LLP regarding interim financial information
31.77	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.78	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.77	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.78	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 2, 2011	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
November 2, 2011	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

10.247
Fourth Amendment dated August 1, 2011 to Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.248
Vehicle Purchase Agreement dated August 18, 2011 (effective October 12, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.42	Letter from Ernst & Young LLP regarding interim financial information
31.77	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.78	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.77	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.78	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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