Form 10-K
period 2011-12-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2012-02-28
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X        No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   X        No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer	Non-accelerated filer ____	Smaller reporting company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes___      No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the stock on the New York Stock Exchange on such date was $1,705,111,773.

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2012 was 28,141,936.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 7, 2012 are incorporated by reference in Part III.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-K

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - 2012 Outlook” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties relating to our business that could materially affect our future results include:

•
constraints on our growth and profitability given the challenges we face in increasing our market share in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, capital and other constraints on expanding company-owned stores internationally and the challenges we would face in further reducing our expenses;

•
the impact of the continuing volatility in the global financial and credit markets, particularly in certain countries in the European Union, and concerns about global economic prospects that could materially adversely affect consumer discretionary spending, including for international inbound travel to the United States and for leisure travel more generally, on which we are substantially dependent;

•
the impact of pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, which could materially adversely affect unemployment rates and consumer spending levels;

•
the continuing significant political unrest and other concerns involving certain oil-producing countries, which has contributed to price volatility for petroleum products, and in recent periods higher average gasoline prices, which could affect both broader economic conditions and consumer spending levels;

•	the impact of pricing and other actions by competitors;
•
our ability to manage our fleet mix to match demand and meet our target for vehicle depreciation costs, particularly in light of the significant level of risk vehicles (i.e., those vehicles not acquired through a guaranteed residual value program) in our fleet and our exposure to wholesale used vehicle prices;

•
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost, including the impact on vehicle depreciation costs in 2012 based on pricing volatility in the used vehicle market;

•	our ability to reduce our fleet capacity as and when projected by our plans;
•	the continuing strength of the U.S. automotive industry on which we depend for vehicle supply;
•
airline travel patterns, including disruptions or reductions in air travel resulting from capacity reductions, pricing actions, severe weather conditions, industry consolidation or other events, particularly given our dependence on leisure travel;

•	access to reservation distribution channels, particularly as the role of the Internet and mobile applications increases in the marketing and sale of travel-related services;
•	the effectiveness of actions we take to maintain a low cost structure and to manage liquidity;
•	the impact of repurchases of our common stock pursuant to our share repurchase program;
•	our ability to obtain cost-effective financing as needed without unduly restricting our operational flexibility;
•	our ability to comply with financial covenants, and the impact of those covenants on our operating and financial flexibility;
•
whether our preliminary expectations about our federal income tax position, after giving effect to the impact of the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010, are affected by changes in our expected fleet size or operations or further legislative initiatives relating to taxes in the United States or elsewhere;

•
our ability to continue to defer the reversal of prior period tax deferrals and the availability of accelerated depreciation payments in future periods, the lack of either of which could result in material cash federal income tax payments in future periods;

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

Company Overview

General

Dollar Thrifty Automotive Group, Inc., a Delaware corporation (“DTG”), owns DTG Operations, Inc. (“DTG Operations”), Dollar Rent A Car, Inc. and Thrifty, Inc. Thrifty, Inc. owns Thrifty Rent-A-Car System, Inc. and Thrifty Car Sales, Inc. (“Thrifty Car Sales”).  Thrifty Rent-A-Car System, Inc. owns Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  DTG operates under a corporate structure that combines the management of operations and administrative functions for both the Dollar and Thrifty brands.  DTG Operations operates company-owned stores under the Dollar brand and the Thrifty brand, operates reservation centers for both brands and conducts sales and marketing activities for both brands.  Thrifty Rent-A-Car System, Inc. and Dollar Rent A Car, Inc. conduct franchising activities for their respective brands.  Thrifty Car Sales operates a franchised retail used car sales network.  The Company also has a special purpose financing entity, Rental Car Finance Corp. (“RCFC”), which has been consolidated in the financial statements of the Company.  Dollar Rent A Car, Inc., the Dollar brand and DTG Operations operating under the Dollar brand are individually and collectively referred to hereafter as “Dollar”.  Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, the Thrifty brand and DTG Operations operating under the Thrifty brand are individually and collectively referred to hereafter as “Thrifty”.  DTG, Dollar and Thrifty and each of their subsidiaries are individually or collectively referred to herein as the “Company”, as the context may require.

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

Operating Structure

Dollar and Thrifty and their respective independent franchisees operate the Dollar and Thrifty vehicle rental systems. The Dollar and Thrifty brands represent a value-priced rental vehicle generally appealing to leisure customers, including foreign tourists, and to small businesses, government business and independent business travelers. As of December 31, 2011, Dollar and Thrifty had 586 locations in the U.S. and Canada, of which 280 were company-owned stores and 306 were locations operated by franchisees.

In the U.S., Dollar's main focus is operating company-owned stores located in major airports, and it derives substantial revenues from leisure and tour package rentals. Thrifty focuses on serving both the airport and local markets operating through a network of company-owned stores and franchisees.  Dollar and Thrifty currently derive the majority of their U.S. revenues from providing rental vehicles and services directly to rental customers. Consequently, Dollar and Thrifty incur the costs of operating company-owned stores, and their revenues are directly affected by changes in rental demand and pricing.  Dollar and Thrifty also have franchisees in countries outside the U.S. and Canada and derive revenues from franchise fees and by providing services such as reservation and rate management services.

Company Strategy

The Company believes that the U.S. travel markets should continue to improve in 2012.  The Company’s business strategy is designed to capitalize on these improving conditions and achieve sustained, profitable growth based on the following key initiatives:

•
Focus on Profitability of Core Operations.  The Company’s focus is on maximizing profitability of its core operations and return on assets.  Key to this effort has been a focus on the optimal balance between transaction volume and pricing, including particularly enhancing rate per day, even where achieving this objective has resulted in reduced rental days.  The Company’s primary focus is the top 75 airport markets in the U.S. and in key leisure destinations.  The Company continues to focus on maximizing profitability of its company-owned stores and continually monitors its stores in light of return on asset and profitability targets.  The Company expects to increase revenues and profitability through expansion of its commercial and tour business, particularly with small and mid-sized corporate customers, and continued improvements in the convenience, value and service it offers to customers.

•
Enhanced Fleet Diversification and Fleet Management.  The Company operates a diversified fleet, focused on maintaining inventory in line with travel demand, and product mix in line with customer demand.  The Company’s expected fleet composition for the 2012 model year is comprised of vehicles from Chrysler (35%), Ford Motor Company (“Ford”) (26%), General Motors Company (“General Motors”) (14%) and other manufacturers (25%).  A diversified fleet enables the Company to offer customers a wider range of vehicle options.  The Company has also reduced its credit exposure to the major vehicle manufacturers by shifting its fleet mix to a greater proportion of vehicles purchased outside of manufacturer residual value programs, which has also reduced funding requirements and vehicle depreciation rates.  The Company will also continue to explore alternative ways of disposing of its rental fleet to maximize proceeds, particularly through enhanced Internet sales opportunities and expanding retail sales.

•
Expand Brand Representation in Select Markets Through Franchising.  The Company has a growing franchisee network, which provides it with brand representation in international markets, smaller U.S. airport locations and local markets that are not part of the Company’s core strategic focus.  In those markets, franchised operations can provide the Company with recurring and stable sources of profit.  In optimizing its ownership mix, the Company may continue to acquire franchisees on a limited and opportunistic basis for purposes of brand consolidation or to improve its representation in larger markets that may be under-served.  In international markets outside of North America, the Company exclusively utilizes its franchise network to promote its operations, and will continue to pursue international franchise expansion as a growth opportunity.  During 2011, the Company granted 18 and 4 new franchises to domestic and international franchisees, respectively.

•
Continued Focus on Cost Controls.  The Company has undertaken significant cost control and productivity initiatives in recent years and considers its low cost structure to be a competitive strength.  In addition to key areas such as personnel productivity initiatives utilized to optimize staffing levels, planned initiatives include further reliance on outsourcing arrangements and elimination of redundant systems, further expansion of consolidated purchasing programs and expanded use of best practices throughout the Company.

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

Vehicle rental companies typically incur substantial debt to finance their fleets which makes them dependent on access to the fleet financing and capital markets to fund operations, and also has a direct impact on profitability due to the interest costs associated with the debt and fluctuations in interest rates.  Although the fleet financing market has improved significantly since 2009, new issuances in these markets, including those undertaken by the Company, have required higher collateral enhancement rates than the industry has faced historically.  This increase in collateral enhancements will have a direct impact on the capital required to support operations in future periods.

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

The U.S. rental car industry has nine top brands which are owned by four companies. Three of the companies are publicly held: Dollar and Thrifty operated by the Company; Avis and Budget operated by Avis Budget Group, Inc. (“Avis Budget”) and Hertz and Advantage operated by Hertz Global Holdings, Inc. (“Hertz”). The remaining three brands of Alamo, National and Enterprise are operating subsidiaries of Enterprise Rent-A-Car Company, which is privately held.  The Company also faces competition from local and regional car rental companies in the United States, some of which have the ability to impact pricing in numerous large airports in the United States.  There is intense competition in the U.S. car rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations.

Seasonality

The Company’s business is subject to seasonal variations in customer demand, with the summer vacation period representing the peak season for vehicle rentals.  This general seasonal variation in demand, along with more localized changes in demand, causes the Company to vary its fleet size over the course of the year. To accommodate increased demand in the summer vacation period, the Company increases its available fleet and staff and as demand declines, the fleet and staff are decreased accordingly.  Certain operating expenses, such as minimum concession fees, rent, insurance and administrative overhead represent fixed costs and cannot be adjusted for seasonal increases or decreases in demand. In 2011, the Company’s average monthly fleet size ranged from a low of approximately 94,000 vehicles in the first quarter to a high of approximately 118,000 vehicles in the second quarter.

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

The Company is focused on maximizing profitability of its company-owned stores and continually monitors any stores that do not meet minimum return on asset and profitability targets for potential improvements or possible closure.

The Company also offers franchise opportunities in smaller markets in the U.S. and Canada and in all other international markets so that franchisees can operate under the Dollar or Thrifty trademarks or dual franchise and operate both brands in one market.  Additionally, the Company may re-franchise company-owned stores outside its strategic markets.

Summary Operating Data of the Company
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Revenues:
Revenue from U.S. and
Canada company-owned
stores	$1,501,238	$1,491,210	$1,491,599
Revenue from franchisees
and other (a)	47,690	45,950	54,650
Total revenues	$1,548,928	$1,537,160	$1,546,249

(a) Includes fleet leasing revenues of $5.1 million, $7.0 million and $16.4 million in 2011, 2010 and 2009, respectively.

	As of December 31,
	2011	2010	2009
Rental locations:
U.S. and Canada company-
owned stores	280	297	296
U.S. and Canada franchisee
locations	306	308	317

Dollar and Thrifty Brands

Dollar

Dollar’s main focus is serving the airport vehicle rental market, which is comprised of business and leisure travelers. The majority of its locations are on or near airport facilities.  Dollar operates primarily through company-owned stores in the U.S. and Canada, and also licenses to independent franchisees which operate as a part of the Dollar brand system. At December 31, 2011, Dollar had 81 company-owned stores at airports and 54 in local markets, and 64 franchised in-terminal airport locations and 61 franchised local market operations in the U.S. and Canada.  In Canada, Dollar operates company-owned stores in five of the eight largest airport markets.

As of December 31, 2011, Dollar’s vehicle rental system included 260 locations in the U.S. and Canada, consisting of 135 company-owned stores and 125 franchisee locations.  Dollar’s total rental revenue generated by company-owned stores was $892 million for the year ended December 31, 2011.

Thrifty

Thrifty serves both the airport and local markets through company-owned stores and its franchisees which derive approximately 90% of their combined rental revenues from the airport market and approximately 10% from the local market. At December 31, 2011, Thrifty had 81 company-owned stores at airports and 64 in local markets, and 75 franchised in-terminal airport locations and 106 franchised local market operations in the U.S. and Canada.

At December 31, 2011, Thrifty’s vehicle rental system included 326 rental locations in the U.S. and Canada, consisting of 145 company-owned stores and 181 franchisee locations.  Thrifty’s total rental revenue generated by company-owned stores was $592 million for the year ended December 31, 2011.

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

As of December 31, 2011, the Company operates each of the Dollar brand in 58 and the Thrifty brand in 59 of the top 75 airport markets in the U.S. and operates both brands in 53 of those top 75 airport markets.

Canada

The Company operates in Canada through DTG Canada.  The Company currently operates company-owned stores in five of the eight largest airport markets in Canada: Calgary, Toronto, Montreal, Halifax and Vancouver.  The majority of the markets are operated under the Company’s co-branding strategy in Canada where both the Dollar and Thrifty brands are represented at one shared location.

Tour Rentals

Vehicle rentals by customers of foreign and U.S. tour operators generated approximately $262 million or 17.7% of the Company’s rental revenues for the year ended December 31, 2011.  These rentals are usually part of tour packages that can also include air travel and hotel accommodations.  No single operator account generated in excess of 3% of the Company’s 2011 rental revenues.

Other

As of December 31, 2011, the Company had 150 vehicle rental concessions for company-owned stores at 83 airports in the United States. Its payments for these concessions are usually based upon a specified percentage of airport-generated revenue, subject to a minimum annual fee, and typically include fixed rent for terminal counters or other leased properties and facilities.  A growing number of larger airports are building consolidated airport rental car facilities to alleviate congestion at the airport. These consolidated rental facilities may eliminate certain competitive advantages among the brands as competitors operate out of one centralized facility for both customer rental and return operations, share consolidated bussing operations and maintain image standards mandated by the airports.

Summary of Corporate Operations Data
	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Rental revenues:
United States - Dollar	$881,034	$839,267	$835,935
United States - Thrifty	542,964	574,141	576,230
Total U.S. rental revenues	1,423,998	1,413,408	1,412,165

Canada - Dollar	10,981	10,912	9,178
Canada - Thrifty	49,345	48,703	51,575
Total Canada rental revenues	60,326	59,615	60,753

Total rental revenues	1,484,324	1,473,023	1,472,918

Other	16,914	18,187	18,681

Total revenues from U.S. and
Canadian Corporate Operations	$1,501,238	$1,491,210	$1,491,599

	As of December 31,
	2011	2010	2009

Rental locations (U.S. and Canada):
Dollar	135	149	151
Thrifty	145	148	145
Total corporate rental locations	280	297	296

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

Summary of U.S. and Canada Franchise Operations Data

	As of December 31,
	2011	2010	2009

Franchisee locations:
Dollar	125	125	131
Thrifty	181	183	186
Total franchisee locations	306	308	317

International

Dollar and Thrifty offer master franchises outside the U.S. and Canada, generally on a countrywide basis.  Each master franchisee is permitted to operate within its franchised territory directly or through subfranchisees.  At December 31, 2011, exclusive of the U.S. and Canada, Dollar had franchised locations in 59 countries and Thrifty had franchised locations in 75 countries.  These locations are in Latin America, Europe, the Middle East, Africa and the Asia-Pacific regions. The Company offers franchisees the opportunity to license the rights to operate either the Dollar or the Thrifty brand or both brands in certain markets on a dual franchise or co-brand basis.  Revenue generated by the Company from franchised operations outside the U.S. and Canada totaled $14.2 million in 2011, comprised primarily of system, reservation and advertising fees.

Thrifty Car Sales

Thrifty Car Sales provides an opportunity to franchised rental service providers to enhance or build their used car operations under a well-recognized national brand name.  In addition to the use of the brand name, dealers have access to a variety of products and services offered by Thrifty Car Sales.  These products and services include participation in a full service business development center, a nationally supported Internet strategy and Web site, operational and marketing support, vehicle supply services and customized retail and wholesale financing programs, as well as national accounts and supply programs.  At December 31, 2011, Thrifty Car Sales had 32 franchise locations.

Other Services

Supplemental Equipment and Optional Products – Dollar and Thrifty make available loss damage waivers and insurance products related to the vehicle rental, subject to availability and applicable local law, rent global positioning system (GPS) equipment, ski racks, infant and child seats and other supplemental equipment, offer a Rent-a-Toll product for electronic toll payments, and sell pre-paid gasoline and roadside emergency benefit programs (Road Safe and TripSaver).

Parking Services – Airport parking operations are a natural complement to vehicle rental operations. The Company operates 10 corporate parking operations.

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

Reservations

The Internet is the primary source of reservations for the Company.  For the year ended December 31, 2011, approximately 76% of the Company’s total non-tour reservations came through the Internet, slightly increasing from approximately 75% in 2010.  During 2011, the Company’s Internet Web sites (dollar.com and thrifty.com) provided approximately 42% of total non-tour reservations. Third-party Internet sites provided 34% of non-tour reservations, with no third-party site providing more than 10% of total non-tour reservations.  The remaining non-tour reservations were primarily provided by reservation call centers and travel agents.  Dollar and Thrifty reservation systems are linked to all major airline reservation systems and to travel agencies in the U.S., Canada and abroad.

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

Internet Marketing and Distribution Channels

Dollar and Thrifty focus on Internet advertising and marketing, which continue to be the most cost-efficient means of reaching travel customers.  Dollar and Thrifty promote their respective brands via Internet banner advertising, keywords and rate guarantees to encourage travelers to book reservations on their own branded Internet Web sites, dollar.com and thrifty.com.  In addition, Dollar and Thrifty both continue to make technology investments in their respective Web sites, dollar.com and thrifty.com, to provide enhancements to best meet their customers’ changing travel needs.

In 2011, Dollar and Thrifty re-launched their mobile Web sites, since mobile is rapidly becoming a significant booking channel for customers. New mobile applications are expected to be rolled out in 2012 to meet consumer demand.  Additionally, in 2011, Dollar and Thrifty continued their efforts to integrate customer transactional data with an email marketing program to deliver relevant messages to subscribing customers at optimal times, with a view to increasing customer engagement and loyalty.  The Company believes that this type of integration can increase the interaction between customers and the brands while expanding customer loyalty and increasing revenue.

Dollar and Thrifty are among the leading car rental companies in direct-connect technology, which bypasses global distribution systems and reduces reservation costs by allowing customers to book directly through the travel partners’ Websites.  Dollar and Thrifty have entered into direct-connect relationships with certain airline and other travel partners.

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

Information Systems

The Company depends upon a number of core information systems to operate its business, primarily its counter automation, Internet Web sites, distribution network, rate and reservation systems, fleet and revenue management systems. The counter automation system in company-owned stores processes rental transactions, facilitates the sale of additional products and services and facilitates the monitoring of the fleet and financial assets. The Company also relies on a revenue management system that enables the Company to better determine rental demand based on current and historical reservation patterns and adjust its rental rates accordingly. The Company’s Internet Web sites and various distribution networks allow the Company’s products to be marketed and reserved directly or through our various channel partners.

The Company continues to invest in new business system capabilities to facilitate operations and reduce ongoing operating costs.  In 2011, the Company continued to deploy new counter automation capabilities, redesigned and enhanced key distribution capabilities and upgraded the revenue management system to incorporate new products and handle greater volumes.  The Company also deployed newer technologies, consolidated platforms and renegotiated key supplier agreements that helped reduce ongoing information technology (“IT”) operating cost.

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

Fleet Acquisition and Management

Vehicle Supply

The Company has vehicle supply agreements with both Chrysler and Ford covering vehicle purchases through the 2012 and 2013 model years, respectively, and has a vehicle purchase agreement with General Motors covering vehicle purchases through the 2012 model year.

For the 2011 model year, Ford, General Motors and Chrysler vehicles represented approximately 52%, 27% and 16%, respectively, of the total U.S. fleet purchases by DTG Operations.  The Company expects that for the 2012 model year Chrysler, Ford and General Motors will represent approximately 35%, 26% and 14%, respectively, of total U.S. fleet purchases of DTG Operations.

Vehicle Residual Value Risk

Vehicle depreciation is the largest single cost element in the Company’s operations, and is dependent upon the ultimate residual values of vehicles in the fleet, in addition to the overall mix of Program and Non-Program Vehicles.

DTG Operations primarily purchases Non-Program Vehicles, for which it bears the full risk and potential benefits of changes in residual values because the vehicles are not covered by a manufacturer’s Residual Value Program.  Non-Program Vehicles typically have lower acquisition costs and lower depreciation rates than comparable Program Vehicles, and also allow the Company to reduce its risk related to the creditworthiness of the vehicle manufacturers.  The manufacturer does not set any terms or conditions on the resale of Non-Program Vehicles other than requiring minimum holding periods.  At December 31, 2011, approximately 96% of all vehicles operated by DTG Operations were Non-Program Vehicles.  In 2011, 2010 and 2009, the Company recorded gains on sales of Non-Program Vehicles of $46.9 million, $63.1 million and $35.1 million, respectively. These gains represented an average gain per Non-Program Vehicle sold of $1,190, $1,105 and $700 in 2011, 2010 and 2009, respectively.

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

Vehicle Remarketing

DTG Operations typically holds Non-Program Vehicles in rental service for approximately 18 to 22 months.  DTG Operations remarketed approximately 60% of its Non-Program Vehicles through auctions and approximately 40% directly to used car dealers, wholesalers and its franchisees during the year ended December 31, 2011.

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

Vehicle Financing

The Company requires a substantial amount of debt to finance the purchase of vehicles used in its rental fleets.  The Company utilizes asset-backed medium-term notes and variable funding note programs to finance its vehicles.  Under asset-backed medium-term notes, the Company is required to provide collateral at different levels depending on whether vehicle manufacturers maintain investment grade or non-investment grade credit ratings, and whether inventory is comprised of Program Vehicles or Non-Program Vehicles.  Under variable funding note programs, the Company is required to provide collateral at a fixed level.  See Part II, Item 8 - Note 8 of Notes to Consolidated Financial Statements.

Fleet Leasing Programs

DTG Operations has historically made fleet leasing programs available to Dollar and Thrifty U.S. franchisees for each new model year.  Additionally, DTG Canada has historically made fleet leasing programs available to Canadian franchisees for each new model year.  However, in recent years, the Company has made fleet leasing programs available only on a very limited basis.

Competition

There is intense competition in the vehicle rental industry on the basis of price, service levels, vehicle quality, vehicle availability and the convenience and condition of rental locations.  Dollar and Thrifty and their franchisees operate mainly in the U.S. airport market, relying on leisure, tour and small business customers.  In addition to local and regional vehicle rental companies, Dollar and Thrifty and their franchisees’ principal competitors are Alamo, Avis, Budget, Enterprise, Hertz, Advantage and National.

The Canadian vehicle rental markets are also intensely competitive. Most of the Canadian market is operated either directly or through franchisees of the major U.S. vehicle rental companies, including Alamo, Avis, Budget, Enterprise, Hertz and National, as well as Dollar and Thrifty.

Insurance

The Company is subject to third-party bodily injury liability and property damage claims resulting from accidents involving its rental vehicles.  In 2011, 2010 and 2009, the Company retained the risk of loss up to $7.5 million per occurrence for public liability and property damage claims. The Company maintains insurance coverages at certain amounts in excess of its retained risk.  The Company retains the risk of loss on supplemental liability insurance sold to vehicle rental customers.

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

Provisions for bodily injury liability and property damage liability on self-insured claims and for supplemental liability insurance claims (collectively referred to as “Vehicle Insurance Reserves”) are made by charges to expense based upon periodic actuarial evaluations of estimated ultimate liabilities on reported and unreported claims.  As of December 31, 2011, the Company had Vehicle Insurance Reserves of $86.5 million.  The Company’s obligations to pay insurance-related losses and indemnify the insurance carriers for policies they have underwritten are collateralized by surety bonds and letters of credit. As of December 31, 2011, these letters of credit and surety bonds totaled approximately $48.5 million and $3.5 million, respectively.

The Company also maintains various letters of credit and surety bonds to secure performance under airport concession agreements and other obligations which totaled approximately $10.3 million and $43.9 million, respectively, as of December 31, 2011.

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

Environmental Matters

The principal environmental regulatory requirements applicable to Dollar and Thrifty operations relate to the ownership, storage or use of petroleum products such as gasoline, diesel fuel and new and used motor oil; the treatment or discharge of waste waters; and the generation, storage, transportation and off-site treatment or disposal of waste materials. Dollar and Thrifty own 20, and lease 100, locations where petroleum products are stored in underground or above-ground tanks. For owned and leased properties, Dollar and Thrifty have programs designed to maintain compliance with applicable technical and operational requirements, including leak detection testing of underground storage tanks, and to provide financial assurance for remediation of spills or releases.

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

At certain facilities, Dollar and Thrifty are investigating or remediating soil or groundwater contamination. Based on currently available information, the Company does not believe that the costs associated with environmental investigations or remediation will be material.

The use of automobiles and other vehicles is subject to various governmental requirements designed to limit environmental damage, including that caused by emissions and noise.  Generally, these requirements are met by the manufacturer except, on occasion, equipment failure requiring repair by the Company.

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years.  There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to additional legal proceedings at other locations brought by government agencies or private parties for environmental matters.  In addition, with respect to cleanup of contamination, additional locations at which wastes generated by the Company may have been released or disposed, and of which the Company is currently unaware, may in the future become the subject of cleanup for which the Company may be liable, in whole or part.  Accordingly, while the Company believes that it is in substantial compliance with applicable requirements of environmental laws, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position, results of operations or cash flows.

Employees

As of December 31, 2011, the Company employed approximately 5,900 full-time and part-time employees.  Approximately 200 of the Company’s employees were subject to collective bargaining agreements as of December 31, 2011. The Company believes its relationship with its employees is good.

ITEM 1A.	RISK FACTORS

Expanding upon the factors discussed above under “Factors Affecting Forward-Looking Statements”, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements that we made.  Risks that we do not know about could arise and issues we now view as minor could become more important.  If we are unable to adequately respond to any of these risks, our financial condition, results of operations and cash flows could be materially adversely affected.

Constraints on our Growth

We face constraints on our growth and profitability, given the challenges we face in increasing our market share in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, capital and other constraints on expanding company-owned stores internationally, and the challenges we would face in further reducing our expenses.

Economic Conditions

Our results are dependent on general economic conditions in the U.S. and Canada, our principal markets.  Adverse economic conditions negatively impacted our operations in 2009, and necessitated significant actions to mitigate their impact, including reductions in our rental fleet in response to declining demand, and reductions in our workforce.  While economic conditions have improved, uncertainty still remains as to the strength of the current economy.  Consumer confidence and spending levels have also improved in 2011; however, there is no assurance that these trends will continue.  Favorable economic trends in the United States, our principal market, could also be adversely affected by events outside the United States.  These include continuing volatility in the global financial and credit markets, particularly in certain countries in the European Union, concerns about global economic prospects, and the continuing significant political unrest and other concerns involving certain oil-producing countries, which has contributed to price volatility for petroleum products, and in recent periods higher average gasoline prices, which could affect both broader economic conditions and consumer discretionary spending patterns.  If economic conditions in the United States deteriorate based on these or other factors, spending on leisure travel could also decline, with consequent negative effects on our results of operations and prospects.

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

Exposure to Used Vehicle Market Conditions

We retained the residual value risk on approximately 96% of our vehicles at December 31, 2011 and expect that risk vehicles will account for approximately the same percentage of our fleet in 2012.  The depreciation costs for these vehicles are highly dependent on wholesale used vehicle prices at the time of sale, requiring us to make assumptions regarding the age and mileage of the vehicles at the time of disposal, as well as the general used vehicle auction market.  The costs of our risk vehicles may be materially affected by the relative strength of the used car market, particularly the market for one to two year old used cars. The strength of the used car market and its impact on residual values is driven by a number of factors, including macroeconomic factors impacting supply and demand for used vehicles, the volume of new vehicles produced by automotive manufacturers and the applicable level of discounts or incentives offered to stimulate sales, the availability of consumer credit to purchase new or used vehicles, and finally, changes in gasoline prices that may impact consumer demand for certain types of vehicles.  Additionally, residual values fluctuate seasonally with the lowest values typically in the fourth quarter.

 While the market has experienced favorable trends during 2011, whether these trends will continue in 2012 remains uncertain.  In the event of renewed pricing pressure in the used vehicle market, or if recent events in the Middle East result in significant increases in gasoline prices in the near term, residual values could decrease and our results could be materially and adversely affected.  Operating a fleet comprised predominantly of risk vehicles could also have a negative impact on vehicle utilization levels and profitability if we are unable to, or elect not to, sell those vehicles in periods of weaker rental demand.

Highly Competitive Nature of the Vehicle Rental Industry

In addition to local and regional vehicle rental companies, the vehicle rental industry primarily consists of nine major brands, all of which compete intensely for rental customers based on price and service.  The Internet has increased brand exposure and gives more details on rental prices to consumers and increases price competition, requiring companies to be highly competitive in pricing in order to attract consumers.  In addition to consumer demand, pricing in the industry is significantly impacted by the size of the rental fleets and the supply of vehicles available to consumers in the market.  While we have achieved improvements in our pricing as part of our strategic focus on return on assets in addition to the overall fleeting actions taken by the industry to balance supply with demand, we cannot provide assurance that we will continue to realize improved pricing or whether our attempts to do so will adversely affect rental days.  A significant increase in the supply of rental vehicles available in the market due to fleet actions taken by our competitors, or actions by our competitors to significantly reduce their prices in order to increase market share or utilization could negatively affect our pricing and other operating plans in material ways and adversely affect our results of operations and prospects.

Dependence on Domestic Automotive Manufacturers

We remain highly dependent on the domestic automotive manufacturers with approximately 75% of our 2012 orders attributable to Chrysler, Ford and General Motors.  We have exposure to these manufacturers in three primary areas:  their ability to manufacture and deliver vehicles to us in a timely manner and at a competitive price for use in our operations; the level of residual values of their vehicles in the overall used vehicle market, which could be adversely impacted by negative public perception regarding their products or financial prospects and in turn affect our vehicle depreciation costs and collateral requirements; and their ability to meet financial obligations to us for Residual Value Programs and other purchase-related incentives.  If any of these companies experience significant financial difficulties and fails to meet its financial or supply obligations to us, our results, financial position, cash flow and prospects could be materially adversely affected.

Dependence on Air Travel

Approximately 90% of our rental revenues are attributable to airport locations. The number of airline passengers has a significant impact on our business. Mergers and acquisitions in the airline industry, airline restructuring through bankruptcy, and challenging economic conditions have caused airlines to reduce flight schedules.  The airline industry has also faced considerable challenges in light of global economic conditions, severe weather conditions and competitive industry conditions.  A significant reduction in airline passengers or any event that significantly disrupts air travel could negatively impact our results, particularly if it occurs during our peak rental season.

Dependence on Third-Party Internet Sales

The Internet has had a significant impact on the way travel companies get reservations. For 2011 and 2010, we received 76% and 75% of our non-tour reservations from the Internet, respectively, with 42% and 44%, respectively, coming from our own Internet Web sites, dollar.com and thrifty.com. The remaining non-tour reservations derived from the Internet were attributable to third-party sites, with no third-party site accounting for more than 10% of those non-tour reservations.  Future changes in the way travel-related services are marketed and sold over the Internet or changes in our relationship with third-party Internet sites could result in reduced reservations from one or more of these sites and less revenue.

Concentration in Leisure Destinations

We have a significant presence in key leisure destinations and earn a large portion of our revenue from these markets. Rental revenue from Florida, Hawaii, California and Texas represented approximately 60% of our total rental revenue for the year ended December 31, 2011. The severe decline in consumer spending in recent periods materially adversely affected leisure travel and could be expected to do so again in the future. Reductions in leisure travel resulting from natural disasters, terrorist acts, or other factors could also have a material adverse impact on our results if consumer spending does not rebound to more favorable levels.

Fuel Costs

Prices for petroleum-based products, including gasoline, have experienced significant volatility in recent periods and affected automotive travel patterns in material ways. A variety of factors, including the current economic environment, the continuing significant political unrest and other concerns involving certain oil-producing nations, could cause further price volatility.  Reduced fuel supplies or significant increases in fuel prices could have an adverse effect on our financial condition, results of operations and cash flows, either by directly discouraging customers from renting cars, causing a decline in airline passenger traffic, or increasing our operating costs, if these increased costs cannot be passed through to our customers.

Vehicle Financing Considerations

The rental car industry is capital intensive, and we depend on access to the capital markets for financing our vehicles using primarily asset-backed medium-term notes and variable funding note programs. We expect to have substantial debt and debt service requirements in the foreseeable future.  Based on our completion in 2011 of $1.5 billion in new asset-backed financing, we believe conditions in the asset-backed financing markets have improved significantly, but we cannot assure you that these conditions will be sustained if the credit markets experience disruptions or volatility as the economy continues to recover from the financial crisis.

Asset-backed financing facilities require varying levels of collateral enhancement, which we provide through a combination of vehicles, cash and letters of credit under our bank loan facility.

Enhancement levels are determined by rating agencies and are dependent on a number of factors, including the fleet mix of Program versus Non-Program Vehicles as well as the credit ratings of vehicle manufacturers and the Company.  There can be no assurance that collateral enhancement requirements on future asset-backed financings will not increase significantly.

The Company’s strategy is to maintain a predominately risk fleet, with risk vehicles comprising approximately 96% of our vehicle inventory as of December 31, 2011.  If residual values of our risk vehicles decline significantly or we experience cumulative losses on the disposition of risk vehicles exceeding a specified percentage of the aggregate value of our fleet, we could be required to increase the monthly depreciation payments under our asset-backed medium-term notes during the remaining life of the vehicles, increase the level of collateral enhancement, or both.  Such payments or increase in collateral enhancement would reduce our liquidity available for other purposes.

Restrictions and Restrictive Covenants

Certain of our vehicle financing and credit facilities contain covenants that, among other things, limits or restricts our and our subsidiaries’ ability to:

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

On February 16, 2012, the Company terminated its existing Senior Secured Credit Facilities (hereinafter defined) and replaced it with a new $450 million revolving credit facility (the “New Revolving Credit Facility”) that expires in February 2017.  Under the New Revolving Credit Facility, we are subject to a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0, and a minimum corporate EBITDA requirement of $75 million.  In connection with the entry into the New Revolving Credit Facility, the financial covenants previously applicable under our Series 2010-3 variable funding notes and our Series 2011-2 medium-term notes were replaced, pursuant to the terms of the related series supplements, by financial covenants identical to the three described in the preceding sentence.

Our ability to comply with these restrictions and covenants will depend on our financial and operating performance, and a violation of any of them could result in an event of default under these facilities, entitling the relevant lenders to exercise remedies against us, such as acceleration of the maturity of the relevant indebtedness or, in the case of our asset-backed notes to the extent such covenants are applicable, in an early amortization event.  While a default is continuing under our New Revolving Credit Facility, we would be prohibited from further borrowings and issuances of letters of credit, which could have a significant adverse effect on our business and results of operations.   A default or event of default under one of our debt agreements may also result in a default or event of default under other debt agreements, with similar adverse consequences to us.  There can be no assurance that the relevant lenders would waive any such violation or that a waiver or replacement financing would be available to us on favorable terms, on a timely basis or at all.   In the absence of a waiver or the availability of replacement financing, our financial condition, results of operations and prospects could be materially and adversely affected.

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

Laws and Regulations

We are subject to a wide variety of laws and regulations in the U.S. and Canada and other jurisdictions in which we operate, and changes in the level of government regulation of our business have the potential to materially alter our business practices and adversely affect our financial position and results of operations. Depending on the jurisdiction, those changes may come about through new legislation, the issuance of new laws and regulations or changes in the interpretation of existing laws and regulations by a court, regulatory body or governmental official.

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

We are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess compliance. PCI data security standards are a comprehensive set of requirements for enhancing payment account data security that was developed by the PCI Security Standards Council comprised of the major credit card companies to help facilitate the broad adoption of consistent data security measures. Failure to comply with the security requirements as identified in subsequent audits or to rectify a security issue may result in fines. Although unlikely, restrictions on accepting payment cards may be imposed on companies that are not compliant and fail to timely remediate this non-compliance.  While we have not been subject to any fines or limitations on our ability to accept payment cards, there is no assurance that we will not incur fines or such limitations in the future.

Low Cost Structure

Our low cost structure has historically been one of our primary competitive advantages, as it has allowed us to offer low cost vehicle rentals and drive rental transactions to our brands.  Our inability to maintain our low cost structure could have an adverse affect on our results of operations and cash flows.  In an effort to maintain control over our operating expenses, we have implemented cost reduction initiatives.  These initiatives include, among other things, headcount reductions, business process re-engineering and internal reorganizations.  We cannot provide assurance that we will be able to continue to implement cost reduction initiatives to offset increasing fixed costs or, that we can do so without adversely affecting customer service levels and employee morale, which could in turn adversely affect our results of operations and prospects.

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

Liability Insurance Risk

 We are exposed to claims for personal injury, death and property damage resulting from accidents involving our rental customers and the use of our cars. In both 2011 and 2010, we maintained the level of self-insurance of $7.5 million per occurrence for public liability and property damage claims, including third-party bodily injury and property damage, and maintained the level of self-insurance for general and garage liability of $5.0 million.  We maintain insurance coverage for liability claims above these self-insurance levels. We self-insure for all losses on supplemental liability insurance policies sold to vehicle rental customers.  A significant change in the amount and frequency of uninsured liability claims could negatively impact our results.

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

Environmental legislation and regulations and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that we may be subject to additional legal proceedings brought by government agencies or private parties for environmental matters. In addition, there may be additional locations of which we are currently unaware at which wastes generated by us may have been released or disposed. In the future, these locations may become the subject of cleanup for which we may be liable, in whole or part.  Accordingly, there can be no assurance that the Company’s future environmental liabilities will not be material to the Company’s consolidated financial position, results of operations or cash flows.

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

The Company owns its headquarters located at 5330 East 31st Street, Tulsa, Oklahoma. This location is a three building office complex that houses the headquarters for Dollar and Thrifty.  These buildings and the related improvements were pledged as collateral under the Senior Secured Credit Facilities.

In connection with the Senior Secured Credit Facilities, the Company also executed liens encumbering its real property located in Tampa, Las Vegas, Ft. Lauderdale, Irving, Houston, Salt Lake City, San Diego, Chicago, Memphis, Tulsa, Fort Myers, Florida and Harlingen, Texas.  Those liens were terminated upon the termination of the Senior Secured Credit Facilities, and the Company has agreed in the New Revolving Credit Facility to pledge each of them (subject to certain conditions) as part of the collateral securing the New Revolving Credit Facility.

The Company owns or leases real property used for company-owned stores and office facilities, and in some cases owns real property that is leased to franchisees or other third-parties.  As of December 31, 2011, the Company’s company-owned operations were carried on at 280 locations in the U.S. and Canada, the majority of which are leased.  Dollar and Thrifty each operate company-owned stores under concession agreements with various governmental authorities charged with the operation of airports.  Concession agreements for airport locations, which are usually competitively bid, are important for securing air traveler business.  These concession agreements typically provide that the airport will receive a specified percentage of vehicle rental revenue or a guaranteed minimum concession fee, whichever is greater.  Additionally, certain concession agreements require the payment or reimbursement of operating expenses.

ITEM 3.	LEGAL PROCEEDINGS

On November 14, 2007, a purported class action was filed against the Company, by Michael Shames and Gary Gramkow, individually and on behalf of all others similarly situated, in the Southern District Court of California, claiming that the pass through of the California Trade and Tourism Commission and airport concession fee authorized by legislation effective in January 2007 constitute antitrust violations of the Sherman Act and the California Unfair Competition Act.  The case is styled Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent-A-Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.)).  The defendants filed a motion to dismiss the amended complaint, and on July 25, 2008, the Court issued an order denying the motion as to the antitrust claims but granting the motion to dismiss state law claims.  On November 21, 2011, the court ordered a stay of proceedings, this time until December 21, 2011, and on December 21, 2011 the court extended the stay on all proceedings until February 8, 2012. Mediation was held in December 2011 and again in January 2012 at which time the parties agreed to a preliminary settlement. The Company has accrued a contingency related to the preliminary settlement.

On September 22, 2009, a purported class action complaint was filed in Illinois state court by Susan and Jeffrey Dillon, individually and on behalf of all persons who rented a vehicle from Thrifty Car Rental in Colorado from September 22, 2006 forward, who signed a rental agreement which obligated them to pay for loss of use of a vehicle if damaged, and who were charged for loss of use or an administrative fee related to the vehicle damage claim.  Plaintiffs assert claims for breach of contract, violations of the Colorado Consumer Protection Act and for declaratory judgment under the Colorado Uniform Declaratory Judgment Law related to the assessment of loss of use and administrative fees in connection with vehicle damage claims against renters.  The case is styled: Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois).   On July 23, 2010, these actions were dismissed with prejudice.  The plaintiffs filed their notice of appeal on August 19, 2010.  Appellate briefing was completed on May 16, 2011 and oral argument on the appeal occurred on December 6, 2011, and the parties are awaiting a ruling.

Various class action complaints relating to the now terminated proposed merger transaction with Hertz Global Holdings, Inc. (“Hertz”) have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement.  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the merger agreement are materially false and misleading.  The cases and their current status are as follows: 1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - this case has not been dismissed but is currently inactive and 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - on October 18, 2011, plaintiffs sought permission to amend their pleadings to assert additional claims that members of the Company’s board of directors (the “Board”) breached their fiduciary duties concerning the following matters: (a) the Board’s response to a merger proposal by Avis Budget Group, Inc. (“Avis Budget”) in September, 2010; (b) the Board’s use of defensive measures, including the adoption of a poison pill, in response to the Exchange Offer made by Hertz; (c) the Board’s response to the failure of Hertz to submit an improved final offer meeting certain Board criteria by October 10, 2011; and (d) the Board’s alleged failure to make full material disclosures to the Company’s stockholders concerning the Hertz offer, the Company’s stand-alone plan, and the Company’s negotiations with Hertz regarding a business combination.  The court has not ruled on the plaintiffs’ request to amend.  On November 1, 2011, the plaintiffs advised the court that the parties have agreed to stay further activity pending the outcome of the Hertz antitrust review process.

Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of ultimate loss, if any, be reasonably estimated.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 or a potential acquisition transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties and is inherently unpredictable.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures in excess of established reserves.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements. The Company evaluates developments in its legal matters that could affect the amount of previously accrued reserves and makes adjustments as appropriate.  Significant judgment is required to determine both likelihood of a further loss and the estimated amount of the loss.

With respect to outstanding litigation and environmental matters, based on current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on its business or consolidated financial statements.  However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

DTG’s common stock is listed on the New York Stock Exchange under the trading symbol “DTG.”  The high and low closing sales prices for the common stock for each quarterly period during 2011 and 2010 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2011

High	$66.73	$83.74	$74.26	$70.43
Low	$47.70	$66.60	$56.30	$53.83

2010

High	$34.60	$51.55	$52.34	$50.00
Low	$23.84	$32.09	$41.06	$45.76

The 28,141,936 shares of common stock outstanding at February 22, 2012 were held by approximately 2,600 registered and beneficial holders.  The Company has not paid cash dividends since completion of its initial public offering in December 1997.  The declaration of any dividends will be subject to the approval of the Board.  The payment of cash dividends is subject to limitations under the New Revolving Credit Facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 26, 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program previously announced on February 24, 2011 of up to $100 million to up to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements.  The New Revolving Credit Facility entered into on February 16, 2012, contains limitations on share repurchases.  See Item 8 - Note 8 of Notes to Consolidated Financial Statements for further discussion.  Although payments were funded in 2011 for share repurchases under the forward stock repurchase agreement described below, no shares were repurchased under the share repurchase program as of December 31, 2011.

On November 3, 2011, the Company entered into and pre-funded a forward stock repurchase agreement with Goldman Sachs & Co. (“Goldman”) under which the Company agreed to acquire $100 million of Company common stock.  The repurchase was settled in February 2012, and the Company acquired 1,451,193 shares of its common stock at an average share price of approximately $68.91. The Company currently expects to repurchase shares in 2012 under the remaining authorization of the share repurchase program.  The share repurchase program may be increased, suspended or discontinued at any time.

The following information describes the Company’s share repurchases during the fourth quarter of the fiscal year ended December 31, 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

October 1, 2011 -
October 31, 2011	-	$-	-	$400,000,000

November 1, 2011 -
November 30, 2011	-	$-	-	$300,000,000	(a)

December 1, 2011 -
December 31, 2011	-	$-	-	$300,000,000

Total	-		-

(a) In November 2011, $100 million was pre-funded under a forward stock repurchase agreement. However, the shares were not delivered until the settlement of the agreement in February 2012.

Performance Graph

The following graph compares the cumulative total stockholder return on DTG common stock with the Morningstar Rental & Leasing Services Group Index (the “Morningstar Group Index”) and the Russell 2000 Index.  The Morningstar Group Index is a published index of 25 stocks including DTG, which covers companies that rent or lease various durable goods to the commercial and consumer market including cars and trucks, medical and industrial equipment, appliances, tools and other miscellaneous goods.

The results are based on an assumed $100 invested on December 31, 2006, and reinvestment of dividends through December 31, 2011.

Company/Index/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Dollar Thrifty Automotive Group, Inc.	100.00	51.92	2.39	56.15	103.62	154.05
Russell 2000 Index	100.00	98.43	65.18	82.89	105.14	100.75
Morningstar Group Index	100.00	80.04	42.47	63.67	91.44	94.75

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data was derived from the audited consolidated financial statements of the Company.  The system-wide data and company-owned stores data were derived from Company records.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands except per share amounts)
Statements of Operations:

Revenues:
Vehicle rentals	$1,484,324	$1,473,023	$1,472,918	$1,616,153	$1,676,349
Other	64,604	64,137	73,331	81,840	84,442
Total revenues	1,548,928	1,537,160	1,546,249	1,697,993	1,760,791

Costs and expenses:
Direct vehicle and operating	751,468	745,535	768,456	888,294	887,178
Vehicle depreciation and lease
charges, net	270,957	299,200	426,092	539,406	477,853
Selling, general and
administrative	191,043	209,341	200,389	213,734	230,515
Interest expense, net	77,462	89,303	96,560	110,424	109,728
Goodwill and long-lived asset impairment	-	1,057	2,592	366,822	3,719
Total costs and expenses	1,290,930	1,344,436	1,494,089	2,118,680	1,708,993

(Increase) decrease in fair value of derivatives	(3,244)	(28,694)	(28,848)	36,114	38,990

Income (loss) before income taxes	261,242	221,418	81,008	(456,801)	12,808

Income tax expense (benefit)	101,692	90,202	35,986	(110,083)	11,593

Net income (loss)	$159,550	$131,216	$45,022	$(346,718)	$1,215

Basic Earnings (Loss) Per Share	$5.51	$4.58	$1.98	$(16.22)	$0.05

Diluted Earnings (Loss) Per Share	$5.11	$4.34	$1.88	$(16.22)	$0.05

Balance Sheet Data:

Cash and cash equivalents	$508,648	$463,153	$400,404	$229,636	$101,025
Cash and cash equivalents - required minimum balance	$-	$100,000	$100,000	$-	$-
Restricted cash and investments	$353,265	$277,407	$622,540	$596,588	$132,945
Revenue-earning vehicles, net	$1,467,835	$1,341,822	$1,228,637	$1,946,079	$2,808,354
Total assets	$2,615,666	$2,499,528	$2,645,937	$3,238,181	$3,891,452
Debt and other obligations	$1,399,955	$1,397,243	$1,727,810	$2,488,245	$2,656,562
Stockholders' equity	$607,672	$538,607	$393,914	$208,420	$578,865

U. S. and Canada
	Year Ended December 31,
	2011	2010	2009	2008	2007
System-wide Data:

Rental locations:

Company-owned stores	280	297	296	400	466
Franchisee locations	306	308	317	341	365
Total rental locations	586	605	613	741	831

Company-owned Stores Data:
Vehicle rental data:

Average number of vehicles operated	107,154	102,291	102,948	120,309	123,484
Number of rental days	31,482,339	30,338,815	30,616,395	36,879,641	37,231,340
Vehicle utilization	80.5%	81.3%	81.5%	83.8%	82.6%
Average revenue per day	$47.15	$48.55	$48.11	$43.82	$45.03
Monthly average revenue per vehicle	$1,154	$1,200	$1,192	$1,119	$1,131
Average depreciable fleet	108,127	103,207	105,301	123,673	127,979
Monthly average depreciation
(net) per vehicle	$209	$242	$337	$363	$311

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company operates two value rental car brands, Dollar and Thrifty.  The majority of its customers pick up their vehicles at airport locations.  Both brands are value priced and the Company seeks to be the industry’s low cost provider.  Leisure customers typically rent vehicles for longer periods than business customers, resulting in lower costs per transaction due to less frequent operational interaction.

Both Dollar and Thrifty operate through a network of company-owned stores and franchisees.  The majority of the Company’s revenue is generated from renting vehicles to customers through company-owned stores, with lesser amounts generated through parking income, vehicle leasing, royalty fees and services provided to franchisees.

The Company’s profitability is primarily a function of the volume and pricing of rental transactions, vehicle utilization rates and depreciation expense. Significant changes in the purchase or sales price of vehicles or interest rates can also have a significant effect on the Company’s profitability, depending on the ability of the Company to adjust its pricing for these changes.  The Company’s business requires significant expenditures for vehicles and, consequently, requires substantial liquidity to finance such expenditures.

In 2011, the Company’s vehicle rental revenues increased when compared to 2010, primarily due to a 3.8% increase in the number of rental days, partially offset by a 2.9% decrease in average revenue per day.

During 2011, expenses declined 4.0% compared to 2010.  The Company had lower net vehicle depreciation and lease charges primarily due to lower depreciation rates per vehicle resulting from continued favorable conditions in the used car market, mix optimization through a more diversified fleet and improved remarketing efforts.  Selling, general and administrative expenses decreased primarily due to lower merger-related costs.  Net interest expense decreased primarily due to lower average vehicle debt and lower interest rates.  Additionally, the Company experienced increases in the fair value of derivatives in 2011 and 2010 of $3.2 million and $28.7 million, respectively.

The combination of these factors contributed to net income of $159.6 million for the year ended December 31, 2011, compared to net income of $131.2 million for the year ended December 31, 2010.  Excluding the change in fair value of derivatives and non-cash charges related to the impairment of long-lived assets, net of tax, non-GAAP net income was $157.7 million for the year ended December 31, 2011 compared to non-GAAP net income of $115.0 million for the year ended December 31, 2010.  Corporate Adjusted EBITDA for 2011 was $298.6 million compared to $235.7 million in 2010.  Additionally, the Company incurred $4.6 million in merger-related expenses for the year ended December 31, 2011, compared to $22.6 million for the year ended December 31, 2010.  Reconciliations of non-GAAP financial measures to the comparable measures calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) are presented below.

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
	Year Ended December 31,
	2011	2010	2009
		(in thousands)

Income before income taxes - as reported	$261,242	$221,418	$81,008

Increase in fair value of derivatives	(3,244)	(28,694)	(28,848)

Long-lived asset impairment	-	1,057	2,592

Pretax income - non-GAAP	$257,998	$193,781	$54,752

Merger-related expenses	4,600	22,605	-

Non-GAAP pretax income, excluding merger-related expenses	$262,598	$216,386	$54,752

Reconciliation of reported GAAP net income per the
income statement to non-GAAP net income:

Net income - as reported	$159,550	$131,216	$45,022

Increase in fair value of derivatives, net of tax (a)	(1,811)	(16,826)	(16,917)

Long-lived asset impairment, net of tax (b)	-	645	1,497

Net income - non-GAAP	$157,739	$115,035	$29,602

Merger-related expenses, net of tax (c)	2,679	13,172	-

Non-GAAP net income, excluding merger-related expenses	$160,418	$128,207	$29,602

Reconciliation of reported GAAP diluted earnings
per share (“EPS”) to non-GAAP diluted EPS:

EPS, diluted - as reported	$5.11	$4.34	$1.88

EPS impact of increase in fair value of derivatives, net of tax	(0.06)	(0.56)	(0.71)

EPS impact of long-lived asset impairment, net of tax	-	0.02	0.06

EPS, diluted - non-GAAP (d)	$5.05	$3.80	$1.24

EPS impact of merger-related expenses, net of tax	0.09	0.44	-

Non-GAAP diluted EPS, excluding merger-related expenses (d)	$5.13	$4.24	$1.24

(a)
The tax effect of the increase in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which amounts are ($1,433,000), ($11,868,000) and ($11,931,000) for the years ended December 31, 2011, 2010 and 2009, respectively.

(b)
The tax effect of the long-lived asset impairment is calculated using the tax-deductible portion of the impairment and applying the entity-specific, U.S. federal and blended state tax rate which amounts are $412,000 and $1,095,000 for the years ended December 31, 2010 and 2009, respectively.

(c)	Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction. The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the merger-related expenses which amounts are $1,921,000 and $9,433,000 for the years ended December 31, 2011 and 2010, respectively.

(d)	Since each category of EPS is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

Corporate Adjusted EBITDA means earnings, excluding the impact of the (increase) decrease in fair value of derivatives, before non-vehicle interest expense, income taxes, non-vehicle depreciation, amortization, and certain other items as shown below. The Company believes Corporate Adjusted EBITDA is important as it provides a supplemental measure of the Company's liquidity by adjusting earnings to exclude certain non-cash items, taxes and corporate-level capital structure decisions (i.e. non-vehicle interest), thus, allowing the Company’s management, including the chief operating decision maker, as well as investors and analysts, to evaluate the Company’s operating cash flows based on the core operations of the Company.  Additionally, the Company believes Corporate Adjusted EBITDA is a relevant measure of operating performance in providing a measure of profitability that focuses on the core operations of the Company while excluding certain items that do not directly reflect ongoing operating performance.  The Company’s management, including the chief operating decision maker, uses Corporate Adjusted EBITDA to evaluate the Company’s performance and in preparing monthly operating performance reviews and annual operating budgets.  The items excluded from Corporate Adjusted EBITDA, but included in the calculation of the Company’s reported net income, are significant components of its consolidated statements of income, and must be considered in performing a comprehensive assessment of overall financial performance.  Corporate Adjusted EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.  See the table below for a reconciliation of non-GAAP to GAAP results.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Reconciliation of net income to
Corporate Adjusted EBITDA

Net income - as reported	$159,550	$131,216	$45,022

Increase in fair value of derivatives	(3,244)	(28,694)	(28,848)
Non-vehicle interest expense	10,699	9,647	12,797
Income tax expense	101,692	90,202	35,986
Non-vehicle depreciation	19,381	20,190	19,200
Amortization	7,505	7,290	7,994
Non-cash stock incentives	3,234	4,785	4,698
Long-lived asset impairment	-	1,057	2,592
Other	(249)	(25)	(6)

Corporate Adjusted EBITDA	$298,568	$235,668	$99,435

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$298,568	$235,668	$99,435

Vehicle depreciation, net of gains/losses from disposal	270,927	299,149	425,574
Non-vehicle interest expense	(10,699)	(9,647)	(12,797)
Change in assets and liabilities and other	8,498	(63,229)	23,712
Net cash provided by operating activities	$567,294	$461,941	$535,924

Memo:
Net cash provided by (used in) investing activites	$(402,501)	$(59,094)	$278,955
Net cash used in financing activities	$(119,298)	$(340,098)	$(644,111)

The Company’s operating performance is significantly impacted by increases or decreases in certain key drivers. The table below provides sensitivity to the Company’s results for changes in these key drivers:

Metric	Sensitivity	Estimated Change in Corporate Adjusted EBITDA	Estimated Change in EPS
		(increase or decrease)	(increase or decrease)
Revenue Per Day ("RPD") (a)	$1.00 Change in Price / RPD	$26,000,000	$0.52

Rental Days (a) (b)	1% Change in Rental Days	$4,400,000	$0.09

Fleet Costs (c)	$10.00 Change in Fleet Cost Per Vehicle Per Month	$12,000,000	$0.24

Operating Expenses (d)	1% Change in Operating Expense Ratio (e)	$15,000,000	$0.30

Note: All scenarios are on a full year basis and assume an effective consolidated tax rate of 39% and 31.0 million diluted shares.

(a)	Assumes 31 million rental days.
(b)	Assumes full year revenue per day of $47.15.
(c)	Assumes an average fleet of 100,000 vehicles.
(d)	Comprised of direct vehicle and operating and selling, general and administrative expenses.
(e)	The ratio is derived by dividing operating expenses by total revenue, assuming consolidated total revenue of $1.5 billion.

Results of Operations

The following table sets forth the percentage of total revenues in the Company’s consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
Revenues:
Vehicle rentals	95.8%	95.8%	95.3%
Other	4.2	4.2	4.7
Total revenues	100.0	100.0	100.0

Costs and expenses:
Direct vehicle and operating	48.5	48.5	49.7
Vehicle depreciation and lease charges, net	17.5	19.5	27.6
Selling, general and administrative	12.3	13.6	13.0
Interest expense, net	5.0	5.8	6.2
Long-lived asset impairment	0.0	0.1	0.1
Total costs and expenses	83.3	87.5	96.6

(Increase) decrease in fair value of derivatives	(0.2)	(1.9)	(1.8)

Income before income taxes	16.9	14.4	5.2

Income tax expense	6.6	5.9	2.3

Net income	10.3%	8.5%	2.9%

The Company’s revenues consist of:
•	Vehicle rental revenue generated from renting vehicles and related ancillary products and services sold to customers through company-owned stores, and
•	Other revenue generated from leasing vehicles to franchisees, continuing franchise and service fees, parking income and miscellaneous sources.

The Company’s expenses consist of:
•	Direct vehicle and operating expense related to the rental of revenue-earning vehicles to customers and the leasing of vehicles to franchisees,
•	Vehicle depreciation and lease charges net of gains and losses on vehicle disposal,
•	Selling, general and administrative expense, which primarily includes headquarters personnel expenses, advertising and marketing expenses, most IT expenses and administrative expenses,
•	Interest expense, net, which includes interest expense on vehicle-related debt and non-vehicle debt, net of interest earned on restricted and unrestricted cash, and
•	Long-lived asset impairment relates to the write-off of software no longer in use and property and equipment deemed to be impaired.

The Company’s (increase) decrease in fair value of derivatives consists of the changes in the fair market value of its interest rate swap and cap agreements that did not qualify for hedge accounting treatment.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Revenues
			$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,484.3	$1,473.0	$11.3	0.8%
Other	64.6	64.2	0.4	0.7%
Total revenues	$1,548.9	$1,537.2	$11.7	0.8%

Vehicle rental metrics:
Average number of vehicles operated	107,154	102,291	4,863	4.8%
Average revenue per day	$47.15	$48.55	($1.40)	(2.9%)
Number of rental days	31,482,339	30,338,815	1,143,524	3.8%
Vehicle utilization	80.5%	81.3%	(0.8) p.p.	N/	M

Vehicle rental revenue for 2011 increased 0.8%.  The Company experienced a 3.8% increase in rental days totaling $55.4 million, partially offset by a 2.9% decrease in revenue per day totaling $44.1 million.

Expenses
			$ Increase/	% Increase/
	2011	2010	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$751.5	$745.5	$6.0	0.8%
Vehicle depreciation and lease charges, net	271.0	299.2	(28.2)	(9.4%)
Selling, general and administrative	191.0	209.3	(18.3)	(8.7%)
Interest expense, net of interest income	77.4	89.3	(11.9)	(13.3%)
Long-lived asset impairment	-	1.1	(1.1)	(100.0%)
Total expenses	$1,290.9	$1,344.4	$(53.5)	(4.0%)

(Increase) decrease in fair value of derivatives	$(3.2)	$(28.7)	$25.5	(88.7%)

Direct vehicle and operating expenses increased $6.0 million, primarily due to an increase in the number of rental days during the period of 3.8%, partially offset by a significant reduction in insurance-related expenses.  As a percent of revenue, direct vehicle and operating expenses were 48.5% in 2011 and 2010.

The increase in direct vehicle and operating expenses in 2011 primarily resulted from the following:

➢
Vehicle-related expenses increased $27.3 million, which included an increase in gasoline expense of $12.6 million and an increase in toll and ticket expense of $4.4 million.  Increased sales of pre-paid fuel and toll road products are a focus for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.  Additionally, the Company experienced a $7.5 million increase in vehicle maintenance expense due to the increase in the rental fleet size and the number of higher mileage vehicles in the fleet compared to 2010, a $1.4 million increase in shuttling expense and a $0.7 million increase in general excise and surcharge taxes.  All other vehicle-related expenses increased $0.7 million.

➢	Litigation expense increased $1.7 million primarily due to recording a reserve in respect of a preliminary litigation settlement.

➢
Personnel-related expenses increased $0.4 million, primarily due to a $6.6 million increase in field employee salaries due to merit-based raises, a $1.5 million increase in rental agent commissions and $1.3 million of one-time incentives.  These increases were partially offset by a $5.6 million decrease in field employee salaries related to a decrease in the number of employees, a $1.5 million decrease in workers compensation expense due to favorable claims development, a $1.1 million decrease in group insurance expense due to favorable claims and lower number of personnel, and $0.8 million decrease in the vacation accrual.

➢
Vehicle insurance expenses decreased $21.6 million compared to 2010 as a result of reductions in provisions for future losses as well as reductions in insurance accrual rates in conjunction with semi-annual third-party actuarial reviews.  These decreases were driven by changes in loss development factors as a result of favorable claims development trends resulting from specific actions taken by the Company to lower its overall insurance costs.  Those steps included, among others, closing a significant number of local market locations and raising acceptable credit scores for eligible customers in order to reduce the likelihood of adverse selection in certain markets.  Additionally, the Company has implemented drivers’ license validation procedures and requires examinations under oath in order to reduce the risk of fraud and personal injury claims in certain markets.

➢	Communications and computer expenses decreased $1.6 million due to cost reduction initiatives.

Net vehicle depreciation and lease charges decreased $28.2 million. As a percent of revenue, net vehicle depreciation expense and lease charges were 17.5% in 2011, compared to 19.5% in 2010.

The decrease in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $44.4 million, primarily resulting from a 16.1% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 4.8% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, decreased $16.2 million from a $63.1 million gain in 2010 to a $46.9 million gain in 2011.  This decrease in gains on vehicle dispositions resulted from approximately 17,700 fewer units sold in 2011, partially offset by a higher average gain per unit in 2011 as compared to 2010.

Selling, general and administrative expenses for 2011 decreased $18.3 million.  As a percent of revenue, selling, general and administrative expenses were 12.3% in 2011, compared to 13.6% in 2010.

The decrease in selling, general and administrative expenses in 2011 primarily resulted from the following:

➢	Merger-related costs decreased $18.0 million.

➢	Outsourcing expenses decreased $1.4 million primarily due to a lower base fee paid to a third party service provider in 2011 as compared to 2010.

➢	Loyalty programs and commission expenses increased $1.4 million primarily due to increased rental days.

Net interest expense decreased $11.9 million in 2011 primarily due to lower average vehicle debt and lower interest rates, partially offset by higher amortization of deferred financing costs and a $2.7 million write-off of deferred financing fees related to the payoff of the Term Loan (hereinafter defined) and termination of the Series 2010-1 notes. As a percent of revenue, net interest expense was 5.0% in 2011, compared to 5.8% in 2010.

Long-lived asset impairment expense decreased $1.1 million in 2011, due to write-offs of software no longer in use during 2010 with no corresponding write-offs in 2011.

The change in fair value of the Company’s derivative agreements was an increase of $3.2 million in 2011 compared to an increase of $28.7 million in 2010, primarily due to the decrease in the amount of outstanding derivative agreements not designated as hedging instruments, as well as market changes in the interest rate yield curve and a reduction in the remaining term to maturity of the derivative agreements.

Income tax expense for 2011 was $101.7 million, compared to $90.2 million for 2010.  The Company reports taxable income for the U.S. and Canada in separate tax jurisdictions and establishes provisions separately for each jurisdiction.  On a separate, domestic basis, the U.S. effective tax rate approximates the statutory tax rate including the effect of state income taxes.  The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on  a consolidated basis.  The effective income tax rates for 2011 of 38.9% and 2010 of 40.7% were higher than the statutory rates principally due to state and local income taxes.  The decrease in state income tax rate was attributable to variations in the overall apportionment of income among states.

Operating Results

The Company had income before income taxes of $261.2 million in 2011 compared to income before income taxes of $221.4 million in 2010.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Revenues
			$ Increase/	% Increase/
	2010	2009	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,473.0	$1,472.9	$0.1	0.0%
Other	64.2	73.3	(9.1)	(12.5%)
Total revenues	$1,537.2	$1,546.2	$(9.0)	(0.6%)

Vehicle rental metrics:
Average number of vehicles operated	102,291	102,948	(657)	(0.6%)
Average revenue per day	$48.55	$48.11	$0.44	0.9%
Number of rental days	30,338,815	30,616,395	(277,580)	(0.9%)
Vehicle utilization	81.3%	81.5%	(0.2) p.p.	N/	M

Vehicle rental revenue remained basically flat with a 0.9% increase in revenue per day, offset by a 0.9% decrease in rental days.  On a same store basis, vehicle rental revenue was up 1.6% in 2010 compared to 2009, due to company-owned store closures in 2009.

Other revenue decreased $9.1 million. This decrease was primarily due to a $9.5 million decline in leasing revenue, primarily due to the termination of a substantial portion of the licensee vehicle leasing program during 2009 and a $1.8 million decrease in the market value of investments in the Company’s deferred compensation and retirement plans, partially offset by an increase of $1.8 million in fees and services revenue derived from franchisees. The revenue relating to the deferred compensation and retirement plans is attributable to the mark-to-market valuation of the corresponding investments and is offset in selling, general and administrative expenses and, therefore, has no impact on net income.

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

➢
Vehicle-related costs decreased $5.5 million.  This decrease is due primarily to a decrease in vehicle repairs and maintenance expense of $9.5 million, resulting from operating a newer and slightly reduced average fleet in 2010 compared to 2009, a $5.4 million decrease in vehicle insurance expenses primarily due to a change in insurance reserves resulting from favorable developments in claim history and a $2.3 million decrease in net vehicle damages resulting from improved damage recovery collections.  The decreases were partially offset by a $7.8 million increase in gasoline expense resulting primarily from higher average gas prices, which is generally recovered in revenues from customers, and a $5.6 million increase in vehicle tag and tax expense, which is also a result of operating a newer average fleet in 2010 compared to 2009.

➢
Personnel-related expenses decreased $4.9 million.  Approximately $3.5 million of the decrease resulted from a reduction in the number of employees attributable to lower transaction levels and continued cost efficiency initiatives, while the Company also realized a $3.9 million decrease in group insurance expense due to favorable claims and reductions in personnel.  These decreases were partially offset by a $1.6 million increase in the vacation accrual due to a related policy change beginning in 2010, coupled with a $0.9 million increase in incentive compensation expense for 2010.

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

➢
Net vehicle gains on disposal of risk vehicles (reductions to net vehicle depreciation and lease charges), which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing vehicle depreciation and lease charges, increased  $28.0 million from a $35.1 million gain in 2009 to a $63.1 million gain in 2010.  This increase in gains on vehicle dispositions resulted from more units sold during 2010 and a higher average gain per unit as compared to 2009, attributable to a stronger resale market in 2010 compared to 2009.

➢	Lease charges for vehicles leased from third parties decreased $0.4 million in 2010.

Selling, general and administrative expenses for 2010 increased $9.0 million.  As a percent of revenue, selling, general and administrative expenses were 13.6% in 2010, compared to 13.0% in 2009.

The increase in selling, general and administrative expenses in 2010 resulted from the following:

➢	Merger-related costs incurred in 2010 totaled $22.6 million.

➢	Outsourcing expenses decreased $6.2 million due primarily to a lower fee attributable to fewer IT-related projects and to a greater number of capitalizable projects in 2010 as compared to 2009.

➢	Outside services expense decreased $3.6 million primarily due to reduced consulting expense.

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

The change in fair value of the Company’s derivative agreements was an increase of $28.7 million in 2010 compared to an increase of $28.8 million in 2009, due to market changes in the interest rate yield curve and shorter time to maturity of the derivative agreements.

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

The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under secured vehicle financing programs, cash provided from operations and proceeds from the disposal of used vehicles.  The Company uses both cash and letters of credit to support asset-backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs, and for other purposes.  The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, sales proceeds from disposal of used vehicles and availability under the New Revolving Credit Facility.

The Company believes that its cash generated from operations, cash balances, availability under the New Revolving Credit Facility and secured vehicle financing programs are adequate to meet its liquidity requirements for the near future.  The Company has asset-backed medium-term note maturities totaling $500 million that amortize in equal monthly installments from February 2012 through July 2012.  The Company added $500 million of asset-backed medium-term notes in July 2011 through the issuance of its Series 2011-1 notes and $400 million of asset-backed medium-term notes in October 2011 through the issuance of the Series 2011-2 notes as well as extended and increased the Series 2010-3 variable funding notes (“VFN”) from $450 million to $600 million in September 2011.  The Company further modified its fleet debt capacity by terminating the $200 million Series 2010-1 VFN and the $300 million Series 2010-2 VFN in October 2011.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  The letters of credit are provided under the Company’s New Revolving Credit Facility.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the Series 2011-1 notes, the Series 2011-2 notes and the Series 2010-3 VFN are approximately 45%, compared to 30% on the Series 2007-1 notes.  Based on expected future peak fleet levels and the scheduled amortization of the Series 2007-1 notes, which will begin in February 2012, the Company expects to provide up to $75 million of additional enhancement in 2012 compared to 2011 levels.

Operating Activities

Net cash generated by operating activities of $567.3 million, $461.9 million and $535.9 million for 2011, 2010 and 2009, respectively, are primarily the result of net income adjusted for depreciation expense and income taxes.

Investing Activities

Net cash used in investing activities was $402.5 million for 2011.  The principal expenditure of cash from investing activities was for purchases of new revenue-earning vehicles, which totaled $1.2 billion, partially offset by the sale of revenue-earning vehicles, which totaled $0.8 billion.  Cash and cash equivalents – required minimum balance was eliminated in February 2011 as the $100 million requirement under the Company’s financing arrangements was eliminated (see Item 8 – Note 1 of Notes to Consolidated Financial Statements).  Additionally, restricted cash and investments decreased $75.9 million from December 31, 2010.  The Company also used cash for non-vehicle capital expenditures of $16.6 million in 2011.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and IT-related projects.  The Company estimates non-vehicle capital expenditures to be approximately $25 million in 2012 related to airport facility projects and IT equipment and systems.

Net cash used in investing activities was $59.1 million for 2010.  The principal component of cash used in investing activities was for purchases of new revenue-earning vehicles, which totaled $1.2 billion, partially offset by proceeds from the sale of revenue-earning vehicles, which totaled $0.9 billion.  In addition, restricted cash and investments decreased $345.1 million from December 31, 2009, primarily due to the repayment of the Series 2005-1 notes.

The Company also used cash for non-vehicle capital expenditures of $23.0 million in 2010.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and IT-related projects.

Net cash provided by investing activities was $279.0 million for 2009.  The principal component of cash provided by investing activities was the sale of revenue-earning vehicles, which totaled $1.5 billion in proceeds.  This source of cash was partially offset by the purchase of revenue-earning vehicles, which totaled $1.1 billion, and the $100 million of cash and cash equivalents required to be maintained at all times under the Senior Secured Credit Facilities and separately identified on the balance sheet as cash and cash equivalents – required minimum balance.  Restricted cash at December 31, 2009 increased $26.0 million from the previous year, including $22.8 million available for vehicle purchases or debt service, coupled with $3.2 million of interest income earned on restricted cash and investments.  Non-vehicle capital expenditures were $15.5 million in 2009.  These expenditures consisted primarily of airport facility improvements for the Company’s rental locations and investments in IT-related equipment and systems.

Financing Activities

Net cash used in financing activities was $119.3 million in 2011 primarily due to a $100 million forward stock repurchase agreement entered into and pre-funded in November 2011 to buyback Company shares.  The Company also paid $14.8 million in deferred financing costs associated with the issuance of the Series 2011-1 notes, Series 2011-2 notes and renewal of Series 2010-3 VFN.  In 2011, the Company made payments of $1.5 billion primarily including $500 million of scheduled debt repayments on the Series 2006-1 notes, $830 million of reductions to the amounts drawn under the Series 2010 VFNs, and $148 million of principal payments on the Term Loan.  These payments were offset by $1.5 billion in borrowings under the Series 2011-1 notes, the Series 2011-2 notes, the Series 2010-3 VFN and the Series 2010-2 VFN.

Net cash used in financing activities was $340.1 million in 2010, primarily due to $400 million of scheduled debt repayments on the Series 2005-1 notes and $100 million of scheduled debt repayments on the Series 2006-1 notes, as well as a net reduction in Canadian debt of $20 million and a $10 million scheduled repayment of the Term Loan. The Company also paid $11.8 million in deferred financing costs associated with the issuance of the Series 2010-1 VFN, Series 2010-2 VFN and Series 2010-3 VFN.  These uses of cash were partially offset by the issuance of the Series 2010-1 VFN totaling $200 million.

Net cash used in financing activities was $644.1 million in 2009, primarily due to the repayment of amounts outstanding under the Company’s liquidity and conduit facilities in the amount of $274.9 million and $215.0 million, respectively.  Additionally, due to the non-renewal of its vehicle manufacturer and bank lines of credit, the Company repaid $233.7 million of debt outstanding under these arrangements.  The Company also prepaid $20 million of the Term Loan and paid $6.6 million in deferred financing cost associated with amendments to the Senior Secured Credit Facilities.   The Company also paid $6.6 million in fees related to the issuance of an additional 6.6 million shares of common stock in November 2009.  These uses of cash were partially offset by $129.6 million of proceeds from the issuance of common stock.

Contractual Obligations and Commitments

The Company has various contractual commitments primarily related to asset-backed medium-term notes, asset-backed VFNs, airport concession fee and operating lease commitments related to airport and other facilities (some consisting of minimum annual guarantees as defined in the lease agreements), technology contracts, and vehicle purchases.  The Company expects to fund these commitments with existing cash resources, cash generated from operations, sales proceeds from disposal of used vehicles and future issuances of asset-backed notes as existing notes mature.

The following table provides details regarding the Company’s contractual cash obligations and other commercial commitments subsequent to December 31, 2011:

	Payments due or commitment expiration by period
	(in thousands)

				Beyond
	2012	2013-2014	2015-2016	2016	Total
Contractual cash obligations:
Asset-backed medium-term notes (1)	$528,177	$452,437	$503,048	$-	$1,483,662
Asset-backed variable funding notes (1)	4,800	4,800	-	-	9,600
Total debt and other obligations	532,977	457,237	503,048	-	1,493,262

Operating lease commitments	40,429	58,189	37,511	48,333	184,462
Airport concession fee commitments	98,351	147,714	80,996	130,771	457,832
Vehicle purchase commitments	1,255,589	-	-	-	1,255,589
Other commitments	23,682	31,086	-	-	54,768
Total contractual cash obligations	$1,951,028	$694,226	$621,555	$179,104	$3,445,913

Other commercial commitments:
Letters of credit	$127,489	$75,600	$-	$-	$203,089

(1)
Further discussion of asset-backed medium-term notes and asset-backed VFNs appears below and in Item 8 - Note 8 of Notes to Consolidated Financial Statements.  Amounts include principal, interest and facility fee commitment payments on undrawn facilities.  Amounts exclude related discounts, where applicable. Interest payments for fixed rate notes are calculated based on the stated rate and for floating rate notes are calculated based on the forward LIBOR curve or commercial paper rates, as applicable.

The Company also has self-insured liabilities related to third-party bodily injury and property damage claims totaling $86.5 million that are not included in the contractual obligations and commitments table above.  See Item 8 - Notes 1 and 14 of Notes to Consolidated Financial Statements.

Asset-Backed Medium-Term Notes

The asset-backed medium-term note program at December 31, 2011 was comprised of $1.4 billion in asset-backed medium-term notes with maturities in 2012 through 2015. Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things.  The Series 2007-1 notes of $500 million are floating rate notes that were previously effectively converted to fixed rate notes through the entry into swap agreements.  On December 28, 2011, the Company terminated its swap agreements related to the Series 2007-1 notes and paid a termination fee of $8.8 million to settle the liability. The remaining unamortized value of the hedge in accumulated other comprehensive income (loss) on the balance sheet will be reclassified into earnings as interest expense over the remaining term of the related debt through July 2012.  The Series 2011-1 notes, with a fixed blended interest rate of 2.81%, are comprised of $420 million principal amount Class A notes with a fixed interest rate of 2.51% and $80 million principal amount of Class B notes with a fixed interest rate of 4.38%. The Series 2011-2 notes of $400 million have a fixed interest rate of 3.21%.  Proceeds from the asset-backed medium-term notes that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $346.8 million at December 31, 2011.

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011. The Series 2007-1 notes will begin scheduled amortization in February 2012 and will amortize over a six-month period. The scheduled amortization period for the Series 2007-1 notes, which are insured by Financial Guaranty Insurance Company (“FGIC”), may be accelerated under certain circumstances, including an event of bankruptcy with respect to FGIC. The Series 2011-1 notes are expected to begin scheduled amortization in September 2014, and will amortize over a six-month period. The Series 2011-2 notes are expected to begin scheduled amortization in December 2014 and will amortize over a six-month period.

Variable Funding Notes

VFNs at December 31, 2011 were comprised of $600 million in U.S. fleet financing capacity that may be drawn and repaid from time to time in whole or in part during the revolving period, which ends in September 2013.

In October 2011, the Series 2010-1 and Series 2010-2 VFNs were terminated as a result of the renewal and increase of the Series 2010-3 VFN and the issuance of the Series 2011-2 notes.

The Series 2010-3 VFN of $600 million was undrawn at December 31, 2011. At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final expected payment date in December 2013. The Series 2010-3 VFN requires a maximum leverage ratio of 3.0 to 1.0, a minimum interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the covenants in the New Revolving Credit Facility.

Canadian Fleet Financing

On April 18, 2011, due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program. Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $64.9 million (US $63.5 million) as of December 31, 2011.

Senior Secured Credit Facilities

On August 31, 2011, the Company repaid the outstanding balance of $143.1 million under the term loan (the “Term Loan”) and terminated the Term Loan portion of its senior secured credit facilities (the “Senior Secured Credit Facilities”).  Accordingly, at December 31, 2011, the Company’s Senior Secured Credit Facilities was comprised of only the $231.3 million revolving credit facility (the “Revolving Credit Facility”) which was refinanced and terminated on February 16, 2012.  The Senior Secured Credit Facilities contained certain financial and other covenants and were collateralized by a first priority lien on substantially all material non-vehicle assets and certain vehicle assets not pledged as collateral under a vehicle financing facility.  The Company had letters of credit outstanding under the Revolving Credit Facility of $144.3 million for U.S. enhancement and $54.7 million in general purpose letters of credit with remaining available capacity of $32.3 million at December 31, 2011.

On February 16, 2012, the Company terminated its existing Senior Secured Credit Facilities and replaced it with the $450 million New Revolving Credit Facility that expires in February 2017.  Under the New Revolving Credit Facility, the Company is subject to a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0, and a minimum corporate EBITDA requirement of $75 million.  In addition, the New Revolving Credit Facility contains covenants restricting our ability to undertake certain activities, including, among others, restrictions on the Company’s ability to incur additional indebtedness, make loans, acquisitions or other investments, grant liens on its property, dispose of assets, pay dividends or conduct stock repurchases, make capital expenditures or engage in certain transactions with affiliates.

Under the New Revolving Credit Facility, certain restrictions were relaxed or extended from the Senior Secured Credit Facilities, so that we have the ability (subject to specified conditions and limitations), among other things, to incur up to $400 million of unsecured notes of the Company, to enter into permitted acquisitions of up to $250 million in the aggregate during the term of the New Revolving Credit Facility and to incur financing and assume indebtedness in connection therewith, and to make investments in our U.S. special-purpose financing entities (including RCFC) and our Canadian special-purpose financing entities, in aggregate amounts at any time outstanding of up to $750 million and $150 million, respectively.  In addition, we renewed and extended our ability, subject to certain limitations, to make dividend, stock repurchase and other restricted payments under the New Revolving Credit Facility, in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of December 31, 2011.

Debt Servicing Requirements

The Company will continue to have substantial debt and debt service requirements under its financing arrangements.  As of December 31, 2011, the Company’s consolidated funded debt and other obligations totaled approximately $1.4 billion, all of which was secured debt for the purchase of vehicles.  All of the Company’s vehicle debt is issued by special purpose finance entities as described herein, all of which are fully consolidated into the Company’s financial statements.  The Company has scheduled annual principal payments for vehicle debt of $500 million in 2012, $400 million in 2014 and $500 million in 2015.

The Company intends to use existing cash resources and cash generated from operations to fund non-vehicle capital expenditures, subject to restrictions under its debt instruments, and existing cash resources, cash generated from operations and proceeds from the sale of vehicles for debt service and vehicle purchases. The Company has historically repaid its debt and funded its capital investments (aside from growth in its rental fleet) with cash provided from operations and from the sale of vehicles. The Company has funded growth in its rental fleet by incurring additional secured vehicle debt and with cash generated from operations.

The Company has significant requirements for bonds and letters of credit to support its insurance programs, airport concession and other obligations.  At December 31, 2011, various insurance companies had issued $47.4 million in surety bonds and various banks had issued $58.8 million in letters of credit (primarily under the Senior Secured Credit Facilities) to secure these obligations. At December 31, 2011, these surety bonds and letters of credit had not been drawn upon.

Interest Rate Risk

The Company’s results of operations depend significantly on prevailing interest rates because of the large amount of debt it incurs to purchase vehicles. In addition, the Company is exposed to increases in interest rates because a portion of its debt bears interest at floating rates. The Company estimates that, in 2012, approximately 40% of its average debt will bear interest at floating rates.  See Item 8 - Note 8 of Notes to Consolidated Financial Statements.

Like-Kind Exchange and Tax Programs

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

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  During the first quarter of 2011, the Company received federal tax refunds of $50 million based on overpayments of estimated taxes made in 2010, as a result of the enactment of the Small Business and Tax Relief Acts.

The Like-Kind Exchange Program has historically increased the amount of cash and investments restricted for the purchase of replacement vehicles, especially during seasonally reduced fleet periods.  At December 31, 2011, restricted cash and investments totaled $353.3 million and are restricted for the acquisition of revenue-earning vehicles and other specified uses as defined under asset-backed financing programs and the Like-Kind Exchange Program.  The majority of the restricted cash and investments balance is normally utilized in the second and third quarters for seasonal purchases.

Inflation

The increased acquisition cost of vehicles is the primary inflationary factor affecting the Company. Many of the Company’s other operating expenses are also expected to increase with inflation. Management does not expect that the effect of inflation on the Company’s overall operating costs will be greater for the Company than for its competitors.  Inflation did not have a material impact on the Company’s results of operations for the three years in the period ended December 31, 2011.

Critical Accounting Policies and Estimates

As with most companies, the Company must exercise judgment due to the level of subjectivity used in estimating certain costs included in its results of operations.  The more significant items include:

Revenue-earning vehicles and related vehicle depreciation expense – Revenue-earning vehicles are stated at cost, net of related discounts.  At December 31, 2011, approximately 96% of the Company’s fleet consisted of Non-Program Vehicles.

The Company must estimate the expected residual values of Non-Program Vehicles at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as expected used vehicle auction market conditions.  The Company reevaluates estimated residual values at least quarterly and adjusts depreciation rates as appropriate.  Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense at the time of sale.  If the actual timing of disposal is either shorter or longer than the life used for depreciation purposes, then a loss or gain could result on sale.  A one percent change in the expected residual value of Non-Program Vehicles sold during 2011 would have impacted vehicle depreciation expense net by $5.0 million.  The average holding term for Non-Program Vehicles was approximately 18 to 22 months for 2011.

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

Vehicle insurance reserves – The Company self-insures or retains a portion of the exposure for losses related to bodily injury and property damage liability claims along with the risk retained for the supplemental liability insurance program.  The obligation for Vehicle Insurance Reserves represents an estimate of both reported accident claims not yet paid and claims incurred but not yet reported, up to the Company’s risk retention level.  The Company records expense related to Vehicle Insurance Reserves on a monthly basis based on rental volume and projections of ultimate losses, expenses, premiums and administrative costs that are derived from historical accident claim experience and trends.  Management monitors the adequacy of the liability and monthly accrual rates based on third-party actuarial analysis of the development of the claim reserves, the accident claim history and rental volume.  Since the ultimate disposition of the claims is uncertain, the likelihood of materially different results is possible.  However, the potential volatility of these estimates is reduced due to the frequency of actuarial reviews and significant historical data available for similar claims.

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

2012 Outlook

The Company expects an improving U.S. travel market and a strong used vehicle market in 2012.  The Company is providing the following guidance for 2012 with respect to key drivers of its business model:

•	Vehicle rental revenues are projected to be up 3 – 5 percent compared to 2011.
•	Vehicle depreciation costs for the full year of 2012 are expected to be within a range of $220 to $240 per vehicle per month.

o	The Company is utilizing a Manheim index of 124 for the full year of 2012 for purposes of estimating residual values and depreciation rates.

o
Gains on sales of vehicles in 2012 are expected to moderate significantly on both an aggregate dollar and per unit basis compared to vehicle gains recorded in 2011.  This decrease is the result of continued refinements of residual value assumptions to more closely align with market conditions at the time of sale.

•
Interest expense is expected to decline significantly on a year-over-year basis, primarily as a result of lower overall interest rates on the Company’s fleet financing facilities as compared to the fixed rates on matured and maturing financing facilities, and the repayment of all of the Company’s corporate debt in 2011.  These decreases will be partially offset by higher rates on the New Revolving Credit Facility and the expected re-leveraging of the Canadian fleet.

Based on the above expectations, for the full year of 2012, the Company is targeting earnings per share (“EPS”) to be within a range of $4.60 to $5.20 per diluted share, and Corporate Adjusted EBITDA to be within a range of $275 million to $300 million.

See below for the reconciliation of the Corporate Adjusted EBITDA:

	Full Year
	2012	2011	2010
	(in millions)
Reconciliation of Pretax income to	(forecasted)	(actual)	(actual)
Corporate Adjusted EBITDA

Pretax income	$231 - $256	$261	$221

(Increase) decrease in fair value of derivatives (a)	-	(3)	(29)
Non-vehicle interest expense	10	11	10
Non-vehicle depreciation	19	19	20
Amortization	7	7	7
Non-cash stock incentives	8	3	5
Long-lived asset impairment	-	-	1
Merger-related expenses (b)	-	5	23

Corporate Adjusted EBITDA, excluding merger-related expenses	$275 - $300	$303	$258

(a) No amounts were forecasted for 2012.

(b) Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table provides information about the Company’s market sensitive financial instruments and constitutes a “forward-looking statement.”  The Company’s primary market risk exposure is volatility of interest rates, primarily in the United States.  Historically, the Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap and cap agreements (see Item 8 - Note 9 of Notes to Consolidated Financial Statements).  All items described are non-trading and are stated in U.S. dollars.  Foreign exchange risk is immaterial to the consolidated results and financial condition of the Company. The fair value and average receive rate of the interest rate swaps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	2011
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates	$500,000	$-	$-	$-	$-	$-	$500,000	$495,820

Weighted average interest rates (1)	0.80%	-	-	-	-	-

Vehicle debt and obligations-
fixed rates	$-	$-	$400,000	$500,000	$-	$-	$900,000	$899,292

Weighted average interest rates	-	-	2.88%	3.08%	-	-

(1)  The swap related to the Series 2007-1 notes was terminated on December 28, 2011 and the unamortized value remaining in other comprehensive income (loss) of $8.8 million will amortize into interest expense through July 2012.

								Fair Value
Expected Maturity Dates								December 31,
as of December 31, 2010	2011	2012	2013	2014	2015	Thereafter	Total	2010
(in thousands)

Debt:

Vehicle debt and obligations-
floating rates (1)	$500,000	$700,000	$-	$-	$-	$-	$1,200,000	$1,178,875

Weighted average interest rates	0.80%	2.13%	-	-	-	-

Vehicle debt and obligations-
fixed rates	$-	$-	$-	$-	$-	$-	$-	$-

Weighted average interest rates	-	-	-	-	-	-

Vehicle debt and obligations-
Canadian dollar denominated	$49,118	$-	$-	$-	$-	$-	$49,118	$49,118

Weighted average interest rates	3.43%	-	-	-	-	-

Non-vehicle debt - term loan	$10,000	$10,000	$128,125	$-	$-	$-	$148,125	$146,459

Weighted average interest rates	2.89%	3.60%	4.70%	-	-	-

Interest Rate Swaps:

Variable to Fixed	$500,000	$500,000	$-	$-	$-	$-	$1,000,000	$1,036,888
Average pay rate	5.27%	5.16%	-	-	-	-
Average receive rate	0.39%	1.10%	-	-	-	-

(1)  Floating rate vehicle debt and obligations include $500 million relating to the Series 2006-1 notes and the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN.

Interest rate sensitivity – Based on the Company’s level of floating rate debt (excluding notes with floating interest rates swapped into fixed interest rates) at December 31, 2011, a 50 basis point fluctuation in short-term interest rates would have an approximate $2 million impact on the Company’s expected pretax income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the 2011 information presented in the financial statement schedule listed in the Index at Item 15.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.   We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2011 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries at December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tulsa, Oklahoma
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited the accompanying consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2010.  Our audits also included the 2010 and 2009 information presented in the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Tulsa, Oklahoma
February 28, 2011

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009
(In Thousands Except Per Share Data)

	2011	2010	2009
REVENUES:
Vehicle rentals	$1,484,324	$1,473,023	$1,472,918
Other	64,604	64,137	73,331
Total revenues	1,548,928	1,537,160	1,546,249

COSTS AND EXPENSES:
Direct vehicle and operating	751,468	745,535	768,456
Vehicle depreciation and lease charges, net	270,957	299,200	426,092
Selling, general and administrative	191,043	209,341	200,389
Interest expense, net of interest income of
$1,467, $1,584 and $6,218, respectively	77,462	89,303	96,560
Long-lived asset impairment	-	1,057	2,592
Total costs and expenses	1,290,930	1,344,436	1,494,089

(Increase) decrease in fair value of derivatives	(3,244)	(28,694)	(28,848)

INCOME BEFORE INCOME TAXES	261,242	221,418	81,008

INCOME TAX EXPENSE	101,692	90,202	35,986

NET INCOME	$159,550	$131,216	$45,022

BASIC EARNINGS PER SHARE	$5.51	$4.58	$1.98

DILUTED EARNINGS PER SHARE	$5.11	$4.34	$1.88

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(In Thousands Except Share and Per Share Data)

	2011	2010
ASSETS

Cash and cash equivalents	$508,648	$463,153
Cash and cash equivalents-required minimum balance	-	100,000
Restricted cash and investments	353,265	277,407
Receivables, net	95,360	69,456
Prepaid expenses and other assets	65,959	67,482
Revenue-earning vehicles, net	1,467,835	1,341,822
Property and equipment, net	84,278	90,228
Income taxes receivable	18,786	65,803
Software, net	21,535	24,177

Total assets	$2,615,666	$2,499,528

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$54,377	$45,483
Accrued liabilities	124,185	167,545
Deferred income tax liability	342,962	242,930
Vehicle insurance reserves	86,515	107,720
Debt and other obligations	1,399,955	1,397,243
Total liabilities	2,007,994	1,960,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
36,048,606 and 35,197,167 issued, respectively, and
29,556,887 and 28,763,452 outstanding, respectively	361	352
Additional capital	848,843	940,844
Accumulated deficit	(2,419)	(161,969)
Accumulated other comprehensive loss	(7,617)	(12,329)
Treasury stock, at cost (6,491,719 and 6,433,715 shares, respectively)	(231,496)	(228,291)
Total stockholders' equity	607,672	538,607

Total liabilities and stockholders' equity	$2,615,666	$2,499,528

See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009
(In Thousands Except Share and Per Share Data)

				Retained	Accumulated
	Common Stock			Earnings	Other			Total
	$.01 Par Value		Additional	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity

BALANCE, January 1, 2009	28,039,658	$280	$803,304	$(338,207)	$(29,388)	(6,414,906)	$(227,569)	$208,420

Issuance of common shares for director compensation	49,995	1	531	-	-	-	-	532
Tax benefit of stock option transactions	-	-	1,281	-	-	-	-	1,281
Stock option transactions	136,500	1	2,289	-	-	-	-	2,290
Share-based payment plans	-	-	4,698	-	-	-	-	4,698
Issuance of common stock in settlement of vested performance shares	64,190	1	-	-	-	-	-	1
Issuance of common stock in settlement of vested restricted stock	48,508	-	-	-	-	-	-	-
Public stock offering, net of fees	6,612,500	66	120,590					120,656
Comprehensive income:
Net income				45,022				45,022
Interest rate swap					8,662			8,662
Foreign currency translation					2,352			2,352
Total comprehensive income								56,036

BALANCE, DECEMBER 31, 2009	34,951,351	349	932,693	(293,185)	(18,374)	(6,414,906)	(227,569)	393,914

Tax benefit of stock option transactions	-	-	381	-	-	-	-	381
Stock option transactions	172,733	2	2,985	-	-	-	-	2,987
Share-based payment plans	-	-	4,785	-	-	-	-	4,785
Issuance of common stock in settlement of vested performance shares	35,910	-	-	-	-	(11,818)	(382)	(382)
Issuance of common stock in settlement of vested restricted stock	37,173	1	-	-	-	(6,991)	(340)	(339)
Comprehensive income:
Net income				131,216				131,216
Interest rate swap					5,543			5,543
Foreign currency translation					502			502
Total comprehensive income								137,261

BALANCE, DECEMBER 31, 2010	35,197,167	352	940,844	(161,969)	(12,329)	(6,433,715)	(228,291)	538,607

Stock option transactions	672,394	7	4,765	-	-	-	-	4,772
Share-based payment plans	-	-	3,234	-	-	-	-	3,234
Issuance of common stock in settlement of vested performance shares	145,428	2	-	-	-	(52,388)	(2,747)	(2,745)
Issuance of common stock in settlement of vested restricted stock	33,617	-	-	-	-	(5,616)	(458)	(458)
Forward stock repurchase agreement	-	-	(100,000)	-	-	-	-	(100,000)
Comprehensive income:
Net income				159,550				159,550
Interest rate swap					10,259			10,259
Foreign currency translation					(5,547)			(5,547)
Total comprehensive income								164,262

BALANCE, DECEMBER 31, 2011	36,048,606	$361	$848,843	$(2,419)	$(7,617)	(6,491,719)	$(231,496)	$607,672
See notes to consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009
(In Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,550	$131,216	$45,022
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation:
Vehicle depreciation	317,814	362,233	460,660
Non-vehicle depreciation	19,381	20,190	19,200
Net gains from disposition of revenue-earning vehicles	(46,887)	(63,084)	(35,086)
Amortization	7,505	7,290	7,994
Performance share incentive, stock option and restricted stock plans	3,234	4,785	4,698
Interest income earned on restricted cash and investments	(397)	(653)	(3,202)
Long-lived asset impairment	-	1,057	2,592
Provision for (recovery of) losses on receivables	43	(399)	3,129
Deferred income taxes	86,652	76,957	16,854
Change in fair value of derivatives	(3,244)	(28,694)	(28,848)
Change in assets and liabilities, net of acquisitions:
Income taxes payable/receivable	47,017	(61,357)	(3,220)
Receivables	(7,675)	6,442	28,574
Prepaid expenses and other assets	14,433	6,337	12,275
Accounts payable	2,810	(1,531)	(2,522)
Accrued liabilities	(6,472)	1,687	6,761
Vehicle insurance reserves	(21,205)	(864)	(1,726)
Other	(5,265)	329	2,769

Net cash provided by operating activities	567,294	461,941	535,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(1,168,532)	(1,239,088)	(1,060,251)
Revenue-earning vehicles - Proceeds from sales	757,766	856,775	1,477,368
Change in cash and cash equivalents - required minimum balance	100,000	-	(100,000)
Net change in restricted cash and investments	(75,461)	345,786	(22,750)
Property, equipment and software - Purchases	(16,633)	(23,031)	(15,508)
Property, equipment and software - Proceeds from sales	359	464	104
Acquisition of businesses, net of cash acquired	-	-	(8)

Net cash provided by (used in) investing activities	(402,501)	(59,094)	278,955

			(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009
(In Thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	1,537,903	526,876	44,781
Payments of vehicle debt and other obligations	(1,387,073)	(847,448)	(785,225)
Payments of non-vehicle debt	(148,125)	(10,000)	(20,000)
Issuance of common shares	4,774	2,988	129,583
Common stock offering costs	-	-	(6,635)
Net settlement of employee withholding taxes on share-based awards	(3,205)	(722)	-
Early termination of interest rate swap	(8,815)	-	-
Forward stock repurchase agreement	(100,000)	-	-
Financing issue costs	(14,757)	(11,792)	(6,615)

Net cash used in financing activities	(119,298)	(340,098)	(644,111)

CHANGE IN CASH AND CASH EQUIVALENTS	45,495	62,749	170,768

CASH AND CASH EQUIVALENTS:
Beginning of year	463,153	400,404	229,636

End of year	$508,648	$463,153	$400,404

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Interest	$66,559	$82,923	$96,569
Income taxes to (from) taxing authorities	$(31,965)	$74,745	$22,350

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles
included in receivables	$23,611	$5,340	$33,704
Purchases of revenue-earning vehicles included in
accounts payable	$5,707	$1,261	$370
Purchases of property, equipment and software included
in accounts payable	$2,309	$671	$2,914

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Dollar Rent A Car, Inc., Thrifty, Inc. and Rental Car Finance Corp. (“RCFC”).  Thrifty, Inc. is the parent company of Thrifty Car Sales, Inc. and Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  RCFC is a special purpose financing entity, which was formed in 1995 and is appropriately consolidated with DTG and subsidiaries.  RCFC is a separate legal entity whose assets are not available to satisfy any claims of creditors of DTG or any of its other subsidiaries. The term the “Company” is used to refer to DTG, individually or collectively with its consolidated subsidiaries, as the context may require. Dollar Rent A Car, Inc., the Dollar brand and DTG Operations, Inc. operating under the Dollar brand are individually and collectively referred to hereinafter as “Dollar”.  Thrifty, Inc., Thrifty Rent-A-Car System, Inc., Thrifty Car Sales, Inc., the Thrifty brand and DTG Operations, Inc. operating under the Thrifty brand are individually and collectively referred to hereinafter as “Thrifty”.  Intercompany accounts and transactions have been eliminated in consolidation.

Nature of Business – The Company operates in the U.S. and Canada, and through its Dollar and Thrifty brands is primarily engaged in the business of the daily rental of vehicles to business and leisure customers through company-owned stores.  The Company also sells vehicle rental franchises worldwide and provides sales and marketing, reservations, data processing systems, insurance and other services to franchisees. RCFC provides vehicle financing to the Company.

Estimates – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements.  Actual results could differ materially from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.

Cash and Cash Equivalents – Required Minimum Balance – In 2009, the Company amended its Senior Secured Credit Facilities (hereinafter defined).  Under the terms of that amendment, the Company was required to maintain a minimum of $100 million at all times. In February 2011, the Company further amended its Senior Secured Credit Facilities, eliminating the requirement to maintain a minimum of $100 million of cash and cash equivalents and replacing it with certain other covenants.

Restricted Cash and Investments – Restricted cash and investments are restricted for the acquisition of vehicles and other specified uses under the rental car asset-backed note indenture and other agreements (Note 8).  A portion of these funds is restricted due to the Like-Kind Exchange Program (hereinafter defined) for deferred tax gains on eligible vehicle remarketing.  As permitted by the indenture, these funds are primarily held in highly rated money market funds with investments primarily in government and corporate obligations. Restricted cash and investments are excluded from cash and cash equivalents. Interest earned on restricted cash and investments was $0.4 million, $0.7 million and $3.2 million, for 2011, 2010 and 2009, respectively, and remains in restricted cash and investments.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, cash and cash equivalents – required minimum balance, restricted cash and investments, interest rate swaps and caps, vehicle manufacturer receivables and trade receivables. The Company limits its exposure on cash and cash equivalents, cash and cash equivalents – required minimum balance and restricted cash and investments by investing in Aaa or P-1 rated funds and short-term time deposits with a diverse group of high quality financial institutions. The Company’s exposure relating to interest rate swaps and caps is mitigated by diversifying the financial instruments among various counterparties, which consist of major financial institutions.  Receivables from vehicle manufacturers consist primarily of amounts due under guaranteed residual, buyback, incentive and promotion programs.  The Company’s financial condition and results of operations could be adversely affected if one or more of its primary vehicle manufacturers were unable to meet their obligations to the Company.  Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across different geographic areas.  Additionally, the Company limits its exposure to credit risk through performing credit reviews and monitoring the financial strength of its significant accounts.

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

Revenue-Earning Vehicles and Related Vehicle Depreciation Expense – Revenue-earning vehicles are stated at cost, net of related discounts.  At December 31, 2011, Non-Program Vehicles accounted for approximately 96% of the Company’s total fleet.

The Company must estimate the expected residual values of Non-Program Vehicles at the expected time of disposal to determine monthly depreciation rates. The estimation of residual values requires the Company to make assumptions regarding the age and mileage of the car at the time of disposal, as well as the general used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals. The Company evaluates estimated residual values at least quarterly, and adjusts depreciation rates accordingly, on a prospective basis.  Differences between actual residual values and those estimated by the Company result in a gain or loss on disposal and are recorded as an adjustment to depreciation expense. Actual timing of disposal either shorter or longer than the life used for depreciation purposes could result in a loss or gain on sale.  Vehicle rental companies bear residual value risk for these vehicles, which are referred to as “Non-Program Vehicles”.  Generally, the average holding term for Non-Program Vehicles is approximately 18 to 22 months.

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

Property and Equipment – Property and equipment are recorded at cost and are depreciated using principally the straight-line method over the estimated useful lives of the related assets. Estimated useful lives generally range from ten to 30 years for buildings and improvements and one to seven years for furniture and equipment. Leasehold improvements are amortized over the estimated useful lives of the related assets or leases, whichever is shorter.

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

Long–Lived Assets – The Company reviews the value of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based upon estimated future cash flows and records an impairment charge, equaling the excess of the carrying value over the estimated fair value, if the carrying value exceeds estimated future cash flows.

Accounts Payable – Book overdrafts of $19.0 million and $17.0 million, which represent outstanding checks not yet presented to the bank, are included in accounts payable to reflect the Company’s outstanding obligations at December 31, 2011 and 2010, respectively.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

Derivative Instruments – The Company records all derivatives on the balance sheet as either assets or liabilities measured at their fair value and changes in the derivatives’ fair value are recognized currently in earnings unless specific hedge accounting criteria are met. The Company has entered into interest rate swap and cap agreements, which do not qualify for hedge accounting treatment; therefore, the changes in the interest rate swap and cap agreements’ fair values have been recognized as an (increase) decrease in fair value of derivatives in the consolidated statements of income.  The Company has also entered into interest rate swap agreements which constituted cash flow hedges and qualified for hedge accounting treatment; therefore, changes in fair value are recorded in accumulated other comprehensive loss (Note 9).  All cash flows associated with cash flow hedges are classified in operating activities in the Consolidated Statements of Cash Flows.

Vehicle Insurance Reserves – Provisions for public liability and property damage and supplemental liability insurance (“SLI”) on self-insured claims are made by charges to direct vehicle and operating expense. Accruals for such charges are based upon actuarially determined evaluations of estimated ultimate liabilities on reported and unreported claims, prepared on a semi-annual basis. Historical data related to the amount and timing of payments for self-insured claims is utilized in preparing the actuarial evaluations. The accrual for public liability and property damage claims is discounted based upon the actuarially determined estimated timing of payments to be made in the future.

The Company records expense related to public liability and property damage and SLI on a monthly basis based on rental volume and projections of ultimate losses, expenses, premiums and administrative costs that are derived from historical accident claim experience and trends. Management reviews the actual timing of payments as compared with the semi-annual actuarial estimate of timing of payments and has determined that there has been no material differences in the timing of payments for each of the three years in the period ended December 31, 2011.  Because of less predictability in the estimated timing of payments, self-insured reserves for SLI are not discounted.

Foreign Currency Translation – Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive loss.

Revenue Recognition – Revenues from vehicle rentals are recognized as earned on a daily basis under the related rental contracts with customers. Revenues from leasing vehicles to franchisees are principally under operating leases with fixed monthly payments and are recognized ratably as earned over the lease terms. Revenues from fees and services include providing sales and marketing, reservations, information systems and other services to franchisees. Revenues from these services are generally based on a percentage of franchisee rental revenue or upon providing reservations and are recognized as earned on a monthly basis. Initial franchise fees are recognized upon substantial completion of all material services and conditions of the franchise sale, which coincides with the date of sale and commencement of operations by the franchisee.

Advertising Costs – Advertising costs are primarily expensed as incurred. The Company incurred advertising expense of $20.1 million, $20.9 million and $21.2 million, for 2011, 2010 and 2009, respectively.

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

Income Taxes – The Company has provided for income taxes on its separate taxable income or loss and other tax attributes. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.  The Company has established a valuation allowance related to DTG Canada and a portion of the Company’s net operating losses for state tax purposes.  The Company evaluates its tax policies quarterly to identify uncertain tax positions.

Earnings Per Share – Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is based on the combined weighted average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options. In computing diluted EPS, the Company utilizes the treasury stock method.

Stock-Based Compensation – The Company uses the fair value-based method of accounting for stock-based compensation.  All performance share, restricted stock and stock option awards are accounted for using the fair value-based method for the 2011, 2010 and 2009 periods.  The fair value of these common shares is determined based on the closing market price of the Company’s common shares at the specific date on which the shares were granted. In 2011 and 2010, the Company did not issue any stock options. In 2009, the Company issued approximately 1,120,000 stock options at a weighted average grant-date fair value per share of $4.44.

New Accounting Standards –

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements” which amends Accounting Standards Codification (“ASC”) Subtopic 820, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.  ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The Company adopted the provisions of ASU 2010-06 regarding disclosures about transfers into and out of Levels 1 and 2 as required on January 1, 2010 and adopted the remaining provisions of ASU 2010-06 regarding separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements as required on January 1, 2011.  The adoption of this latest provision had no impact on the Company’s financial statements as the Company has no Level 3 measurements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends U.S. GAAP to converge U.S. GAAP and International Financial Reporting Standards (“IFRS”) by changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011; early adoption is not permitted.  The Company adopted ASU 2011-04 on January 1, 2012, as required, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income - Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05,” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012, as required.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to amend the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company plans to adopt ASU 2011-11 on January 1, 2013, as required, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

2.	EARNINGS PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands, Except Share and Per Share Data)

Net income	$159,550	$131,216	$45,022

Basic EPS:
Weighted average common shares	28,965,187	28,623,108	22,687,077

Basic EPS	$5.51	$4.58	$1.98

Diluted EPS:
Weighted average common shares	28,965,187	28,623,108	22,687,077

Shares contingently issuable:
Stock options	1,913,783	1,226,089	762,673
Performance awards and non-vested shares	94,261	125,225	255,775
Employee compensation shares deferred	47,232	49,374	105,402
Director compensation shares deferred	220,778	221,485	155,611

Shares applicable to diluted	31,241,241	30,245,281	23,966,538

Diluted EPS	$5.11	$4.34	$1.88

At December 31, 2011 and 2010, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average market price of the common shares.  At December 31, 2009, 356,970 outstanding common stock equivalents that were anti-dilutive were excluded from the computation of diluted EPS.

Although there have been no significant equity grants since 2010, shares included in the diluted EPS calculation increased on a year-over-year basis from December 31, 2010 to December 31, 2011. The Company uses the treasury stock method to determine the denominator used in the diluted EPS calculation. To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option. However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable. Since the Company is not a taxpayer for federal income tax purposes in 2011, it does not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation as it did in 2010, thus resulting in an increase in the dilutive EPS denominator of approximately 700,000 shares.  When the Company becomes a taxpayer in the future, the tax benefit will be incorporated into the diluted share calculation and the shares included in the diluted EPS calculation will be reduced by the shares repurchased from the assumed proceeds; however, other factors, such as the Company’s stock price, could impact the diluted EPS calculation. See Note 13 for further discussion of share repurchase program.

3.	RECEIVABLES

Receivables consist of the following:

	December 31,
	2011	2010
	(In Thousands)

Trade accounts receivable and other	$74,403	$68,528
Vehicle manufacturer receivables	21,510	4,543
Car sales receivable	2,287	1,100
	98,200	74,171
Less: Allowance for doubtful accounts	(2,840)	(4,715)

	$95,360	$69,456

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

4.	REVENUE–EARNING VEHICLES

Revenue-earning vehicles consist of the following:

	December 31,
	2011	2010
	(In Thousands)

Revenue-earning vehicles	$1,858,766	$1,668,473
Less: Accumulated depreciation	(390,931)	(326,651)

	$1,467,835	$1,341,822

The Company has multi-year vehicle supply agreements with both Chrysler and Ford Motor Company covering vehicle purchases through the 2012 and 2013 model years, respectively, and has an annual vehicle purchase agreement with General Motors Company covering vehicle purchases through the 2012 model year. See Note 14 for the amount of outstanding vehicle purchase commitments.

The Company acquires both Program and Non-Program Vehicles from various manufacturers and receives payments under its various supplier agreements for promotional payments, incentives primarily related to the disposal of revenue-earning vehicles and interest reimbursement for Program Vehicles while at auction and for certain delivery related interest costs.

The aggregate amount of payments recognized from manufacturers for guaranteed residual value program payments, buyback or repurchase payments, promotional payments, interest reimbursement and other incentives, other than recovery costs, totaled $180.5 million, $175.6 million and $524.4 million in 2011, 2010 and 2009, respectively, of which a substantial portion of the payments relate to the guaranteed residual value or manufacturer buyback programs.  The outstanding balances at year-end are included in Vehicle Manufacturer Receivables within Receivables, net on the consolidated balance sheet.

5.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Depreciation of revenue-earning vehicles and other	$317,844	$362,284	$461,178
Net gains from disposal of revenue-earning vehicles	(46,887)	(63,084)	(35,086)

	$270,957	$299,200	$426,092

Average gain on Non-Program Vehicles:

	Year Ended December 31,
	2011	2010	2009

Number of Non-Program Vehicles sold	39,398	57,100	50,099
Average gain on vehicles sold (per vehicle)	$1,190	$1,105	$700

Components of vehicle depreciation per vehicle per month:

	Year Ended December 31,
	2011	2010	2009

Average depreciable fleet (units)	108,127	103,207	105,301

Average depreciation rate	$245	$293	$365
Average gain on vehicles sold	(36)	(51)	(28)

Average vehicle depreciation and lease charges, net	$209	$242	$337

Depreciation expense for Non-Program Vehicles, which constitute substantially all of the Company’s fleet, is recorded on a straight-line basis over the life of the vehicle, based on the original acquisition cost, the projected residual value at the time of sale, and the estimated length of time the vehicle will be held in service.  The Company’s vehicle depreciation rates will be periodically adjusted on a prospective basis when residual value assumptions change due to changes in used vehicle market conditions.

6.	PROPERTY AND EQUIPMENT

Major classes of property and equipment consist of the following:

	December 31,
	2011	2010
	(In Thousands)

Land	$12,009	$12,022
Buildings and improvements	21,382	23,325
Furniture and equipment	81,014	81,847
Leasehold improvements	128,938	128,742
Construction in progress	5,293	2,824
	248,636	248,760
Less: Accumulated depreciation and amortization	(164,358)	(158,532)

	$84,278	$90,228

The Company did not have any charges for asset impairments in 2011.  In 2010 and 2009, the Company recorded a $0.4 million and $1.6 million, respectively, non-cash charge (pretax) related primarily to the impairment of assets at its company-owned stores ($0.3 million and $0.9 million after-tax, respectively).

7.	SOFTWARE

	December 31,
	2011	2010
	(In Thousands)

Software	$83,501	$80,144
Less: Accumulated amortization	(61,966)	(55,967)

	$21,535	$24,177

Software is amortized over its estimated useful life.  The aggregate amortization expense recognized for software was $7.5 million, $7.3 million and $8.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated aggregate amortization expense for software existing at December 31, 2011 for each of the next five years is as follows:  $6.9 million, $5.3 million, $3.8 million, $2.9 million and $1.7 million.

The Company did not have any charges for asset impairments in 2011.  In 2010 and 2009, the Company wrote off $0.7 million and $1.0 million (pretax), respectively, of software no longer in use or considered impaired ($0.3 million and $0.6 million after-tax, respectively).

8.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations consist of the following:

	December 31,
	2011	2010
	(In Thousands)
Vehicle debt and other obligations
Asset-backed medium-term notes
Series 2011-2 notes (matures May 2015)	$400,000	$-
Series 2011-1 notes (matures February 2015)	500,000	-
Series 2007-1 notes (matures July 2012)	500,000	500,000
Series 2006-1 notes (matured May 2011)	-	500,000
	1,400,000	1,000,000
Discounts on asset-backed medium-term notes	(45)	-
Asset-backed medium-term notes, net of discount	1,399,955	1,000,000

Series 2010-1 variable funding note (terminated October 2011)	-	200,000
CAD Series 2010-1 note (Canadian fleet financing) (terminated April 2011)	-	49,118
Total vehicle debt and other obligations	1,399,955	1,249,118

Non-vehicle debt
Term Loan	-	148,125
Total non-vehicle debt	-	148,125

Total debt and other obligations	$1,399,955	$1,397,243

Asset-Backed Medium-Term Notes

Asset-backed medium-term notes were issued by RCFC in October 2011 (the “Series 2011-2 notes”), July 2011 (the “Series 2011-1 notes”), May 2007 (the “Series 2007-1 notes”) and March 2006 (the “Series 2006-1 notes”).

The Series 2011-2 notes of $400 million were issued at a fixed interest rate of 3.21% and will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015.  At December 31, 2011, the Series 2011-2 notes required compliance with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Company’s Senior Secured Credit Facilities.  These financial covenants were modified in connection with the Company’s entry into the New Revolving Credit Facility. See below for further discussion.

The Series 2011-1 notes are comprised of $420 million principal amount of Series 2011-1 Class A Notes with a fixed interest rate of 2.51% and $80 million principal amount of Series 2011-1 Class B Notes with a fixed interest rate of 4.38%.  On a blended basis, the average annual coupon on the combined $500 million principal amount of the Series 2011-1 notes is approximately 2.81%.  The Series 2011-1 notes will be repaid monthly over a six-month period, beginning in September 2014, with an expected final maturity date in February 2015.

The Series 2007-1 notes will begin scheduled amortization in February 2012, and will amortize over a six-month period with an expected final maturity date in July 2012.  The Series 2007-1 notes are insured by Financial Guaranty Insurance Company (“FGIC”).  The Series 2007-1 notes are floating rate notes that were previously effectively converted to fixed rate notes through entry into swap agreements.  At December 31, 2011, the Series 2007-1 notes had an interest rate of 0.4%.  On December 28, 2011, the Company paid $8.8 million to terminate its 2007 swap agreements.

The Series 2006-1 notes began scheduled amortization in December 2010 and were paid in full in May 2011.

The assets of RCFC, including revenue-earning vehicles related to the asset-backed medium-term notes, restricted cash and investments, and certain receivables related to revenue-earning vehicles, are available to satisfy the claims of its creditors. Dollar and Thrifty lease vehicles from RCFC under the terms of certain master lease and servicing agreements. The asset-backed note indentures also provide for additional credit enhancement through over collateralization of the vehicle fleet, cash or letters of credit and/or maintenance of a liquidity reserve. RCFC is in compliance with the terms of the indentures.

Variable Funding Notes

The Series 2010-1 variable funding note (“VFN”) of $200 million and the Series 2010-2 VFN of $300 million were both terminated in October of 2011.

On September 29, 2011, RCFC renewed the Series 2010-3 VFN, increasing the capacity from $450 million to $600 million and extending the revolving period from the previous 364-day structure to two years.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN was undrawn at December 31, 2011.  The Series 2010-3 VFN has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment in December 2013.  At December 31, 2011, the Series 2010-3 VFN required compliance with a maximum leverage ratio of 2.25 to 1.00 and a minimum interest coverage ratio of 2.00 to 1.00, consistent with the terms of the Company’s Senior Secured Credit Facilities.  These financial covenants were modified in connection with the Company’s entry into the New Revolving Credit Facility.  See below for further discussion.

Canadian Fleet Financing

On April 18, 2011, due to the Company’s excess cash position and the cost differential between the interest rate on its Canadian fleet financing and interest rates earned on investment of excess cash, the Company fully repaid the outstanding balance of CAD $54.0 million (US $56.0 million) and terminated the CAD Series 2010 Program.  During the remainder of 2011, the Company funded any Canadian fleet needs with cash on hand and cash generated from operations.  Direct investments in the Canadian fleet funded from cash and cash equivalents totaled CAD $64.9 million (US $63.5 million) as of December 31, 2011.

Senior Secured Credit Facilities

At December 31, 2011, the senior secured credit facilities (the “Senior Secured Credit Facilities”), which were refinanced and terminated in February 2012, were comprised of a $231.3 million revolving credit facility (the “Revolving Credit Facility”) as the term loan portion of the Senior Secured Credit Facilities was repaid at $143.1 million and terminated in August 2011.

The Company had letters of credit outstanding under the Revolving Credit Facility of $144.3 million for U.S. enhancement and $54.7 million in general purpose enhancements, with remaining available capacity of $32.3 million at December 31, 2011.

On February 16, 2012, the Company terminated the existing Senior Secured Credit Facilities and replaced it with a new $450 million revolving credit facility (the “New Revolving Credit Facility”) that expires in February 2017.  Pricing under the New Revolving Credit Facility is grid based with a spread above LIBOR that will range from 300 basis points to 350 basis points, based upon usage of the facility.  Commitment fees under the New Revolving Credit Facility will equal 50 basis points on unused capacity.  Under the New Revolving Credit Facility, the Company is subject to a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0, and a minimum corporate EBITDA requirement of $75 million.

In addition, the New Revolving Credit Facility contains covenants restricting its ability to undertake certain activities, including, among others, restrictions on the Company and its subsidiaries’ ability to incur additional indebtedness, make loans, acquisitions or other investments, grant liens on its property, dispose of assets, pay dividends or conduct stock repurchases, make capital expenditures or engage in certain transactions with affiliates.

Under the New Revolving Credit Facility, certain restrictions were relaxed or extended from the Senior Secured Credit Facilities, including the Company’s ability, subject to certain limitations, to make dividend, share repurchase and other restricted payments under the New Revolving Credit Facility, in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of December 31, 2011.

During 2011, the Company paid $14.8 million in financing issuance costs primarily related to the issuance of its Series 2011-1 notes and the renewal of the Series 2010-3 VFN.

Expected maturities of debt and other obligations outstanding at December 31, 2011 are as follows:

	2012	2013	2014	2015	Thereafter
	(In Thousands)

Asset-backed medium-term notes	$500,000	$-	$400,000	$500,000	$-

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates, and has entered into interest rate swap and cap agreements to manage that risk.  Additionally, some of the Company’s debt facilities require interest rate cap agreements in order to limit the Company’s exposure to increases in interest rates.  Consequently, the Company manages the financial exposure as part of its risk management program by striving to reduce the potentially adverse effects that the volatility of the financial markets may have on the Company’s operating results.  The Company used interest rate swap agreements for asset-backed medium-term note issuances in 2007, to effectively convert variable interest rates on a total of $500 million in asset-backed medium-term notes to fixed interest rates. On December 28, 2011, the Company terminated its 2007 swap agreements and paid a termination fee of $8.8 million to settle the outstanding liability, which is disclosed in cash flows from financing activities in the Consolidated Statements of Cash Flows.  The remaining unamortized value of the hedge in accumulated other comprehensive income (loss) on the balance sheet will be reclassified into earnings as interest expense over the remaining term of the related debt through July 2012. The Company has also used interest rate cap agreements for its 2010-3 VFN, to effectively limit the variable interest rate on a total of $600 million in asset-backed VFNs. This cap has a termination date of July 2014.  The Series 2010-1 VFN and Series 2010-2 VFN interest rate cap agreements were terminated in December 2011 following the termination of the related debt facilities.

The fair value of derivatives outstanding for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	December 31,		December 31,		December 31,		December 31,
	2011		2010		2011		2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$-	Prepaid expenses and other assets	$861	Accrued liabilities	$-	Accrued liabilities	$31,254

Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$548	Prepaid expenses and other assets	$494	Accrued liabilities	$-	Accrued liabilities	$5,634

Total derivatives		$548		$1,355		$-		$36,888

The interest rate swap agreements related to the Series 2006-1 notes and the interest rate cap agreements related to the Series 2010-1 VFN, the Series 2010-2 VFN and the Series 2010-3 VFN do not qualify for hedge accounting treatment. The (gain) loss recognized in income on derivatives not designated as hedging instruments for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Years Ended
	December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010

Interest rate contracts	$(3,244)	$(28,694)	Net (increase) decrease in fair value of derivatives

Total	$(3,244)	$(28,694)

The interest rate swap agreement entered into in May 2007 related to the Series 2007-1 notes (“2007 Swap”) constituted a cash flow hedge and satisfied the criteria for hedge accounting under the “long-haul” method.

The amount of gain (loss), net of tax and reclassification, recognized on the derivative in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income (loss) for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010

Years Ended
December 31,
Interest rate contracts	$10,259	$5,543	$(14,229)	$(14,069)	Interest expense, net of interest income

Total	$10,259	$5,543	$(14,229)	$(14,069)

At December 31, 2011, the Company no longer has an interest rate contract related to the 2007 Swap due to its early termination on December 28, 2011, and no ineffectiveness was recorded in income during 2011.  Additionally, $0.4 million, net of tax, was reclassified from AOCI related to the discontinuance of a cash flow hedge during 2011.

10.	FAIR VALUE MEASUREMENTS

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$548	$-	$548	$-
Deferred Compensation Plan Assets (a)	5,752	5,752	-	-

Total	$6,300	$5,752	$548	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/10	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$1,355	$-	$1,355	$-
Derivative Liabilities	(36,888)	-	(36,888)	-
Marketable Securities (available for sale)	169	169	-	-
Deferred Compensation Plan Assets (a)	3,916	-	3,916	-

Total	$(31,448)	$169	$(31,617)	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securities. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value, but rather is set to equal fair value of the assets held in the related rabbi trust.

The fair value of derivative assets and liabilities, consisting primarily of interest rate swaps and caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable swap and cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset or liability as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period and performs back-testing through use of the look back approach to evaluate the fair value provided by the financial institutions. Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations. The Company had no Level 3 financial instruments at any time during the years ended December 31, 2011 and 2010.

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

Letters of Credit and Surety Bonds – The letters of credit and surety bonds of $203.1 million and $47.4 million, respectively, have no fair value as they support the Company's corporate operations and are not anticipated to be drawn upon.

Debt and Other Obligations – The fair values of the asset-backed medium-term notes were developed using a valuation model that utilizes current market and industry conditions, assumptions related to the financial insurers providing financial guaranty policies on those notes and the limited market liquidity for such notes.  Additionally, the fair value of the Term Loan was similarly developed using a valuation model and current market conditions.

The following tables provide information about the Company’s market sensitive financial instruments valued at December 31, 2011 and 2010:

Debt and other obligations	Carrying	Fair Value
at December 31, 2011	Value	at 12/31/11
(in thousands)

Debt:

Vehicle debt and obligations-floating rates	$500,000	$495,820

Vehicle debt and obligations-fixed rates	$900,000	$899,292

Debt and other obligations	Carrying	Fair Value
at December 31, 2010	Value	at 12/31/10
(in thousands)

Debt:

Vehicle debt and obligations-floating rates (1)	$1,200,000	$1,178,875

Vehicle debt and obligations-Canadian dollar denominated	$49,118	$49,118

Non-vehicle debt - Term Loan	$148,125	$146,459

(1)  Includes $500 million relating to the Series 2006-1 notes, the $500 million Series 2007-1 notes swapped from floating interest rates to fixed interest rates, and the $200 million Series 2010-1 VFN.  The fair value excludes the impact of the related interest rate swaps and cap.

11.	EMPLOYEE BENEFIT PLANS INCLUDING SHARE-BASED PAYMENT PLANS

Employee Benefit Plans

The Company sponsors a retirement savings plan that incorporates the salary reduction provisions of Section 401(k) of the Internal Revenue Code and covers substantially all employees of the Company meeting specific age and length of service requirements. The Company matches employee contributions up to 2% of the employee’s eligible compensation in cash, subject to statutory limitations.

Contributions expensed by the Company totaled $1.8 million, $1.7 million and $1.8 million in 2011, 2010 and 2009, respectively.

Included in accrued liabilities at December 31, 2011 and 2010 is $2.3 million and $2.0 million, respectively, for employee health claims which are self-insured by the Company. The accrual includes amounts for incurred and incurred but not reported claims.  The Company expensed $15.4 million, $15.8 million, and $20.2 million for self-insured health claims incurred in 2011, 2010 and 2009, respectively.

The Company has bonus plans for its executive and middle management based on Company performance. Expense related to these plans was $9.8 million, $11.2 million and $10.0 million in 2011, 2010 and 2009, respectively.

Deferred Compensation and Retirement Plans

In 2009, the Company adopted a 2009 Deferred Compensation Plan wherein key executives will receive contributions equal to 15% of such executives’ current annual base compensation for the year ended December 31, 2009 and thereafter.  Under this Plan, participants are immediately vested in the Company’s contributions.  Expense related to these plans for contributions made by the Company totaled $0.9 million, $0.8 million and $0.8 million in 2011, 2010 and 2009, respectively.

The balance in the deferred compensation and retirement plans, which is reflected in accrued liabilities, was $5.8 million and $3.9 million as of December 31, 2011 and 2010, respectively.

Share-Based Payment Plans

Long-Term Incentive Plan

The Company has a long-term incentive plan (“LTIP”) for employees and non-employee directors under which the Human Resources and Compensation Committee of the Board of Directors of the Company (the “Committee”) is authorized to provide for grants in the form of incentive option rights, non-qualified option rights, tandem appreciation rights, free-standing appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards to key employees and non-employee directors that may be payable or related to common stock or factors that may influence the value of common stock.  The Company issues new shares from remaining authorized common stock to satisfy option exercises and grants under the LTIP.  At December 31, 2011, the Company’s common stock authorized for issuance under the LTIP was 2,083,550 shares.  The Company has 247,517 shares available for future LTIP awards at December 31, 2011 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.

Compensation cost for non-qualified option rights, performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $4.1 million, $4.8 million and $6.2 million during 2011, 2010 and 2009, respectively, for such awards.  The Company deems a tax benefit to be realized when the benefit provides incremental benefit by reducing current taxes payable that it otherwise would have had to pay absent the share-based compensation deduction (the “with-and-without” approach).  Under this approach, share-based compensation deductions are, effectively, always considered last to be realized.  The total income tax benefit recognized in the statements of income for share-based compensation payments was $1.6 million, $1.9 million and $2.7 million for 2011, 2010 and 2009, respectively.

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

During 2011 and 2010, there were no stock option awards granted. The Black-Scholes option valuation model was used to estimate the fair value of the 2009 stock option awards at the date of the grant.  The Company used the simplified method to estimate the weighted-average expected life of the options granted. The Company used a blended volatility rate that combines market-based measures of implied volatility with historical price volatility as the most appropriate indicator of the Company’s expected price volatility in 2009. The risk-free interest rate is the implied zero-coupon yield for U.S. Treasury securities having a maturity approximately equal to the expected life at the time of grant.

The expected dividend payments were zero as the Company has not paid cash dividends since completion of its initial public offering.  The assumptions used to calculate compensation expense relating to the stock option awards granted during 2009 were as follows:  weighted-average expected life of the awards of five years, expected price volatility factor of 80.24%, risk-free interest rate of 2.36% and no dividend payments.  The weighted average grant-date fair value of options issued in 2009 was $4.44.  The options issued in May 2009 vest in installments over three years with 20% exercisable in each of 2010 and 2011 and the remaining 60% exercisable in 2012.  The total fair value of options vested during 2011, 2010 and 2009 was $4.0 million, $0.9 million and $0.2 million, respectively.  Unrecognized expense remaining for the options at December 31, 2011, was $0.2 million and will be recognized through April 2012.

The following table sets forth the non-qualified option rights activity under the LTIP for the period indicated:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2011	2,277	$5.73	7.61	$94,545

Granted	-	-
Exercised	(672)	7.10
Canceled (Forfeited/Expired)	(30)	7.62

Outstanding at December 31, 2011	1,575	$5.11	6.89	$102,579

Fully vested and exercisable options at:
December 31, 2011	917	$5.46	6.66	$59,398
Options expected to vest in the future at:
December 31, 2011	658	$4.63	7.23	$43,181

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $38.1 million, $3.8 million, and $0.6 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during 2011, 2010 and 2009 totaled $4.8 million, $3.0 million and $2.3 million, respectively.

Performance Shares – Performance share awards, which may take the form of performance shares or performance units, are granted to Company officers and certain key employees. The maximum amount of performance share awards that may be granted under the LTIP during any year to any participant is 160,000 common shares.  Values of the performance shares earned are recognized as compensation expense over the period the shares are earned.

In December 2011, a target number of performance units was granted with a grant-date fair value of $69.58.  The grant-date fair value for the awards was based on the closing market price of the Company’s common shares on the date of grant.  These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2013 and the remaining 75% vesting on December 31, 2014. The number of performance units ultimately earned will depend upon the level of corporate performance against a pre-established target in 2012.  In December 2010, a target number of performance units was granted with a grant-date fair value of $47.13.  The grant-date fair value for the awards was based on the closing market price of the Company’s common shares on the date of grant.  These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013. Based upon the level of corporate performance against a pre-established target in 2011, approximately 122,000 performance units were earned, subject to vesting requirements.  No awards were granted in 2009.

Performance share awards earned are settled based upon vesting of the grant, provided the grantee is then employed by the Company. Following completion of the performance period, for instances of retirement, involuntary termination without cause, disability or death, performance share awards vest on a pro-rata basis in compliance with the Internal Revenue Code Section 409A.  Any performance share award installments not earned at the end of the requisite service period are forfeited.  In March 2011, the 2008 grant of performance shares earned from January 1, 2008 through December 31, 2010 totaling 73,000 shares, net of forfeitures, vested at 200% of the target award (total of approximately 146,000 shares) with a total value to the recipients of approximately $3.5 million.  The Company withheld approximately 52,000 of these shares for the payment of taxes owed by the recipients and designated the shares withheld as treasury shares.  In March 2010, 36,000 performance shares, net of forfeitures, from the 2007 grant earned from January 1, 2007 through December 31, 2009 and the 2008 grant of performance shares for a retired employee vested with a total value to the recipients of approximately $1.7 million.  The Company withheld approximately 12,000 of these shares for the payment of taxes owed by the recipients, and designated the shares withheld as treasury shares.  In March 2009, the 2006 grant of performance shares earned from January 1, 2006 through December 31, 2008 and the 2007 and 2008 grants of performance shares for terminated employees, net of forfeitures, totaling 64,000 shares vested, were settled through the issuance of common stock totaling approximately $2.5 million.  No shares were used for net settlement to offset taxes in 2009.

The following table presents the status of the Company’s nonvested performance shares for the period indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	238	$39.07

Granted	140	69.58
Vested	(73)	27.95
Forfeited	(43)	35.02

Nonvested at December 31, 2011	262	$59.11

At December 31, 2011, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $11.0 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted-average period of 2.2 years.  The total intrinsic value of vested and issued performance shares during 2011, 2010 and 2009 was $7.6 million, $1.1 million and $0.1 million, respectively.  As of December 31, 2011, the intrinsic value of the nonvested performance share awards was $18.4 million.

Restricted Stock Units – Under the LTIP, the Committee may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares on the date of grant.  The total fair value of restricted stock units that vested during 2011, 2010 and 2009 was $0.6 million, $0.6 million and $0.2 million, respectively.

In January 2011, non-employee directors were granted 9,330 shares with a grant-date fair value of $48.24 per share that vested on December 31, 2011.  In January 2010, non-employee directors were granted 17,800 shares with a grant-date fair value of $25.28, which vested on December 31, 2010.  In January 2009, non-employee directors were granted 95,812 shares with a grant-date fair value of $1.23 and 56,910 shares that had the right to receive cash payments at the settlement date price, which vested on December 31, 2009.  The weighted average grant-date fair value of shares granted in 2009, to non-employee and employee directors, was $2.33.

In 2009, compensation costs included $1.5 million related to liability-based restricted stock units, based on director elections.  The Committee generally grants restricted stock units to non-employee directors.  These grants generally vest at the end of the fiscal year in which the grants were made.

An employee director was granted 50,000 shares in May 2009 with a grant-date fair value of $4.44 per share that vest in installments over three years with 20% vesting in each of 2010 and 2011 and the remaining 60% vesting in 2012.  In 2011, 2010 and 2009, an employee director was issued 30,057, 30,053 and 20,053 restricted stock units that vested during the year, respectively.  In 2011, of the 30,057 restricted stock units, 5,616 shares were used for net settlement to offset taxes, and designated the shares withheld as treasury shares. In 2010, of the 30,053 restricted stock units, 6,991 shares were used for net settlement to offset taxes, and designated the shares withheld as treasury shares.  The total intrinsic value of vested and issued restricted stock units during 2011, 2010 and 2009 was $2.1 million, $1.5 million and $0.5 million, respectively.  At December 31, 2011, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is less than $0.1 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units for, and changes during, the period indicated:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2011	64	$4.55

Granted	9	48.24
Vested	(39)	14.17
Forfeited	-	-

Nonvested at December 31, 2011	34	$5.41

12.	INCOME TAXES

Income tax expense consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Current:
Federal	$6,019	$79	$4,867
State and local	8,184	12,535	13,417
Foreign	837	631	848
	15,040	13,245	19,132

Deferred:
Federal	78,316	70,968	19,365
State and local	8,336	5,989	(2,511)
	86,652	76,957	16,854

	$101,692	$90,202	$35,986

Deferred tax assets and liabilities consist of the following:

	December 31,
	2011	2010
	(In Thousands)

Deferred tax assets:
Intangible asset amortization	$32,744	$37,176
Vehicle insurance reserves	30,183	38,456
Other accrued liabilities	27,450	33,621
Interest rate swap	-	15,267
AMT credit carryforward	-	7,252
Canadian NOL carryforwards	16,561	17,650
Other Canadian temporary differences	6,278	6,462
Federal and state NOL carryforwards	50,993	5,723
Allowance for doubtful accounts and notes receivable	1,036	1,729
Canadian depreciation	1,834	1,862
	167,079	165,198
Valuation allowance	(24,705)	(26,042)

Total	$142,374	$139,156

Deferred tax liabilities:
Depreciation	$484,942	$381,078
Other	394	1,008

Total	$485,336	$382,086

For the year ended December 31, 2011, the change in the net deferred tax liabilities constituted $86.7 million of deferred tax expense and $13.3 million of other comprehensive income that relates to the interest rate swap and foreign currency translation.

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

In September 2010, Congress passed and the President signed into law the Small Business Jobs and Credit Act of 2010 (the “Small Business Act”), which extended 50% bonus depreciation allowances for assets placed in service in 2010, retroactively to the first of the year.  In December 2010, Congress passed and the President signed into law the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the “Tax Relief Act”), which increased the bonus depreciation allowance to 100% for assets placed in service from September 9, 2010 through December 31, 2011, as well as provided for 50% bonus depreciation for assets placed in service in 2012.  During the first quarter of 2011, the Company received federal tax refunds of $50 million, based on overpayments of estimated taxes made in 2010, as a result of the enactment of the Small Business and Tax Relief Acts.

At December 31, 2011, the Company has federal Net Operating Loss (“NOL”) carryfowards of approximately $166.3 million and expects to utilize the entire amount to offset federal taxable income in 2012. The Company has NOL carryforwards available in certain states to offset future state taxable income.  A valuation allowance of approximately $24.6 million and $25.9 million existed at December 31, 2011 and 2010, respectively, for Canadian NOLs and approximately $0.1 million at both December 31, 2011 and 2010, for state NOLs.  At December 31, 2011, DTG Canada has NOL carryforwards of approximately $66.2 million available to offset future taxable income in Canada.  The Canadian NOLs will begin expiring in 2014 and will continue to expire through 2031. Valuation allowances have been established for the total estimated future tax effect of the Canadian NOLs and other Canadian net deferred tax assets.

The Company’s overall effective tax rate differs from the maximum U.S. statutory federal income tax rate due primarily to state and local taxes. The following summary reconciles taxes at the maximum U.S. statutory federal income tax rate with recorded taxes:

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Amounts in Thousands)

Tax expense computed at the
maximum U.S. statutory rate	$91,435	35.0%	$77,496	35.0%	$28,353	35.0%
Difference resulting from:
State and local taxes, net of
federal income tax benefit	11,132	4.2%	12,056	5.4%	7,007	8.6%
Foreign (income) losses	(623)	(0.2%)	1,522	0.7%	1,111	1.4%
Foreign taxes	586	0.2%	416	0.2%	633	0.8%
Other	(838)	(0.3%)	(1,288)	(0.6%)	(1,118)	(1.4%)

Total	$101,692	38.9%	$90,202	40.7%	$35,986	44.4%

The Company had no material liability for unrecognized tax benefits at December 31, 2011.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the twelve months subsequent to December 31, 2011.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2008 and later are subject to examination by U.S. federal taxing authorities and the tax years 2007 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the consolidated statements of income.  No material amounts were recognized for interest and penalties under ASC Topic 740 during the years ended December 31, 2011, 2010 and 2009.

13.	STOCKHOLDERS’ EQUITY

Share Repurchase Program

On September 26, 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program previously announced on February 24, 2011 of up to $100 million to up to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. Additionally, share repurchases are subject to applicable limitations under the Senior Secured Credit Facilities, which as of December 31, 2011, permitted share repurchases totaling approximately $280 million, after giving effect to the $100 million forward stock repurchase plan pre-funded in November 2011.  The New Revolving Credit Facility contains limitations on share repurchases.  See Note 8 for further discussion.  Although payments were funded in 2011 for share repurchases under the forward stock repurchase agreement described below, no shares were repurchased under the share repurchase program as of December 31, 2011.

On November 3, 2011, the Company entered into and pre-funded a forward stock repurchase agreement with Goldman Sachs & Co. (“Goldman”) under which the Company agreed to acquire $100 million of Company common stock.  The Company currently expects to repurchase shares in 2012 under the remaining authorization of the share repurchase program.  The share repurchase program may be increased, suspended or discontinued at any time.

On February 7, 2012, the Company settled the $100 million forward stock repurchase agreement that was executed on November 3, 2011 and acquired 1,451,193 shares of common stock at an average share price of approximately $68.91.

Shareholder Rights Plan

On May 18, 2011, the Company adopted a shareholder rights plan (the “Rights Plan”) under which the Company’s shareholders will receive rights to purchase shares of a new series of preferred stock in certain circumstances.  Under the provisions of the Rights Plan, which has an expiration date of May 30, 2012, the rights will be exercisable if a person or group, without the Company’s approval, acquires 20% or more of the Company’s common stock or announces a tender offer which results in the ownership of 20% or more of the Company’s common stock. The rights also will be exercisable if a person or group that already owns 20% or more of the Company’s common stock, without the Company’s approval, acquires any additional shares. If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire the Company’s common stock at a 50% discount.

On February 17, 2012, the Company extended the Rights Plan for one year, which now expires on May 30, 2013.

Public Stock Offering

In October 2009, the Company entered into a terms agreement with certain underwriters to issue and sell 5,750,000 shares of the Company’s common stock, par value $0.01 per share, at a price to the public of $19.25 per share. The Company also granted the underwriters an option to purchase up to an additional 862,500 shares of common stock. The sale was made pursuant to the Company’s registration statement on Form S-3 filed with the Securities and Exchange Commission. The sale of the initial shares closed on November 3, 2009, and the sale of the additional shares pursuant to the underwriters’ option to purchase additional shares closed on November 11, 2009.  The 6,612,500 shares issued resulted in $120.6 million of net proceeds to the Company after deducting underwriting discounts, commissions and expenses of the offering of $6.6 million.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate SWAP	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Balance, January 1, 2009	$(32,952)	$3,564	$(29,388)

Interest rate swap and cap adjustment, net of tax	8,662	-	8,662

Foreign currency translation adjustment	-	2,352	2,352

Balance, December 31, 2009	(24,290)	5,916	(18,374)

Interest rate swap and cap adjustment, net of tax	5,543	-	5,543

Foreign currency translation adjustment	-	502	502

Balance, December 31, 2010	(18,747)	6,418	(12,329)

Interest rate swap and cap adjustment, net of tax	10,259	-	10,259

Foreign currency translation adjustment	-	(5,547)	(5,547)

Balance, December 31, 2011	$(8,488)	$871	$(7,617)

14.	COMMITMENTS AND CONTINGENCIES

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

The Company’s subsidiaries operate from various leased premises under operating leases with terms up to 30 years. Some of the leases contain renewal options.  Certain leases include contingent rental amount based on a percentage of the Company’s revenue or gross receipts as defined in the lease agreement.

Expenses incurred under operating leases and concessions were as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Rent	$48,682	$47,915	$49,543
Concession expenses:
Minimum fees	107,095	102,080	101,938
Contingent fees	27,144	31,711	32,263
	182,921	181,706	183,744
Less sublease rental income	(498)	(574)	(785)

Total	$182,423	$181,132	$182,959

Future minimum rentals and fees under noncancelable operating leases and the Company’s obligations for minimum airport concession fees at December 31, 2011 are presented in the following table:

	Company-Owned
	Stores	Operating
	Concession Fees	Leases	Total
	(In Thousands)

2012	$98,351	$40,429	$138,780
2013	85,594	32,866	118,460
2014	62,120	25,323	87,443
2015	43,908	20,221	64,129
2016	37,088	17,290	54,378
Thereafter	130,771	48,333	179,104
	457,832	184,462	642,294
Less sublease rental income	-	(895)	(895)

	$457,832	$183,567	$641,399

Vehicle Insurance Reserves

The Company is self insured for a portion of vehicle insurance claims.  In 2011, 2010 and 2009, the Company retained risk of loss up to $7.5 million, in each year, per occurrence for public liability and property damage claims, including third-party bodily injury and property damage.  The Company maintains insurance for losses above these levels.  The Company retains the risk of loss on SLI policies sold to vehicle rental customers.

The Company records reserves for its public liability and property damage exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year. In June 2011, the Company began semi-annual updates for SLI, as such reserves had been previously updated on an annual basis in December. As a result of favorable overall claims loss development experienced in 2011 and 2010, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $32.2 million and $13.4 million during 2011 and 2010, respectively.  This favorable claims development is driven by changes in loss development factors as a result of favorable claims development trends resulting from specific actions taken by the Company to lower its overall insurance costs.  Those steps included, among others, closing a significant number of local market locations and raising acceptable credit scores for eligible customers in order to reduce the likelihood of adverse selection in certain markets.

Additionally, the Company has implemented drivers’ license validation procedures and requires examinations under oath in order to reduce the risk of fraud and personal injury claims in certain markets.

The accrual for Vehicle Insurance Reserves includes amounts for incurred and incurred but not reported losses. Such liabilities are based on actuarially determined estimates and management believes that the amounts accrued are adequate. At December 31, 2011 and 2010, the public liability and property damage amounts have been discounted at 0.4% and 1.0% (assumed risk free rate), respectively, based upon the actuarially determined estimated timing of payments to be made in future years. Discounting resulted in reducing the accrual for public liability and property damage by $0.4 million and $1.3 million at December 31, 2011 and 2010, respectively. SLI amounts are not discounted.  Estimated future payments of Vehicle Insurance Reserves as of December 31, 2011 are as follows (in thousands):

2012	$21,220
2013	15,314
2014	7,037
2015	4,617
2016	2,995
Thereafter	3,508
Aggregate undiscounted public liability and property damage	54,691
Effect of discounting	(375)
Public liability and property damage, net of discount	54,316
Supplemental liability insurance	32,199
Total vehicle insurance reserves	$86,515

Contingencies

Various class action complaints relating to the now terminated proposed merger transaction with Hertz Global Holdings, Inc. (“Hertz”) have been filed in Oklahoma state court, Oklahoma federal court, and Delaware Chancery Court against the Company, its directors, and Hertz by various plaintiffs, for themselves and on behalf of the Company's stockholders, excluding defendants and their affiliates.  These complaints allege that the consideration the Company's stockholders would have received in connection with the proposed transaction with Hertz is inadequate and that the Company's directors breached their fiduciary duties to stockholders in negotiating and approving the merger agreement.  These complaints also allege that the proxy materials that were sent to the Company's stockholders to approve the merger agreement are materially false and misleading.  The cases and their current status are as follows: 1) Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) - this case has not been dismissed but is currently inactive and 2) In Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) - on October 18, 2011, plaintiffs sought permission to amend their pleadings to assert additional claims that members of the Company’s board of directors (the “Board”) breached their fiduciary duties concerning the following matters: (a) the Board’s response to a merger proposal by Avis Budget Group, Inc. (“Avis Budget”) in September 2010; (b) the Board’s use of defensive measures, including the adoption of a poison pill, in response to the Exchange Offer made by Hertz; (c) the Board’s response to the failure of Hertz to submit an improved final offer meeting certain Board criteria by October 10, 2011; and (d) the Board’s alleged failure to make full material disclosures to the Company’s stockholders concerning the Hertz offer, the Company’s stand-alone plan, and the Company’s negotiations with Hertz regarding a business combination.  The court has not ruled on the plaintiffs’ request to amend.  On November 1, 2011, the plaintiffs advised the court that the parties have agreed to stay further activity pending the outcome of the Hertz antitrust review process.

The Company is a defendant in several class action lawsuits in California and one in Colorado.  The California lawsuits allege that the pass through of the California trade and tourism commission and airport concession fees violate antitrust laws and various other rights and laws by compelling out-of-state visitors to subsidize the passenger car rental tourism assessment program, violation of the California Business and Professions Code breach of contract.  The Company has accrued a contingency related to the preliminary settlement.

The Colorado lawsuit alleges violation of the Colorado Consumer Protection Act.  The lawsuit in Colorado was dismissed with prejudice in July 2010 and the plaintiffs filed a notice of appeal in August 2010.  Appellate briefing was completed on May 16, 2011 and oral argument on the appeal occurred on December 6, 2011, and the parties are awaiting a ruling.  The Company intends to vigorously defend these matters.  Given the inherent uncertainties of litigation, the Company cannot predict the ultimate outcome or reasonably estimate the amount of ultimate loss that may arise from these lawsuits.

Various other legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 or a potential acquisition transaction, and some that may demand large monetary damages or other relief which could result in significant expenditures.  Litigation is subject to many uncertainties and is inherently unpredictable.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures in excess of established reserves.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  The Company evaluates developments in its legal matters that could affect the amount of previously accrued reserves and makes adjustments as appropriate.  Significant judgment is required to determine both likelihood of a further loss and the estimated amount of the loss.  With respect to outstanding litigation and environmental matters, based on current knowledge, the Company believes that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on its business or consolidated financial statements.  However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

Other

On April 4, 2011, the Company and HP Enterprise Services, LLC (“HP”) entered into a three and one-half year data processing service agreement (the “Service Agreement”), which requires annual payments of approximately $20 million for 2012 and 2013 and approximately $10 million for 2014.  The Company also has a telecommunications contract which will require annual payments totaling $1.2 million for 2012.  Additionally, the Company has software and hardware maintenance agreements which require annual payments totaling approximately $2.1 million and $1.5 million for 2012 and 2013, respectively.

In addition to the letters of credit described in Note 8, the Company had letters of credit totaling $4.0 million and $5.5 million at December 31, 2011 and 2010, respectively, which are primarily used to support insurance programs and airport concession obligations in Canada.  The Company may also provide guarantees on behalf of franchisees to support compliance with airport concession bids.  Non-performance of the obligation by the franchisee would trigger the obligation of the Company.  At December 31, 2011, there were no such guarantees on behalf of franchisees.

At December 31, 2011, the Company had outstanding vehicle purchase commitments of approximately $1.3 billion over the next 12 months.

15.	BUSINESS SEGMENTS

The Company’s corporate operating structure is based on a functional structure and combines the management of operations and administrative functions for both the Dollar and Thrifty brands. Consistent with this structure, management makes business and operating decisions on an overall company basis.

Included in the consolidated financial statements are the following amounts relating to geographic locations:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Revenues:
United States	$1,466,186	$1,455,958	$1,466,508
Foreign countries	82,742	81,202	79,741

	$1,548,928	$1,537,160	$1,546,249

Long-lived assets:
United States	$82,588	$88,433	$94,606
Foreign countries	1,690	1,795	1,592

	$84,278	$90,228	$96,198

Revenues are attributed to geographic regions based on the location of the transaction. Long-lived assets represent property and equipment.

16.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2011 and 2010 follows:

Year Ended	First	Second	Third	Fourth	2011
December 31, 2011	Quarter	Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$348,347	$395,129	$451,722	$353,730	$1,548,928
Operating income (a)	$46,921	$88,818	$126,036	$73,685	$335,460
Net income	$16,523	$42,505	$66,621	$33,901	$159,550
Earnings per share: (b)
Basic	$0.57	$1.47	$2.30	$1.16	$5.51
Diluted	$0.53	$1.36	$2.13	$1.08	$5.11

Year Ended	First	Second	Third	Fourth	2010
December 31, 2010	Quarter	Quarter	Quarter	Quarter	Total
	(In Thousands Except Per Share Amounts)
Revenues	$348,330	$396,227	$443,544	$349,059	$1,537,160
Operating income (a)	$61,088	$84,436	$94,246	$43,314	$283,084
Net income	$27,292	$42,263	$49,165	$12,496	$131,216
Earnings per share: (b)
Basic	$0.96	$1.48	$1.72	$0.44	$4.58
Diluted	$0.91	$1.40	$1.62	$0.41	$4.34

(a)	Operating income represents pretax income before interest, long-lived asset impairment and (increase) decrease in fair value of derivatives.
(b)	The earnings per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels and market prices. Therefore, the sum of earnings per share information for each quarter may not equal the total year amounts.

During the second and fourth quarters of 2011, the Company recorded favorable changes in vehicle insurance reserve estimates of $10.6 million and $21.2 million, respectively, in conjunction with receiving actuarial updates on its vehicle insurance programs.  See Note 14 for further discussion.

During the first and second quarters of 2011, the Company incurred $3.5 million and $1.1 million, respectively, in merger-related expenses. See Note 17 for further discussion.

During the fourth quarter of 2010, the Company recorded favorable changes in vehicle insurance reserve estimates of $13.4 million in conjunction with receiving actuarial updates on its vehicle insurance programs.  See Note 14 for further discussion.

During the first, second, third and fourth quarters of 2010, the Company incurred $1.7 million, $6.9 million, $11.9 million and $2.1 million, respectively, in merger-related expenses. See Note 17 for further discussion.

In 2010, the majority relating to the third quarter, the Company wrote off $1.1 million (pretax) primarily related to software no longer in use and to impairments of assets at its company-owned stores.

17.	PROPOSED ACQUISITION AND RELATED MATTERS

In late February 2011, the Company submitted its certification of substantial compliance with the Second Request of the U.S. Federal Trade Commission (“FTC”) relating to a potential acquisition of the Company by Avis Budget.

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

Pending litigation relating to the now terminated merger agreement is described in Note 14.

18.	SUBSEQUENT EVENTS

In preparing the consolidated financial statements, the Company has reviewed events that have occurred after December 31, 2011 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent events noted in Notes 8 and 13.
******

SCHEDULE II
DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 2011, 2010 AND 2009

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		End of
	of Year	expenses	accounts	Deductions	Year
	(In Thousands)

2011

Allowance for doubtful accounts	$4,715	$43	$-	$(1,918)	$2,840

Vehicle insurance reserves	$107,720	$17,667	$-	$(38,872)	$86,515

Valuation allowance for deferred
tax assets	$26,042	$(1,337)	$-	$-	$24,705

2010

Allowance for doubtful accounts	$7,530	$(399)	$-	$(2,416)	$4,715

Vehicle insurance reserves	$108,584	$39,729	$-	$(40,593)	$107,720

Valuation allowance for deferred
tax assets	$24,918	$1,124	$-	$-	$26,042

2009

Allowance for doubtful accounts	$13,199	$3,129	$-	$(8,798)	$7,530

Vehicle insurance reserves	$110,310	$43,356	$-	$(45,082)	$108,584

Valuation allowance for deferred
tax assets	$22,162	$2,756	$-	$-	$24,918

The “deductions” column of allowance for doubtful accounts represents write-offs of fully reserved franchisee accounts receivable.

The “additions” column of vehicle insurance reserves represents adjustments and “deductions” column represents payments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria for effective internal control over financial reporting set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, management asserts that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued its report with respect to the Company’s internal control over financial reporting, which appears below under “Attestation Report of the Independent Registered Public Accounting Firm”.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act during the last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Dollar Thrifty Automotive Group, Inc.:

We have audited Dollar Thrifty Automotive Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dollar Thrifty Automotive Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dollar Thrifty Automotive Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Reference is made to the information appearing under the captions “Biographical Information Regarding Director Nominees and Executive Officers”, “Independence, Meetings, Committees and Compensation of the Board of Directors – Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors – Human Resources and Compensation Committee (Compensation Committee Interlocks and Insider Participation) and – Compensation” and “Executive Compensation” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below regarding securities authorized for issuance under equity compensation plans, the information required by this Item 12 will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors, Director Nominees and Executive Officers” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information for the fiscal year ended December 31, 2011 with respect to the Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (“LTIP”) under which Common Stock of the Company is authorized for issuance:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
Plan Category	Options, Warrants and Rights	Warrants and Rights	Securities in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	1,574,533	$5.11	247,517

Equity compensation plans not
approved by security holders	None	None	None

Total	1,574,533	$5.11	247,517	(1)

(1)
At December 31, 2011, total common stock authorized for issuance was 2,083,550 shares, which included 1,574,533 unexercised option rights and 261,500 Performance Shares, assuming a maximum payout for all nonvested Performance Shares.  The Company has 247,517 shares available for future LTIP awards at December 31, 2011 after reserving for the maximum potential shares that could be awarded under the existing LTIP grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the information appearing under the captions “Independence, Meetings, Committees and Compensation of the Board of Directors – Independence” and “Transactions with Related Persons, Promoters and Certain Control Persons” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made to the information appearing under the caption “Proposal No. 2 – Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive Proxy Statement which will be filed pursuant to Regulation 14A promulgated by the SEC not later than 120 days after the end of the Company’s fiscal year ended December 31, 2011, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report

(1)	All Financial Statements. The response to this portion of Item 15 is submitted as a separate section herein under Part II, Item 8 - Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules.  Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 2011, 2010 and 2009 is set forth under Part II, Item 8 - Financial Statements and Supplementary Data.  All other schedules are omitted because they are not applicable or the information is shown in the financial statements or notes thereto.

(3)	Index of Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of DTG (incorporated by reference to Exhibit 3.1 to Dollar Thrifty Automotive Group, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-39661))
3.2
Fourth Amended and Restated By-Laws of Dollar Thrifty Automotive Group, Inc., adopted effective as of December 9, 2008, (incorporated by reference to Exhibit 3.2 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 15, 2008 (Commission File No. 1-13647))

4.1	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to Dollar Thrifty Automotive Group, Inc.’s Registration Statement on Form S-1, as amended (Registration No. 333-39661))
4.46
Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., Dollar, Thrifty, Chicago Deferred Exchange Corporation, VEXCO, LLC and The Chicago Trust Company (incorporated by reference to Exhibit 4.46 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2001, filed November 13, 2001 (Commission File No. 1-13647))

4.147
Note Purchase Agreement dated as of March 23, 2006 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., J.P. Morgan Securities Inc., Deutsche Bank Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Credit Suisse Securities (USA) LLC, Dresdner Kleinwort Wasserstein Securities LLC, and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.147 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed March 29, 2006 (Commission No. 1-13647))

4.153
Series 2006-1 Supplement dated as of March 28, 2006 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.153 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 3, 2006 (Commission No. 1-13647))

4.156
Collateral Assignment of Exchange Agreement dated as of March 28, 2006 among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.156 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 3, 2006 (Commission No. 1-13647))

4.158
Note Guaranty Insurance Policy No. AB0981BE issued by Ambac Assurance Corporation to Deutsche Bank Trust Company Americas for the benefit of the Series 2006-1 Noteholders Americas (incorporated by reference to Exhibit 4.158 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 3, 2006 (Commission No. 1-13647))

4.163
Amended and Restated Base Indenture dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.163 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (Commission File No. 1-13647))

4.169
Amendment No. 1 to Series 2006-1 Supplement dated as of February 14, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.169 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (Commission File No. 1-13647))

4.170
Second Amended and Restated Master Collateral Agency Agreement dated as of February 14, 2007 among Dollar Thrifty Automotive Group, Inc., Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.170 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (Commission File No. 1-13647))

4.173
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) dated as of February 14, 2007 among Rental Car Finance Corp., DTG Operations, Inc., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.173 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2007, filed May 7, 2007 (Commission File No. 1-13647))

4.175
Note Purchase Agreement dated as of May 15, 2007 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., ABN AMRO Incorporated, BNP Paribas Securities Corp., Dresdner Kleinwort Securities LLC, and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.175 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 18, 2007 (Commission File No. 1-13647))

4.176
Series 2007-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.176 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 29, 2007 (Commission File No. 1-13647))

4.178
Financial Guaranty Insurance Policy No. 07030024 issued by Financial Guaranty Insurance Company to Deutsche Bank Trust Company Americas for the benefit of the Series 2007-1 Noteholders (incorporated by reference to Exhibit 4.178 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 29, 2007 (Commission File No. 1-13647))

4.183
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2006-1) (incorporated by reference to Exhibit 4.183 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 20, 2007 (Commission File No. 1-13647))

4.184
Enhancement Letter of Credit Application and Agreement dated as of June 15, 2007 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2007-1) (incorporated by reference to Exhibit 4.184 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 20, 2007 (Commission File No. 1-13647))

4.191
Amendment No. 2 to Series 2006-1 Supplement dated as of May 23, 2007 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.191 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007 (Commission File No. 1-13647))

4.192
Amendment No. 1 dated as of May 22, 2007 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group IV) among Rental Car Finance Corp., DTG Operations, Inc. and Dollar Thrifty Automotive Group, Inc. (incorporated by reference to Exhibit 4.192 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2007, filed August 7, 2007 (Commission File No. 1-13647))

4.203
Amendment No. 3 to Series 2006-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.203 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2008, filed November 5, 2008 (Commission File No. 1-13647))

4.204
Amendment No. 1 to Series 2007-1 Supplement dated as of September 12, 2008 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.204 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2008, filed November 5, 2008 (Commission File No. 1-13647))

4.206
Amendment No. 4 to Series 2006-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.206 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))

4.207
Amendment No. 2 to Series 2007-1 Supplement dated as of February 3, 2009 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.207 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))

4.209
Amendment No. 2 to Amended And Restated Master Motor Vehicle Lease And Servicing Agreement (Group IV), dated as of February 3, 2009 among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, and those Subsidiaries of Dollar Thrifty Automotive Group, Inc. from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer (incorporated by reference to Exhibit 4.209 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))

4.210
Amendment No. 1, dated as of June 2, 2009 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as Master Collateral Agent (incorporated by reference to Exhibit 4.210 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 8, 2009 (Commission File No. 1-13647))

4.211
Letter Agreement, dated as of June 2, 2009, among Dollar Thrifty Automotive Group, Inc., Ambac Assurance Corporation and Financial Guaranty Insurance Company, relating to Amendment No. 1 to the Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007 (incorporated by reference to Exhibit 4.211 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 8, 2009 (Commission File No. 1-13647))

4.213
Amendment No. 5 to Series 2006-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.213 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009 (Commission File No. 1-13647))

4.214
Amendment No. 3 to Series 2007-1 Supplement dated as of August 3, 2009, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.214 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009 (Commission File No. 1-13647))

4.215
Collateral Assignment of Exchange Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.215 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 14, 2010 (Commission File No. 1-13647))

4.216
Note Purchase Agreement, dated as of April 8, 2010, among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Saratoga Funding Corp., LLC, as conduit purchaser, Deutsche Bank AG, New York Branch, as committed purchaser, and Deutsche Bank AG, New York Branch, as managing agent and administrative agent (incorporated by reference to Exhibit 4.216 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 14, 2010 (Commission File No. 1-13647))

4.218
Master Motor Vehicle Lease and Servicing Agreement (Group V), dated as of April 8, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder (incorporated by reference to Exhibit 4.218 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 14, 2010 (Commission File No. 1-13647))

4.219
Series 2010-1 Supplement to the Amended and Restated Base Indenture, dated as of April 8, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.219 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K/A, filed May 14, 2010 (Commission File No. 1-13647))

4.220
Collateral Assignment of Exchange Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.220 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 23, 2010 (Commission File No. 1-13647))

4.221
Note Purchase Agreement, dated as of June 17, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Wells Fargo Bank, N.A., as initial note purchaser, and those note purchasers from time to time becoming party thereto (incorporated by reference to Exhibit 4.221 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 23, 2010 (Commission File No. 1-13647))

4.222
Series 2010-2 Supplement to the Amended and Restated Base Indenture, dated as of June 17, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.222 to Dollar Thrifty Automotive Group, Inc.'s Form 8-K, filed June 23, 2010 (Commission File No. 1-13647))

4.223
Master Motor Vehicle Lease and Servicing Agreement (Group VI), dated as of June 17, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder (incorporated by reference to Exhibit 4.223 to Dollar Thrifty Automotive Group, Inc.’s  Form 8-K, filed June 23, 2010 (Commission File No. 1-13647))

4.224
Amendment No. 1 effective April 23, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, Chicago Deferred Exchange Company, VEXCO, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.224 to Dollar Thrifty Automotive Group, Inc.’s  Form 10-Q for the quarterly period ended June 30, 2010, filed August 3, 2010 (Commission File No. 1-13647))

4.225
Collateral Assignment of Exchange Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.225 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (Commission File No. 1-13647))

4.226
Note Purchase Agreement, dated as of October 28, 2010, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Saratoga Funding Corp., LLC, Liberty Street Funding LLC, Jupiter Securitization Company LLC, and Windmill Funding Corp, as conduit purchasers, Deutsche Bank AG, New York Branch, The Bank of Nova Scotia, JPMorgan Chase Bank, and The Royal Bank of Scotland plc, as committed purchasers and managing agents, and Deutsche Bank AG, New York Branch, as administrative agent (incorporated by reference to Exhibit 4.226 to Dollar Thrifty Automotive Group, Inc.’s Form10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (Commission File No. 1-13647))

4.227
Series 2010-3 Supplement to the Amended and Restated Base Indenture, dated as of October 28, 2010, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.227 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (Commission File No. 1-13647))

4.228
Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of October 28, 2010, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those subsidiaries of Dollar Thrifty Automotive Group, Inc. becoming lessees and servicers thereunder (incorporated by reference to Exhibit 4.228 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (Commission File No. 1-13647))

4.229
Amendment No. 2 effective October 28, 2010, to Master Exchange and Trust Agreement dated as of July 23, 2001 among Rental Car Finance Corp., DTG Operations, Thrifty, DB Like-Kind Exchange Services Corp., VEXCO, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.229 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2010, filed November 2, 2010 (Commission File No. 1-13647))

4.230
Amendment No. 1 to Series 2010-1 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.230 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))

4.231
Amendment No. 1 to Series 2010-2 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.231 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))

4.232
Amendment No. 1 to Series 2010-3 Supplement dated as of February 23, 2011 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.232 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))

4.233
Enhancement Letter of Credit Application and Agreement dated as of March 15, 2011 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas (Series 2010-3) (incorporated by reference to Exhibit 4.233 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2011, filed May 5, 2011 (Commission File No. 1-13647))

4.234
Rights Agreement, dated as of May 18, 2011, between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A., which includes the Form of Right Certificate as Exhibit A and the Certificate of Designation of Series A Junior Participating Preferred Stock as Exhibit C (incorporated by reference to Exhibit 1 of  Dollar Thrifty Automotive Group, Inc.’s Registration Statement on Form 8-A filed on May 18, 2011 and incorporated by reference to Exhibit 4.234 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated May 18, 2011 (Commission File No. 1-13647))

4.235
Note Purchase Agreement dated July 21, 2011 among Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, RBS Securities Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 4.235 to  Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated July 21, 2011 (Commission File No. 1-13647))

4.236
Collateral Assignment of Exchange Agreement, dated as of July 28, 2011, among Rental Car Finance Corp., DTG Operations, Inc. and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.236 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated July 28, 2011 (Commission File No. 1-13647))

4.237
Series 2011-1 Supplement to Amended and Restated Base Indenture, dated as of July 28, 2011, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.237 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated July 28, 2011 (Commission File No. 1-13647))

4.238
Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of July 28, 2011, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, and DTG Operations, Inc., as lessee and servicer (incorporated by reference to Exhibit 4.238 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated July 28, 2011 (Commission File No. 1-13647))

4.239
Enhancement Letter of Credit Application and Agreement, dated as of July 28, 2011, among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, as Series 2011-1 letter of credit issuer (incorporated by reference to Exhibit 4.239 to Dollar Thrifty Automotive Group Inc.’s Form 8-K, dated July 28, 2011 (Commission File No. 1-13647))

4.240
Amendment No. 2, dated as of July 18, 2011, to Second Amended and Restated Master Collateral Agency Agreement, dated as of February 14, 2007, among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc., Rental Car Finance Corp., the Financing Sources named therein and Deutsche Bank Trust Company Americas, as master collateral agent (incorporated by reference to Exhibit 4.240 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2011, filed August 8, 2011 (Commission File No. 1-13647))

4.241
Amended and Restated Note Purchase Agreement, dated as of September 29, 2011, among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, the conduit purchasers and/or committed purchasers identified as such on Schedule III thereto and such other conduit purchasers and/or committed purchasers from time to time party thereto, Deutsche Bank AG, New York Branch, as administrative agent and the managing agents identified as such on Schedule III thereto and such other managing agents from time to time party thereto (incorporated by reference to Exhibit 4.241 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated September 29, 2011 (Commission File No. 1-13647))

4.242
Amended and Restated Series 2010-3 Supplement dated as of September 29, 2011 to the Amended and Restated Base Indenture dated as of February 14, 2007, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.242 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated September 29, 2011 (Commission File No. 1-13647))

4.243
Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of September 29, 2011, among Rental Car Finance Corp., as lessor, Dollar Thrifty Automotive Group, Inc., as guarantor and master servicer, DTG Operations, Inc., as lessee and servicer, and those permitted lessees becoming lessees and servicers thereunder (incorporated by reference to Exhibit 4.243 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated September 29, 2011 (Commission File No. 1-13647))

4.244
Master Termination Agreement, dated as of October 11, 2011, among Rental Car Finance Corp., as issuer, lessor, financing source and beneficiary, Dollar Thrifty Automotive Group, Inc., as master servicer and guarantor, DTG Operations, Inc., as lessee, servicer and lessee grantor, Deutsche Bank Trust Company Americas, as trustee, financing source, beneficiary and master collateral agent, Saratoga Funding Corp., LLC, as conduit purchaser, and Deutsche Bank AG, New York Branch, as committed purchaser, managing agent and administrative agent (incorporated by reference to Exhibit 4.244 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated October 11, 2011 (Commission File No. 1-13647))

4.245
Note Purchase Agreement, dated as of October 26, 2011 among Rental Car Finance Corp., as seller, Dollar Thrifty Automotive Group, Inc., as master servicer, Wells Fargo Bank, N.A., as initial note purchaser and the note purchasers from time to time party thereto (incorporated by reference to Exhibit 4.245 to  Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated October 26, 2011 (Commission File No. 1-13647))

4.246
Series 2011-2 Supplement to Amended and Restated Base Indenture, dated as of October 26, 2011, between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.246 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated October 26, 2011 (Commission File No. 1-13647))

4.247
Enhancement Letter of Credit Application and Agreement, dated as of October 26, 2011, among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Deutsche Bank Trust Company Americas, as Series 2011-2 letter of credit issuer (incorporated by reference to Exhibit 4.247 to Dollar Thrifty Automotive Group Inc.’s Form 8-K, dated October 26, 2011 (Commission File No. 1-13647))

4.248
Master Termination Agreement, dated as of October 26, 2011, among Rental Car Finance Corp., as issuer, lessor, financing source and beneficiary, Dollar Thrifty Automotive Group, Inc., as master servicer and guarantor, DTG Operations, Inc., as lessee, servicer and lessee grantor, Deutsche Bank Trust Company Americas, as trustee, financing source, beneficiary and master collateral agent, and Wells Fargo Bank, N.A., as note purchaser (incorporated by reference to Exhibit 4.248 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated October 26, 2011 (Commission File No. 1-13647))

4.249
First Amendment to Rights Agreement, dated as of February 17, 2012, by and between Dollar Thrifty Automotive Group, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to  Exhibit 2 to Dollar Thrifty Automotive Group, Inc.’s Form 8-A/A, filed February 21, 2012 and incorporated by reference to Exhibit 4.249 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 17, 2012 (Commission File No. 1-13647))

4.250
Enhancement Letter of Credit Application and Agreement dated as of February 16, 2012 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Bank of America, N.A., as Series 2007-1 letter of credit issuer (incorporated by reference to Exhibit 4.250 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.251
Enhancement Letter of Credit Application and Agreement dated as of February 16, 2012 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Bank of America, N.A., as Series 2010-3 letter of credit issuer (incorporated by reference to Exhibit 4.251 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.252
Enhancement Letter of Credit Application and Agreement dated as of February 16, 2012 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Bank of America, N.A., as Series 2011-1 letter of credit issuer (incorporated by reference to Exhibit 4.252 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.253
Enhancement Letter of Credit Application and Agreement dated as of February 16, 2012 among DTG Operations, Inc., Rental Car Finance Corp., Dollar Thrifty Automotive Group, Inc. and Bank of America, N.A., as Series 2011-2 letter of credit issuer (incorporated by reference to Exhibit 4.253 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.254
Amendment No. 4 to Series 2007-1 Supplement dated as of February 16, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.254 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.255
Amendment No. 1 to Amended and Restated Series 2010-3 Supplement dated as of February 16, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.255 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.256
Amendment No. 1 to Series 2011-1 Supplement dated as of February 16, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.256 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.257
Amendment No. 1 to Series 2011-2 Supplement dated as of February 16, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.257 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

4.258	Amendment No. 2 to Series 2011-1 Supplement dated as of February 23, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee*
4.259	Amendment No. 2 to Series 2011-2 Supplement dated as of February 23, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee*
10.8
Pentastar Transportation Group, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to Dollar Thrifty Automotive Group, Inc.'s Registration Statement on Form S-1, as amended (Registration No. 333-39661))†

10.10
Dollar Thrifty Automotive Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Dollar Thrifty Automotive Group, Inc.’s  Registration Statement on Form S-1, as amended (Registration No. 333-39661))†

10.13
Amendment to Long-Term Incentive Plan dated as of September 29, 1998 (incorporated by reference to Exhibit 10.13 to Dollar Thrifty Automotive Group, Inc.’s  Form S-8, filed May 28, 1999 (Registration No. 333-79603))†

10.38
Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust, as adopted by the Company pursuant to the Adoption Agreement (Exhibit 10.39) (incorporated by reference to Exhibit 10.38 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004 (Commission File No. 1-13647))†

10.39
Adoption Agreement #005 Nonstandardized 401(k) Profit Sharing Plan  (incorporated by reference to Exhibit 10.39 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2004, filed November 4, 2004 (Commission File No. 1-13647))†

10.40
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the Fourth Amendment to Retirement Plan dated December 2, 2004, with amendment attached (incorporated by reference to Exhibit 10.40 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed  December 8, 2004 (Commission File No. 1-13647))†

10.41
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective December 2, 2004 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan & Trust dated January 1, 2005, with amendment attached (incorporated by reference to Exhibit 10.41 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 8, 2004 (Commission File No. 1-13647))†

10.54
Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of March 23, 2005 and Adopted by Shareholders on May 20, 2005 (incorporated by reference to Exhibit 10.54 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))†

10.58
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Thomas P. Capo, non-employee director (incorporated by reference to Exhibit 10.58 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))

10.59
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Maryann N. Keller, non-employee director (incorporated by reference to Exhibit 10.59 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))

10.60
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Edward C. Lumley, non-employee director (incorporated by reference to Exhibit 10.60 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))

10.61
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and John C. Pope, non-employee director (incorporated by reference to Exhibit 10.61 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005  (Commission File No. 1-13647))

10.67
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and R. Scott Anderson, Senior Executive Vice President  (incorporated by reference to Exhibit 10.67 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))†

10.70
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Vicki J. Vaniman, Executive Vice President and General Counsel (incorporated by reference to Exhibit 10.70 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))†

10.71
Indemnification Agreement dated as of May 20, 2005 between Dollar Thrifty Automotive Group, Inc. and Pamela S. Peck, Vice President and Treasurer (incorporated by reference to Exhibit 10.71 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed May 25, 2005 (Commission File No. 1-13647))†

10.82
Notice of Election Regarding Payment of Director’s Fees (As Amended and Restated) dated December 2, 2005 executed by Maryann N. Keller (incorporated by reference to Exhibit 10.82 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 8, 2005 (Commission File No. 1-13647))

10.97
Unanimous Consent to Action of the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. Taken in Lieu of Special Meeting effective February 1, 2006 regarding the amendment and restatement of Appendix C to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan, with Appendix C attached (incorporated by reference to Exhibit 10.97 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed February 7, 2006 (Commission File No. 1-13647))†

10.106
Indemnification Agreement dated as of March 22, 2006 between Dollar Thrifty Automotive Group, Inc. and Richard W. Neu, non-employee director  (incorporated by reference to Exhibit 10.106 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed March 27, 2006 (Commission File No. 1-13647))

10.107
Roth 401(k) Amendment effective as of March 1, 2006 for the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan (incorporated by reference to Exhibit 10.107 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2006, filed May 5, 2006 (Commission File No. 1-13647))†

10.119
Mandatory Retirement Policy approved by the Human Resources and Compensation Committee of the Board of Directors of Dollar Thrifty Automotive Group, Inc. on July 26, 2006 (incorporated by reference to Exhibit 10.119 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed August 1, 2006 (Commission File No. 1-13647))†

10.123
Second Amended and Restated Data Processing Services Agreement dated as of August 1, 2006 by and among Dollar Thrifty Automotive Group, Inc., Electronic Data Systems Corporation and EDS Information Services L.L.C. (incorporated by reference to Exhibit 10.123 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2006, filed November 8, 2006 (Commission File No. 1-13647))

10.143
Credit Agreement dated as of June 15, 2007 among Dollar Thrifty Automotive Group, as the borrower, various financial institutions as are or may become parties thereto, Deutsche Bank Trust Company Americas, as the administrative agent, The Bank of Nova Scotia, as the syndication agent, and Deutsche Bank Securities Inc. and The Bank of Nova Scotia as the joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.143 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 20, 2007 (Commission File No. 1-13647))

10.159
Form of Performance Unit Grant Agreement between the Company and the applicable employee (incorporated by reference to Exhibit 10.159 to Dollar Thrifty Automotive Group, Inc.’s  Form 8-K, filed February 6, 2008 (Commission File No. 1-13647))†

10.160
Form of Stock Option Grant Agreement between the Company and the applicable employee (incorporated by reference to Exhibit 10.160 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed February 6, 2008 (Commission File No. 1-13647))†

10.177
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by Thomas P. Capo (incorporated by reference to Exhibit 10.177 to Dollar Thrifty Automotive Group, Inc.’s 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.178
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 26, 2007 executed by Richard W. Neu (incorporated by reference to Exhibit 10.178 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.179
Amendment to Notice of Election Regarding Payment of Director’s Fees (Earned and Deferred through December 31, 2007) dated December 31, 2007 executed by John C. Pope (incorporated by reference to Exhibit 10.179 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.180
Consent to Action in Lieu of Meeting of the Board of Directors of Dollar Thrifty Automotive Group, Inc. effective January 1, 2008 regarding the amendment to the Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan under the Bank of Oklahoma N.A. Defined Contribution Prototype Plan and Trust dated November 29, 2007 (incorporated by reference to Exhibit 10.180 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.181
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 31, 2007 executed by Thomas P. Capo (incorporated by reference to Exhibit 10.181 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.184
Amendment to Notice of Election Regarding Payment of Director’s Fees for Calendar Year 2008 dated December 26, 2007 executed by Richard W. Neu (incorporated by reference to Exhibit 10.184 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2007, filed February 29, 2008 (Commission File No. 1-13647))†

10.188
Indemnification Agreement dated as of April 8, 2008 between Dollar Thrifty Automotive Group, Inc. and Kimberly D. Paul, Vice President and Chief Accounting Officer (incorporated by reference to Exhibit 10.188 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed April 14, 2008 (Commission File No. 1-13647))†

10.191
Indemnification Agreement dated as of May 23, 2008 between Dollar Thrifty Automotive Group, Inc. and Scott L. Thompson, Senior Executive Vice President and Chief Financial Officer (incorporated by reference to Exhibit 10.191 to Dollar Thrifty Automotive Group, Inc.'s Form 8-K, filed May 28, 2008 (Commission File No. 1-13647))†

10.192
First Amendment to Credit Agreement dated as of July 9, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement (incorporated by reference to Exhibit 10.192 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed July 10, 2008 (Commission File No. 1-13647))

10.200
Second Amendment to Credit Agreement dated as of September 29, 2008 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party to the Credit Agreement (incorporated by reference to Exhibit 10.200 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed September 30, 2008 (Commission File No. 1-13647))

10.203
Third Amendment to Credit Agreement dated, as of November 17, 2008 and effective as of November 24, 2008, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto  (incorporated by reference to Exhibit 10.203 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed November 24, 2008 (Commission File No. 1-13647))

10.204
Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of December 9, 2008 (incorporated by reference to Exhibit 10.204 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 15, 2008 (Commission File No. 1-13647))†

10.205
Employment Continuation Agreement dated December 9, 2008 between the Company and Scott L. Thompson (incorporated by reference to Exhibit 10.205 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 15, 2008 (Commission File No. 1-13647))†

10.206
Fourth Amendment to Credit Agreement dated as of February 4, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto (incorporated by reference to Exhibit 10.206 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed February 10, 2009 (Commission File No. 1-13647))

10.207
Fifth Amendment to Credit Agreement dated as of February 25, 2009 among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent, and various financial institutions as are party thereto (incorporated by reference to Exhibit 10.207 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed February 25, 2009 (Commission File No. 1-13647))

10.210
Umbrella 409A Amendment for Performance Shares effective December 9, 2008 (incorporated by reference to Exhibit 10.210 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))†

10.211
Amended and Restated Deferred Compensation Plan dated December 9, 2008 (incorporated by reference to Exhibit 10.211 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))†

10.213
Amended and Restated Retirement Plan effective as of December 9, 2008 (incorporated by reference to Exhibit 10.213 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))†

10.214
2009 Deferred Compensation Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.214 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))†

10.217
Form of Indemnification Agreement between the Company and the applicable employee (incorporated by reference to Exhibit 10.217 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))†

10.218
Vehicle Supply Agreement dated as of February 9, 2009 between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.218 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009 (Commission File No. 1-13647))

10.222
Letter Agreement, dated as of June 2, 2009, between Dollar Thrifty Automotive Group, Inc., and Deutsche Bank Trust Company Americas, as letter of credit issuer, relating to the Credit Agreement, dated as of June 15, 2007 (incorporated by reference to Exhibit 10.222 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 8, 2009 (Commission File No. 1-13647))

10.223
Sixth Amendment to Credit Agreement, dated as of June 25, 2009 and effective as of June 26, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto (incorporated by reference to Exhibit 10.223 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed June 30, 2009 (Commission File No. 1-13647))

10.224
Form of Restricted Stock Unit Grant Agreement Between the Company and the applicable employee (incorporated by reference to Exhibit 10.224 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009 (Commission File No. 1-13647))†

10.225
First Amendment effective as of July 22, 2009, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.225 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2009, filed August 6, 2009 (Commission File No. 1-13647))

10.226
Seventh Amendment to Credit Agreement, dated as of August 7, 2009, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions as are party thereto (incorporated by reference to Exhibit 10.226 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed August 11, 2009 (Commission File No. 1-13647))

10.227
Vehicle Supply Agreement dated as of August 4, 2009 between Chrysler Group LLC and DTG (incorporated by reference to Exhibit 10.227 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2009, filed October 26, 2009 (Commission File No. 1-13647))

10.228
Vehicle Purchase Agreement dated December 15, 2009 between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)  (incorporated by reference to Exhibit 10.228 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))

10.229
Form of Director’s Deferred Compensation Election between the Company and the applicable director (incorporated by reference to Exhibit 10.229 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))†

10.230
Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2010 Until Further Modified (incorporated by reference to Exhibit 10.230 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))†

10.231
Form of Restricted Stock Units Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director (incorporated by reference to Exhibit 10.231 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))†

10.232
Dollar Thrifty Automotive Group, Inc. 2010 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.232 to Dollar Thrifty Automotive Group, Inc.’s  Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))†

10.233
Second Amendment effective as of February 24, 2010, to the Vehicle Supply Agreement dated as of February 9, 2009, between Ford Motor Company and DTG (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.233 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2009, filed March 4, 2010 (Commission File No. 1-13647))

10.234
First Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated as of March 24, 2010 (incorporated by reference to Exhibit 10.234 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2010, filed May 5, 2010 (Commission File No. 1-13647))†

10.235
Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan dated as of December 9, 2008 (filed as exhibit 10.212 with DTG’s Form 10-K for the fiscal year ended December 31, 2008, filed March 3, 2009), as amended effective on March 16, 2009 (filed as exhibit 10.221 with DTG’s Form 8-K filed May 20, 2009) and effective on March 31, 2009 (filed as exhibit 10.219 with DTG’s Form 10-Q for the quarterly period ended March 31, 2009, filed May 6, 2009) (incorporated by reference to Exhibit 10.235 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2010, filed May 5, 2010 (Commission File No. 1-13647))†

10.236
Eighth Amendment to Credit Agreement, dated as of November 19, 2010, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto (incorporated by reference to Exhibit 10.236 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed November 24, 2010 (Commission File No. 1-13647))

10.237
Form of Performance Units Grant Agreement between the Company and the applicable employee (incorporated by reference to Exhibit 10.237 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed December 9, 2010 (Commission File No. 1-13647))†

10.238
Ninth Amendment to Credit Agreement, dated as of February 9, 2011, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto (incorporated by reference to Exhibit 10.238 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, filed February 11, 2011 (Commission File No. 1-13647))

10.239
Vehicle Purchase Agreement dated December 13, 2010 (effective January 3, 2011) and Amendment No. 1 to the Vehicle Purchase Agreement dated December 16, 2010 (effective February 24, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.239 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))

10.240
Form of Directors Deferred Compensation Election between the Company and the applicable director (incorporated by reference to Exhibit 10.240 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))†

10.241
Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective December 1, 2010 (incorporated by reference to Exhibit 10.241 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))†

10.242
Dollar Thrifty Automotive Group, Inc. 2011 Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.242 to Dollar Thrifty Automotive Group, Inc.’s Form 10-K for the fiscal year ended December 31, 2010, filed February 28, 2011 (Commission File No. 1-13647))†

10.243
Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.243 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended March 31, 2011, filed May 5, 2011 (Commission File No. 1-13647))

10.244
Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc., as amended by the First Amendment to Vehicle Rental Supply Agreement dated as of February 1, 2009, the Second Amendment to Vehicle Rental Supply Agreement dated July 10, 2009 and the Third Amendment to Vehicle Rental Supply Agreement dated June 16, 2011 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.244 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2011, filed August 8, 2011 (Commission File No. 1-13647))

10.245
Amendment 01, effective July 22, 2011, to the Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.245 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended June 30, 2011, filed August 8, 2011 (Commission File No. 1-13647))

10.246
Tenth Amendment to Credit Agreement, dated as of September 23, 2011, among Dollar Thrifty Automotive Group, Inc., as borrower, Deutsche Bank Trust Company Americas, as administrative agent and letter of credit issuer, and various financial institutions party thereto (incorporated by reference to Exhibit 10.246 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated September 23, 2011 (Commission File No. 1-13647))

10.247
Fourth Amendment dated August 1, 2011 to Vehicle Rental Supply Agreement effective as of March 5, 2008, by and between Expedia, Inc. and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.247 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2011, filed November 2, 2011 (Commission File No. 1-13647))

10.248
Vehicle Purchase Agreement dated August 18, 2011 (effective October 12, 2011) between General Motors LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.248 to Dollar Thrifty Automotive Group, Inc.’s Form 10-Q for the quarterly period ended September 30, 2011, filed November 2, 2011 (Commission File No. 1-13647))

10.249
Credit Agreement dated as of February 16, 2012 among Dollar Thrifty Automotive Group, Inc. and DTG Operations, Inc., as borrowers, certain domestic subsidiaries of the borrowers, as guarantors, the lenders party thereto, JPMorgan Chase Bank, N.A. as syndication agent and Bank of America, N.A., as administrative agent, swing line lender and an L/C issuer, and Merrill Lynch, Pierce, Fenner, & Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and joint book managers (incorporated by reference to Exhibit 10.249 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

10.250
Security Agreement dated as of February 16, 2012 among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc. and the other subsidiary grantors party thereto and  Bank of America, N.A., as administrative agent for the secured parties (incorporated by reference to Exhibit 10.250 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

10.251
Pledge Agreement dated as of February 16, 2012 among Dollar Thrifty Automotive Group, Inc., DTG Operations, Inc. and the other subsidiary pledgors party thereto and  Bank of America, N.A., as administrative agent for the secured parties (incorporated by reference to Exhibit 10.251 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K, dated February 16, 2012 (Commission File No. 1-13647))

10.252	Second Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated December 9, 2011†*
10.253	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2012†*
10.254	Dollar Thrifty Automotive Group, Inc. 2012 Executive Incentive Compensation Plan†*
10.255	Retirement and Consulting Agreement by and between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc. effective December 15, 2011†*
10.256	Form of Performance Unit Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee†*
10.257	Form of Restricted Stock Unit Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director†*
16.1
Letter from Deloitte & Touche LLP to the Securities and Exchange Commission regarding statements included in Form 8-K (incorporated by reference to Exhibit 16.1 to DTG’s Form 8-K/A dated January 31, 2011, filed February 11, 2011 (Commission File No. 1-13647))

21	Subsidiaries of DTG*
23.44
Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189 (incorporated by reference to Exhibit 23.44 to Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2010, filed June 17, 2011 (Commission File No. 1-13647))

23.45
Consent of Ernst & Young LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027*

23.46
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027*

31.79	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.80	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.79	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.80	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
__________

†	Denotes management contract or compensatory plan
*	Filed herewith
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

(b)	Filed Exhibits

The response to this item is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

February 28, 2012	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson
President and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ SCOTT L. THOMPSON Scott L. Thompson	Chairman of the Board, Chief Executive Officer, President and Director	February 28, 2012
/s/ H. CLIFFORD BUSTER III H. Clifford Buster III	Chief Financial Officer, Senior Executive Vice President and Principal Financial Officer	February 28, 2012
/s/ KIMBERLY D. PAUL Kimberly D. Paul	Chief Accounting Officer, Vice President and Principal Accounting Officer	February 28, 2012
/s/ THOMAS P. CAPO Thomas P. Capo	Director	February 28, 2012
/s/ MARYANN N. KELLER Maryann N. Keller	Director	February 28, 2012
/s/ EDWARD C. LUMLEY Edward C. Lumley	Director	February 28, 2012
/s/ RICHARD W. NEU Richard W. Neu	Director	February 28, 2012
/s/ JOHN C. POPE John C. Pope	Director	February 28, 2012

INDEX TO EXHIBITS

Exhibit Number                                                      Description

4.258	Amendment No. 2 to Series 2011-1 Supplement dated as of February 23, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee
4.259	Amendment No. 2 to Series 2011-2 Supplement dated as of February 23, 2012 between Rental Car Finance Corp. and Deutsche Bank Trust Company Americas, as trustee
10.252	Second Amendment to Second Amended and Restated Employment Continuation Plan for Key Employees of Dollar Thrifty Automotive Group, Inc. dated December 9, 2011
10.253	Dollar Thrifty Automotive Group, Inc. Summary of Non-employee Director’s Compensation effective January 1, 2012
10.254	Dollar Thrifty Automotive Group, Inc. 2012 Executive Incentive Compensation Plan
10.255	Retirement and Consulting Agreement by and between R. Scott Anderson and Dollar Thrifty Automotive Group, Inc. effective December 15, 2011
10.256	Form of Performance Unit Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable employee
10.257	Form of Restricted Stock Unit Grant Agreement between Dollar Thrifty Automotive Group, Inc. and the applicable director
21	Subsidiaries of DTG
23.45
Consent of Ernst & Young LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027

23.46
Consent of Deloitte & Touche LLP regarding DTG’s Forms S-8, Registration No. 333-79603, Registration No. 333-89189, Registration No. 333-33144, Registration No. 333-33146, Registration No. 333-50800, Registration No. 333-128714, Registration No. 333-152401 and Registration No. 333-161509 and Form S-3, Registration No. 333-161027

31.79	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.80	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.79	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.80	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
__________

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections