Form 10-Q
period 2012-03-31
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2012-05-09
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of May 2, 2012 was 28,040,290.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 1A.	RISK FACTORS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	38

SIGNATURES	40

INDEX TO EXHIBITS	41

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2012” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties relating to our business that could materially affect our future results include:

●
constraints on our growth and profitability given the challenges we face in increasing our market share in the key airport and local markets we serve, high barriers to entry in the insurance replacement market, capital and other constraints on expanding company-owned stores internationally and the challenges we would face in further reducing our expenses;

●
the impact of the continuing challenging global economic environment, the ongoing Eurozone sovereign debt issues and governmental actions to address budget deficits through austerity and other measures, which are fueling concerns about global economic prospects and could materially adversely affect unemployment rates and consumer discretionary spending, including for international inbound travel to the United States and for leisure travel more generally, on which we are substantially dependent;

●
the continuing significant political unrest and other concerns involving certain oil-producing countries, which has contributed to price volatility for petroleum products, and in recent periods higher average gasoline prices, which could affect both broader economic conditions and consumer spending levels;

●	the impact of pricing and other actions by competitors;
●
our ability to manage our fleet mix to match demand and meet our target for vehicle depreciation costs, particularly in light of the significant level of risk vehicles (i.e., those vehicles not acquired through a guaranteed residual value program) in our fleet and our exposure to wholesale used vehicle prices;

●
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost, including the impact on vehicle depreciation costs in 2012 based on pricing volatility in the used vehicle market;

●	our ability to reduce our fleet capacity as and when projected by our plans;
●	the continuing strength of the U.S. automotive industry on which we depend for vehicle supply;
●
airline travel patterns, including disruptions or reductions in air travel resulting from capacity reductions, pricing actions, severe weather conditions, industry consolidation or other events, particularly given our dependence on leisure travel;

●	access to reservation distribution channels, particularly as the role of the Internet and mobile applications increases in the marketing and sale of travel-related services;
●	the effectiveness of actions we take to maintain a low cost structure and to manage liquidity;
●	the impact of repurchases of our common stock pursuant to our share repurchase program;
●	our ability to obtain cost-effective financing as needed without unduly restricting our operational flexibility;
●	our ability to comply with financial covenants, and the impact of those covenants on our operating and financial flexibility;
●
whether our preliminary expectations about our federal income tax position are affected by changes in our expected fleet size or operations or further legislative initiatives relating to taxes in the United States or elsewhere;

●
our ability to continue to defer the reversal of prior period tax deferrals and the availability of accelerated depreciation payments in future periods, the lack of either of which could result in material cash federal income tax payments in future periods;

●	the cost of regulatory compliance, costs and other effects of potential future initiatives, including those directed at climate change and its effects, and the costs and outcome of pending litigation;
●	disruptions in the operation or development of information and communication systems that we rely on, including those relating to methods of payment;
●	local market conditions where we and our franchisees do business, including whether franchisees will continue to have access to capital as needed; and
●	the impact of other events that can disrupt consumer travel, such as natural and man-made catastrophes, pandemics, social unrest and actual and perceived threats or acts of terrorism.

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of March 31, 2012, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referenced above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
May 9, 2012

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In Thousands Except Per Share Data)

	Three Months
	Ended March 31,
	(Unaudited)

	2012	2011
REVENUES:
Vehicle rentals	$339,089	$332,272
Other	17,185	16,075
Total revenues	356,274	348,347

COSTS AND EXPENSES:
Direct vehicle and operating	184,212	178,305
Vehicle depreciation and lease charges, net	41,731	74,174
Selling, general and administrative	45,548	48,947
Interest expense, net of interest income of $493 and $465, respectively	17,068	20,977
Total costs and expenses	288,559	322,403

(Increase) decrease in fair value of derivatives	276	(3,474)

INCOME BEFORE INCOME TAXES	67,439	29,418

INCOME TAX EXPENSE	27,068	12,895

NET INCOME	$40,371	$16,523

BASIC EARNINGS PER SHARE	$1.40	$0.57

DILUTED EARNINGS PER SHARE	$1.35	$0.53

COMPREHENSIVE INCOME	$49,322	$21,062

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

Cash and cash equivalents	$491,820	$508,648
Restricted cash and investments	213,521	353,265
Receivables, net	93,248	95,360
Prepaid expenses and other assets	74,927	65,959
Revenue-earning vehicles, net	1,756,009	1,467,835
Property and equipment, net	80,792	84,278
Income taxes receivable	-	18,786
Software, net	20,527	21,535

Total assets	$2,730,844	$2,615,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$49,887	$54,377
Accrued liabilities	112,511	124,185
Income taxes payable	3,107	-
Deferred income tax liability	354,782	342,962
Vehicle insurance reserves	81,906	86,515
Debt and other obligations	1,473,431	1,399,955
Total liabilities	2,075,624	2,007,994

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:	-	-
Authorized 10,000,000 shares; none outstanding
Common stock, $.01 par value:
Authorized 50,000,000 shares;
36,134,902 and 36,048,606 issued, respectively, and
28,127,790 and 29,556,887 outstanding, respectively	361	361
Additional capital	952,089	848,843
Retained earnings (deficit)	37,952	(2,419)
Accumulated other comprehensive income (loss)	1,334	(7,617)
Treasury stock, at cost (8,007,112 and 6,491,719 shares, respectively)	(336,516)	(231,496)
Total stockholders' equity	655,220	607,672

Total liabilities and stockholders' equity	$2,730,844	$2,615,666

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,371	$16,523
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	55,991	82,093
Non-vehicle depreciation	4,536	4,840
Net gains from disposition of revenue-earning vehicles	(14,260)	(7,928)
Amortization	1,775	1,866
Performance share incentive, stock option and restricted stock plans	1,625	1,209
Interest income earned on restricted cash and investments	(238)	(113)
Recovery of losses on receivables	(319)	(655)
Deferred income taxes	13,203	10,557
Swap termination reclassification	4,878	-
Change in fair value of derivatives	276	(3,474)
Change in assets and liabilities:
Income taxes payable/receivable	21,893	51,372
Receivables	2,686	2,083
Prepaid expenses and other assets	(1,427)	(3,814)
Accounts payable	(1,475)	(14,442)
Accrued liabilities	(10,699)	(10,083)
Vehicle insurance reserves	(4,609)	2,969
Other	1,223	1,287

Net cash provided by operating activities	115,430	134,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(583,615)	(561,259)
Revenue-earning vehicles - Proceeds from sales	251,690	117,428
Change in cash and cash equivalents - required minimum balance	-	100,000
Net change in restricted cash and investments	139,982	117,575
Property, equipment and software - Purchases	(5,065)	(3,272)
Property, equipment and software - Proceeds from sales	3,486	6

Net cash used in investing activities	(193,522)	(229,522)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In Thousands)

	Three Months
	Ended March 31,
	(Unaudited)

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	240,138	456,572
Payments of vehicle debt and other obligations	(166,666)	(300,000)
Payments of non-vehicle debt	-	(2,500)
Issuance of common shares	646	1,362
Net settlement of employee withholding taxes on share-based awards	-	(2,747)
Purchase of common stock for the treasury	(5,020)	-
Financing issue costs	(7,834)	(2,060)

Net cash provided by financing activities	61,264	150,627

CHANGE IN CASH AND CASH EQUIVALENTS	(16,828)	55,395

CASH AND CASH EQUIVALENTS:
Beginning of period	508,648	463,153

End of period	$491,820	$518,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes from taxing authorities	$(8,053)	$(49,055)
Interest	$14,517	$17,870

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$23,867	$36,405
Purchases of revenue-earning vehicles included in accounts payable	$4,021	$2,937
Purchases of property, equipement and software included in accounts payable	$1,059	$560

Certain reclassifications have been made to the 2011 financial information to conform to the classification used in 2012.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The accounting policies set forth in Item 8 - Note 1 of notes to the consolidated financial statements contained in DTG’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012, have been followed in preparing the accompanying condensed consolidated financial statements.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At March 31, 2012 and December 31, 2011, there was $17.6 million and $19.0 million, respectively, in book overdrafts included in accounts payable.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

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

Long-Term Incentive Plan

At March 31, 2012, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 1,994,171 shares.  The Company has 211,567 shares available for future LTIP awards at March 31, 2012 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for non-qualified option rights, performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $1.9 million and $1.2 million during the three months ended March 31, 2012 and 2011, respectively, for such awards.  The total income tax benefit recognized in the statements of comprehensive income for share-based compensation payments was $0.8 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.  The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.  No awards were granted in 2012 and 2011.  There are no options vested during the three months ended March 31, 2012.  The grant-date fair value of options vested during the three months ended March 31, 2011 was $1.1 million.  Expense is recognized over the service period which is the vesting period.  Unrecognized expense remaining at March 31, 2012 and 2011 for the options is less than $0.1 million and $0.7 million, respectively, and will be recognized through April 2012.

The following table sets forth the non-qualified option rights activity under the LTIP for the three months ended March 31, 2012:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2012	1,575	$5.11	6.89	$102,579

Granted	-	-
Exercised	(83)	7.83
Canceled (Forfeited/Expired)	-	-

Outstanding at March 31, 2012	1,492	$4.96	6.17	$113,314

Fully vested and exercisable options at:
March 31, 2012	834	$5.22	6.22	$63,126
Options expected to vest in the future at:
March 31, 2012	658	$4.63	6.09	$50,188

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $5.6 million and $2.7 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during the three months ended March 31, 2012 and 2011 totaled $0.6 million and $1.4 million, respectively.

Performance Shares – Performance share awards, which may take the form of performance shares or performance units, are granted to Company officers and certain key employees.

The maximum amount of performance share awards that may be granted under the LTIP during any year to any participant is 160,000 common shares.  Compensation expense related to the performance shares is recognized over the vesting period.

In February 2012, the Company granted 29,135 performance units related to the 2011 incentive compensation plan with a grant-date fair value of $76.17 per share.  These performance units, which will settle in Company shares, will vest over the requisite service period with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013.  In December 2011, a target number of performance units was granted with a grant-date fair value of $69.58 per share.    These performance units, which will settle in Company shares, will vest over a three-year requisite service period following the grant date with 25% vesting on December 31, 2013 and the remaining 75% vesting on December 31, 2014.  The number of performance units ultimately earned will depend upon the level of corporate performance against a pre-established target in 2012.  The grant-date fair value for each of these awards was based on the closing market price of the Company’s common shares at the date of grant.

No shares vested during the three months ended March 31, 2012.  In March 2011, the 2008 grant of performance shares earned from January 1, 2008 through December 31, 2010 totaling 73,000 shares, net of forfeitures, vested at 200% of the target award (total of approximately 146,000 shares) with a total intrinsic value to the recipients of approximately $3.5 million.  The Company withheld approximately 52,000 of these shares for the payment of taxes owed by the recipients and designated the shares withheld as treasury shares.

The following table presents the status of the Company’s nonvested performance shares as of March 31, 2012 and changes during the three months ended March 31, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	262	$59.11
Granted	29	76.17
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2012	291	$60.82

At March 31, 2012, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $10.9 million, depending upon the Company’s performance against targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted average period of 1.9 years.  The total intrinsic value of vested and issued performance shares during the three months ended March 31, 2011 was $7.6 million.  As of March 31, 2012, the intrinsic value of the nonvested performance share awards was $23.5 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares at the date of grant.  No restricted stock units vested during the three months ended March 31, 2012 and 2011.

In January 2012, non-employee directors were granted 6,815 shares with a grant-date fair value of $73.42 per share that fully vest on December 31, 2012. At March 31, 2012, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.4 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of March 31, 2012 and changes during the three months ended March 31, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	34	$5.41
Granted	7	73.42
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2012	41	$16.94

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months
	Ended March 31,

	2012	2011

Depreciation of revenue-earning vehicles and other	$55,991	$82,102
Net gains from disposal of revenue-earning vehicles	(14,260)	(7,928)

	$41,731	$74,174

Average gain on Non-Program Vehicles:

	Three Months
	Ended March 31,

	2012	2011

Number of Non-Program Vehicles sold	14,356	6,918

Average gain on vehicles sold (per vehicle)	$993	$1,146

Components of vehicle depreciation per vehicle per month:

	Three Months
	Ended March 31,

	2012	2011

Average depreciable fleet (units)	102,587	98,616

Average depreciation rate	$182	$278
Average gain on vehicles sold	(46)	(27)

Average vehicle depreciation and lease charges, net	$136	$251

Vehicles purchased by vehicle rental companies under programs where either the rate of depreciation or the residual value is guaranteed by the manufacturer are referred to as “Program Vehicles.”  Vehicles not purchased under these programs and for which rental companies therefore bear residual value risk are referred to as “Non-Program Vehicles.”

Depreciation expense for Non-Program Vehicles, which constitute substantially all of the Company’s fleet, is recorded on a straight-line basis over the life of the vehicle, based on the original acquisition cost, the projected residual value at the time of sale, and the estimated length of time the vehicle will be in service.  The Company’s vehicle depreciation rates are periodically adjusted on a prospective basis when residual value assumptions change due to changes in used vehicle market conditions.

The estimation of residual values requires the Company to make assumptions regarding the expected age and mileage of the vehicle at the time of disposal.  Additionally, residual value estimates must also take into consideration overall used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals.  The difference in residual values assumed and the proceeds realized upon sale of the vehicle is recorded as a gain or loss on sale of the vehicle, and is recorded as a component of net vehicle depreciation and lease charges in the condensed consolidated statement of comprehensive income.

5.	EARNINGS PER SHARE

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

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

	Three Months
	Ended March 31,

	2012	2011

Net income	$40,371	$16,523

Basic EPS:
Weighted-average common shares	28,748,434	28,760,628

Basic EPS	$1.40	$0.57

Diluted EPS:
Weighted-average common shares	28,748,434	28,760,628

Shares contingently issuable:
Stock options	892,775	1,985,615
Performance awards and nonvested shares	81,051	38,335
Employee compensation shares deferred	40,261	49,310
Director compensation shares deferred	222,786	218,757

Shares applicable to diluted	29,985,307	31,052,645

Diluted EPS	$1.35	$0.53

For the three months ended March 31, 2012, and 2011, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average per share market price of the common shares.

Shares included in the diluted EPS calculation decreased on a year-over-year basis from the three months ended March 31, 2011 to the three months ended March 31, 2012.  The Company uses the treasury stock method to determine the denominator used in the diluted EPS calculation. To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option. However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable.  In 2012, the Company has projected that it will be a taxpayer and the tax benefit of the repurchases of shares from the assumed proceeds is incorporated into the diluted share calculation.  The impact of the assumed tax benefit in 2012 is a reduction in diluted shares outstanding of approximately 600,000 shares.  In 2011, the Company was not a taxpayer for federal income tax purposes and did not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation, thus increasing the number of shares included in the diluted EPS calculation by approximately 700,000 shares.  Other factors, such as the Company’s stock price and stock options exercised, also impact the diluted EPS calculation.

During the first quarter of 2012, the Company repurchased 1,515,393 shares of its common stock which reduced the weighted-average common shares outstanding. See Note 10 for further discussion of the share repurchase program.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2012	2011

Trade accounts receivable and other	$71,207	$74,403
Vehicle manufacturer receivables	20,568	21,510
Car sales receivable	3,983	2,287
	95,758	98,200
Less: Allowance for doubtful accounts	(2,510)	(2,840)
	$93,248	$95,360

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2011-2 notes (matures May 2015)	$400,000	$400,000
Series 2011-1 notes (matures February 2015)	500,000	500,000
Series 2007-1 notes (matures July 2012)	333,333	500,000
	1,233,333	1,400,000
Discounts on asset-backed medium-term notes	(40)	(45)
Asset-backed medium-term notes, net of discount	1,233,293	1,399,955

Series 2010-3 variable funding note (matures December 2013)	180,000	-
CAD Series 2012-1 notes (Canadian fleet financing) (matures August 2014)	60,138	-

Total debt and other obligations	$1,473,431	$1,399,955

Asset-Backed Medium-Term Notes

Asset-backed medium-term notes were issued by RCFC in October 2011 (the “Series 2011-2 notes”), July 2011 (the “Series 2011-1 notes”), and May 2007 (the “Series 2007-1 notes”).

The $400 million of Series 2011-2 notes were issued at a fixed interest rate of 3.21% and will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015.  At March 31, 2012, the Series 2011-2 notes required compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility (hereinafter defined).

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

The Series 2007-1 notes began scheduled amortization in February 2012. During the first quarter of 2012, $166.7 million of principal payments were made with the remaining $333.3 million due in equal payments April 2012 through July 2012. The Series 2007-1 notes are insured by Financial Guaranty Insurance Company.  The Series 2007-1 notes are floating rate notes that were previously effectively converted to fixed rate notes through swap agreements that provided for a fixed interest rate of 5.16% on these notes.  At March 31, 2012, the Series 2007-1 notes had an interest rate of 0.58%.

Variable Funding Notes

The Company had drawn $180 million of the $600 million Series 2010-3 variable funding note (“VFN”) at March 31, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment due in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate. The Series 2010-3 VFN had an interest rate of 1.57% at March 31, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility. The Series 2010-3 VFN requires compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed a CAD Series 2012-1 $150 million Canadian fleet securitization program (the “CAD Series 2012-1 notes”).  This program has a term of two years and requires a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances and a utilization fee of 65 basis points on the unused CAD Series 2012-1 amount.  At March 31, 2012, CAD $60 million (US $60.1 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.63% at March 31, 2012.

Revolving Credit Facility

On February 16, 2012, the Company terminated the existing senior secured credit facility and replaced it with a new $450 million revolving credit facility (the “Revolving Credit Facility”) that expires in February 2017.  Pricing under the Revolving Credit Facility is grid-based with a spread above LIBOR that will range from 300 basis points to 350 basis points, based upon usage of the facility.  Commitment fees under the Revolving Credit Facility will equal 50 basis points on unused capacity.

Under the Revolving Credit Facility, the Company is subject to a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million.  In addition, the Revolving Credit Facility contains various restrictive covenants including, among others, limitations on the Company’s and its subsidiaries’ ability to incur additional indebtedness, make loans, acquisitions or other investments, grant liens on their respective property, dispose of assets, pay dividends or conduct stock repurchases, make capital expenditures or engage in certain transactions with affiliates.

Under the Revolving Credit Facility the Company has the ability (subject to specified conditions and limitations), among other things, to incur up to $400 million of unsecured indebtedness; to enter into permitted acquisitions of up to $250 million in the aggregate during the term of the Revolving Credit Facility and to incur financing and assume indebtedness in connection therewith; to make investments in the Company’s U.S. special-purpose financing entities (including RCFC) and its Canadian special-purpose financing entities, in aggregate amounts at any time outstanding of up to $750 million and $150 million, respectively; and to make dividend, stock repurchase and other restricted payments in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.

The Company had letters of credit outstanding under the Revolving Credit Facility of $163.7 million for U.S. enhancement and $51.5 million in general purpose letters of credit with a remaining available capacity of $234.8 million at March 31, 2012.

Covenant Compliance

As of March 31, 2012, the Company is in compliance with all covenants under its various financing arrangements.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates, and has historically entered into interest rate swap and cap agreements to manage that risk.  Additionally, some of the Company’s debt facilities require interest rate cap agreements in order to limit the Company’s exposure to increases in interest rates. The Company used interest rate swap agreements for asset-backed medium-term note issuances in 2007, to effectively convert variable interest rates to fixed interest rates; however, in late 2011, the Company terminated its 2007 swap agreements and paid a termination fee of $8.8 million to settle the outstanding liability. The remaining unamortized value of the hedge deferred in accumulated other comprehensive income (loss) on the balance sheet is being reclassified into earnings as interest expense over the remaining term of the related debt through July 2012.  During the first quarter of 2012, $4.9 million was reclassified into earnings as interest expense. The Company has also used interest rate cap agreements for its Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $600 million in asset-backed VFNs.  These cap agreements have a termination date of July 2014.  There were no derivatives designated as hedging instruments at March 31, 2012 or December 31, 2011.

The fair values of derivatives outstanding at March 31, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31,		December 31,		March 31,		December 31,
	2012		2011		2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$272	Prepaid expenses and other assets	$548	Accrued Liabilities	$-	Accrued Liabilities	$-

Total derivatives		$272		$548		$-		$-

The (gain) loss recognized on interest rate swap and cap agreements that do not qualify for hedge accounting treatment and thus are not designated as hedging instruments for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative		Location of (Gain) or Loss Recognized in Income on Derivative
	Three Months Ended
	March 31,
Derivatives Not Designated as Hedging Instruments	2012	2011
			Net (increase) decrease in fair
Interest rate contracts	$276	$(3,474)	value of derivatives

Total	$276	$(3,474)

The amount of gain (loss), net of tax and reclassification, recognized on the terminated hedging instruments in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)

	Three Months Ended March 31,		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011

Interest rate contracts	$-	$3,622	$(2,839)	$(3,409)	Interest expense, net of interest income

Total	$-	$3,622	$(2,839)	$(3,409)

Additionally, $0.4 million, net of tax, was reclassified from AOCI related to the discontinuance of a cash flow hedge during the three months ended March 31, 2011.

9.	FAIR VALUE MEASUREMENTS

Financial instruments are presented at fair value in the Company’s balance sheets. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. These categories include (in descending order of priority): Level 1, defined as observable inputs for identical instruments such as quoted prices in active markets; Level 2, defined as inputs, other than quoted prices in active markets, that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following tables show assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 3/31/12	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$272	$-	$272	$-
Deferred Compensation Plan Assets (a)	6,543	6,543	-	-

Total	$6,815	$6,543	$272	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$548	$-	$548	$-
Deferred Compensation Plan Assets (a)	5,752	5,752	-	-

Total	$6,300	$5,752	$548	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value, but rather set to equal fair value of the assets held in the related rabbi trust.

The fair value of derivative assets, consisting of interest rate caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period and performs back-testing through use of the look back approach to evaluate the fair value provided by the financial institutions. Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations. There were no transfers into or out of Level 1 or Level 2 measurements for the three months ended March 31, 2012 or the 12 months ended December 31, 2011. The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event or change in circumstances triggering the transfer occurs.  The Company had no Level 3 financial instruments at any time during the three months ended March 31, 2012 or the 12 months ended December 31, 2011.

The following estimated fair values of financial instruments have been determined by the Company using available market information and valuation methodologies described below.

Cash and Cash Equivalents and Restricted Cash and Investments – Cash and cash equivalents and restricted cash and investments consist of short-term, highly liquid investments with original maturities of three months or less when purchased and are comprised primarily of bank deposits, commercial paper and money market funds. The carrying amounts of these items are a reasonable estimate of their fair value due to the short-term nature of these instruments. The Company maintains its cash and cash equivalents in accounts that may not be federally insured.

Receivables and Accounts Payable – The carrying amounts of these items are a reasonable estimate of their fair value. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

Debt and Other Obligations – The fair values of the debt traded on the secondary markets were developed utilizing a market approach based on observable inputs from similar debt arrangements and from information regarding the trading of the Company’s debt in non-active secondary markets and, thus, the debt is classified as Level 2 in the fair value hierarchy.  The Company’s other debt is not traded, including floating rate debt for which the carrying amounts are a reasonable estimate of the fair value, as well as fixed rate debt for which the fair values were estimated utilizing an income approach based on discount rates derived from other comparable issuances that include certain unobservable inputs.  The non-traded debt is classified as Level 3 in the fair value hierarchy.  A portion of the Company’s debt is denominated in Canadian dollars, and its carrying value is impacted by exchange rate fluctuations.  However, this foreign currency risk is mitigated by the underlying collateral, which is the Company’s Canadian fleet.

The following tables provide information about the Company’s market sensitive financial instruments valued at March 31, 2012 and December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 3/31/12	at 3/31/12	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates (1)	$(513,333)	$(512,278)	$-	$(332,278)	$(180,000)
Vehicle debt and obligations-
fixed rates	(900,000)	(919,869)	-	(507,429)	(412,440)
Canadian dollar denominated
vehicle debt and obligations-
floating rates	(60,138)	(60,138)	-	-	(60,138)

Total	$(1,473,471)	$(1,492,285)	$-	$(839,707)	$(652,578)

(1)	Includes $333.3 million of Series 2007-1 notes and the $180 million Series 2010-3 VFN. The fair value excludes the impact of the related interest rate cap.

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	at 12/31/11	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates	$(500,000)	$(495,820)	$-	$(495,820)	$-
Vehicle debt and obligations-
fixed rates	(900,000)	(899,292)	-	(499,292)	(400,000)

Total	$(1,400,000)	$(1,395,112)	$-	$(995,112)	$(400,000)

10.	STOCKHOLDERS’ EQUITY

 Share Repurchase Program

In September 2011, the Company announced that its Board of Directors had increased authorization under the share repurchase program to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. The share repurchase program may be increased, suspended or discontinued at any time.

During the three months ended March 31, 2012, the Company repurchased 1,515,393 shares or approximately $105.0 million ($100 million which was pre-funded in November 2011 under a forward stock repurchase agreement) of its common stock under this share repurchase program at an average price of $69.30 per share. As of March 31, 2012, approximately $295 million remained available for further purchases of the Company’s common stock under this share repurchase program.  Additionally, share repurchases are subject to applicable limitations under the Revolving Credit Facility, which as of March 31, 2012, permitted share repurchases totaling approximately $315 million.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Balance, January 1, 2012	$(8,488)	$871	$(7,617)

Interest rate swap and cap adjustment, net of tax	6,386	-	6,386

Foreign currency translation adjustment	-	2,565	2,565

Balance, March 31, 2012	$(2,102)	$3,436	$1,334

During the first quarter of 2012 and 2011, the Company recorded a deferred tax asset on cash flow hedges of $1.5 million and a deferred tax liability on cash flow hedges of $2.3 million, respectively.  These cash flow hedges are related to the derivatives used to manage the interest rate risk associated with the Company’s vehicle-related debt and were terminated as described in Note 8.

11.	INCOME TAXES

The Company has provided for income taxes in the U.S. and in Canada based on taxable income or loss and other tax attributes separately for each jurisdiction.  The Company has established tax provisions separately for U.S. taxable income and Canadian losses, for which the income tax benefit recorded has been fully reserved with an offsetting valuation allowance.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

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

In addition, the Company has historically elected to utilize accelerated or “bonus” depreciation methods on its vehicle inventories in order to defer its cash liability for U.S. federal and state income tax purposes.  The Company’s ability to continue to defer the reversal of prior period tax deferrals will depend on a number of factors, including the size of the Company’s fleet, as well as the availability of accelerated depreciation methods in future years.  Accordingly, the Company may make material cash federal income tax payments in future periods.  Based on existing tax law, the Company expects to be a cash tax payer in 2012.  In the first quarter of 2012, the Company received a tax refund of $8.8 million due to overpayments of the excess estimated tax payments made in 2011.

For the three months ended March 31, 2012 and 2011, the overall effective tax rate of 40.1% and 43.8%, respectively, differed from the U.S. statutory federal income tax rate due primarily to the state and local taxes and losses relating to DTG Canada for which no benefit was recognized due to full valuation allowance.

As of March 31, 2012, the Company had no material liability for unrecognized tax benefits.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to March 31, 2012.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2008 and later are subject to examination by U.S. federal taxing authorities and the tax years 2007 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statement of comprehensive income.  No material amounts were recognized for interest and penalties during the three months ended March 31, 2012 and 2011.

12.	COMMITMENTS AND CONTINGENCIES

For a detailed description of certain legal proceedings see Note 14 of notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following recent development pertaining to a legal proceeding described in the Company’s Form 10-K is furnished on a supplemental basis:

On March 2, 2012, the appellate court in Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois) upheld the lower court’s ruling in favor of the Company.  The Plaintiffs did not seek a rehearing or further appeals, and this action has been dismissed.

Aside from the above mentioned, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 and some that may demand large monetary damages or other relief which could result in significant expenditures.  The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that cannot be reasonably estimated.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  The Company evaluates developments in its legal matters that could affect the amount of previously accrued reserves and makes adjustments as appropriate.

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

13.	NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which amends U.S. GAAP to converge U.S. GAAP and International Financial Reporting Standards  by changing the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 on January 1, 2012, as required (see Note 9 for required disclosures).

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income - Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” (“ASU 2011-12”) to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company adopted ASU 2011-05 and ASU 2011-12 on January 1, 2012, as required (see Condensed Consolidated Statements of Comprehensive Income and Note 10 for required disclosures).

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

14.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after March 31, 2012 through the issuance of the financial statements. The Company noted no reportable subsequent events other than the subsequent events noted below.

During April 2012, the Company repurchased 92,500 shares or approximately $7.4 million of its common stock under the share repurchase program at an average price of $79.48, leaving approximately $288 million available for further purchases of the Company’s common stock under the share repurchase program.

In April 2012, the Company reduced the letters of credit outstanding under its Revolving Credit Facility by $145 million and satisfied the related enhancement requirement with cash.

Also in April 2012, the Company’s Board of Directors approved an amendment to its certificate of incorporation that would increase the Company’s common share capital from 50 million shares of common stock to 200 million shares of common stock.  The additional shares would have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the outstanding shares of the Company’s common stock. The amendment to the certificate of incorporation is subject to the approval of stockholders at the Company’s annual meeting of stockholders on June 7, 2012.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months
	Ended March 31,
			Percentage
U.S. and Canada	2012	2011	Change

Vehicle Rental Data:

Average number of vehicles operated	101,417	97,940	3.6%
Number of rental days	7,476,770	7,022,094	6.5%
Vehicle utilization	81.0%	79.7%	1.3 p.p.
Average revenue per day	$45.35	$47.32	(4.2%	)
Monthly average revenue per vehicle	$1,115	$1,131	(1.4%	)
Average depreciable fleet	102,587	98,616	4.0%
Monthly avg. depreciation (net) per vehicle	$136	$251	(45.8%	)

Use of Non-GAAP Measures for Measuring Results

Corporate Adjusted EBITDA means earnings, excluding the impact of the (increase) decrease in fair value of derivatives, before non-vehicle interest expense, income taxes, non-vehicle depreciation, amortization, and certain other items as shown below. The Company believes Corporate Adjusted EBITDA is important as it provides a supplemental measure of the Company's liquidity by adjusting earnings to exclude certain non-cash items, taxes and corporate-level capital structure decisions (i.e., non-vehicle interest), thus allowing the Company’s management, including the chief operating decision maker, as well as investors and analysts, to evaluate the Company’s operating cash flows based on the core operations of the Company.  Additionally, the Company believes Corporate Adjusted EBITDA is a relevant measure of operating performance in providing a measure of profitability that focuses on the core operations of the Company while excluding certain items that do not directly reflect ongoing operating performance.  The Company’s management, including the chief operating decision maker, uses Corporate Adjusted EBITDA to evaluate the Company’s performance and in preparing monthly operating performance reviews and annual operating budgets.  The items excluded from Corporate Adjusted EBITDA, but included in the calculation of the Company’s reported net income, are significant components of its condensed consolidated statements of comprehensive income, and must be considered in performing a comprehensive assessment of overall financial performance.  Corporate Adjusted EBITDA is not defined under GAAP and should not be considered as an alternative measure of the Company's net income, cash flow or liquidity.  Corporate Adjusted EBITDA amounts presented may not be comparable to similar measures disclosed by other companies.

See the table below for a reconciliation of non-GAAP to GAAP results.

	Three Months
	Ended March 31,
	2012	2011
	(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$40,371	$16,523

(Increase) decrease in fair value of derivatives	276	(3,474)
Non-vehicle interest expense	2,609	2,471
Income tax expense	27,068	12,895
Non-vehicle depreciation	4,536	4,840
Amortization	1,775	1,866
Non-cash stock incentives	1,625	1,209
Other	(1,431)	(4)

Corporate Adjusted EBITDA	$76,829	$36,326

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$76,829	$36,326

Vehicle depreciation, net of gains/losses from disposal	41,731	74,165
Non-vehicle interest expense	(2,609)	(2,471)
Change in assets and liabilities and other	(521)	26,270
Net cash provided by operating activities (a)	$115,430	$134,290

Memo:
Net cash used in investing activites	$(193,522)	$(229,522)
Net cash provided by financing activities (a)	$61,264	$150,627

(a) Certain reclassifications have been made to the 2011 financial information to conform to the classifications used in 2012.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Operating Results

During the first quarter of 2012, the Company’s vehicle rental revenue increased, primarily due to a 6.5% increase in the number of rental days, partially offset by a 4.2% decrease in average revenue per day.  Net vehicle depreciation and lease charges decreased $32.4 million during the first quarter of 2012 due to lower base depreciation rates on vehicles in the fleet and $6.3 million of higher gains on the sales of Non-Program Vehicles, compared to the first quarter of 2011. Additionally, the Company did not incur any merger-related expenses during the first quarter of 2012, compared to $3.5 million of such expenses incurred in the first quarter of 2011.  Net interest expense decreased $3.9 million during the first quarter of 2012 due to lower interest rates on remaining fleet financing facilities compared to the first quarter of 2011. The Company had income before income taxes of $67.4 million for the first quarter of 2012, compared to income before income taxes of $29.4 million for the first quarter of 2011. The Company experienced a decrease in the fair value of derivatives of $0.3 million in the first quarter of 2012, compared to an increase of $3.5 million in the first quarter of 2011.  Additionally, the Company had net income of $40.4 million for the first quarter of 2012, compared to net income of $16.5 million for the first quarter of 2011.

Revenues
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$339.1	$332.3	$6.8	2.1%
Other	17.2	16.1	1.1	6.9%
Total revenues	$356.3	$348.4	$7.9	2.3%

Vehicle rental metrics:
Number of rental days	7,476,770	7,022,094	454,676	6.5%
Average revenue per day	$45.35	$47.32	($1.97)	(4.2%	)

Vehicle rental revenue for the first quarter of 2012 increased 2.1%.  The Company experienced a 6.5% increase in the number of rental days totaling $21.5 million that resulted from significant improvement in rental demand in the first quarter of 2012 compared to the first quarter of 2011, which was negatively impacted by severe weather conditions in several markets.  This increase was partially offset by a 4.2% decrease in average revenue per day totaling $14.7 million due to the competitive pricing environment in the first quarter of 2012.

Other revenue increased $1.1 million, primarily due to a $1.4 million gain on sale of assets during the first quarter of 2012.

Expenses
	Three Months
	Ended March 31,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$184.2	$178.3	$5.9	3.3%
Vehicle depreciation and lease charges, net	41.7	74.1	(32.4)	(43.7%	)
Selling, general and administrative (a)	45.6	49.0	(3.4)	(6.9%	)
Interest expense, net of interest income	17.1	21.0	(3.9)	(18.6%	)
Total expenses	$288.6	$322.4	$(33.8)	(10.5%	)

(Increase) decrease in fair value of derivatives	$0.3	$(3.5)	$3.8	(107.9%	)

(a) Includes merger-related expenses of $3.5 million for the three months ended March 31, 2011.

Direct vehicle and operating expenses for the first quarter of 2012 increased $5.9 million primarily due to an increase in the average fleet operated during the period of 3.6%.  As a percent of revenue, direct vehicle and operating expenses were 51.7% in the first quarter of 2012, compared to 51.2% in the first quarter of 2011.

The increase in direct vehicle and operating expense in the first quarter of 2012 primarily resulted from the following:

➢
Vehicle-related expenses increased $6.4 million. This increase resulted primarily from a $2.2 million increase in vehicle maintenance due to the increase in the average rental fleet size and the number of higher mileage vehicles in the fleet compared to the first quarter of 2011, an increase in gasoline expense of $2.0 million due to higher average gas prices, an increase in net vehicle damage expense of $1.7 million, and an increase in toll and ticket expense of $1.1 million, partially offset by a decrease in shuttling expense of $0.3 million.  Increased sales of pre-paid fuel and toll road products are a focus area for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.

➢
Personnel-related expenses increased $1.5 million.  The increase was primarily due to a $0.9 million increase in group insurance expenses due to a large claim processed in the first quarter of 2012 and a $0.3 million increase in incentive compensation.

➢	Vehicle insurance expense decreased $1.7 million primarily related to lower accrual rates in the first quarter of 2012 due to favorable claims development trends.

Net vehicle depreciation and lease charges for the first quarter of 2012 decreased $32.4 million.  As a percent of revenue, net vehicle depreciation and lease charges were 11.7% in the first quarter of 2012, compared to 21.3% in the first quarter of 2011.

The decrease in net vehicle depreciation and lease charges resulted from the following:

➢
Vehicle depreciation expense decreased $26.1 million, primarily resulting from a 34.3% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 4.0% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of Non-Program Vehicles, which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing net vehicle depreciation and lease charges, increased $6.3 million from a $7.9 million gain in the first quarter of 2011 to a $14.2 million gain in the first quarter of 2012.  This increase in gains on sales of Non-Program Vehicles resulted from more units sold in the first quarter of 2012, partially offset by a lower average gain per unit as compared to the first quarter of 2011. The lower average gains per unit result from continually refining the depreciation rates to reflect higher estimated residual values of vehicles.

Selling, general and administrative expenses for the first quarter of 2012 decreased $3.4 million. As a percent of revenue, selling, general and administrative expenses were 12.8% in the first quarter of 2012, compared to 14.1% in the first quarter of 2011.

The decrease in selling, general and administrative expenses in the first quarter of 2012 primarily resulted from the following:

➢	Merger-related costs of $3.5 million during the first quarter of 2011 with no such merger-related costs during the first quarter of 2012.

➢	Outsourcing expenses decreased $0.6 million primarily due to a lower base fee paid to a third-party service provider in the first quarter of 2012 compared to the first quarter of 2011.

➢	Sales and marketing expenses decreased $0.5 million primarily due to a decrease in print media and reduced promotional advertising expenses.

➢
Personnel-related expenses increased $2.7 million, primarily due to the timing of compensation-related accruals which increased by $3.1 million, partially offset by a decrease of $0.4 million in the market value of the deferred compensation and retirement plans.

➢	All other selling, general and administrative expenses decreased $1.5 million.

Net interest expense for the first quarter of 2012 decreased $3.9 million primarily due to lower average interest rates and lower amortization of deferred financing costs. As a percent of revenue, net interest expense was 4.8% in the first quarter of 2012, compared to 6.0% in the first quarter of 2011.

The income tax expense for the first quarter of 2012 was $27.1 million, compared to $12.9 million for the first quarter of 2011.  The effective income tax rate for the first quarter of 2012 was 40.1% compared to 43.8% for the first quarter of 2011.  The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on  a consolidated basis. The effective income tax rates for the three months ended March 31, 2012 and 2011 were higher than the federal statutory rates principally due to state and local income taxes and the full valuation allowance for the tax benefit of Canadian operating losses.  Interim reporting requirements for applying separate, annual effective income tax rates to U.S. and Canadian operations, combined with the seasonal impact of Canadian operations, generally cause significant variations in the Company’s quarterly consolidated effective income tax rates.

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

Outlook for 2012

Based on the first quarter performance, current overall economic conditions, expectations for continued strength in the domestic used vehicle market and continued improvement in travel volumes, the Company noted that it has revised its full year guidance for diluted EPS to be within a range of $5.00 to $5.60.  Additionally, Corporate Adjusted EBITDA for the full year of 2012 is expected to be within a range of $285 million to $310 million.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA for the full year of 2012.

	Full Year
	2012	2011
	(in millions)
Reconciliation of Pretax Income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income	$246 - $271	$261

(Increase) decrease in fair value of derivatives (2012 amount is YTD March 2012)	-	(3)
Non-vehicle interest expense	7	11
Non-vehicle depreciation	19	19
Amortization	7	7
Non-cash stock incentives	7	3
Other	(1)	-

Corporate Adjusted EBITDA	$285 - $310	$298

Liquidity and Capital Resources

The Company’s primary uses of liquidity are for the purchase of vehicles for its rental fleet, including required collateral enhancement under its fleet financing structures, non-vehicle capital expenditures and working capital.  The Company’s need for cash to finance vehicles is seasonal and typically peaks in the second and third quarters of the year when fleet levels build to meet seasonal rental demand.  The Company expects to continue to fund its revenue-earning vehicles with borrowings under secured vehicle financing programs, cash provided from operations and proceeds from the disposal of used vehicles.  The Company uses both cash and letters of credit to support asset-backed vehicle financing programs.  The Company also uses letters of credit or insurance bonds to secure certain commitments related to airport concession agreements, insurance programs and for other purposes. The Company’s primary sources of liquidity are cash generated from operations, secured vehicle financing, sales proceeds from disposal of used vehicles and availability under the Revolving Credit Facility.

The Company believes that its cash generated from operations, cash balances, availability under the Revolving Credit Facility and secured vehicle financing programs are adequate to meet its liquidity requirements for the near future. The Company has asset-backed medium-term note maturities totaling $333 million that amortize in equal monthly installments from April 2012 through July 2012.  In February 2012, the Company terminated the existing senior secured credit facility and replaced it with a $450 million Revolving Credit Facility, and in March 2012, the Company completed the $150 million CAD Series 2012-1 notes.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit.  Enhancement levels vary based on the source of debt used to finance the vehicles.  The letters of credit are provided under the Company’s Revolving Credit Facility.  Additionally, enhancement levels are seasonal and increase significantly during the second quarter when the fleet is at peak levels.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the Series 2011-1 notes, the Series 2011-2 notes and the Series 2010-3 VFN are approximately 45%, compared to 30% on the Series 2007-1 notes.  Based on expected future peak fleet levels and the scheduled amortization of the Series 2007-1 notes, which began in February 2012, the Company expects to provide up to $75 million of additional enhancement in 2012 compared to 2011 levels.

Net cash generated by operating activities of $115.4 million for the three months ended March 31, 2012 was primarily the result of net income adjusted for depreciation expense, net of gains on sales of vehicles and income taxes.

Net cash used in investing activities was $193.5 million.  The principal expenditure of cash from investing activities during the three months ended March 31, 2012 was for purchases of new revenue-earning vehicles, which totaled $583.6 million, partially offset by the sale of revenue-earning vehicles, which totaled $251.7 million.  In addition, at March 31, 2012, restricted cash and investments decreased $139.7 million from December 31, 2011 primarily due to scheduled amortization payments on the Series 2007-1 notes.  The Company also used cash for non-vehicle capital expenditures of $5.1 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Net cash provided by financing activities was $61.3 million primarily due to $180.0 million in borrowings under the Series 2010-3 VFN and $60.1 million in proceeds from the issuance of the CAD 2012-1 notes.  These borrowings were partially offset by $166.7 million of scheduled debt repayments on the Series 2007-1 notes, $7.8 million in deferred financing costs primarily associated with the issuance of the Revolving Credit Facility and $5.0 million to buy back Company shares under the share repurchase program.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations. At March 31, 2012, the Company had $55.6 million in letters of credit, including $51.5 million in letters of credit under the Revolving Credit Facility, and $47.4 million in surety bonds to secure these obligations. At March 31, 2012, these surety bonds and letters of credit had not been drawn.

The Company does not conduct operations in foreign jurisdictions other than Canada, and accordingly, cash and cash equivalents would not be subject to repatriation taxes or otherwise stranded in foreign jurisdictions.

Contractual Obligations and Commitments

See debt discussion below for an update to the “Total Debt and Other Obligations” section of the table provided in Part II, Item 7 – Contractual Obligations and Commitments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Asset-Backed Medium-Term Notes

The asset-backed medium-term note program at March 31, 2012 was comprised of $1.2 billion in asset-backed medium-term notes with maturities in 2012 through 2015.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things.  The Series 2007-1 notes, of which $333.3 million remained outstanding at March 31, 2012, are floating rate notes that were previously effectively converted to fixed rate notes through the entry into swap agreements.  In December 2011, the Company terminated its swap agreements related to the Series 2007-1 notes and paid a termination fee of $8.8 million to settle the liability. The remaining unamortized value of the hedge deferred in accumulated other comprehensive income (loss) on the balance sheet will be reclassified into earnings as interest expense over the remaining term of the related debt through July 2012.  The Series 2011-1 notes, with a fixed blended interest rate of 2.81%, are comprised of $420 million principal amount Class A notes with a fixed interest rate of 2.51% and $80 million principal amount of Class B notes with a fixed interest rate of 4.38%. The Series 2011-2 notes of $400 million have a fixed interest rate of 3.21%.  Proceeds from the asset-backed medium-term notes that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $170.3 million at March 31, 2012.

The Series 2007-1 notes began scheduled amortization in February of 2012.  During the first quarter of 2012, $166.7 million of principal payments were made with the remaining $333.3 million scheduled to be paid in equal installments through July 2012.  The Series 2011-1 notes are expected to begin scheduled amortization in September 2014, and will amortize over a six-month period.  The Series 2011-2 notes are expected to begin scheduled amortization in December 2014 and will amortize over a six-month period.

Variable Funding Notes

The variable funding notes at March 31, 2012 were comprised of $600 million in U.S. fleet financing capacity that may be drawn and repaid from time to time in whole or in part during the revolving period, which ends in September 2013.

The Series 2010-3 VFN of $600 million had borrowings of $180 million at March 31, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final expected payment date in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had an interest rate of 1.57% at March 31, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed the CAD Series 2012-1 notes totaling $150 million.  These notes have a term of two years and require a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances and a utilization fee of 65 basis points on the unused Series CAD 2012-1 amount. At March 31, 2012, CAD $60 million (US $60.1 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.63% at March 31, 2012.

Revolving Credit Facility

On February 16, 2012, the Company terminated the existing senior secured credit facility and replaced it with a new $450 million Revolving Credit Facility that expires in February 2017.  Pricing under the Revolving Credit Facility is grid-based with a spread above LIBOR that will range from 300 basis points to 350 basis points, based upon usage of the facility.  Commitment fees under the Revolving Credit Facility will equal 50 basis points on unused capacity.  Under the Revolving Credit Facility, the Company is subject to a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million.  In addition, the Revolving Credit Facility contains covenants restricting its ability to undertake certain activities, including, among others, restrictions on the Company and its subsidiaries’ ability to incur additional indebtedness, make loans, acquisitions or other investments, grant liens on its property, dispose of assets, pay dividends or conduct stock repurchases, make capital expenditures or engage in certain transactions with affiliates.

Under the Revolving Credit Facility, the Company has the ability (subject to specified conditions and limitations), among other things, to incur up to $400 million of unsecured indebtedness; to enter into permitted acquisitions of up to $250 million in the aggregate during the term of the Revolving Credit Facility and to incur financing and assume indebtedness in connection therewith; to make investments in the Company’s U.S. special-purpose financing entities (including RCFC) and our Canadian special-purpose financing entities, in aggregate amounts at any time outstanding of up to $750 million and $150 million, respectively; and to make dividend, stock repurchase and other restricted payments in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.  The Company had approximately $315 million available under the limitations of the Revolving Credit Facility for these restricted payments at March 31, 2012.

The Company had letters of credit outstanding under the Revolving Credit Facility of $163.7 million for U.S. enhancement and $51.5 million in general purpose letters of credit with a remaining available capacity of $234.8 million at March 31, 2012.

In April 2012, the Company reduced the letters of credit outstanding under its Revolving Credit Facility by $145 million and satisfied the related enhancement requirement with cash.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of March 31, 2012.

New Accounting Standards

For a discussion on new accounting standards refer to Note 13 to condensed consolidated financial statements in Item 1 – financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is volatility of interest rates, primarily in the United States.  Historically, the Company manages interest rates through use of a combination of fixed and floating rate debt and interest rate swap and cap agreements.  The fair value and average receive rate of the interest rate swaps and caps is calculated using projected market interest rates over the term of the related debt instruments as provided by the counterparties.  All items described are non-trading and are stated in U.S. dollars.  Foreign exchange risk is immaterial to the consolidated results and financial condition of the Company.

Based on the Company’s level of floating rate debt at March 31, 2012, a 50 basis point fluctuation in interest rates would have an approximate $3 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be offset by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At March 31, 2012, cash and cash equivalents totaled $491.8 million and restricted cash and investments totaled $213.5 million.

At March 31, 2012, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2011, which are included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the change in fair value for the tabular entries, “Vehicle Debt and Obligations - Floating Rates,” from $495.8 million at December 31, 2011 to $512.3 million at March 31, 2012, which increase primarily related to borrowings under the Series 2010-3 VFN of $180 million, partially offset by payments of $166.7 million of the Series 2007-1 notes and “Vehicle Debt and Obligations – Fixed Rates” from $899.3 million at December 31, 2011 to $919.9 million at March 31, 2012, and the addition of the “Vehicle Debt and Obligations – Canadian Dollar Denominated” totaling $60.1 million at March 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

For a detailed description of certain legal proceedings see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following recent development pertaining to a legal proceeding described in the Company’s Form 10-K is furnished on a supplemental basis:

On March 2, 2012, the appellate court in Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois) upheld the lower court’s ruling in favor of the Company.  The Plaintiffs did not seek a rehearing or further appeals, and this action has been dismissed.

Aside from the above mentioned, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

Various legal actions, claims and governmental inquiries and proceedings have been in the past, or may be in the future, asserted or instituted against the Company, including other purported class actions or proceedings relating to the Hertz transaction terminated in October 2010 and some that may demand large monetary damages or other relief which could result in significant expenditures. The Company is also subject to potential liability related to environmental matters.  The Company establishes reserves for litigation and environmental matters when the loss is probable and reasonably estimable.  It is reasonably possible that the final resolution of some of these matters may require the Company to make expenditures in excess of established reserves.  The term “reasonably possible” is used herein to mean that the chance of a future transaction or event occurring is more than remote but less than probable.  Disclosure for specific legal contingencies is provided if the likelihood of occurrence is at least reasonably possible and the exposure is considered material to the consolidated financial statements.  The Company evaluates developments in its legal matters that could affect the amount of previously accrued reserves and makes adjustments as appropriate.  Significant judgment is required to determine both likelihood of a further loss and the estimated amount of the loss.  With respect to outstanding litigation and environmental matters, based on current knowledge, the Company believes that the amount or range of reasonably possible will not, either individually or in the aggregate, have a material adverse effect on its business or consolidated financial statements.  However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

ITEM 1A.                  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Recent Sales of Unregistered Securities

None.

b)	Use of Proceeds

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

January 1, 2012 -
January 31, 2012	-	$-	-	$300,000,000

February 1, 2012 -
February 29, 2012	1,451,193	$68.91	1,451,193	$300,000,000	(a)

March 1, 2012 -
March 31, 2012	64,200	$78.19	64,200	$294,979,946

Total	1,515,393		1,515,393

(a)	In November 2011, $100 million was pre-funded under a forward stock repurchase agreement; however, the shares were not delivered until the settlement of the agreement in February 2012.

In September 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements.  The Revolving Credit Facility contains limitations on share repurchases.  See Item 1 - Note 7 of notes to condensed consolidated financial statements for further discussion.

During the three months ended March 31, 2012, the Company repurchased approximately $105.0 million ($100 million which was pre-funded in November 2011) of its common stock under this share repurchase program at an average price of $69.30 per share. As of March 31, 2012, approximately $295 million remained available for further purchases of Company’s common stock under this share repurchase program.  The Company currently expects to repurchase shares in 2012 under the remaining authorization of the share repurchase program.  The share repurchase program may be increased, suspended or discontinued at any time.

ITEM 5.                   OTHER INFORMATION

The Company has established the date for its next Annual Meeting of Stockholders which will be held on June 7, 2012.

ITEM 6.                   EXHIBITS

4.260
Note Purchase Agreement, dated as of March 9, 2012, among TCL Funding Limited Partnership, as seller, Dollar Thrifty Automotive Group Canada, Inc., as general partner, RIDGE Trust and King Street Funding Trust, as initial note purchasers (incorporated by reference to Exhibit 4.260 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated March 9, 2012 (Commission File No. 1-13647))

4.261
Trust Indenture, dated as of March 9, 2012, between TCL Funding Limited Partnership and DTGC Car Rental Limited Partnership and BNY Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.261 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated March 9, 2012 (Commission File No. 1-13647))

4.262
Series 2012-1 Indenture Supplement to the Trust Indenture, dated as of March 9, 2012, between TCL Funding Limited Partnership and DTGC Car Rental Limited Partnership and BNY Trust Company of Canada, as trustee (incorporated by reference to Exhibit 4.262 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated March 9, 2012 (Commission File No. 1-13647))

4.263
Parent Guarantee, dated March 9, 2012 and executed by Dollar Thrifty Automotive Group, Inc. (incorporated by reference to Exhibit 4.263 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated March 9, 2012 (Commission File No. 1-13647))

4.264
DTAG Canada Guarantee, dated March 9, 2012 and executed by Dollar Thrifty Automotive Group Canada Inc. (incorporated by reference to Exhibit 4.264 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated March 9, 2012 (Commission File No. 1-13647))

10.258
Amendment 02, effective April 1, 2012, to the Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.259	Third Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan effective April 2, 2012
15.43	Letter from Ernst & Young LLP regarding interim financial information
31.81	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.82	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.81	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.82	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

May 9, 2012	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
May 9, 2012	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

10.258
Amendment 02, effective April 1, 2012, to the Services Agreement dated April 4, 2011 by and between Dollar Thrifty Automotive Group, Inc. and HP Enterprise Services, LLC (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.259	Third Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan effective April 2, 2012
15.43	Letter from Ernst & Young LLP regarding interim financial information
31.81	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.82	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.81	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.82	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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