Form 10-Q
period 2012-06-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2012-08-02
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of July 27, 2012 was 27,866,943.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	37

ITEM 1A.	RISK FACTORS	37

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS	37

ITEM 6.	EXHIBITS	39

SIGNATURES	41

INDEX TO EXHIBITS	42

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

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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
August 2, 2012

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In Thousands Except Per Share Data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)

	2012	2011	2012	2011
REVENUES:
Vehicle rentals	$378,897	$378,191	$717,986	$710,463
Other	16,489	16,938	33,674	33,013
Total revenues	395,386	395,129	751,660	743,476

COSTS AND EXPENSES:
Direct vehicle and operating	196,461	190,958	380,673	369,263
Vehicle depreciation and lease charges, net	57,506	66,510	99,237	140,684
Selling, general and administrative	47,477	48,843	93,025	97,790
Interest expense, net of interest income of
$471, $282, $964 and $747, respectively	15,327	18,295	32,395	39,272
Total costs and expenses	316,771	324,606	605,330	647,009

(Increase) decrease in fair value of derivatives	209	(416)	485	(3,890)

INCOME BEFORE INCOME TAXES	78,406	70,939	145,845	100,357

INCOME TAX EXPENSE	28,979	28,434	56,047	41,329

NET INCOME	$49,427	$42,505	$89,798	$59,028

BASIC EARNINGS PER SHARE	$1.77	$1.47	$3.16	$2.05

DILUTED EARNINGS PER SHARE	$1.69	$1.36	$3.03	$1.89

COMPREHENSIVE INCOME	$49,288	$45,826	$98,610	$66,888

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Cash and cash equivalents	$285,477	$508,648
Restricted cash and investments	199,002	353,265
Receivables, net	107,298	95,360
Prepaid expenses and other assets	77,020	65,959
Revenue-earning vehicles, net	2,107,982	1,467,835
Property and equipment, net	79,571	84,278
Income taxes receivable	3,998	18,786
Software, net	19,888	21,535

Total assets	$2,880,236	$2,615,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$61,260	$54,377
Accrued liabilities	123,920	124,185
Deferred income tax liability	369,582	342,962
Vehicle insurance reserves	80,317	86,515
Debt and other obligations	1,562,142	1,399,955
Total liabilities	2,197,221	2,007,994

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 200,000,000 and 50,000,000 shares, respectively;
36,194,393 and 36,048,606 issued, respectively, and
27,889,437 and 29,556,887 outstanding, respectively	362	361
Additional capital	954,082	848,843
Retained earnings (deficit)	87,379	(2,419)
Accumulated other comprehensive income (loss)	1,195	(7,617)
Treasury stock, at cost (8,304,956 and 6,491,719 shares, respectively)	(360,003)	(231,496)
Total stockholders' equity	683,015	607,672

Total liabilities and stockholders' equity	$2,880,236	$2,615,666

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,798	$59,028
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	136,068	166,427
Non-vehicle depreciation	8,857	9,773
Net gains from disposition of revenue-earning vehicles	(36,831)	(25,761)
Amortization	3,601	3,807
Performance share incentive, stock option and restricted stock plans	3,416	2,137
Interest income earned on restricted cash and investments	(398)	(160)
Deferred income taxes	26,725	15,083
Swap termination reclassification	8,131	-
Change in fair value of derivatives	485	(3,890)
Change in assets and liabilities:
Income taxes payable/receivable	14,788	70,810
Receivables	(11,259)	(2,636)
Prepaid expenses and other assets	(3,027)	(3,984)
Accounts payable	1,053	6,203
Accrued liabilities	710	(8,540)
Vehicle insurance reserves	(6,198)	(1,859)
Other	(876)	997

Net cash provided by operating activities	235,043	287,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(1,254,875)	(861,596)
Revenue-earning vehicles - Proceeds from sales	522,557	250,430
Change in cash and cash equivalents - required minimum balance	-	100,000
Net change in restricted cash and investments	154,661	151,207
Property, equipment and software - Purchases	(10,013)	(7,891)
Property, equipment and software - Proceeds from sales	3,486	21

Net cash used in investing activities	(584,184)	(367,829)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In Thousands)

	Six Months
	Ended June 30,
	(Unaudited)

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	578,845	637,955
Payments of vehicle debt and other obligations	(416,665)	(557,073)
Payments of non-vehicle debt	-	(5,000)
Issuance of common shares	849	2,880
Net settlement of employee withholding taxes on share-based awards	(1,164)	(3,205)
Purchase of common stock for the treasury	(27,343)	-
Financing issue costs	(8,552)	(2,243)

Net cash provided by financing activities	125,970	73,314

CHANGE IN CASH AND CASH EQUIVALENTS	(223,171)	(7,080)

CASH AND CASH EQUIVALENTS:
Beginning of period	508,648	463,153

End of period	$285,477	$456,073

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Income taxes	$14,478	$(44,625)
Interest	$27,573	$34,123

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$24,271	$25,689
Purchases of revenue-earning vehicles included in accounts payable	$13,512	$9,519
Purchases of property, equipement and software included in accounts payable	$413	$177

Certain reclassifications have been made to the 2011 financial information to conform to the classification used in 2012.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of Dollar Thrifty Automotive Group, Inc. (“DTG”) and its subsidiaries.  DTG’s significant wholly owned subsidiaries include DTG Operations, Inc., Thrifty, Inc., Dollar Rent A Car, Inc. and Rental Car Finance Corp. (“RCFC”).  Thrifty, Inc. is the parent company of Thrifty Rent-A-Car System, Inc., which is the parent company of Dollar Thrifty Automotive Group Canada Inc. (“DTG Canada”).  The term the “Company” is used to refer to DTG individually or collectively with its consolidated subsidiaries, as the context may require.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At June 30, 2012 and December 31, 2011, there was $15.0 million and $19.0 million, respectively, in book overdrafts included in accounts payable.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

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

Long-Term Incentive Plan

At June 30, 2012, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,918,067 shares.

The Company has 1,168,546 shares available for future LTIP awards at June 30, 2012 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for non-qualified option rights, performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods. The Company recognized compensation costs of $2.1 million and $4.0 million during the three and six months ended June 30, 2012, respectively, and $0.9 million and $2.1 million during the three and six months ended June 30, 2011, respectively, for such awards.  The total income tax benefit recognized in the statements of comprehensive income for share-based compensation payments was $0.8 million and $1.6 million for the three and six months ended June 30, 2012, respectively, and $0.4 million and $0.9 million for the three and six months ended June 30, 2011, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.  The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.  No awards were granted in 2012 or 2011.  The grant-date fair value of options vested during both the three and six months ended June 30, 2012 was $1.6 million.  The grant-date fair value of options vested during the three and six months ended June 30, 2011 was $0.5 million and $1.6 million, respectively.  Expense is recognized over the service period which is the vesting period.  No unrecognized expense for the options is remaining at June 30, 2012.

The following table sets forth the non-qualified option rights activity under the LTIP for the six months ended June 30, 2012:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2012	1,575	$5.11	6.89	$102,579

Granted	-	-
Exercised	(107)	7.93
Canceled (Forfeited/Expired)	-	-

Outstanding at June 30, 2012	1,468	$4.91	5.92	$111,608

Fully vested and exercisable options at:
June 30, 2012	1,468	$4.91	5.92	$111,608

The total intrinsic value of options exercised during the three and six months ended June 30, 2012 was $1.7 million and $7.3 million, respectively.   The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $3.5 million and $6.2 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during the three and six months ended June 30, 2012 totaled $0.2 million and $0.8 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during the three and six months ended June 30, 2011 totaled $1.5 million and $2.9 million, respectively.

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

These performance units, which will settle in Company shares, will vest over the requisite service period with 25% vesting on December 31, 2012 and the remaining 75% vesting on December 31, 2013.  The grant-date fair value for this award was based on the closing market price of the Company’s common shares on the date of grant.

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

The following table presents the status of the Company’s nonvested performance shares as of June 30, 2012 and any changes during the six months ended June 30, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	262	$59.11
Granted	29	76.17
Vested	(2)	52.11
Forfeited	(7)	59.79
Nonvested at June 30, 2012	282	$60.89

At June 30, 2012, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $9.6 million, based on the Company’s expectation that it will meet or exceed the targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted-average period of 1.7 years.  The total intrinsic value of vested and issued performance shares during the six months ended June 30, 2012 and 2011 was $0.1 million and $7.6 million, respectively.  As of June 30, 2012, the intrinsic value of the nonvested performance share awards was $22.8 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares on the date of grant.

In January 2012, non-employee directors were granted 6,815 shares with a grant-date fair value of $73.42 per share that fully vest on December 31, 2012.  The total intrinsic value of vested and issued restricted stock units during the six months ended June 30, 2012 and 2011 was $2.7 million and $1.1 million, respectively.  At June 30, 2012, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.3 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of June 30, 2012 and changes during the six months ended June 30, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	34	$5.41
Granted	7	73.42
Vested	(34)	5.41
Forfeited	-	-
Nonvested at June 30, 2012	7	$73.42

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011

Depreciation of revenue-earning vehicles and other	$80,077	$84,343	$136,068	$166,445
Net gains from disposal of revenue-earning vehicles	(22,571)	(17,833)	(36,831)	(25,761)

	$57,506	$66,510	$99,237	$140,684

Average gain on Non-Program Vehicles:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011

Number of Non-Program Vehicles sold	18,711	8,428	33,067	15,346

Average gain on vehicles sold (per vehicle)	$1,206	$2,116	$1,114	$1,679

Components of vehicle depreciation per vehicle per month:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011

Average depreciable fleet (units)	118,485	117,876	110,536	108,299

Average depreciation rate	$225	$238	$205	$256
Average gain on vehicles sold	(63)	(50)	(55)	(39)

Vehicle depreciation and lease charges, net	$162	$188	$150	$217

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

The estimation of residual values requires the Company to make assumptions regarding the expected age and mileage of the vehicle at the time of disposal.  Additionally, residual value estimates must also take into consideration overall used vehicle market conditions at the time of sale, including the impact of seasonality on vehicle residuals.  The difference in residual values assumed and the proceeds realized upon sale of the vehicle is recorded as a gain or loss on the sale of the vehicle, and is recorded as a component of net vehicle depreciation and lease charges in the condensed consolidated statements of comprehensive income.

5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted EPS is based on the combined weighted-average number of common shares and dilutive potential common shares outstanding which include, where appropriate, the assumed exercise of options.  In computing diluted EPS, the Company utilizes the treasury stock method.

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2012	2011	2012	2011

Net income	$49,427	$42,505	$89,798	$59,028

Basic EPS:
Weighted-average common shares	28,001,134	28,896,750	28,374,782	28,829,062

Basic EPS	$1.77	$1.47	$3.16	$2.05

Diluted EPS:
Weighted-average common shares	28,001,134	28,896,750	28,374,782	28,829,062

Shares contingently issuable:
Stock options	866,060	2,003,320	879,418	1,994,468
Performance awards and non-vested shares	125,825	119,675	103,438	79,005
Employee compensation shares deferred	24,577	49,406	32,419	49,359
Director compensation shares deferred	224,535	221,452	223,661	220,105

Shares applicable to diluted	29,242,131	31,290,603	29,613,718	31,171,999

Diluted EPS	$1.69	$1.36	$3.03	$1.89

For the three and six months ended June 30, 2012 and 2011, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average per share market price of the common shares.

Shares included in the diluted EPS calculation related to shares contingently issuable for stock options decreased on a year-over-year basis for both the three and six months ended June 30, 2012, from the three and six months ended June 30, 2011. The Company uses the treasury stock method to determine the denominator used in the diluted EPS calculation. To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option. However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable. In 2012, the Company has projected that it will be a taxpayer and the tax benefit of the repurchases of shares from the assumed proceeds is incorporated into the diluted share calculation.  The impact of the assumed tax benefit in 2012 is a reduction in diluted shares outstanding of approximately 600,000 shares.  In 2011, the Company was not a taxpayer for federal income tax purposes and did not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation, thus increasing the number of shares included in the diluted EPS calculation by approximately 800,000 shares.  Other factors, such as the Company’s stock price and stock options exercised, also impact the diluted EPS calculation.

During the three and six months ended June 30, 2012, the Company repurchased 283,250 and 1,798,643 shares of its common stock, respectively, which reduced the weighted-average common shares outstanding. See Note 10 for further discussion of the share repurchase program.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Trade accounts receivable and other	$83,531	$74,403
Vehicle manufacturer receivables	19,864	21,510
Car sales receivable	5,836	2,287
	109,231	98,200
Less: Allowance for doubtful accounts	(1,933)	(2,840)
	$107,298	$95,360

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30,	December 31,
	2012	2011

Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2011-2 notes (matures May 2015)	$400,000	$400,000
Series 2011-1 notes (matures February 2015)	500,000	500,000
Series 2007-1 notes (matures July 2012)	83,333	500,000
	983,333	1,400,000
Discounts on asset-backed medium-term notes	(36)	(45)
Asset-backed medium-term notes, net of discount	983,297	1,399,955

Series 2010-3 variable funding notes (matures December 2013)	510,000	-
CAD Series 2012-1 notes (Canadian fleet financing)	68,845	-
(matures August 2014)

Total debt and other obligations	$1,562,142	$1,399,955

Asset-Backed Medium-Term Notes

Asset-backed medium-term notes were issued by RCFC in October 2011 (the “Series 2011-2 notes”), July 2011 (the “Series 2011-1 notes”), and May 2007 (the “Series 2007-1 notes”).

The $400 million of Series 2011-2 notes were issued at a fixed interest rate of 3.21% and will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015.  At June 30, 2012, the Series 2011-2 notes required compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility (hereinafter defined).

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

The Series 2007-1 notes began scheduled amortization in February 2012.  During the three and six months ended June 30, 2012, $250.0 million and $416.7 million of principal payments were made, respectively, with the remaining $83.3 million paid in July 2012.   At June 30, 2012, the Series 2007-1 notes had an interest rate of 0.59%.

Variable Funding Notes

The Company had drawn $510 million of the $600 million Series 2010-3 variable funding note (“VFN”) at June 30, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment due in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had an interest rate of 1.58% at June 30, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility. The Series 2010-3 VFN requires compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed a CAD Series 2012-1 $150 million Canadian fleet securitization program (the “CAD Series 2012-1 notes”).  This program has a term of two years and requires a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances and a utilization fee of 65 basis points on the unused CAD Series 2012-1 amount.  At June 30, 2012, CAD $70 million (US $68.8 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.69% at June 30, 2012.

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

The Company had letters of credit outstanding under the Revolving Credit Facility of $19.0 million for U.S. enhancement and $46.5 million in general purpose letters of credit with a remaining available capacity of $384.5 million at June 30, 2012.

Covenant Compliance

As of June 30, 2012, the Company is in compliance with all covenants under its various financing arrangements.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to market risks, such as changes in interest rates, and has historically entered into interest rate swap and cap agreements to manage that risk.  Additionally, some of the Company’s debt facilities require interest rate cap agreements in order to limit the Company’s exposure to increases in interest rates.  The Company used interest rate swap agreements for asset-backed medium-term note issuances in 2007 to effectively convert variable interest rates to fixed interest rates; however, in late 2011, the Company terminated its 2007 swap agreements and paid a termination fee of $8.8 million to settle the outstanding liability.

The remaining unamortized value of the hedge deferred in accumulated other comprehensive income (loss) on the balance sheet is being reclassified into earnings as interest expense over the remaining term of the related debt through July 2012.  During the three and six months ended June 30, 2012, $3.2 million and $8.1 million was reclassified into earnings as interest expense, respectively. The Company has also used interest rate cap agreements for its Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $600 million in asset-backed VFNs.  These cap agreements have a termination date of July 2014.  There were no derivatives designated as hedging instruments at June 30, 2012 or December 31, 2011.

The fair value of derivatives outstanding at June 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30,		December 31,		June 30,		December 31,
	2012		2011		2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$63	Prepaid expenses and other assets	$548	Accrued liabilities	$-	Accrued liabilities	$-

The (gain) loss recognized on interest rate swap and cap agreements that do not qualify for hedge accounting treatment and thus are not designated as hedging instruments for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
					Net (increase) decrease in
Interest rate contracts	$209	$(416)	$485	$(3,890)	fair value of derivatives

The amount of gain (loss), net of tax and reclassification, recognized on the terminated hedging instruments in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
	2012	2011	2012	2011

Three Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$-	$3,075	$(1,893)	$(3,673)	interest income

Six Months Ended
June 30,					Interest expense, net of
Interest rate contracts	$-	$6,697	$(4,732)	$(7,082)	interest income

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 6/30/12	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$63	$-	$63	$-
Deferred Compensation Plan Assets (a)	6,701	6,701	-	-

Total	$6,764	$6,701	$63	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$548	$-	$548	$-
Deferred Compensation Plan Assets (a)	5,752	5,752	-	-

Total	$6,300	$5,752	$548	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value, but rather is set to equal fair value of the assets held in the related rabbi trust.

The fair value of derivative assets, consisting of interest rate caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable cap agreements and reported to the Company on a monthly basis.   The Company uses these reported fair values to adjust the asset as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period and performs back-testing through use of the look back approach to evaluate the fair value provided by the financial institutions.  Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations.  There were no transfers into or out of Level 1 or Level 2 measurements for the six months ended June 30, 2012 or the 12 months ended December 31, 2011.  The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event or change in circumstances triggering the transfer occurs.  The Company had no Level 3 financial instruments at any time during the six months ended June 30, 2012 or the 12 months ended December 31, 2011.

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

Receivables and Accounts Payable – The carrying amounts of these items are a reasonable estimate of their fair value. The Company has not experienced any material losses in such accounts and believes it is not exposed to significant credit risk.

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

The following tables provide information about the Company’s market sensitive financial instruments valued at June 30, 2012 and December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 6/30/12	at 6/30/12	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates (1)	$(593,333)	$(593,257)	$-	$(83,257)	$(510,000)
Vehicle debt and obligations-
fixed rates	(900,000)	(923,426)	-	(511,954)	(411,472)
Canadian dollar denominated
vehicle debt and obligations-
floating rates	(68,845)	(68,845)	-	-	(68,845)

Total	$(1,562,178)	$(1,585,528)	$-	$(595,211)	$(990,317)

(1)	Includes $83.3 million of Series 2007-1 notes and the $510 million Series 2010-3 VFN. The fair value excludes the impact of the related interest rate cap.

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	at 12/31/11	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates	$(500,000)	$(495,820)	$-	$(495,820)	$-
Vehicle debt and obligations-
fixed rates	(900,000)	(899,292)	-	(499,292)	(400,000)

Total	$(1,400,000)	$(1,395,112)	$-	$(995,112)	$(400,000)

10.	STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2012, the Company repurchased 283,250 shares or approximately $22.3 million and 1,798,643 shares or approximately $127.3 million ($100 million of which was pre-funded in November 2011 under a forward stock repurchase agreement), respectively, of its common stock under this share repurchase program at an average price of $78.81 per share and $70.80 per share, respectively. As of June 30, 2012, approximately $273 million remained available for further purchases of the Company’s common stock under this share repurchase program.  Share repurchases are subject to applicable limitations under the Revolving Credit Facility, which as of June 30, 2012, permitted additional share repurchases totaling approximately $318 million.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Balance, January 1, 2012	$(8,488)	$871	$(7,617)

Interest rate swap and cap adjustment, net of tax	8,281	-	8,281

Foreign currency translation adjustment	-	531	531

Balance, June 30, 2012	$(207)	$1,402	$1,195

The cash flow hedge amount deferred into AOCI is related to the derivatives used to manage the interest rate risk, associated with the Company’s vehicle-related debt, which was terminated and is being recognized into earnings along with the interest payments the derivatives were designated to hedge. See Note 8 for further discussion.

11.	INCOME TAXES

The Company has provided for income taxes on consolidated taxable income using a consolidated effective tax rate which reflects the utilization of Canadian tax net operating loss (“NOL”) carryforwards to the extent of Canadian taxable income.  A full valuation allowance had previously been recorded against the Canadian NOLs due to losses in the Canadian operations.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded for deferred income tax assets when management determines it is more likely than not that such assets will not be realized.

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

Based on existing tax law, the Company expects to be a cash taxpayer in 2012.  During the six months ended June 30, 2012, the Company received a tax refund of $8.8 million due to overpayments of the excess estimated tax payments made in 2011, and paid $20 million in estimated federal taxes for 2012.

For the three and six months ended June 30, 2012, the overall effective tax rate of 37.0% and 38.4%, respectively, and for the three and six months ended June 30, 2011, the overall effective tax rate of 40.1% and 41.2%, respectively, differed from the U.S. statutory federal income tax rate primarily due to state and local taxes and the operating results of DTG Canada for which no benefit was recognized due to full valuation allowance.

As of June 30, 2012 and December 31, 2011, the Company had no material liability for unrecognized tax benefits.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to June 30, 2012.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2008 and later are subject to examination by U.S. federal taxing authorities and the tax years 2007 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of comprehensive income.  No material amounts were recognized for interest and penalties during the three and six months ended June 30, 2012 and 2011.

12.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Commitments and Contingencies Note 14 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the following:

Vehicle Insurance Reserves

The Company records reserves for its public liability and property damage exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year.  In June 2011, the Company began semi-annual updates for supplemental liability insurance, as such reserves had been previously updated on an annual basis in December. As a result of favorable overall claims loss development, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $2.5 million for the three and six months ended June 30, 2012 and $10.6 million for the three and six months ended June 30, 2011.

Contingencies

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

Aside from the above, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

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

Other

In June 2012, the Company executed a vehicle supply agreement with Chrysler Group LLC (“Chrysler Group”) for a three-year term beginning with program year 2013 (August 1, 2012) and ending at the end of program year 2015 (July 31, 2015), that will allow the Company to source a portion of its vehicle purchases, with certain minimum volumes, through Chrysler Group.  Volume requirements may be modified by mutual agreement between the Company and Chrysler Group.

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

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after June 30, 2012 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent event noted below.

During July 2012, the Company repurchased 22,494 shares or approximately $1.8 million of its common stock under the share repurchase program at an average price of $79.74, leaving approximately $271 million available for further purchases of the Company’s common stock under the share repurchase program.

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Six Months
	Ended June 30,				Ended June 30,
			%				%
U.S. and Canada	2012	2011	Change		2012	2011	Change

Vehicle Rental Data:

Average number of vehicles operated	117,222	116,738	0.4%		109,319	107,391	1.8%
Number of rental days	8,563,364	8,217,167	4.2%		16,040,134	15,239,261	5.3%
Vehicle utilization	80.3%	77.4%	2.9 p.p.		80.6%	78.4%	2.2 p.p.
Average revenue per day	$44.25	$46.02	(3.8%	)	$44.76	$46.62	(4.0%	)
Monthly average revenue per vehicle	$1,077	$1,080	(0.3%	)	$1,095	$1,103	(0.7%	)
Average depreciable fleet	118,485	117,876	0.5%		110,536	108,299	2.1%
Monthly avg. depreciation (net) per vehicle	$162	$188	(13.8%	)	$150	$217	(30.9%	)

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

See the table below for a reconciliation of non-GAAP to GAAP results.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$49,427	$42,505	$89,798	$59,028

(Increase) decrease in fair value of derivatives	209	(416)	485	(3,890)
Non-vehicle interest expense	1,717	2,873	4,326	5,344
Income tax expense	28,979	28,434	56,047	41,329
Non-vehicle depreciation	4,321	4,933	8,857	9,773
Amortization	1,826	1,941	3,601	3,807
Non-cash stock incentives	1,791	928	3,416	2,137
Other	-	(8)	(1,431)	(12)

Corporate Adjusted EBITDA	$88,270	$81,190	$165,099	$117,516

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$88,270	$81,190	$165,099	$117,516

Vehicle depreciation, net of gains/losses from disposal	57,506	66,501	99,237	140,666
Non-vehicle interest expense	(1,717)	(2,873)	(4,326)	(5,344)
Change in assets and liabilities and other	(24,446)	8,327	(24,967)	34,597
Net cash provided by operating activities (a)	$119,613	$153,145	$235,043	$287,435

Memo:
Net cash used in investing activites	$(390,662)	$(138,307)	$(584,184)	$(367,829)
Net cash provided by / (used in) financing activities (a)	$64,706	$(77,313)	$125,970	$73,314

(a) Certain reclassifications have been made to the 2011 financial information to conform to the classifications used in 2012.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Operating Results

During the second quarter of 2012, the Company’s vehicle rental revenues increased slightly, primarily due to a 4.2% increase in the number of rental days, partially offset by a 3.8% decrease in average revenue per day.  Net vehicle depreciation and lease charges decreased $9.0 million during the second quarter of 2012 due to lower base depreciation rates on vehicles in the fleet and $4.7 million of higher gains on the sales of Non-Program Vehicles, compared to the second quarter of 2011.  Net interest expense decreased $3.0 million during the second quarter of 2012 due to lower interest rates on remaining fleet financing facilities compared to the second quarter of 2011.  Additionally, the Company did not incur any merger-related expenses during the second quarter of 2012, compared to $1.1 million of such expenses incurred in the second quarter of 2011.  The Company realized less favorable loss experience on its vehicle insurance programs in the second quarter of 2012, compared to the second quarter of 2011 resulting in an increase in direct vehicle and operating expenses.  The Company had income before income taxes of $78.4 million for the second quarter of 2012, compared to income before income taxes of $70.9 million for the second quarter of 2011.  Additionally, the Company had net income of $49.4 million for the second quarter of 2012, compared to net income of $42.5 million for the second quarter of 2011.

Revenues
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$378.9	$378.2	$0.7	0.2%
Other	16.5	16.9	(0.4)	(2.7%	)
Total revenues	$395.4	$395.1	$0.3	0.1%

Vehicle rental metrics:
Number of rental days	8,563,364	8,217,167	346,197	4.2%
Average revenue per day	$44.25	$46.02	($1.77)	(3.8%	)

Vehicle rental revenue for the second quarter of 2012 increased 0.2%.  The Company experienced a 4.2% increase in the number of rental days totaling $15.9 million that resulted from improvement in rental demand in the second quarter of 2012 compared to the second quarter of 2011.  This increase was partially offset by a 3.8% decrease in average revenue per day totaling $15.2 million due to the competitive pricing environment in the second quarter of 2012.

Other revenue decreased $0.4 million primarily due to a $0.5 million decrease in the market value of investments in the Company’s deferred compensation and retirement plans, which is fully offset in selling, general and administrative expenses.

Expenses
	Three Months
	Ended June 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$196.5	$191.0	$5.5	2.9%
Vehicle depreciation and lease charges, net	57.5	66.5	(9.0)	(13.5%	)
Selling, general and administrative (a)	47.5	48.8	(1.3)	(2.8%	)
Interest expense, net of interest income	15.3	18.3	(3.0)	(16.2%	)
Total expenses	$316.8	$324.6	$(7.8)	(2.4%	)

(Increase) decrease in fair value of derivatives	$0.2	$(0.4)	$0.6	(150.2%	)

(a)  Includes merger-related expenses of $1.1 million for the three months ended June 30, 2011.

Direct vehicle and operating expenses for the second quarter of 2012 increased $5.5 million.  As a percent of revenue, direct vehicle and operating expenses were 49.7% in the second quarter of 2012, compared to 48.3% in the second quarter of 2011.

The increase in direct vehicle and operating expenses in the second quarter of 2012 primarily resulted from the following:

➢
Vehicle insurance expenses increased $5.7 million resulting from less favorable loss experience realized on the Company’s vehicle insurance programs during the second quarter of 2012, compared to the loss experience during the second quarter of 2011, partially offset by lower accrual rates in the second quarter of 2012.

➢
Vehicle-related expenses increased $1.2 million, primarily due to a $2.3 million increase in net vehicle damage expense and an increase in gasoline expense of $0.8 million, partially offset by a $2.0 million decrease in shuttling expense.  Increased sales of pre-paid fuel products are a focus area for the Company, and the majority of the increase in gasoline expense is recovered through customer revenue related to these products.

➢	Rent expenses decreased $1.1 million, primarily due to the settlement of rent disputes resulting in credits to rent expense.

Net vehicle depreciation and lease charges for the second quarter of 2012 decreased $9.0 million. As a percent of revenue, net vehicle depreciation and lease charges were 14.5% in the second quarter of 2012, compared to 16.8% in the second quarter of 2011.

The decrease in net vehicle depreciation and lease charges in the second quarter of 2012 primarily resulted from the following:

➢
Vehicle depreciation expense decreased $4.3 million, primarily resulting from a 5.5% decrease in the average depreciation rate due to continued favorable used vehicle market conditions, partially offset by a 0.5% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of Non-Program Vehicles, which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing net vehicle depreciation and lease charges, increased $4.7 million from a $17.8 million gain in the second quarter of 2011 to a $22.5 million gain in the second quarter of 2012.  This increase in gains on sales of Non-Program Vehicles resulted from more units sold in the second quarter of 2012, partially offset by a lower average gain per unit as compared to the second quarter of 2011.  The lower average gains per unit result from continually refining the depreciation rates to reflect higher estimated residual values of vehicles.

Selling, general and administrative expenses for the second quarter of 2012 decreased $1.3 million.  As a percent of revenue, selling, general and administrative expenses were 12.0% in the second quarter of 2012, compared to 12.4% in the second quarter of 2011.

The decrease in selling, general and administrative expenses in the second quarter of 2012 primarily resulted from the following:

➢	Merger-related costs of $1.1 million during the second quarter of 2011 with no such merger-related costs during the second quarter of 2012.

➢	Outsourcing expenses decreased $1.0 million primarily due to a lower base fee paid to a third-party service provider in the second quarter of 2012 compared to the second quarter of 2011.

➢
Personnel-related expenses decreased $0.6 million, primarily due to a $1.1 million decrease in salary expense and a $0.5 million decrease in the market value of the Company’s deferred compensation and retirement plans. These decreases were partially offset by the timing of compensation-related accruals which increased by $1.2 million.

➢	All other selling, general and administrative expenses increased $1.2 million primarily due to increases in charitable donations and sales and marketing expenses.

Net interest expense for the second quarter of 2012 decreased $3.0 million primarily due to lower average interest rates and lower amortization of deferred financing costs.  As a percent of revenue, net interest expense was 3.9% in the second quarter of 2012, compared to 4.6% in the second quarter of 2011.

The income tax expense for the second quarter of 2012 was $29.0 million, compared to $28.4 million for the second quarter of 2011.  The effective income tax rate for the second quarter of 2012 was 37.0% compared to 40.1% for the second quarter of 2011.  This decrease reflects the utilization of Canadian tax NOLs to the extent of Canadian taxable income.  A full valuation allowance had previously been recorded against the Canadian NOLs due to losses in the Canadian operations.

The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on a consolidated basis.  The effective income tax rates for the three months ended June 30, 2012 and 2011 were higher than the federal statutory rates principally due to state and local income taxes.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Operating Results

During the first half of 2012, the Company’s vehicle rental revenues increased, primarily due to a 5.3% increase in the number of rental days, partially offset by a 4.0% decrease in average revenue per day.  Net vehicle depreciation and lease charges decreased $41.4 million during the first half of 2012 due to lower base depreciation rates on vehicles in the fleet and $11.0 million of higher gains on the sales of Non-Program Vehicles, compared to the first half of 2011.  Net interest expense decreased $6.9 million during the first half of 2012 due to lower interest rates on remaining fleet financing facilities compared to the first half of 2011.  Additionally, the Company did not incur any merger-related expenses during the first half of 2012, compared to $4.6 million of such expenses incurred in the first half of 2011.  The Company realized less favorable loss experience on its vehicle insurance programs in the first half of 2012, compared to the first half of 2011 resulting in an increase in direct vehicle and operating expenses.  The Company had income before income taxes of $145.8 million for the first half of 2012, compared to income before income taxes of $100.4 million for the first half of 2011.  The Company experienced a decrease in the fair value of derivatives of $0.5 million during the first half of 2012, compared to an increase of $3.9 million during the first half of 2011.  Additionally, the Company had net income of $89.8 million for the first half of 2012, compared to net income of $59.0 million for the first half of 2011.

Revenues
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$718.0	$710.5	$7.5	1.1%
Other	33.7	33.0	0.7	2.0%
Total revenues	$751.7	$743.5	$8.2	1.1%

Vehicle rental metrics:
Number of rental days	16,040,134	15,239,261	800,873	5.3%
Average revenue per day	$44.76	$46.62	($1.86)	(4.0%	)

Vehicle rental revenue for the first half of 2012 increased 1.1%.  The Company experienced a 5.3% increase in the number of rental days totaling $37.4 million that resulted from improvement in rental demand in the first half of 2012 compared to the first half of 2011.  This increase was partially offset by a 4.0% decrease in average revenue per day totaling $29.9 million due to the competitive pricing environment in the first half of 2012.

Other revenue increased $0.7 million primarily due to a $1.4 million gain on sale of assets during the first half of 2012, partially offset by a $0.9 million decrease in the market value of investments in the Company’s deferred compensation and retirement plans, which is fully offset in selling, general and administrative expenses.

Expenses
	Six Months
	Ended June 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$380.7	$369.3	$11.4	3.1%
Vehicle depreciation and lease charges, net	99.2	140.6	(41.4)	(29.5%	)
Selling, general and administrative (a)	93.0	97.8	(4.8)	(4.9%	)
Interest expense, net of interest income	32.4	39.3	(6.9)	(17.5%	)
Total expenses	$605.3	$647.0	$(41.7)	(6.4%	)

(Increase) decrease in fair value of derivatives	$0.5	$(3.9)	$4.4	(112.5%	)

(a)  Includes merger-related expenses of $4.6 million for the first half of 2011.

Direct vehicle and operating expenses for the first half of 2012 increased $11.4 million.  As a percent of revenue, direct vehicle and operating expenses were 50.6% in the first half of 2012, compared to 49.7% in the first half of 2011.

The increase in direct vehicle and operating expenses in the first half of 2012 primarily resulted from the following:

➢
Vehicle-related expenses increased $7.6 million, primarily due to a $4.0 million increase in net vehicle damage expense, as well as an increase in gasoline expense of $2.8 million and an increase in toll and ticket expense of $1.0 million.  Increased sales of pre-paid fuel and toll road products are a focus area for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.  Additionally, the Company experienced a $1.9 million increase in vehicle maintenance expense due to the increase in the average rental fleet size and the number of higher mileage vehicles in the fleet compared to the first half of 2011.  These increases were partially offset by a $2.3 million decrease in shuttling expense.

➢
Vehicle insurance expenses increased $4.0 million resulting from less favorable loss experience realized on the Company’s vehicle insurance programs during the first half of 2012, compared to the loss experience during the first half of 2011, partially offset by lower accrual rates in the first half of 2012.

➢
Personnel-related expenses increased $1.4 million.  The increase was primarily due to a $1.1 million increase in incentive-related compensation and a $0.3 million increase in group insurance expense primarily due to a large claim processed in the first half of 2012.

➢	Rent expenses decreased $2.0 million, primarily due to the settlement of rent disputes resulting in credits to rent expense.

Net vehicle depreciation and lease charges for the first half of 2012 decreased $41.4 million.  As a percent of revenue, net vehicle depreciation and lease charges were 13.2% in the first half of 2012, compared to 18.9% in the first half of 2011.

The decrease in net vehicle depreciation and lease charges in the first half of 2012 primarily resulted from the following:

➢
Vehicle depreciation expense decreased $30.4 million, primarily resulting from a 19.9% decrease in the average depreciation rate due to continued favorable used vehicle market conditions. The significant decrease in base depreciation rates primarily resulted from the 2010 model year vehicles, which are at the end of their useful lives and contain significant embedded gains due to the favorable volatility in the used vehicle market during the depreciable lives of those vehicles.  This decrease was partially offset by a 2.1% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of Non-Program Vehicles, which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing net vehicle depreciation and lease charges, increased $11.0 million from a $25.8 million gain in the first half of 2011 to a $36.8 million gain in the first half of 2012.  This increase in gains on sales of Non-Program Vehicles resulted from more units sold in the first half of 2012, partially offset by a lower average gain per unit as compared to the first half of 2011.  The lower average gains per unit result from continually refining the depreciation rates to reflect higher estimated residual values of vehicles.

Selling, general and administrative expenses for the first half of 2012 decreased $4.8 million.  As a percent of revenue, selling, general and administrative expenses were 12.4% in the first half of 2012, compared to 13.1% in the first half of 2011.

The decrease in selling, general and administrative expenses in the first half of 2012 primarily resulted from the following:

➢	Merger-related costs of $4.6 million during the first half of 2011 with no such merger-related costs during the first half of 2012.

➢	Outsourcing expenses decreased $1.6 million primarily due to a lower base fee paid to a third-party service provider in the first half of 2012 compared to the first half of 2011.

➢
Personnel-related expenses increased $2.1 million, primarily due to the timing of compensation-related accruals which increased by $4.3 million, partially offset by a $1.3 million decrease in salary expense and a $0.9 million decrease in the market value of the Company’s deferred compensation and retirement plans.

Net interest expense for the first half of 2012 decreased $6.9 million primarily due to lower average interest rates and lower amortization of deferred financing costs.  As a percent of revenue, net interest expense was 4.3% in the first half of 2012, compared to 5.3% in the first half of 2011.

The income tax expense for the first half of 2012 was $56.0 million, compared to $41.3 million for the first half of 2011.  The effective income tax rate for the first half of 2012 was 38.4%, compared to 41.2% for the first half of 2011.  This decrease reflects the utilization of Canadian tax NOLs to the extent of Canadian taxable income.  A full valuation allowance had previously been recorded against the Canadian NOLs due to losses in the Canadian operations.  The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on a consolidated basis.  The effective income tax rates for the first half of 2012 and 2011 were higher than the federal statutory rates principally due to state and local income taxes.

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

Outlook for 2012

The Company provided updated guidance for rental revenue, fleet cost expectations and earnings per share for the full year of 2012.  The Company’s revenue guidance is based on the revenue per day environment experienced in the first half of 2012.  The Company expects that continued rental day growth, offset by compression in revenue per day, will result in full year 2012 rental revenues increasing modestly compared to  2011.

The Company noted that the used vehicle market has been strong throughout the first half of 2012, and the Company has sold approximately 33,100 vehicles at a realized gain of $36.8 million during the first half of 2012.  The Company noted that it expects the used vehicle market to remain strong through at least the back half of the year, subject to normal seasonality. The Company noted that gains on sales of Non-Program Vehicles will decline significantly in the back half of the year as the Company’s fleet refresh cycle winds down.  The Company is improving its fleet cost outlook for the full year of 2012, which it now expects to range from $200 to $210 per vehicle per month.

The Company noted that the expected improvement in fleet costs will be mostly offset by the change in revenue mix between volume and price.  Accordingly, the Company is reaffirming its prior guidance for Corporate Adjusted EBITDA for the full year of 2012 of $285 million to $310 million.

Finally, the Company noted that it is revising its earnings per share guidance based on share repurchase activity that has been completed through June 30, 2012.  The Company is now targeting diluted earnings per share to range from $5.25 to $5.70 per share for 2012, up from its previously announced range of $5.00 to $5.60 per share.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA for the full year of 2012.

	Full Year
	2012	2011
	(in millions)
Reconciliation of Pretax Income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income	$247 - $272	$261

(Increase) decrease in fair value of derivatives (2012 amount is YTD June 2012)	-	(3)
Non-vehicle interest expense	7	11
Non-vehicle depreciation	18	19
Amortization	7	7
Non-cash stock incentives	7	3
Other	(1)	-

Corporate Adjusted EBITDA	$285 - $310	$298

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

The Company believes that its cash generated from operations, cash balances, availability under the Revolving Credit Facility and secured vehicle financing programs are adequate to meet its liquidity requirements for the near future.  The Company has asset-backed medium-term note maturities totaling $83 million that amortize in July 2012.  In February 2012, the Company terminated the existing senior secured credit facility and replaced it with a $450 million Revolving Credit Facility, and in March 2012, the Company completed the $150 million CAD Series 2012-1 notes.

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit under the Company’s Revolving Credit Facility.  Enhancement levels vary based on the source of debt used to finance the vehicles.  Additionally, enhancement levels are seasonal and increase significantly during the second and third quarters when the fleet is at peak levels.  In April 2012, the Company reduced its outstanding enhancement letters of credit supporting its secured vehicle financing facilities by approximately $145 million, utilizing a portion of its excess cash to meet the collateral enhancement requirements under those facilities.  As a result of the reduction in letters of credit and seasonal increases in the fleet, the Company increased its investment in its securitization trusts for collateral enhancement purposes to approximately $670 million as of June 30, 2012.  The Company retains the flexibility to replace a portion of this cash collateral with funds borrowed under its Revolving Credit Facility or the issuance of letters of credit as it deems appropriate.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the Series 2011-1 notes, the Series 2011-2 notes and the Series 2010-3 VFN are approximately 45%, compared to 30% on the Series 2007-1 notes.  Based on expected future peak fleet levels and the payoff of the Series 2007-1 notes in July 2012, the Company expects to provide up to $150 million of additional enhancement in 2012 compared to 2011 levels.

Net cash generated by operating activities of $235.0 million for the six months ended June 30, 2012 was primarily the result of net income adjusted for depreciation expense, net of gains on sales of vehicles and income taxes.

Net cash used in investing activities was $584.2 million.  The principal expenditure of cash from investing activities during the six months ended June 30, 2012 was for purchases of new revenue-earning vehicles, which totaled $1.3 billion, partially offset by the sale of revenue-earning vehicles, which totaled $0.5 billion.  In addition, at June 30, 2012, restricted cash and investments, which are restricted for the acquisition of revenue-earning vehicles and payments of the related debt, decreased $154.3 million from December 31, 2011.  The Company also used cash for non-vehicle capital expenditures of $10.0 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Net cash provided by financing activities was $126.0 million primarily due to $510.0 million in borrowings under the Series 2010-3 VFN and $68.8 million in proceeds from the issuance of the CAD Series 2012-1 notes.  These borrowings were partially offset by $416.7 million of scheduled debt repayments on the Series 2007-1 notes, $27.3 million to buy back Company shares under the share repurchase program and $8.6 million in deferred financing costs primarily associated with the issuance of the Revolving Credit Facility.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations.  At June 30, 2012, the Company had $50.6 million in letters of credit, including $46.5 million in letters of credit under the Revolving Credit Facility, and $41.0 million in surety bonds to secure these obligations.  At June 30, 2012, these surety bonds and letters of credit had not been drawn.

The Company does not conduct operations in foreign jurisdictions other than Canada, and accordingly, cash and cash equivalents would not be subject to repatriation taxes or otherwise stranded in foreign jurisdictions.

Contractual Obligations and Commitments

In June 2012, the Company executed a vehicle supply agreement with Chrysler Group for a three-year term beginning with program year 2013 (August 1, 2012) and ending at the end of program year 2015 (July 31, 2015), that will allow the Company to source a portion of its vehicle purchases, with certain minimum volumes, through Chrysler Group.  Volume requirements may be modified by mutual agreement between the Company and Chrysler Group.

See debt discussion below for an update to the “Total Debt and Other Obligations” section of the table provided in Part II, Item 7 – Contractual Obligations and Commitments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Asset-Backed Medium-Term Notes

The asset-backed medium-term note program at June 30, 2012 was comprised of $983.3 million in asset-backed medium-term notes with maturities in 2012 through 2015.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things. The Series 2007-1 notes, of which $83.3 million remained outstanding at June 30, 2012, were paid-off in July 2012.  The Series 2011-1 notes, with a fixed blended interest rate of 2.81%, are comprised of $420 million principal amount Class A notes with a fixed interest rate of 2.51% and $80 million principal amount of Class B notes with a fixed interest rate of 4.38%.  The Series 2011-2 notes of $400 million have a fixed interest rate of 3.21%.  Proceeds from the asset-backed medium-term notes that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $118.9 million at June 30, 2012.  At June 30, 2012, the Series 2011-2 notes required compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

The Series 2007-1 notes began scheduled amortization in February of 2012.  During the first half of 2012, $416.7 million of principal payments were made with the remaining $83.3 million paid in July 2012.  The Series 2011-1 notes are expected to begin scheduled amortization in September 2014, and will amortize over a six-month period.  The Series 2011-2 notes are expected to begin scheduled amortization in December 2014 and will amortize over a six-month period.

Variable Funding Notes

The variable funding notes at June 30, 2012 were comprised of $600 million in U.S. fleet financing capacity that may be drawn and repaid from time to time in whole or in part during the revolving period, which ends in September 2013.

The Series 2010-3 VFN of $600 million had borrowings of $510 million at June 30, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final expected payment date in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had an interest rate of 1.58% at June 30, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  The Series 2010-3 VFN requires compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed the CAD Series 2012-1 notes totaling $150 million.  These notes have a term of two years and require a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances and a utilization fee of 65 basis points on the unused Series CAD 2012-1 amount. At June 30, 2012, CAD $70 million (US $68.8 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.69% at June 30, 2012.

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

Under the Revolving Credit Facility, the Company has the ability (subject to specified conditions and limitations), among other things, to incur up to $400 million of unsecured indebtedness; to enter into permitted acquisitions of up to $250 million in the aggregate during the term of the Revolving Credit Facility and to incur financing and assume indebtedness in connection therewith; to make investments in the Company’s U.S. special-purpose financing entities (including RCFC) and our Canadian special-purpose financing entities, in aggregate amounts at any time outstanding of up to $750 million and $150 million, respectively; and to make dividend, stock repurchase and other restricted payments in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.  The Company had approximately $318 million available under the limitations of the Revolving Credit Facility for these restricted payments at June 30, 2012.

In April 2012, the Company reduced the enhancement letters of credit outstanding under its Revolving Credit Facility by $145 million and instead satisfied the related enhancement requirements under certain series of RCFC’s notes with cash. The Company had letters of credit outstanding under the Revolving Credit Facility of $19.0 million for U.S. enhancement and $46.5 million in general purpose letters of credit with a remaining available capacity of $384.5 million at June 30, 2012.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of June 30, 2012.

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

Based on the Company’s level of floating rate debt at June 30, 2012, a 50 basis point fluctuation in interest rates would have an approximate $3 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be offset by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At June 30, 2012, cash and cash equivalents totaled $285.5 million and restricted cash and investments totaled $199.0 million.

At June 30, 2012, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2011, which are included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the change in fair value for the tabular entries, “Vehicle Debt and Obligations – Floating Rates,” from $495.8 million at December 31, 2011 to $593.3 million at June 30, 2012, which increase primarily related to borrowings under the Series 2010-3 VFN of $510.0 million, partially offset by payments of $416.7 million of the Series 2007-1 notes; “Vehicle Debt and Obligations – Fixed Rates” from $899.3 million at December 31, 2011 to $923.4 million at June 30, 2012; and the addition of the “Vehicle Debt and Obligations – Canadian Dollar Denominated” totaling $68.8 million at June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Aside from the above, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

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

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

April 1, 2012 -
April 30, 2012	92,500	$79.48	92,500	$287,627,742

May 1, 2012 -
May 31, 2012	96,228	$77.51	96,228	$280,169,206

June 1, 2012 -
June 30, 2012	94,522	$79.47	94,522	$272,657,106

Total	283,250		283,250

In September 2011, the Company announced that its Board of Directors had increased the authorization of the share repurchase program to $400 million.  The share repurchase program is discretionary and has no expiration date.  Subject to applicable law, the Company may repurchase shares through forward stock repurchase agreements, accelerated stock buyback programs, directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments or plans complying with SEC Rule 10b5-1, among other types of transactions and arrangements. The Revolving Credit Facility contains limitations on share repurchases.  See Item 1 – Note 7 of notes to condensed consolidated financial statements for further discussion.

During the six months ended June 30, 2012, the Company repurchased approximately $127.3 million ($100 million of which was pre-funded in November 2011) of its common stock under this share repurchase program at an average price of $70.80 per share. As of June 30, 2012, approximately $273 million remained available for further purchases of Company’s common stock under this share repurchase program.  The Company currently expects to repurchase shares in 2012 under the remaining authorization of the share repurchase program. For additional information regarding share repurchases, see Item 1 – Note 14 of notes to condensed consolidated financial statements.  The share repurchase program may be increased, suspended or discontinued at any time.

ITEM 6.                   EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Dollar Thrifty Automotive Group, Inc.
3.2
Fifth Amended and Restated By-Laws of Dollar Thrifty Automotive Group, Inc., adopted effective as of June 6, 2012 (incorporated by reference to Exhibit 3.2 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated June 6, 2012 (Commission File No. 1-13647))

4.265
Amendment No. 1 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of May 18, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.266
Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of May 18, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.267
Amendment No. 2 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of June 15, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.268
Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of June 15, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

10.260
Fourth Amendment to Second Amended and Restated Long-Term Incentive Plan and Director Equity Plan (incorporated by reference to Exhibit 10.260 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated June 6, 2012 (Commission File No. 1-13647))

10.261
Vehicle Supply Agreement dated May 2, 2012 (effective June 22, 2012) between Chrysler Group LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.44	Letter from Ernst & Young LLP regarding interim financial information
23.47
Consent of HoganTaylor LLP regarding Registration Statement on Form S-8, Registration No. 333-89189 (incorporated by reference to Exhibit 23.47 to Dollar Thrifty Automotive Group, Inc. Retirement Savings Plan’s Form 11-K for the fiscal year ended December 31, 2011, filed June 25, 2012 (Commission File No. 1-13647))

31.83	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.84	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.83	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.84	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

August 2, 2012	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
August 2, 2012	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

3.1	Amended and Restated Certificate of Incorporation of Dollar Thrifty Automotive Group, Inc.
4.265
Amendment No. 1 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of May 18, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.266
Amendment No. 1 to Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of May 18, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.267
Amendment No. 2 to Amended and Restated Master Motor Vehicle Lease and Servicing Agreement (Group VII), dated as of June 15, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

4.268
Amendment No. 2 to Master Motor Vehicle Lease and Servicing Agreement (Group VIII), dated as of June 15, 2012, among Rental Car Finance Corp., as Lessor, DTG Operations, Inc., as Lessee and Servicer, those Permitted Lessees from time to time becoming Lessees and Servicers thereunder and Dollar Thrifty Automotive Group, Inc., as Guarantor and Master Servicer

10.261
Vehicle Supply Agreement dated May 2, 2012 (effective June 22, 2012) between Chrysler Group LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.44	Letter from Ernst & Young LLP regarding interim financial information
31.83	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.84	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.83	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.84	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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