Form 10-Q
period 2012-09-30
DOLLAR THRIFTY AUTOMOTIVE GROUP INC
filed 2012-11-08
CIK 1049108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock as of November 1, 2012 was 28,058,117.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.
FORM 10-Q
CONTENTS
Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	39

ITEM 1A.	RISK FACTORS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS	40

ITEM 6.	EXHIBITS	42

SIGNATURES	43

INDEX TO EXHIBITS	44

FACTORS AFFECTING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” about our expectations, plans and performance, including those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Outlook for 2012” and “Liquidity and Capital Resources.”  These statements use such words as “may,” “will,” “expect,” “believe,” “intend,” “should,” “could,” “anticipate,” “estimate,” “forecast,” “project,” “plan” and similar expressions.  These statements do not guarantee future performance and Dollar Thrifty Automotive Group, Inc. assumes no obligation to update them.  Risks and uncertainties relating to our business that could materially affect our future results include:

●
the impact of our pending acquisition by Hertz Global Holdings, Inc. (“Hertz”) and related developments, including the potential for diversion of management’s attention, loss of key personnel and disruption of our operations, as well as the possibility that regulatory approval and, if required by applicable law, approval by the Company’s stockholders may not be obtained as planned, which could delay or prevent the acquisition;

●
the risks to our business and prospects as a stand-alone company, in light of our dependence on future economic growth to achieve revenue growth in key airport and local markets, high barriers to entry in the insurance replacement market, capital and other constraints to expanding company-owned stores internationally, and the challenges we would face in further reducing our expenses;

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

●
the cost and other terms of acquiring and disposing of automobiles and the impact of conditions in the used vehicle market on our vehicle cost, including the impact on vehicle depreciation costs based on pricing volatility in the used vehicle market;

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

PART I – FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Dollar Thrifty Automotive Group, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Dollar Thrifty Automotive Group, Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management.

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
November 8, 2012

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In Thousands Except Per Share Data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)

	2012	2011	2012	2011
REVENUES:
Vehicle rentals	$442,336	$435,578	$1,160,322	$1,146,041
Other	18,254	16,144	51,928	49,157
Total revenues	460,590	451,722	1,212,250	1,195,198

COSTS AND EXPENSES:
Direct vehicle and operating	215,790	214,536	596,463	583,799
Vehicle depreciation and lease charges, net	89,131	63,299	188,368	203,983
Selling, general and administrative	54,454	47,851	147,479	145,641
Interest expense, net of interest income of
$370, $306, $1,334 and $1,053, respectively	12,206	19,627	44,601	58,899
Total costs and expenses	371,581	345,313	976,911	992,322

(Increase) decrease in fair value of derivatives	40	523	525	(3,367)

INCOME BEFORE INCOME TAXES	88,969	105,886	234,814	206,243

INCOME TAX EXPENSE	33,469	39,265	89,516	80,594

NET INCOME	$55,500	$66,621	$145,298	$125,649

BASIC EARNINGS PER SHARE	$1.99	$2.30	$5.15	$4.35

DILUTED EARNINGS PER SHARE	$1.91	$2.13	$4.94	$4.03

COMPREHENSIVE INCOME	$60,667	$60,470	$159,277	$127,358

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Cash and cash equivalents	$456,869	$508,648
Restricted cash and investments	250,144	353,265
Receivables, net	128,217	95,360
Prepaid expenses and other assets	71,980	65,959
Revenue-earning vehicles, net	1,875,607	1,467,835
Property and equipment, net	77,887	84,278
Income taxes receivable	4,453	18,786
Software, net	19,438	21,535

Total assets	$2,884,595	$2,615,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable	$47,768	$54,377
Accrued liabilities	136,567	124,185
Deferred income tax liability	392,524	342,962
Vehicle insurance reserves	82,358	86,515
Debt and other obligations	1,481,137	1,399,955
Total liabilities	2,140,354	2,007,994

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 10,000,000 shares; none outstanding	-	-
Common stock, $.01 par value:
Authorized 200,000,000 and 50,000,000 shares, respectively;
36,386,148 and 36,048,606 issued, respectively, and
28,058,117 and 29,556,887 outstanding, respectively	364	361
Additional capital	956,483	848,843
Retained earnings (deficit)	142,879	(2,419)
Accumulated other comprehensive income (loss)	6,362	(7,617)
Treasury stock, at cost (8,328,031 and 6,491,719 shares, respectively)	(361,847)	(231,496)
Total stockholders' equity	744,241	607,672

Total liabilities and stockholders' equity	$2,884,595	$2,615,666

See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,298	$125,649
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation:
Vehicle depreciation	230,391	247,085
Non-vehicle depreciation	13,203	14,559
Net gains from disposition of revenue-earning vehicles	(42,023)	(43,129)
Amortization	5,520	5,703
Performance share incentive, stock option and restricted stock plans	4,974	3,124
Interest income earned on restricted cash and investments	(524)	(226)
Deferred income taxes	49,369	59,214
Swap termination reclassification	8,488	-
Change in fair value of derivatives	525	(3,367)
Change in assets and liabilities:
Income taxes payable/receivable	14,333	54,241
Receivables	(11,443)	(1,747)
Prepaid expenses and other assets	2,170	5,720
Accounts payable	888	4,368
Accrued liabilities	13,357	(4,469)
Vehicle insurance reserves	(4,157)	1,021
Other	4,401	(9,136)

Net cash provided by operating activities	434,770	458,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Revenue-earning vehicles - Purchases	(1,380,617)	(983,879)
Revenue-earning vehicles - Proceeds from sales	757,091	492,008
Change in cash and cash equivalents - required minimum balance	-	100,000
Net change in restricted cash and investments	103,645	76,306
Property, equipment and software - Purchases	(13,901)	(11,196)
Property, equipment and software - Proceeds from sales	3,491	353

Net cash used in investing activities	(530,291)	(326,408)

		(Continued)

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In Thousands)

	Nine Months
	Ended September 30,
	(Unaudited)

	2012	2011

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt and other obligations:
Proceeds from vehicle debt and other obligations	581,169	1,137,903
Payments of vehicle debt and other obligations	(500,000)	(1,072,073)
Payments of non-vehicle debt	-	(148,125)
Issuance of common shares	1,694	2,921
Net settlement of employee withholding taxes on share-based awards	(1,215)	(3,205)
Purchase of common stock for the treasury	(29,136)	-
Financing issue costs	(8,770)	(13,303)

Net cash provided by (used in) financing activities	43,742	(95,882)

CHANGE IN CASH AND CASH EQUIVALENTS	(51,779)	36,320

CASH AND CASH EQUIVALENTS:
Beginning of period	508,648	463,153

End of period	$456,869	$499,473

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for (refund of):
Interest	$38,769	$50,350
Income taxes	$25,749	$(32,941)

SUPPLEMENTAL DISCLOSURES OF INVESTING AND FINANCING
NONCASH ACTIVITIES:
Sales and incentives related to revenue-earning vehicles included in receivables	$45,228	$33,348
Purchases of property, equipement and software included in accounts payable	$581	$310
Purchases of revenue-earning vehicles included in accounts payable	$16	$4,421

Certain reclassifications have been made to the 2011 financial information to conform to the classification used in 2012.
See notes to condensed consolidated financial statements.

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and on deposit, including highly liquid investments with initial maturities of three months or less.  Book overdrafts represent outstanding checks not yet presented to the bank and are included in accounts payable to reflect the Company’s outstanding obligations.  At September 30, 2012 and December 31, 2011, there was $13.3 million and $19.0 million, respectively, in book overdrafts included in accounts payable.  These amounts do not represent bank overdrafts, which would constitute checks presented in excess of cash on hand, and would be effectively a loan to the Company.

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

Long-Term Incentive Plan

At September 30, 2012, the Company’s common stock authorized for issuance under the long-term incentive plan (“LTIP”) for employees and non-employee directors was 2,726,312 shares.  The Company has 1,168,546 shares available for future LTIP awards at September 30, 2012 after reserving for the maximum potential shares that could be awarded under existing LTIP grants.  The Company issues new shares from remaining authorized common stock to satisfy LTIP awards.

Compensation cost for non-qualified option rights, performance shares and restricted stock awards is recognized based on the fair value of the awards granted at the grant-date and is amortized to compensation expense on a straight-line basis over the requisite service periods of the stock awards, which are generally the vesting periods.  The Company recognized compensation costs of $1.9 million and $5.9 million during the three and nine months ended September 30, 2012, respectively, and $1.0 million and $3.1 million during the three and nine months ended September 30, 2011, respectively, for such awards.  The total income tax benefit recognized in the statements of comprehensive income for share-based compensation payments was $0.6 million and $2.2 million for the three and nine months ended September 30, 2012, respectively, and $0.3 million and $1.2 million for the three and nine months ended September 30, 2011, respectively.

Option Rights Plan – Under the LTIP, the Human Resources and Compensation Committee may grant non-qualified option rights to key employees and non-employee directors.  The maximum number of shares for which option rights may be granted under the LTIP to any participant during any calendar year is 285,000.  No awards were granted in 2012 or 2011.  The grant-date fair value of options vested during both the nine months ended September 30, 2012 and 2011 was $1.6 million.  No options vested during the three months ended September 30, 2012 or 2011.  Expense is recognized over the service period which is the vesting period.  No unrecognized expense for the options is remaining at September 30, 2012.

The following table sets forth the non-qualified option rights activity under the LTIP for the nine months ended September 30, 2012:

			Weighted-
		Weighted-	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(In Thousands)	Price	Term	(In Thousands)

Outstanding at January 1, 2012	1,575	$5.11	6.89	$102,579

Granted	-	-
Exercised	(297)	5.70
Canceled (Forfeited/Expired)	-	-

Outstanding at September 30, 2012	1,278	$4.97	6.35	$104,695

Fully vested and exercisable options at:
September 30, 2012	1,278	$4.97	6.35	$104,695

The total intrinsic value of options exercised during the three and nine months ended September 30, 2012 was $15.7 million and $23.0 million, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $0.1 million and $6.3 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during the three and nine months ended September 30, 2012 totaled $0.9 million and $1.7 million, respectively.  Total cash received by the Company for non-qualified option rights exercised during the three and nine months ended September 30, 2011 totaled less than $0.1 million and $2.9 million, respectively.

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

The following table presents the status of the Company’s nonvested performance shares as of September 30, 2012 and any changes during the nine months ended September 30, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	262	$59.11
Granted	29	76.17
Vested	(4)	52.44
Forfeited	(7)	59.79
Nonvested at September 30, 2012	280	$60.94

At September 30, 2012, the total compensation cost related to nonvested performance share awards not yet recognized is estimated at approximately $8.0 million, based on the Company’s expectation that it will meet or exceed the targets specified in the performance share agreement.  This estimated compensation cost is expected to be recognized over the weighted-average period of 1.4 years.  The total intrinsic value of vested and issued performance shares during the nine months ended September 30, 2012 and 2011 was $0.3 million and $7.6 million, respectively.  As of September 30, 2012, the intrinsic value of the nonvested performance share awards was $24.4 million.

Restricted Stock Units – Under the LTIP, the Company may grant restricted stock units to key employees and non-employee directors.  The grant-date fair value of the award is based on the closing market price of the Company’s common shares on the date of grant.

In January 2012, non-employee directors were granted 6,815 shares with a grant-date fair value of $73.42 per share that fully vest on December 31, 2012.  The total intrinsic value of vested and issued restricted stock units during the nine months ended September 30, 2012 and 2011 was $2.7 million and $1.1 million, respectively.  At September 30, 2012, the total compensation cost related to nonvested restricted stock unit awards not yet recognized is approximately $0.1 million, which is expected to be recognized on a straight-line basis over the vesting period of the restricted stock units.

The following table presents the status of the Company’s nonvested restricted stock units as of September 30, 2012 and changes during the nine months ended September 30, 2012:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In Thousands)	Fair Value

Nonvested at January 1, 2012	34	$5.41
Granted	7	73.42
Vested	(34)	5.41
Forfeited	-	-
Nonvested at September 30, 2012	7	$73.42

4.	VEHICLE DEPRECIATION AND LEASE CHARGES, NET

Vehicle depreciation and lease charges include the following (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Depreciation of revenue-earning vehicles and other	$94,323	$80,667	$230,391	$247,112
Net gains from disposal of revenue-earning vehicles	(5,192)	(17,368)	(42,023)	(43,129)

	$89,131	$63,299	$188,368	$203,983

Average gain on Non-Program Vehicles:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Number of Non-Program Vehicles sold	15,463	15,441	48,530	30,787

Average gain on vehicles sold (per vehicle)	$336	$1,125	$866	$1,401

Components of vehicle depreciation per vehicle per month:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Average depreciable fleet (units)	120,757	113,719	113,968	110,125

Average depreciation rate	$260	$236	$225	$249
Average gain on vehicles sold	(14)	(50)	(41)	(43)

Vehicle depreciation and lease charges, net	$246	$186	$184	$206

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

The computation of weighted-average common and common equivalent shares used in the calculation of basic and diluted EPS is shown in the following table (in thousands, except share and per share data):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2012	2011	2012	2011

Net income	$55,500	$66,621	$145,298	$125,649

Basic EPS:
Weighted-average common shares	27,905,118	28,958,718	28,217,067	28,872,747

Basic EPS	$1.99	$2.30	$5.15	$4.35

Diluted EPS:
Weighted-average common shares	27,905,118	28,958,718	28,217,067	28,872,747

Shares contingently issuable:
Stock options	803,982	1,964,321	854,272	1,984,419
Performance awards and non-vested shares	127,418	113,734	111,431	90,581
Employee compensation shares deferred	24,577	46,604	29,805	48,440
Director compensation shares deferred	224,535	221,452	223,952	220,554

Shares applicable to diluted	29,085,630	31,304,829	29,436,527	31,216,741

Diluted EPS	$1.91	$2.13	$4.94	$4.03

For the three and nine months ended September 30, 2012 and 2011, all options to purchase shares of common stock were included in the computation of diluted EPS because no exercise price was greater than the average per share market price of the common shares.

Shares included in the diluted EPS calculation related to shares contingently issuable for stock options decreased on a year-over-year basis for both the three and nine months ended September 30, 2012, from the three and nine months ended September 30, 2011.  The Company uses the treasury stock method to determine the denominator used in the diluted EPS calculation.  To derive the denominator, the number of outstanding options is reduced by the number of shares that would be repurchased from assumed proceeds of certain defined items including the exercise price of the option and the excess tax benefit that would result from the assumed exercise of the option.  However, the excess tax benefit component is included only if the assumed tax benefit would decrease the Company’s current taxes payable.  In 2012, the Company has projected that it will be a taxpayer and the tax benefit of the repurchases of shares from the assumed proceeds is incorporated into the diluted share calculation.  The impact of the assumed tax benefit in 2012 is a reduction in diluted shares outstanding of approximately 500,000 shares.  In 2011, the Company was not a taxpayer for federal income tax purposes and did not benefit from the tax deduction related to the assumed option exercises for purposes of the diluted share calculation, thus increasing the number of shares included in the diluted EPS calculation by approximately 800,000 shares.  Other factors, such as the Company’s stock price and stock options exercised, also impact the diluted EPS calculation.

During the three and nine months ended September 30, 2012, the Company repurchased 22,494 and 1,821,137 shares of its common stock, respectively, which reduced the weighted-average common shares outstanding.  See Note 10 for further discussion of the share repurchase program.

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Trade accounts receivable and other	$85,476	$74,403
Vehicle manufacturer receivables	41,078	21,510
Car sales receivable	3,826	2,287
	130,380	98,200
Less: Allowance for doubtful accounts	(2,163)	(2,840)
	$128,217	$95,360

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

7.	DEBT AND OTHER OBLIGATIONS

Debt and other obligations as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30,	December 31,
	2012	2011

Vehicle debt and other obligations
Asset-backed medium-term notes:
Series 2011-2 notes (matures May 2015)	$400,000	$400,000
Series 2011-1 notes (matures February 2015)	500,000	500,000
Series 2007-1 notes (matured July 2012)	-	500,000
	900,000	1,400,000
Discounts on asset-backed medium-term notes	(32)	(45)
Asset-backed medium-term notes, net of discount	899,968	1,399,955

Series 2010-3 variable funding notes (matures December 2013)	510,000	-
CAD Series 2012-1 notes (Canadian fleet financing)	71,169	-
(matures August 2014)

Total debt and other obligations	$1,481,137	$1,399,955

Asset-Backed Medium-Term Notes

Asset-backed medium-term notes were issued by RCFC in October 2011 (the “Series 2011-2 notes”), July 2011 (the “Series 2011-1 notes”), and May 2007 (the “Series 2007-1 notes”).

The $400 million of Series 2011-2 notes were issued at a fixed interest rate of 3.21% and will be repaid monthly over a six-month period, beginning in December 2014, with an expected final maturity date of May 2015.  At September 30, 2012, the Series 2011-2 notes required compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility (hereinafter defined).

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

The Series 2007-1 notes began scheduled amortization in February 2012 and were paid in full in July 2012.  During the three and nine months ended September 30, 2012, $83.3 million and $500.0 million of principal payments were made, respectively.

Variable Funding Notes

The Company had drawn $510 million of the $600 million Series 2010-3 variable funding note (“VFN”) at September 30, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final payment due in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had an interest rate of 1.57% at September 30, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  The Series 2010-3 VFN requires compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed a CAD Series 2012-1 $150 million Canadian fleet securitization program (the “CAD Series 2012-1 notes”).  This program has a term of two years and requires a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances or weighted average commercial paper rates, as well as a utilization fee of 65 basis points on the unused CAD Series 2012-1 amount.  At September 30, 2012, CAD $70 million (US $71.2 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.69% at September 30, 2012.

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

The Company had letters of credit outstanding under the Revolving Credit Facility of $0.1 million for U.S. enhancement and $40.8 million in general purpose letters of credit with a remaining available capacity of $409.1 million at September 30, 2012.

Covenant Compliance

As of September 30, 2012, the Company is in compliance with all covenants under its various financing arrangements.

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

The remaining unamortized value of the hedge deferred in accumulated other comprehensive income (loss) on the balance sheet was reclassified into earnings as interest expense through July 2012.  During the three and nine months ended September 30, 2012, $0.4 million and $8.5 million, respectively, were reclassified into earnings as interest expense.  The Company has also used interest rate cap agreements for its Series 2010-3 VFN, to effectively limit the variable interest rate on a total of $600 million in asset-backed VFNs.  These cap agreements have a termination date of July 2014.  There were no derivatives designated as hedging instruments at September 30, 2012 or December 31, 2011.

The fair value of derivatives outstanding at September 30, 2012 and December 31, 2011 are as follows (in thousands):

	Fair Value of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30,		December 31,		September 30,		December 31,
	2012		2011		2012		2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts	Prepaid expenses and other assets	$23	Prepaid expenses and other assets	$548	Accrued liabilities	$-	Accrued liabilities	$-

The (gain) loss recognized on interest rate swap and cap agreements that do not qualify for hedge accounting treatment and thus are not designated as hedging instruments for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Amount of (Gain) or Loss Recognized in Income on Derivative				Location of (Gain) or Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
					Net (increase) decrease in
Interest rate contracts	$40	$523	$525	$(3,367)	fair value of derivatives

The amount of gain (loss), net of tax and reclassification, recognized on the terminated hedging instruments in other comprehensive income (loss) (“OCI”) and the amount of the gain (loss) reclassified from Accumulated OCI (“AOCI”) into income for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) or Loss Reclassified from AOCI in Income (Effective Portion)
	2012	2011	2012	2011

Three Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$-	$3,591	$(207)	$(3,572)	interest income

Nine Months Ended
September 30,					Interest expense, net of
Interest rate contracts	$-	$10,288	$(4,939)	$(10,654)	interest income

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

The following tables show assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 on the Company’s balance sheet, and the input categories associated with those assets and liabilities:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 9/30/12	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$23	$-	$23	$-
Deferred Compensation Plan Assets (a)	6,998	6,998	-	-

Total	$7,021	$6,998	$23	$-

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in	Significant Other	Significant
(in thousands)	Value Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	(Level 1)	(Level 2)	(Level 3)

Derivative Assets	$548	$-	$548	$-
Deferred Compensation Plan Assets (a)	5,752	5,752	-	-

Total	$6,300	$5,752	$548	$-

(a)	Deferred Compensation Plan Assets consist primarily of equity securites. The Company also has an offsetting liability related to the Deferred Compensation Plan, which is not disclosed in the table as it is not independently measured at fair value, but rather is set to equal fair value of the assets held in the related rabbi trust.

The fair value of derivative assets, consisting of interest rate caps as discussed above, is calculated using proprietary models utilizing observable inputs, as well as future assumptions related to interest rates, credit risk and other variables.  These calculations are performed by the financial institutions that are counterparties to the applicable cap agreements and reported to the Company on a monthly basis.  The Company uses these reported fair values to adjust the asset as appropriate.  The Company evaluates the reasonableness of the calculations by comparing similar calculations from other counterparties for the applicable period and performs back-testing through use of the look back approach to evaluate the fair value provided by the financial institutions.  Deferred compensation plan assets consist of publicly traded securities and are valued in accordance with market quotations.  There were no transfers into or out of Level 1 or Level 2 measurements for the nine months ended September 30, 2012 or the 12 months ended December 31, 2011.  The Company’s policy is to recognize transfers between levels as of the beginning of the period in which the event or change in circumstances triggering the transfer occurs.  The Company had no Level 3 financial instruments at any time during the nine months ended September 30, 2012 or the 12 months ended December 31, 2011.

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

The following tables provide information about the Company’s market sensitive financial instruments valued at September 30, 2012 and December 31, 2011:

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 9/30/12	at 9/30/12	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates (1)	$(510,000)	$(510,000)	$-	$-	$(510,000)
Vehicle debt and obligations-
fixed rates	(900,000)	(926,819)	-	(516,296)	(410,523)
Canadian dollar denominated
vehicle debt and obligations-
floating rates	(71,169)	(71,169)	-	-	(71,169)

Total	$(1,481,169)	$(1,507,988)	$-	$(516,296)	$(991,692)

(1)	The fair value of the Series 2010-3 VFN excludes the impact of the related interest rate cap.

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in	Significant Other	Significant
	Assets	Assets	Active Markets for	Observable	Unobservable
	(Liabilities)	(Liabilities)	Identical Assets	Inputs	Inputs
Description	at 12/31/11	at 12/31/11	(Level 1)	(Level 2)	(Level 3)
(in thousands)

Vehicle debt and obligations-
floating rates	$(500,000)	$(495,820)	$-	$(495,820)	$-
Vehicle debt and obligations-
fixed rates	(900,000)	(899,292)	-	(499,292)	(400,000)

Total	$(1,400,000)	$(1,395,112)	$-	$(995,112)	$(400,000)

10.	STOCKHOLDERS’ EQUITY

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

During the three months ended September 30, 2012, the Company repurchased 22,494 shares or approximately $1.8 million of its common stock under the share repurchase program at an average price of $79.74 per share.  During the nine months ended September 30, 2012, the Company repurchased 1,821,137 shares or approximately $129.1 million ($100 million of which was pre-funded in November 2011 under a forward stock repurchase agreement) of its common stock under this share repurchase program at an average price of $70.91 per share.    As of September 30, 2012, approximately $271 million remained available for further purchases of the Company’s common stock under this share repurchase program.  Share repurchases are subject to applicable limitations under the Revolving Credit Facility, which as of September 30, 2012, permitted additional share repurchases totaling approximately $344 million.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Interest Rate Swap	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
	(In Thousands)

Balance, January 1, 2012	$(8,488)	$871	$(7,617)

Interest rate swap, net of tax	8,488	-	8,488

Foreign currency translation adjustment	-	5,491	5,491

Balance, September 30, 2012	$-	$6,362	$6,362

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

Based on existing tax law, the Company expects to be a cash taxpayer in 2012.  During the nine months ended September 30, 2012, the Company received a tax refund of $8.8 million due to overpayments of the excess estimated tax payments made in 2011, and paid $29 million in estimated federal taxes for 2012.

For the three and nine months ended September 30, 2012, the overall effective tax rate of 37.6% and 38.1%, respectively, and for the three and nine months ended September 30, 2011, the overall effective tax rate of 37.1% and 39.1%, respectively, differed from the U.S. statutory federal income tax rate primarily due to state and local taxes and the operating results of DTG Canada for which no income tax expense was recorded due to the utilization of prior NOL carryforwards for which no benefit had previously been recognized due to valuation allowance.

As of September 30, 2012 and December 31, 2011, the Company had no material liability for unrecognized tax benefits.  There are no material tax positions for which it is reasonably possible that unrecognized tax benefits will significantly change in the 12 months subsequent to September 30, 2012.

The Company files income tax returns in the U.S. federal and various state, local and foreign jurisdictions.  In the Company’s significant tax jurisdictions, the tax years 2009 and later are subject to examination by U.S. federal taxing authorities and the tax years 2008 and later are subject to examination by state and foreign taxing authorities.

The Company accrues interest and penalties on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated statements of comprehensive income.  No material amounts were recognized for interest and penalties during the three and nine months ended September 30, 2012 and 2011.

12.	COMMITMENTS AND CONTINGENCIES

There have been no material changes to the Commitments and Contingencies Note 14 in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, with the exception of the following:

Vehicle Insurance Reserves

The Company records reserves for its public liability and property damage exposure using actuarially-based loss estimates, which are updated semi-annually in June and December of each year.  In June 2011, the Company began semi-annual updates for supplemental liability insurance, as such reserves had been previously updated on an annual basis in December.  As a result of favorable overall claims loss development, the Company recorded favorable insurance reserve adjustments, which effectively represents revision to previous estimates of vehicle insurance charges, of $2.5 million for the nine months ended September 30, 2012 and $10.6 million for the nine months ended September 30, 2011.

Contingencies

The following recent developments pertaining to legal proceedings described in the Company’s Form 10-K are furnished on a supplemental basis:

On March 2, 2012, the appellate court in Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois) upheld the lower court’s ruling in favor of the Company.  The Plaintiffs did not seek a rehearing or further appeals, and this action has been dismissed.

On September 20, 2012, plaintiffs in Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) filed a dismissal without prejudice and have indicated they will not seek recovery of attorney fees.

On September 21, 2012, plaintiffs in Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) filed a stipulation and proposed order and proposed final judgment, which, if approved by the Court upon notice to the certified class, would dismiss the case as moot and without payment of attorney fees.  The hearing on the proposed dismissal is scheduled in November 2012.

Aside from the above and the item discussed in Note 15, none of the other legal proceedings described in the Company’s Form 10-K have experienced material changes.

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

14.	PROPOSED ACQUISITION AND RELATED MATTERS

On August 26, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hertz Global Holdings, Inc. (“Hertz”) and HDTMS, Inc., a wholly owned subsidiary of Hertz (“Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of both Hertz and the Company, following consummation of the Offer (hereinafter defined) and subject to the approval of the Company’s stockholders if required by applicable law, Merger Sub will be merged (the “Merger”) with and into the Company, with the Company becoming a wholly owned subsidiary of Hertz.

The Merger Agreement provides that the acquisition will be effected first through a tender offer by Merger Sub (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.01 per share, of the Company (the “Shares”) for $87.50 per Share (the “Offer Price”), net to the seller in cash and without any interest thereon, followed by the second-step Merger.

Subject to the terms and conditions of the Merger Agreement, the Company has granted Merger Sub an irrevocable one-time option (the “Top-Up Option”) to purchase, at a price per Share equal to the Offer Price, an aggregate number of newly issued Shares that, when added to the number of Shares owned by Hertz and its subsidiaries, including Merger Sub, at the time of such exercise, constitutes one Share more than 90% of the Shares then outstanding immediately after the issuance of the Top-Up Option Shares on a fully diluted basis, subject to there being no legal restraint and sufficient authorized Shares available for issuance.  The Top-Up Option is exercisable only after Shares have been accepted for payment pursuant to the Offer and Merger Sub irrevocably committing to effect the second-step Merger as soon as practicable after the exercise of the Top-Up Option.

The consummation of the Offer is subject to certain conditions, including among others, the following:  (1)  the Company’s stockholders shall have validly tendered in the Offer the number of Shares which, when taken together with any Shares owned by Hertz and its subsidiaries, represents a majority of the outstanding Shares on a fully diluted basis and (2) the expiration or early termination of the applicable waiting periods required pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).  The Offer and the other transactions contemplated by the Merger Agreement are not subject to any financing condition.

The Merger Agreement also provides that, with respect to obtaining antitrust approval of the acquisition, Hertz is required to: (1) divest its Advantage brand, together with certain additional assets and airport concessions pursuant to a proposed consent agreement currently under discussion between Hertz and the Federal Trade Commission (the “FTC”), (2) take other actions which, individually or in the aggregate, are of a de minimis nature and (3) contest any administrative or judicial action or proceeding challenging the acquisition while the Merger Agreement is in effect.  At any time after December 31, 2012, both the Company and Hertz may terminate the Merger Agreement if the FTC has not preliminarily accepted the proposed consent agreement and the waiting period under the HSR Act has not expired or been terminated.

The Merger Agreement includes customary termination provisions for both the Company and Hertz and provides that, in connection with the termination of the Merger Agreement, under certain circumstances, the Company and Hertz must reimburse the other party for its transaction expenses, subject to certain limitations.

Effective August 26, 2012, prior to the execution of the Merger Agreement, the Company’s board of directors approved a Second Amendment to Rights Agreement (the “Amendment”), dated as of August 26, 2012, amending the Rights Agreement (“Rights Agreement”) between the Company and Computershare Trust Company, N.A., as rights agent, dated as of May 18, 2011 and amended on February 17, 2012.

The Amendment, among other things, renders the Rights Agreement inapplicable to the Merger, the Offer, the Merger Agreement and the transactions contemplated thereby.  The Amendment provides that the execution and delivery of the Merger Agreement, the consummation of the Offer, the Merger and the other transactions contemplated by the Merger Agreement will not be deemed to result in either Hertz or Merger Sub or any of their respective affiliates or associates becoming an “Acquiring Person” (as such term is defined in the Rights Agreement).  In addition, the Amendment provides that none of a “Share Acquisition Date,” a “Distribution Date,” a “Flip-in Event” or a “Flip-over Event” (each as defined in the Rights Agreement) shall occur, and that the “Rights” (as defined in the Rights Agreement) will not separate from the Shares, in each case, by reason of the execution and delivery of the Merger Agreement, the consummation of the Offer, the Merger or the other transactions contemplated by the Merger Agreement.  The Amendment also provides that the Rights Agreement shall terminate and all outstanding Rights shall expire immediately prior to the Acceptance Time (as defined in the Merger Agreement), but only if the Acceptance Time shall have occurred.  If the Merger Agreement is subsequently terminated, the changes to the Rights Agreement pursuant to the Amendment will be of no further force and effect.

On September 10, 2012, Hertz filed with the SEC a tender offer statement on Schedule TO and the Company filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9  regarding the Offer. The Offer originally had an expiration date of October 5, 2012; however, Hertz extended the Offer, which will now expire on November 16, 2012, unless further extended.

15.	SUBSEQUENT EVENTS

In preparing the accompanying condensed consolidated financial statements, the Company has reviewed events that have occurred after September 30, 2012 through the issuance of the financial statements.  The Company noted no reportable subsequent events other than the subsequent events noted below.

In October 2012, the Company executed a vehicle purchase agreement with General Motors LLC (“GM”) for the 2013 program year that will allow the Company to source through GM a portion of its vehicle purchases, subject to certain minimum volumes and to requirements applicable to the mix of models purchased.  Volume requirements may be modified by mutual agreement between the Company and GM.

In November 2012, the Court approved the final settlement, ordered the parties to effectuate the settlement agreement according to its terms and dismissed the case on the merits, all in the case of Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent-A-Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.).

*******

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain selected operating data of the Company:

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
			Percentage				Percentage
U.S. and Canada	2012	2011	Change		2012	2011	Change

Vehicle Rental Data:

Average number of vehicles operated	119,424	112,665	6.0%		112,712	109,168	3.2%
Number of rental days	9,303,762	8,690,838	7.1%		25,343,896	23,930,099	5.9%
Vehicle utilization	84.7%	83.9%	0.8 p.p.		82.1%	80.3%	1.8 p.p.
Average revenue per day	$47.54	$50.12	(5.1%	)	$45.78	$47.89	(4.4%	)
Monthly average revenue per vehicle	$1,235	$1,289	(4.2%	)	$1,144	$1,166	(1.9%	)
Average depreciable fleet	120,757	113,719	6.2%		113,968	110,125	3.5%
Monthly avg. depreciation (net) per vehicle	$246	$186	32.3%		$184	$206	(10.7%	)

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

See the table below for a reconciliation of non-GAAP to GAAP results.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reconciliation of Net Income to
Corporate Adjusted EBITDA

Net income - as reported	$55,500	$66,621	$145,298	$125,649

(Increase) decrease in fair value of derivatives	40	523	525	(3,367)
Non-vehicle interest expense	1,379	3,709	5,705	9,053
Income tax expense	33,469	39,265	89,516	80,594
Non-vehicle depreciation	4,346	4,786	13,203	14,559
Amortization	1,919	1,896	5,520	5,703
Non-cash stock incentives	1,558	987	4,974	3,124
Other	(5)	(231)	(1,436)	(243)

Corporate Adjusted EBITDA	$98,206	$117,556	$263,305	$235,072

Reconciliation of Corporate Adjusted EBITDA
to Cash Flows From Operating Activities

Corporate Adjusted EBITDA	$98,206	$117,556	$263,305	$235,072

Vehicle depreciation, net of gains/losses from disposal	89,131	63,290	188,368	203,956
Non-vehicle interest expense	(1,379)	(3,709)	(5,705)	(9,053)
Change in assets and liabilities and other	13,769	(5,962)	(11,198)	28,635
Net cash provided by operating activities (a)	$199,727	$171,175	$434,770	$458,610

Memo:
Net cash provided by / (used in) investing activites	$53,893	$41,421	$(530,291)	$(326,408)
Net cash provided by / (used in) financing activities (a)	$(82,228)	$(169,196)	$43,742	$(95,882)

(a) Certain reclassifications have been made to the 2011 financial information to conform to the classifications used in 2012.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Operating Results

The Company reported income before income taxes of $89.0 million and $105.9 million for the three months ended September 30, 2012 and 2011, respectively.  Additionally, the Company reported net income of $55.5 million and $66.6 million for the three months ended September 30, 2012 and 2011, respectively.  Detailed discussions of significant fluctuations in revenues and expenses for the three-month periods are provided in the paragraphs below.

Revenues
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$442.3	$435.6	$6.7	1.6%
Other	18.3	16.1	2.2	13.1%
Total revenues	$460.6	$451.7	$8.9	2.0%

Vehicle rental metrics:
Number of rental days	9,303,762	8,690,838	612,924	7.1%
Average revenue per day	$47.54	$50.12	($2.58)	(5.1%	)

Vehicle rental revenue for the third quarter of 2012 increased 1.6%.  The Company experienced a 7.1% increase in the number of rental days totaling $30.7 million that resulted from improvement in rental demand in the third quarter of 2012 compared to the third quarter of 2011.  This increase was partially offset by a 5.1% decrease in average revenue per day totaling $24.0 million due to the competitive pricing environment in the third quarter of 2012.

Other revenue increased $2.2 million primarily due to a $1.4 million increase in the market value of investments in the Company’s deferred compensation and retirement plans, which is fully offset in selling, general and administrative expenses.

Expenses
	Three Months
	Ended September 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$215.8	$214.5	$1.3	0.6%
Vehicle depreciation and lease charges, net	89.1	63.3	25.8	40.8%
Selling, general and administrative (a)	54.5	47.9	6.6	13.8%
Interest expense, net of interest income	12.2	19.6	(7.4)	(37.8%	)
Total expenses	$371.6	$345.3	$26.3	7.6%

(Increase) decrease in fair value of derivatives	$-	$0.5	$(0.5)	(92.4%	)

(a) Includes merger-related expenses of $5.7 million for the three months ended September 30, 2012.

Direct vehicle and operating expenses for the third quarter of 2012 increased $1.3 million.  As a percent of revenue, direct vehicle and operating expenses were 46.9% in the third quarter of 2012, compared to 47.5% in the third quarter of 2011.

The increase in direct vehicle and operating expenses in the third quarter of 2012 primarily resulted from the following:

➢	Rent and airport concession expenses increased $0.8 million, primarily due to concession fees paid on rental revenue, which increased in 2012 as compared to 2011.

➢	Outside services expenses increased $0.8 million, primarily due to reservation outsourcing.

➢	Personnel expenses increased $0.6 million, primarily due to an increase in group insurance expense due to unfavorable loss experience incurred during the quarter.

➢
Vehicle-related expenses decreased $1.8 million, primarily due to a $1.2 million decrease in vehicle maintenance expense due to newer vehicles from the fleet refresh in 2012 requiring less maintenance, a $1.0 million decrease in shuttling expense, and a decrease in gasoline expense of $0.5 million, partially offset by a $1.2 million increase in net vehicle damage expense.

➢	Vehicle insurance expenses decreased $1.7 million in the third quarter of 2012 as a result of lower year-over-year accrual rates due to favorable claim experience.

➢	All other direct vehicle and operating expenses increased $2.6 million, primarily due to increases in travel agent commissions and business license tax expense.

Net vehicle depreciation and lease charges for the third quarter of 2012 increased $25.8 million.  As a percent of revenue, net vehicle depreciation and lease charges were 19.4% in the third quarter of 2012, compared to 14.0% in the third quarter of 2011.

The increase in net vehicle depreciation and lease charges in the third quarter of 2012 primarily resulted from the following:

➢
Vehicle depreciation expense increased $13.7 million, primarily resulting from a 10.2% increase in the average depreciation rate and a 6.2% increase in the average depreciable fleet.  The increase in base depreciation rates in the third quarter of 2012 primarily resulted from the significant fleet refresh in 2012, which caused vehicle depreciation rates to increase compared to the third quarter of 2011 as a large number of vehicles with residual values in excess of carrying values (and thus lower depreciation rates) were replaced with newer vehicles.

➢
Net vehicle gains on disposal of Non-Program Vehicles, which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing net vehicle depreciation and lease charges, decreased $12.1 million from a $17.3 million gain in the third quarter of 2011 to a $5.2 million gain in the third quarter of 2012.  The decrease in gains was attributable to a lower average gain per unit sold as a result of refinements to residual values and depreciation rates to reflect changes in assumptions for conditions in the used vehicle market at the projected disposition dates.

Selling, general and administrative expenses for the third quarter of 2012 increased $6.6 million.  As a percent of revenue, selling, general and administrative expenses were 11.8% in the third quarter of 2012, compared to 10.6% in the third quarter of 2011.

The increase in selling, general and administrative expenses in the third quarter of 2012 primarily resulted from the following:

➢	Merger-related expenses of $5.7 million incurred during the third quarter of 2012 with no such merger-related expenses incurred during the third quarter of 2011.

➢	The market value of investments in the Company’s deferred compensation and retirement plans increased $1.4 million, which is fully offset in other revenue.

➢	All other selling, general and administrative expenses decreased $0.5 million.

Net interest expense for the third quarter of 2012 decreased $7.4 million primarily due to the payoff of the Series 2007-1 notes, lower average interest rates and lower amortization of deferred financing costs.  As a percent of revenue, net interest expense was 2.6% in the third quarter of 2012, compared to 4.4% in the third quarter of 2011.

The income tax expense for the third quarter of 2012 was $33.5 million, compared to $39.3 million for the third quarter of 2011.  The effective income tax rate for the third quarter of 2012 was 37.6% compared to 37.1% for the third quarter of 2011.  The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on a consolidated basis.  The effective income tax rates for the three months ended September 30, 2012 and 2011 were higher than the federal statutory rates principally due to state and local income taxes.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Operating Results

The Company reported income before income taxes of $234.8 million and $206.2 million for the nine months ended September 30, 2012 and 2011, respectively.  Additionally, the Company reported net income of $145.3 million and $125.6 million for the nine months ended September 30, 2012 and 2011, respectively.  Detailed discussions of significant fluctuations in revenues and expenses for the nine-month periods are provided in the paragraphs below.

Revenues
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Vehicle rentals	$1,160.3	$1,146.0	$14.3	1.2%
Other	52.0	49.2	2.8	5.6%
Total revenues	$1,212.3	$1,195.2	$17.1	1.4%

Vehicle rental metrics:
Number of rental days	25,343,896	23,930,099	1,413,797	5.9%
Average revenue per day	$45.78	$47.89	($2.11)	(4.4%	)

Vehicle rental revenue for the nine months ended September 30, 2012 increased 1.2%.  The Company experienced a 5.9% increase in the number of rental days totaling $68.1 million that resulted from improvement in rental demand in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  This increase was partially offset by a 4.4% decrease in average revenue per day totaling $53.8 million due to the competitive pricing environment in the nine months ended September 30, 2012.

Other revenue increased $2.8 million primarily due to a $1.2 million higher gain on sale of assets during the nine months ended September 30, 2012 and higher fees and services revenue from licensees.

Expenses
	Nine Months
	Ended September 30,		$ Increase/	% Increase/
	2012	2011	(decrease)	(decrease)
	(in millions)

Direct vehicle and operating	$596.5	$583.8	$12.7	2.2%
Vehicle depreciation and lease charges, net	188.4	204.0	(15.6)	(7.7%	)
Selling, general and administrative (a)	147.4	145.6	1.8	1.3%
Interest expense, net of interest income	44.6	58.9	(14.3)	(24.3%	)
Total expenses	$976.9	$992.3	$(15.4)	(1.6%	)

(Increase) decrease in fair value of derivatives	$0.5	$(3.4)	$3.9	(115.6%	)

(a) Includes merger-related expenses of $5.7 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Direct vehicle and operating expenses for the nine months ended September 30, 2012 increased $12.7 million.  As a percent of revenue, direct vehicle and operating expenses were 49.2% in the nine months ended September 30, 2012, compared to 48.8% in the nine months ended September 30, 2011.

The increase in direct vehicle and operating expenses in the nine months ended September 30, 2012 primarily resulted from the following:

➢
Vehicle-related expenses increased $5.8 million, primarily due to a $5.2 million increase in net vehicle damage expense due to an increase in the fleet, combined with an increase in losses under collision damage policies purchased by customers.  Additionally, gasoline expense increased $2.3 million and toll and ticket expense increased $0.8 million.  Increased sales of pre-paid fuel and toll road products are a focus area for the Company, and the majority of the increase in these expenses is recovered through customer revenue related to these products.  The Company also experienced a $0.7 million increase in vehicle maintenance expense primarily due to an increase in the average rental fleet size.  These increases were partially offset by a $3.3 million decrease in shuttling expense due to a decrease in the number of vehicles needed to be transferred between locations.

➢
Vehicle insurance expenses increased $2.3 million resulting from less favorable loss experience realized on the Company’s vehicle insurance programs during the nine months ended September 30, 2012, compared to the loss experience during the nine months ended September 30, 2011. This increase was partially offset by lower accrual rates in the nine months ended September 30, 2012.

➢
Personnel-related expenses increased $2.0 million.  This increase was primarily due to a $0.9 million increase in group insurance expense due to unfavorable loss experience in the nine months ended September 30, 2012 and a $0.7 million increase in incentive-related compensation.

➢	Outside services expenses increased $1.4 million, primarily due to reservation outsourcing.

➢	All other direct vehicle and operating expenses increased $1.2 million, primarily due to increases in travel agent commissions and business license tax expense.

Net vehicle depreciation and lease charges for the nine months ended September 30, 2012 decreased $15.6 million.  As a percent of revenue, net vehicle depreciation and lease charges were 15.5% in the nine months ended September 30, 2012, compared to 17.1% in the nine months ended September 30, 2011.

The decrease in net vehicle depreciation and lease charges in the nine months ended September 30, 2012 primarily resulted from the following:

➢
Vehicle depreciation expense decreased $16.7 million, primarily resulting from a 9.6% decrease in the average depreciation rate which primarily resulted from refinements of base depreciation rates in order to reduce volatility from gains on sales of Non-Program Vehicles. This decrease was partially offset by a 3.5% increase in the average depreciable fleet.

➢
Net vehicle gains on disposal of Non-Program Vehicles, which effectively represent revisions to previous estimates of vehicle depreciation charges by reducing net vehicle depreciation and lease charges, decreased $1.1 million from a $43.1 million gain in the nine months ended September 30, 2011 to a $42.0 million gain in the nine months ended September 30, 2012.  This decrease in gains on sales of Non-Program Vehicles resulted from a lower average gain per unit in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, partially offset by approximately 17,700 more units sold in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The lower average gains per unit resulted from refinements of residual values and depreciation rates to reflect changes in assumptions for conditions in the used vehicle market at the projected disposition dates.

Selling, general and administrative expenses for the nine months ended September 30, 2012 increased $1.8 million.  As a percent of revenue, selling, general and administrative expenses were 12.2% in both the nine months ended September 30, 2012 and 2011.

The increase in selling, general and administrative expenses in the nine months ended September 30, 2012 primarily resulted from the following:

➢	Merger-related expenses increased $1.1 million to $5.7 million during the nine months ended September 30, 2012 from $4.6 million during the nine months ended September 30, 2011.

➢	Personnel-related expenses increased $2.1 million, primarily due to the timing of compensation-related accruals.

➢
Outsourcing expenses decreased $1.4 million primarily due to a lower base fee paid to a third-party service provider in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net interest expense for the nine months ended September 30, 2012 decreased $14.3 million primarily due to the payoff of the Series 2007-1 notes, lower average interest rates and lower amortization of deferred financing costs.  As a percent of revenue, net interest expense was 3.7% in the nine months ended September 30, 2012, compared to 4.9% in the nine months ended September 30, 2011.

The income tax expense for the nine months ended September 30, 2012 was $89.5 million, compared to $80.6 million for the nine months ended September 30, 2011.  The effective income tax rate for the nine months ended September 30, 2012 was 38.1%, compared to 39.1% for the nine months ended September 30, 2011.  This decrease reflects the utilization of Canadian tax NOLs to the extent of Canadian taxable income.  A full valuation allowance had previously been recorded against the Canadian NOLs due to losses in the Canadian operations.  The Company’s overall effective tax rate will vary depending on the amount of taxable income generated by the Company’s operations in various states and the applicable tax rates in those states, as well as the proportion those taxes represent of the Company’s pretax income on a consolidated basis.  The effective income tax rates for the nine months ended September 30, 2012 and 2011 were higher than the federal statutory rates principally due to state and local income taxes.

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

Outlook for 2012

The Company noted that based on its year-to-date performance through September 30, 2012 and its outlook for the fourth quarter, it is revising guidance for the full year of 2012 for Corporate Adjusted EBITDA and earnings per share, both excluding merger-related expenses.  The Company further noted that its previously announced guidance for rental revenue and fleet cost expectations for the full year of 2012 remain unchanged.

The Company revised its guidance for Corporate Adjusted EBITDA, excluding merger-related expenses, for the full year of 2012 to a range of $300 million to $310 million, up from its prior guidance of $285 million to $310 million.  Additionally, the Company revised its estimate for diluted earnings per share, excluding merger-related expenses, to a range of $5.50 to $5.75 per share for 2012, up from its previously announced range of $5.25 to $5.70 per share.

See below for the reconciliation of forecasted Corporate Adjusted EBITDA, excluding merger-related expenses, for the full year of 2012.

	Full Year
	2012	2011
	(in millions)
Reconciliation of Pretax income to	(forecasted)	(actual)
Corporate Adjusted EBITDA

Pretax income	$255 - $265	$261

(Increase) decrease in fair value of derivatives (2012 amount is YTD September 2012)	1	(3)
Non-vehicle interest expense	7	11
Non-vehicle depreciation	18	19
Amortization	7	7
Non-cash stock incentives	7	3
Other	(1)	-
Merger-related expenses (a)	6	5

Corporate Adjusted EBITDA, excluding merger-related expenses	$300 - $310	$303

	Full Year
	2012	2011
Reconciliation of GAAP diluted earnings per share ("EPS")
to non-GAAP diluted EPS:	(forecasted)	(actual)

EPS, diluted (b)	$5.39 - $5.61	$5.11

EPS impact of (increase) decrease in fair value of derivatives, net of tax (c)	0.01	(0.06)

EPS impact of merger-related expenses, net of tax (d)	0.11	0.09

Non-GAAP diluted EPS, excluding merger-related expenses (e)	$5.50 - $5.75	$5.13

(a)
Merger-related expenses include legal, litigation, advisory and other fees related to a potential merger transaction.  Full year 2012 includes $5.7 million of merger-related expenses through September 30, 2012.

(b)	Forecasted EPS for the year ended December 31, 2012 is calculated using pretax income as noted above with an assumed 38% tax rate and approximately 29.3 million diluted shares.

(c)
The tax effect of the (increase) decrease in fair value of derivatives is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the derivative instruments which is ($1.4) million for the year ended December 31, 2011.  The tax effect of the forecasted (increase) decrease in fair value of derivatives for the year ended December 31, 2012 (which is based on the year-to-date September 30, 2012 amount) is approximately $0.2 million.

(d)
The tax effect of the merger-related expenses is calculated using the entity-specific, U.S. federal and blended state tax rate applicable to the merger-related expenses which amount is $1.9 million for the year ended December 31, 2011.  The tax effect of the forecasted merger-related expenses for the year ended December 31, 2012 (which is based on the year-to-date September 30, 2012 amount) is approximately $2.4 million.

(e)	Since each category of EPS is computed independently for each period, total per share amounts may not equal the sum of the respective categories.

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

The secured vehicle financing programs require varying levels of credit enhancement or overcollateralization, which are provided by a combination of cash, vehicles and letters of credit under the Company’s Revolving Credit Facility.  Enhancement levels vary based on the source of debt used to finance the vehicles.  Additionally, enhancement levels are seasonal and increase significantly during the second and third quarters when the fleet is at peak levels.  In April and July 2012, the Company reduced its outstanding enhancement letters of credit supporting its secured vehicle financing facilities by approximately $145 million and $19 million, respectively, utilizing a portion of its excess cash to meet the collateral enhancement requirements under those facilities.

The Company’s investment in its securitization trusts for collateral enhancement purposes was approximately $625 million as of September 30, 2012.  The Company retains the flexibility to replace a portion of this cash collateral with funds borrowed under its Revolving Credit Facility or the issuance of letters of credit as it deems appropriate.  Enhancement requirements under asset-backed financing sources have changed significantly for the rental car industry as a whole over the past few years, and as a result, enhancement levels under the Series 2011-1 notes, the Series 2011-2 notes and the Series 2010-3 VFN are approximately 45%.

Net cash generated by operating activities of $434.8 million for the nine months ended September 30, 2012 was primarily the result of net income adjusted for depreciation expense, net of gains on sales of vehicles and income taxes.

Net cash used in investing activities was $530.3 million.  The principal expenditure of cash from investing activities during the nine months ended September 30, 2012 was for purchases of new revenue-earning vehicles, which totaled $1.4 billion, partially offset by the sale of revenue-earning vehicles, which totaled $0.8 billion.  In addition, at September 30, 2012, restricted cash and investments, which are restricted for the acquisition of revenue-earning vehicles and payments of the related debt, decreased $103.1 million from December 31, 2011.  The Company also used cash for non-vehicle capital expenditures of $13.9 million.  These expenditures consist primarily of airport facility improvements for the Company’s rental locations and information technology-related projects.

Net cash provided by financing activities was $43.7 million primarily due to $510.0 million in borrowings under the Series 2010-3 VFN and $71.2 million in proceeds from the issuance of the CAD Series 2012-1 notes.  These borrowings were partially offset by $500 million of scheduled debt repayments on the Series 2007-1 notes, $29.1 million to buy back Company shares under the share repurchase program and $8.8 million in deferred financing costs primarily associated with the issuance of the Revolving Credit Facility.

The Company has significant requirements to maintain letters of credit and surety bonds to support its insurance programs, airport concession and other obligations.  At September 30, 2012, the Company had $44.7 million in letters of credit, including $40.8 million in letters of credit under the Revolving Credit Facility, and $41.3 million in surety bonds to secure these obligations.  At September 30, 2012, these surety bonds and letters of credit had not been drawn.

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

In October 2012, the Company executed a vehicle purchase agreement with GM for the 2013 program year that will allow the Company to source through GM a portion of its vehicle purchases, subject to certain minimum volumes and to requirements applicable to the mix of models purchased.  Volume requirements may be modified by mutual agreement between the Company and GM.

See debt discussion below for an update to the “Total Debt and Other Obligations” section of the table provided in Part II, Item 7 – Contractual Obligations and Commitments in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Asset-Backed Medium-Term Notes

The asset-backed medium-term note program at September 30, 2012 was comprised of $900 million in asset-backed medium-term notes with maturities in 2014 and 2015.  Borrowings under the asset-backed medium-term notes are secured by eligible vehicle collateral, among other things.  The Series 2011-1 notes, with a fixed blended interest rate of 2.81%, are comprised of $420 million principal amount Class A notes with a fixed interest rate of 2.51% and $80 million principal amount of Class B notes with a fixed interest rate of 4.38%.  The Series 2011-2 notes of $400 million have a fixed interest rate of 3.21%.  Proceeds from the asset-backed medium-term notes that are not utilized for financing vehicles and certain related receivables are maintained in restricted cash and investment accounts and are available for the purchase of vehicles.  These amounts totaled approximately $163.3 million at September 30, 2012.  At September 30, 2012, the Series 2011-2 notes required compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

The Series 2007-1 notes of $500 million began scheduled amortization in February 2012 and were paid-off in July 2012.  The Series 2011-1 notes are expected to begin scheduled amortization in September 2014 and will amortize over a six-month period.  The Series 2011-2 notes are expected to begin scheduled amortization in December 2014 and will amortize over a six-month period.

Variable Funding Notes

The variable funding notes at September 30, 2012 were comprised of $600 million in U.S. fleet financing capacity that may be drawn and repaid from time to time in whole or in part during the revolving period, which ends in September 2013.

The Series 2010-3 VFN of $600 million had borrowings of $510 million at September 30, 2012.  At the end of the revolving period, the then-outstanding principal amount of the Series 2010-3 VFN will be repaid monthly over a three-month period, beginning in October 2013, with the final expected payment date in December 2013.  The facility bears interest at a spread of 130 basis points above each funding institution’s cost of funds, which may be based on either the weighted-average commercial paper rate, a floating one-month LIBOR rate or a Eurodollar rate.  The Series 2010-3 VFN had an interest rate of 1.57% at September 30, 2012.  The Series 2010-3 VFN also has a facility fee commitment rate of up to 0.8% per annum on any unused portion of the facility.  The Series 2010-3 VFN requires compliance with a maximum corporate leverage ratio of 3.0 to 1.0, a minimum corporate interest coverage ratio of 2.0 to 1.0 and a minimum corporate EBITDA requirement of $75 million, consistent with the terms of the Company’s Revolving Credit Facility.

Canadian Fleet Financing

On March 9, 2012, the Company completed the CAD Series 2012-1 notes totaling $150 million.  These notes have a term of two years and require a program fee of 150 basis points above the one-month rate for Canadian dollar denominated bankers’ acceptances or weighted average commercial paper rates, as well as a utilization fee of 65 basis points on the unused Series CAD 2012-1 amount.  At September 30, 2012, CAD $70 million (US $71.2 million) of the CAD Series 2012-1 notes had been drawn.  The CAD Series 2012-1 notes had an interest rate of 2.69% at September 30, 2012.

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

Under the Revolving Credit Facility, the Company has the ability (subject to specified conditions and limitations), among other things, to incur up to $400 million of unsecured indebtedness; to enter into permitted acquisitions of up to $250 million in the aggregate during the term of the Revolving Credit Facility and to incur financing and assume indebtedness in connection therewith; to make investments in the Company’s U.S. special-purpose financing entities (including RCFC) and our Canadian special-purpose financing entities, in aggregate amounts at any time outstanding of up to $750 million and $150 million, respectively; and to make dividend, stock repurchase and other restricted payments in an amount up to $300 million, plus 50% of cumulative adjusted net income (or minus 100% of cumulative adjusted net loss, as applicable) for the period beginning January 1, 2012 and ending on the last day of the fiscal quarter immediately preceding the restricted payment.  The Company had approximately $344 million available under the limitations of the Revolving Credit Facility for these restricted payments at September 30, 2012.

In April 2012 and July 2012, the Company reduced the enhancement letters of credit outstanding under its Revolving Credit Facility by approximately $145 million and $19 million, respectively, and instead satisfied the related enhancement requirements under certain series of RCFC’s notes with cash.  The Company had letters of credit outstanding under the Revolving Credit Facility of $0.1 million for U.S. enhancement and $40.8 million in general purpose letters of credit with a remaining available capacity of $409.1 million at September 30, 2012.

Covenant Compliance

The Company was in compliance with all covenants under its financing arrangements as of September 30, 2012.

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

Based on the Company’s level of floating rate debt at September 30, 2012, a 50 basis point fluctuation in interest rates would have an approximate $3 million impact on the Company’s expected pretax income on an annual basis.  This impact on pretax income would be offset by earnings from cash and cash equivalents and restricted cash and investments, which are invested on a short-term basis and subject to fluctuations in interest rates.  At September 30, 2012, cash and cash equivalents totaled $456.9 million and restricted cash and investments totaled $250.1 million.

At September 30, 2012, there were no significant changes in the Company’s quantitative disclosures about market risk compared to December 31, 2011, which are included under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the change in fair value for the tabular entries, “Vehicle Debt and Obligations – Floating Rates,” from $495.8 million at December 31, 2011 to $510.0 million at September 30, 2012, which increase primarily related to borrowings under the Series 2010-3 VFN of $510.0 million, partially offset by payments of $500.0 million of the Series 2007-1 notes;

“Vehicle Debt and Obligations – Fixed Rates” from $899.3 million at December 31, 2011 to $926.8 million at September 30, 2012; and the addition of the “Vehicle Debt and Obligations – Canadian Dollar Denominated” totaling $71.2 million at September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, identified in connection with the evaluation of the Company’s internal control performed during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

For a detailed description of certain legal proceedings, see Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following recent developments pertaining to legal proceedings described in the Company’s Form 10-K are furnished on a supplemental basis:

On March 2, 2012, the appellate court in Susan and Jeffrey Dillon v. DTG Operations, Inc. d/b/a Thrifty Car Rental (Case No. 09CH34874, Cook County Circuit Court, Chancery Division, Illinois) upheld the lower court’s ruling in favor of the Company.  The Plaintiffs did not seek a rehearing or further appeals, and this action has been dismissed.

On September 20, 2012, plaintiffs in Henzel v. Dollar Thrifty Automotive Group, Inc., et al. (Consolidated Case No. CJ-2010-02761, Dist. Ct. Tulsa County, Oklahoma) filed a dismissal without prejudice and have indicated they will not seek recovery of attorney fees.

On September 21, 2012, plaintiffs in Re: Dollar Thrifty Shareholder Litigation (Consolidated Case No. 5458-VCS, Delaware Court of Chancery) filed a stipulation and proposed order and proposed final judgment, which, if approved by the Court upon notice to the certified class, would dismiss the case as moot and without payment of attorney fees.  The hearing on the proposed dismissal is scheduled in November 2012.

On November 5, 2012, the Court approved the final settlement, ordered the parties to effectuate the settlement agreement according to its terms and dismissed the case on the merits, all in the case of Michael Shames; Gary Gramkow, on behalf of themselves and on behalf of all persons similarly situated v. The Hertz Corporation, Dollar Thrifty Automotive Group, Inc., Avis Budget Group, Inc., Vanguard Car Rental USA, Inc., Enterprise Rent-A-Car Company, Fox Rent-A-Car, Inc., Coast Leasing Corp., The California Travel and Tourism Commission and Caroline Beteta (No. 07 CV 2174 H BLM (S.D. Cal.).

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

ITEM 1A.                   RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of the following:

Pending Acquisition by Hertz

On August 26, 2012, we entered into the Merger Agreement providing for Hertz to acquire the Company for a purchase price of $87.50 per share, net to the seller in cash and without any interest thereon.  The proposed transaction, whether or not consummated, may result in a diversion of management’s attention from day-to-day operations, a loss of key personnel, and a disruption of our operations.  The proposed transaction may also affect our relationships with third parties.  The Merger Agreement imposes customary restrictions on the conduct of our business outside of the ordinary course prior to the closing of the transaction or the termination of the Merger Agreement, which may also adversely affect our ability to manage our operations effectively in light of changes in economic or market conditions or to execute our business strategy and meet our financial goals.  A delay in the consummation of the proposed transaction could exacerbate the impact of the risks associated with the proposed transaction, if they were to occur.

The consummation of the Offer is subject to certain conditions, including among others, the following:  (1)  the Company’s stockholders shall have validly tendered in the Offer the number of Shares which, when taken together with any Shares owned by Hertz and its subsidiaries, represents a majority of the outstanding Shares on a fully diluted basis and (2) the expiration or early termination of the applicable waiting periods required pursuant to the HSR Act.  The Offer and the other transactions contemplated by the Merger Agreement are not subject to any financing condition.

The Merger Agreement also provides that, with respect to obtaining antitrust approval of the acquisition, Hertz is required to: (1) divest its Advantage brand, together with certain additional assets and airport concessions pursuant to a proposed consent agreement currently under discussion between Hertz and the FTC, (2) take other actions which, individually or in the aggregate, are of a de minimis nature and (3) contest any administrative or judicial action or proceeding challenging the acquisition while the Merger Agreement is in effect.  At any time after December 31, 2012, both the Company and Hertz may terminate the Merger Agreement if the FTC has not preliminarily accepted the proposed consent agreement and the waiting period under the HSR Act has not expired or been terminated.

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

None.

c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced Plans	Be Purchased under
Period	Purchased	Per Share	or Programs	the Plans or Programs

July 1, 2012 -
July 31, 2012	22,494	$79.74	22,494	$270,863,523

August 1, 2012 -
August 31, 2012	-	$-	-	$270,863,523

September 1, 2012 -
September 30, 2012	-	$-	-	$270,863,523

Total	22,494		22,494

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

During the nine months ended September 30, 2012, the Company repurchased approximately $129.1 million ($100 million of which was pre-funded in November 2011) of its common stock under this share repurchase program at an average price of $70.91 per share.  As of September 30, 2012, approximately $271 million remained available for further purchases of Company’s common stock under this share repurchase program. The share repurchase program may be increased, suspended or discontinued at any time.

ITEM 6.                   EXHIBITS

2.1
Agreement and Plan of Merger, dated as of August 26, 2012, by and among Hertz Global Holdings, Inc., HDTMS, Inc. and Dollar Thrifty Automotive Group, Inc. (incorporated by reference to Exhibit 2.1 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated August 26, 2012 (Commission File No. 1-13647))

4.269
Second Amendment to Rights Agreement, dated as of August 26, 2012, by and between Dollar Thrifty Automotive Group, Inc. and the Rights Agent (previously filed as Exhibit 3 to Amendment No. 2 to Dollar Thrifty Automotive Group, Inc.’s Registration Statement on Form 8-A filed on August 27, 2012) (incorporated by reference to Exhibit 4.269 to Dollar Thrifty Automotive Group, Inc.’s Form 8-K dated August 26, 2012 (Commission File No. 1-13647))

10.262
Vehicle Purchase Agreement dated September 28, 2012 between General Motors, LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.45	Letter from Ernst & Young LLP regarding interim financial information
31.85	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.86	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.85	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.86	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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

DOLLAR THRIFTY AUTOMOTIVE GROUP, INC.

November 8, 2012	By:	/s/ SCOTT L. THOMPSON
Scott L. Thompson President, Chief Executive Officer and Principal Executive Officer
November 8, 2012	By:	/s/ H. CLIFFORD BUSTER III
H. Clifford Buster III Senior Executive Vice President, Chief Financial Officer and Principal Financial Officer

INDEX TO EXHIBITS

Exhibit Number                                                      Description

10.262
Vehicle Purchase Agreement dated September 28, 2012 between General Motors, LLC and Dollar Thrifty Automotive Group, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

15.45	Letter from Ernst & Young LLP regarding interim financial information
31.85	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.86	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.85	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.86	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
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